Form 10-Q
period 2000-12-31
KPMG CONSULTING INC
filed 2001-03-23
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended December 31, 2000

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _________ to __________

Commission File Number 000-31351

KPMG CONSULTING, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3680505 (IRS Employer Identification No.)

1676 International Drive, McLean, VA (Address of principal executive office)	22102 (Zip Code)

(703) 747-3000
(Registrant’s telephone number, including area code)

(Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	NO

The number of shares of common stock of the Registrant outstanding as of February 28, 2001 was 155,959,938.

KPMG CONSULTING, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2000

PART I – FINANCIAL STATEMENTS

Item 1: Financial Statements (unaudited)

Consolidated/Combined Condensed Statements of Operations for the Three and Six Months Ended December 31, 2000 and 1999	3

Consolidated Condensed Balance Sheets as of December 31, and June 30, 2000	5

Consolidated/Combined Condensed Statements of Cash Flows for the Six Months Ended December 31, 2000 and 1999	6

Notes to Consolidated/Combined Condensed Financial Statements	7

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3: Quantitative and Qualitative Disclosure about Market Risk	28

PART II – OTHER INFORMATION:

Item 1: Legal Proceedings	29

Item 2: Changes in Securities and Use of Proceeds	29

Item 6: Exhibits	30

SIGNATURES	31

PART I, ITEM 1. – FINANCIAL STATEMENTS

KPMG CONSULTING, INC.
CONSOLIDATED / COMBINED CONDENSED STATEMENTS OF OPERATIONS (1)
(in thousands, except share and per share amounts)
(unaudited)

	Consolidated	Combined
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2000	1999

Revenues	$702,604	$540,561

Costs of Service:

Professional compensation	263,208	181,892

Other direct contract expenses	196,589	119,335

Amortization of goodwill and other intangible assets	7,487	3,963

Other costs of service	90,533	93,769

Total costs of service	557,817	398,959

Gross Margin	144,787	141,602

Selling, general and administrative expenses	104,071	96,885

Operating income	40,716	44,717

Interest expense, net	(5,560)	(12,665)

Equity in losses of affiliate and loss on redemption of equity interest in affiliate (Note 5)	(63,330)	(5,563)

Minority interests	20	49

Income before partner distributions and benefits		$26,538

Loss before taxes	(28,154)

Income tax expense	9,417

Net loss	(37,571)

Dividend on Series A Preferred Stock	15,836

Net loss applicable to common stockholders	$(53,407)

Loss per share:

Net loss applicable to common stockholders - basic and diluted	$(0.70)

Weighted average shares - basic and diluted	75,760,067

The accompanying notes are an integral part of these financial statements.

(1)	Through January 31, 2000, KPMG LLP’s consulting business was operated in partnership form and all of its earnings were allocable to its partners. Accordingly, partner distributions and benefits have not been reflected in our historical financial statements through January 31, 2000. As a corporation, effective February 1, 2000, payments for services rendered by our managing directors are included as professional compensation, and we are subject to corporate income taxes.

KPMG CONSULTING, INC.
CONSOLIDATED / COMBINED CONDENSED STATEMENTS OF OPERATIONS (1)
(in thousands, except share and per share amounts)
(unaudited)

	Consolidated	Combined
	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2000	1999

Revenues	$1,382,040	$1,065,707

Costs of Service:

Professional compensation	532,767	361,844

Other direct contract expenses	346,560	219,593

Amortization of goodwill and other intangible assets	14,575	7,721

Other costs of service	173,499	171,926

Total costs of service	1,067,401	761,084

Gross Margin	314,639	304,623

Selling, general and administrative expenses	212,965	185,257

Operating income	101,674	119,366

Interest expense, net	(10,178)	(22,100)

Equity in losses of affiliate and loss on redemption of equity interest in affiliate (Note 5)	(76,020)	(11,526)

Minority interests	74	105

Income before partner distributions and benefits		$85,845

Income before taxes	15,550

Income tax expense	32,588

Net loss	(17,038)

Dividend on Series A Preferred Stock	31,672

Net loss applicable to common stockholders	$(48,710)

Loss per share:

Net loss applicable to common stockholders - basic and diluted	$(0.64)

Weighted average shares - basic and diluted	75,795,884

The accompanying notes are an integral part of these financial statements.

(1)	Through January 31, 2000, KPMG LLP’s consulting business was operated in partnership form and all of its earnings were allocable to its partners. Accordingly, partner distributions and benefits have not been reflected in our historical financial statements through January 31, 2000. As a corporation, effective February 1, 2000, payments for services rendered by our managing directors are included as professional compensation, and we are subject to corporate income taxes.

KPMG CONSULTING, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2000	2000

	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$15,315	$26,991

Accounts receivable, net	452,633	318,182

Unbilled revenues, net	151,107	238,128

Due from KPMG LLP	—	2,155

Prepaid and other current assets	110,017	82,144

Total current assets	729,072	667,600

Investment in affiliate	—	66,075

Property and equipment, net of depreciation	55,933	51,546

Goodwill and other intangible assets, net of amortization	177,855	131,287

Other assets	40,699	35,130

Total assets	$1,003,559	$951,638

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Current portion of notes payable	$56,419	$24,924

Due to KPMG LLP	118,573	18,343

Acquisition obligations	83,680	82,200

Accounts payable	34,750	32,011

Accrued payroll and related liabilities	174,323	144,288

Distribution payable to managing directors	—	73,230

Other current liabilities	113,169	117,615

Total current liabilities	580,914	492,611

Notes payable, less current portion	61,226	42,383

Other liabilities	29,140	34,219

Total liabilities	671,280	569,213

Series A Mandatorily Redeemable Convertible Preferred Stock	1,050,000	1,050,000

Stockholders’ Equity (Deficit) :

Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—

Common Stock, $.01 par value 1,000,000,000 shares authorized, 75,880,842 shares outstanding on June 30, 2000 and 75,759,279 shares outstanding on December 31, 2000	758	759

Additional paid-in capital	(643,413)	(643,415)

Accumulated deficit	(66,513)	(17,802)

Notes receivable from stockholders	(6,154)	(5,845)

Accumulated other comprehensive loss	(2,399)	(1,272)

Total stockholders’ equity (deficit)	(717,721)	(667,575)

Total liabilities and stockholders’ equity	$1,003,559	$951,638

The accompanying notes are an integral part of these financial statements.

KPMG CONSULTING, INC.
CONSOLIDATED / COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Consolidated	Combined
	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2000	1999

Cash flows from operating activities:

Income before partner distributions and benefits		$85,845

Net income (loss)	$(17,038)

Adjustments to reconcile to net cash provided by (used in) operating activities:

Equity in losses of affiliate and loss on redemption of equity interest in affiliate	76,020	11,526

Depreciation and amortization	28,171	19,035

Deferred income taxes and other	(19,172)	(1,011)

Changes in assets and liabilities:

Accounts receivable	(127,332)	(135,053)

Unbilled revenues	86,963	759

Prepaid expenses and other current assets	(2,096)	(7,389)

Other assets	2,951	(1,844)

Due to KPMG LLP, net	86,285	—

Accrued payroll and related liabilities	28,060	(68,160)

Accounts payable and other current liabilities	(29,086)	22,234

Distribution payable to managing directors	(73,230)	—

Other liabilities	(1,593)	(3,921)

Net cash provided by (used in) operating activities	38,903	(77,979)

Cash flows from investing activities:

Purchases of property and equipment	(17,195)	(11,574)

Businesses acquired, net of cash acquired	(2,536)	(21,714)

Purchases of other intangible assets	(443)	(2,683)

Investment in affiliate	(9,945)	—

Purchases of equity investments	(7,500)	—

Net cash used in investing activities	(37,619)	(35,971)

Cash flows from financing activities:

Net payments from KPMG LLP	—	121,620

Proceeds from notes payable	386,360	3,000

Repayment of notes payable	(336,022)	(4,254)

Repayment of acquisition obligations	(34,380)	—

Dividends paid on Series A Preferred Stock	(28,918)	—

Net cash provided by (used in) financing activities	(12,960)	120,366

Net increase (decrease) in cash and cash equivalents	(11,676)	6,416

Cash and cash equivalents - beginning of period	26,991	14,328

Cash and cash equivalents - end of period	$15,315	$20,744

Supplementary cash flow information:

Interest paid	$11,871	$24,324

Taxes paid	$80,674	$—

The accompanying notes are an integral part of these financial statements.

KPMG Consulting, Inc.
Notes to Consolidated/Combined Condensed Financial Statements
(Unaudited)

Note 1. Basis of Presentation

      The accompanying unaudited interim consolidated or combined condensed financial statements of KPMG Consulting, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated/combined financial statements and notes thereto for the fiscal year ended June 30, 2000, included in the Company’s Prospectus dated February 7, 2001 filed with the SEC pursuant to rule 424 (b) under the Securities Act of 1933. The accompanying consolidated/combined condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. Certain prior period amounts have been reclassified to conform with the current period presentation.

      We completed the separation of our company from KPMG LLP on January 31, 2000. For periods preceding the separation of our business from KPMG LLP, the Company refers to KPMG LLP’s management and information technology consulting business, which was operated in partnership form. As a partnership, all of KPMG LLP’s earnings were allocable to its partners. Accordingly, distributions and benefits to partners were not reflected as an expense in our historical financial statements through January 31, 2000. Additionally, as a partnership, KPMG LLP was not subject to income taxes and, as a result, our historical financial statements through January 31, 2000 do not include a provision for income taxes. Effective February 1, 2000, following our separation from KPMG LLP and our commencement of operations in corporate form, our historical financial statements include payments for services rendered by our managing directors, who were formerly consulting partners of KPMG LLP, in professional compensation and a provision for income taxes. Consequently, the historical results of operations for the three and six months ended December 31, 2000, which reflect a corporate basis of presentation, and the three months and six months ended December 31, 1999, which reflect a partnership basis of presentation, are not directly comparable.

      On January 17, 2001, our board of directors and stockholders approved a reverse stock split of approximately one share for every 5.045 shares effective immediately prior to our initial public offering. All share and per share amounts reflect this reverse stock split.

Note 2. Initial Public Offering

      During February 2001, the Company sold 34.2 million shares of common stock in an initial public offering, and a selling stockholder (KPMG LLP) sold an additional 95.1 million shares of common stock (including a portion of the shares of common stock that were issued in connection with the conversion of the Series A Mandatorily Redeemable Convertible Preferred Stock that were purchased by KPMG LLP, (the “Series A Preferred Stock”)) for a total offering of 129.3 million shares. In connection with the initial public offering, the Company also repurchased 1.4 million shares of the Series A Preferred Stock, and the remaining shares of Series A Preferred Stock were converted into 44.6 million shares of common stock (including 29.2 million shares sold by KPMG LLP). As of February 28, 2001, there were 155,959,938 shares of common stock issued and outstanding.

      The Company’s proceeds from the initial public offering, net of the underwriting discount of $24.7 million and our pro rata portion of other estimated expenses of the offering of $3.1 million, were $588.6 million. Of the net proceeds, $378.3 million were used to repurchase 1.4 million shares of the Series A Preferred Stock, $112.0 million were used to repay all of the Company’s outstanding indebtedness to KPMG LLP, $70.0 million were used to repay the outstanding indebtedness under the Company’s receivables purchase facility with PNC Bank and $28.3 million were used for working capital purposes.

      In connection with the initial public offering, the Company granted approximately 16.1 million stock options with an exercise price of $18 per share to employees. These options vest over a three and one half year period with 25% vesting on August 8, 2001 and an additional 25% vesting on August 8 in each of the years 2002 through 2004. As of February 8, 2001, the Company has approximately 20.1 million options outstanding with an exercise price of $18 and approximately 7.6 million options outstanding with an exercise price of $55.50.

Note 3. Comprehensive Income

      The Company accounts for comprehensive income under Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

	Three Months	Six Months
	Ended December 31,	Ended December 31,
(Dollars in thousands)	2000	2000

Net loss	$(37,571)	$(17,038)

Foreign currency translation adjustment (net of tax)	274	(1,127)

Comprehensive loss	$(37,297)	$(18,165)

Note 4. Segment Reporting

      The Company discloses business segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and required those enterprises to report selected information about operating segments in interim financial statements.

      The Company provides consulting services through six major industry groups. The following is a summary of certain financial information by reportable segment:

	For the Three Months Ended December 31,
	2000 (1)		1999 (1)
		Operating		Operating
(Dollars in thousands)	Revenue	Income	Revenue	Income

Public Services	$178,595	$46,995	$166,508	$53,202

Financial Services	132,309	29,962	120,784	36,281

Communications and Content	131,923	24,682	71,203	13,365

High Tech	96,729	23,093	60,925	15,546

Consumer and Industrial Markets	81,772	17,607	86,052	19,938

Health Care	21,863	3,710	22,998	5,162

Corporate / Other (2)	59,413	(105,333)	12,091	(98,777)

Total	$702,604	$40,716	$540,561	$44,717

	For the Six Months Ended December 31,
	2000 (1)		1999 (1)
		Operating		Operating
(Dollars in thousands)	Revenue	Income	Revenue	Income

Public Services	$358,695	$99,410	$336,049	$101,688

Financial Services	269,868	56,126	245,775	77,750

Communications and Content	249,125	54,092	130,928	23,579

High Tech	185,020	44,453	119,772	33,905

Consumer and Industrial Markets	166,348	35,278	173,728	43,254

Health Care	42,927	9,072	46,825	11,975

Corporate / Other (2)	110,057	(196,757)	12,630	(172,785)

Total	$1,382,040	$101,674	$1,065,707	$119,366

(1)	The periods ended December 31, 2000 include managing directors’ compensation and benefit expense in each segment. The periods ended December 31, 1999 exclude payments for partner distributions and benefits as the company was operating in partnership form.

(2)	Corporate / Other revenues are primarily attributable to international operations for all periods. Corporate / Other operating losses are principally due to infrastructure and shared services costs, as well as operating results of international operations.

Note 5. Investment in Affiliate

      Since June 1999, the Company held a 49% joint venture interest in Qwest Cyber.Solutions, LLC (“QCS”), with the remaining 51% interest being held by Qwest Communications International Inc. QCS periodically required additional capital to fund its operations and acquire equipment to support the expansion of its business. The Company decided not to make any additional capital contributions to QCS. On December 27, 2000, QCS redeemed the Company’s 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, the Company’s investment in QCS of $63.3 million ($58.5 million on an after tax basis) was written off through a non-cash charge to earnings in the quarter ended December 31, 2000.

      Concurrent with the disposition of the Company’s equity investment in QCS, the Company entered into an agreement pursuant to which the Company continues to have a significant marketing relationship with QCS. Under this arrangement, the Company will continue to work with QCS to develop sales and marketing plans for the distribution of QCS’ products and services through the Company, and to market QCS’ products and services. The Company’s marketing relationship with QCS allows the Company to continue to offer its clients application service provider services. The Company’s marketing relationship with QCS extends through June 2, 2009 or the date of an initial public offering by QCS, if earlier.

Note 6. Business Combinations

      During the six months ended December 31, 2000, the company acquired the consulting businesses of KPMG International member firms in Brazil, Colombia, Ireland, and Peru. In connection with these acquisitions, the company paid cash of $2.4 million and incurred obligations of $35.9 million payable to former owners of the Irish consulting business, $7.0 million payable to former owners of the Brazilian consulting business and $.8 million payable to KPMG LLP. The preliminary allocation of the purchase price to acquired assets resulted in the allocation of $1.5 million to assembled workforce and $44.8 million to goodwill. Any adjustments to the allocation of the purchase price for these acquisitions upon finalization of our valuation of these assets acquired and liabilities assumed is not expected to have a significant effect on our balance sheet.

      On February 7, 2001, the Company acquired the Netherlands Antilles consulting business of a KPMG International member firm for $10.9 million in cash. The company is currently in the process of determining the allocation of the purchase price to the acquired assets and liabilities.

      The acquisitions have been accounted for as purchases and, accordingly, the purchase price of each acquisition was assigned to the assets acquired and liabilities assumed based on their fair values at the respective dates of acquisition.

* * * * * * *

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the information contained in the Consolidated/Combined Condensed Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below.

Historical Overview

      We completed the separation of our company from KPMG LLP on January 31, 2000. As a partnership, all of KPMG LLP’s earnings were allocable to its partners. Accordingly, distributions and benefits to partners were not reflected as an expense in our historical financial statements through January 31, 2000. Additionally, as a partnership, KPMG LLP was not subject to income taxes and, as a result, our historical financial statements through January 31, 2000 do not include a provision for income taxes. Effective February 1, 2000, following our separation from KPMG LLP and our commencement of operations in corporate form, our historical financial statements include payments for services rendered by our managing directors, who were formerly consulting partners of KPMG LLP, in professional compensation and a provision for income taxes. Consequently, the historical results of operations for the three and six months ended December 31, 2000, which reflect a corporate basis of presentation, and the three months and six months ended December 31, 1999, which reflect a partnership basis of presentation, are not directly comparable. Results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2001.

Company Overview

      We are one of the world’s largest consulting firms with approximately 9,000 professionals. We serve over 2,500 clients, including global companies, Fortune 1000 companies, small and medium-sized businesses, government agencies and other organizations. We provide our clients with a range of service offerings that combine industry specific business strategy and operational improvements, technology selection and implementation. Our service offerings are designed to help our clients generate revenues, improve efficiency and contain costs.

      These services include:

• business and technology strategy;

• process design and operations improvement;

• systems integration;

• network integration and infrastructure; and

• outsourcing.

      We provide consulting services through six industry groups in which we have significant industry-specific knowledge. These groups are public services, financial services, communications and content, high tech, consumer and industrial markets, and health care. In addition, we have multi-national operations covering North America, Latin America, Ireland, Israel, Japan, New Zealand and South Korea.

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

      The Company incurred a net loss of $37.6 million ($53.4 million after deducting preferred stock dividends of $15.8 million), or $.70 per share, for the three months ended December 31, 2000 and a net loss of $17.0 million ($48.7 million after deducting preferred stock dividends of $31.7 million), or $.64 per share, for the six months ended December 31, 2000. These losses were attributable to the Company’s after-tax equity in losses of affiliate and loss on redemption of equity interest in affiliate of $58.5 million and $71.2 million, for the three and six months ended December 31, 2000, respectively. Excluding the effect of equity in losses of affiliate and loss on redemption of equity interest in affiliate, the Company earned $20.9 million ($5.1 million after deducting preferred stock dividends, or $.07 per share) for the three months ended December 31, 2000, and $54.2 million ($22.5 million after deducting preferred stock dividends, or $.30 per share) for the six months ended December 31, 2000. As a result of the redemption of our equity interest in QCS on December 27, 2000, we are no longer committed to making capital contributions to support the expansion of its business. In addition, there will be no further losses associated with this investment.

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

      The following table sets forth the dollars and percent of revenues represented by items in our statements of operations for the three month periods ended December 31, 2000 and December 31, 1999. As discussed in Note 1 of the Consolidated/Combined Condensed Financial Statements, the historical results of operations for the three months ended December 31, 2000, which reflect a corporate basis of presentation, and the three months ended December 31, 1999, which reflect a partnership basis of presentation, are not directly comparable.

Historical Results of Operations

	Consolidated		Combined
	Three Months		Three Months
	Ended		Ended
(Dollars in thousands, except share and per share amounts)	December 31,		December 31,
Financial Data:	2000		1999

Revenues	$702,604	100.0%	$540,561	100.0%

Total costs of service	557,817	79.4	398,959	73.8

Gross Margin	144,787	20.6	141,602	26.2

Selling, general & administrative expenses	104,071	14.8	96,885	17.9

Operating income	40,716	5.8	44,717	8.3

Interest expense, net and other	(5,540)	(0.8)	(12,616)	(2.3)

Equity in losses of affiliate and loss on redemption of equity interest in affiliate	(63,330)	(9.0)	(5,563)	(1.0)

Income before distributions and benefits to partners			$26,538	5.0

Loss before taxes	(28,154)	(4.0)

Income tax expense	9,417	1.3

Net loss	(37,571)	(5.3)

Dividend on Series A Preferred Stock	15,836	2.3

Net loss applicable to common stockholders	$(53,407)	(7.6)

Net loss applicable to common stockholders per share - basic and diluted	$(0.70)

Weighted average shares - basic and diluted	75,760,067

Revenues. Revenues increased $162.0 million, or 30.0%, from $540.6 million in the three months ended December 31, 1999 to $702.6 million in the three months ended December 31, 2000. This overall increase is primarily attributable to a 20% increase in client service hours billed due to growth in several of our operating segments, including communications and content, high tech, public services and financial services, as well as several international acquisitions completed over the past year.

Strong revenue growth was experienced in the communications and content and high tech segments, which increased 85.3% and 58.8%, respectively. This growth was partially due to joint marketing relationships with our alliance partners, growth in our next generation operations support systems / business support systems offerings, business-to-business Internet-related services, and growth from our key accounts. In addition, international revenue grew 381% to $59.4 million due to the completion of 12 acquisitions since December, 1999.

Gross Margin. Gross margin as a percentage of revenue decreased from 26.2% to 20.6% from the three months ended December 31, 1999 to the three months ended December 31, 2000 as a result of the following factors:

•	beginning February 1, 2000, we have included payments for services rendered by our managing directors who were formerly consulting partners of KPMG LLP in professional compensation;

•	our investment in training our professionals in required Internet skills;

•	our investment in the development of new Internet-related service offerings;

•	increased other direct contract expenses directly attributable to client engagements, including costs associated with subcontractors; and

•	increased amortization of goodwill and other intangible assets due to recently completed acquisitions.

      In dollar terms, gross margin increased by $3.2 million, or 2.2%, from $141.6 million for the three months ended December 31, 1999 to $144.8 million for the three months ended December 31, 2000. The increase in dollar terms was due to the $162.0 million increase in revenues described above, offset by:

•	an increase in professional compensation of $81.3 million, or 44.7%, from $181.9 million to $263.2 million, primarily attributable to $57.8 million in managing directors’ base compensation for the three months ended December 31, 2000, $16.1 million attributable to higher wages paid to new and existing staff, and an increase of $14.6 million in accruals for incentive compensation. These increases were partially offset by $7.2 million of cost savings from the elimination of an employees’ defined benefit pension plan;

•	an increase in other direct contract expenses of $77.3 million, or 64.7%, from $119.3 million to $196.6 million, due to higher travel and lodging expenses for our client service personnel to travel to client locations, and other disbursements connected with specific client engagements, including the cost of subcontractors to supplement our own resources; and

•	an increase of $3.5 million in the amortization of goodwill and other intangible assets primarily due to recently completed acquisitions;

•	offset by a reduction of $3.2 million in other costs of service.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.2 million, or 7.4%, from $96.9 million to $104.1 million primarily due to:

•	an increase of $2.4 million as a result of allocated and direct costs incurred to support growth in the business primarily relating to office space, support and operation services, and increased staffing in infrastructure departments;

•	an increase of $3.2 million related to new business development costs;

•	an increase of $4.4 million due to recently acquired international consulting businesses; and

•	offset by a decrease of $2.8 million relating to the cost of outsourced services that are no longer provided or charged to the Company by KPMG LLP. Effective July 1, 2000, the Company and KPMG LLP entered into an amended and restated outsourcing agreement whereby certain services were discontinued and the related costs were no longer incurred.

Interest Expense, net. Interest expense, net decreased $7.1 million, or 56.1%, from $12.7 million to $5.6 million, due to lower interest expense on outstanding borrowings under our credit facility for the three months ended December 31, 2000 than allocated interest expense for the three months ended December 31, 1999. Effective July 1, 2000, the Company is no longer allocated interest costs by KPMG LLP.

Equity in Losses of Affiliate and Loss on Redemption of Equity Interest in Affiliate. Equity in losses of affiliate and loss on redemption of equity interest in affiliate, which relates to our equity investment in QCS, increased $57.8 million, from $5.6 million to $63.3 million. QCS periodically required additional capital to fund its operations and acquire equipment to support the expansion of its business. The Company decided not to make any additional capital contributions to QCS. On December 27, 2000, QCS redeemed the Company’s 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, the Company’s investment in QCS of $63.3 million ($58.5 million on an after-tax basis), was written off through a non-cash charge to earnings in the quarter ended December 31, 2000.

Income tax expense. For the three months ended December 31, 2000, the Company incurred a loss before taxes of $28.2 million and provided income taxes of $9.4 million. The $9.4 million income tax provision on a loss before taxes of $28.2 million is primarily attributable to the non-deductibility of certain losses associated with the redemption of our investment by QCS on December 27, 2000. No tax provision is included for the three months ended December 31, 1999 as the Company was operating under a partnership structure until January 31, 2000. (See Note 1 of the Consolidated/Combined Condensed Financial Statements).

For the year ending June 30, 2001, our Company expects to report its book-basis effective tax rate to be approximately 60% of its consolidated pre-tax income for the year, including the negative impact of the equity in losses of affiliate and other non-deductible expenses. Accounting rules require that our Company apportion that total income tax provision for the year to each quarter, in the ratio that each quarter’s pre-tax income bears to the year’s pre-tax income. Therefore, the effective tax rate for the third and fourth quarters of FY2001 will be negatively impacted by the equity in losses of affiliate incurred in the first and second quarters of the year.

Net Loss. Net loss incurred for the three months ended December 31, 2000 was $37.6 million principally due to equity in losses of affiliate and loss on redemption of equity interest in affiliate, partially offset by net income from operations.

Preferred Stock Dividend. Our Series A Preferred Stock carried a 6% annual dividend, payable quarterly. Dividends totaling $15.8 million have been recognized in the three months ended December 31, 2000. The Series A Preferred Stock was repurchased or converted to common stock upon the completion of our initial public offering and, as a result, there will be no preferred dividends relating to the Series A Preferred Stock after December 31, 2000.

Net Loss to Common Stockholders. After deducting dividends on our Series A Preferred Stock, net loss applicable to common stockholders for the three months ended December 31, 2000 was $53.4 million, or $.70 per share.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31, 1999

The following table sets forth the dollars and percent of revenues represented by items in our statements of operations for the six month periods ended December 31, 2000 and December 31, 1999. As discussed in Note 1, the historical results of operations for the six months ended December 31, 2000, which reflect a corporate basis of presentation, and six months ended December 31, 1999, which reflect a partnership basis of presentation, are not directly comparable.

Historical Results of Operations

	Consolidated		Combined
	Six Months		Six Months
	Ended		Ended
(Dollars in thousands, except share and per share amounts)	December 31,		December 31,
Financial Data:	2000		1999

Revenues	$1,382,040	100.0%	$1,065,707	100.0%

Total costs of service	1,067,401	77.2	761,084	71.4

Gross Margin	314,639	22.8	304,623	28.6

Selling, general & administrative expenses	212,965	15.4	185,257	17.4

Operating income	101,674	7.4	119,366	11.2

Interest expense, net and other	(10,104)	(0.7)	(21,995)	(2.1)

Equity in losses of affiliate and loss on redemption of equity interest in affiliate	(76,020)	(5.5)	(11,526)	(1.1)

Income before distributions and benefits to partners			$85,845	8.0

Income before taxes	15,550	1.2

Income tax expense	32,588	2.4

Net loss	(17,038)	(1.2)

Dividend on Series A Preferred Stock	31,672	2.3

Net loss applicable to common stockholders	$(48,710)	(3.5)

Net loss applicable to common stockholders per share - basic and diluted	$(0.64)

Weighted average shares - basic and diluted	75,795,884

Revenues. Revenues increased $316.3 million, or 29.7%, from $1,065.7 million in the six months ended December 31, 1999 to $1,382.0 million in the six months ended December 31, 2000. This overall increase is primarily attributable to a 23% increase in client service hours billed due to growth in several of our operating segments, including communications and content, high tech, and public services as well as several international acquisitions completed over the past year.

Strong revenue growth was experienced in the communications and content and high tech segments, which increased 90.3% and 54.5%, respectively. This growth was partially due to joint marketing relationships with our alliance partners, growth in our next generation operations support systems/business support systems offerings, business-to-business Internet-related services, and growth from our key accounts. In addition, international revenue grew 785% to $109.4 million when compared to the prior year six month period.

Gross Margin. Gross margin as a percentage of revenue decreased from 28.6% to 22.8% from the six months ended December 31, 1999 to the six months ended December 31, 2000 as a result of the following factors:

•	beginning February 1, 2000, we have included payments for services rendered by our managing directors who were formerly consulting partners of KPMG LLP in professional compensation;

•	our investment in training our professionals in required Internet skills;

•	our investment in the development of new Internet-related service offerings;

•	increased other direct contract expenses directly attributable to client engagements, including costs associated with subcontractors; and

•	increased amortization of goodwill and other intangible assets due to recently completed acquisitions;

•	partially offsetting the above was $6.5 million from a favorable settlement of a contract dispute which is included in revenues for the six months ended December 31, 2000.

In dollar terms, gross margin increased by $10.0 million, or 3.3%, from $304.6 million for the six months ended December 31, 1999 to $314.6 million for the six months ended December 31, 2000. The increase in dollar terms was due to the $316.3 million increase in revenues (which includes $6.5 million from the contract dispute settlement described above), offset by:

•	an increase in professional compensation of $170.9 million, or 47.2%, from $361.8 million to $532.8 million, primarily attributable to $111.5 million in managing directors’ base compensation for the six months ended December 31, 2000, $30.3 million attributable to higher wages paid to new and existing staff, and an increase of $43.5 million in accruals for incentive compensation. These increases were partially offset by $14.4 million of cost savings from the elimination of an employees’ defined benefit pension plan;

•	an increase in other direct contract expenses of $127.0 million, or 57.8%, from $219.6 million to $346.6 million, due to higher travel and lodging expenses for our client service personnel to travel to client locations, and other disbursements connected with specific client engagements, including the cost of subcontractors to supplement our own resources;

•	an increase of $6.9 million in the amortization of goodwill and other intangible assets primarily due to recently completed acquisitions; and

•	an increase of $1.6 million in other costs of service.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $27.7 million, or 15.0%, from $185.3 million to $213.0 million primarily due to:

•	a net increase of $12.2 million as a result of allocated and direct costs incurred to support growth in the business primarily relating to office space, support and operation services, and increased staffing in infrastructure departments;

•	an increase of $10.7 million related to new business development costs;

•	an increase of $15.2 million due to recently acquired international consulting businesses;

•	offset by a decrease of $10.4 million relating to the cost of outsourced services that are no longer provided or charged to the Company by KPMG LLP.

Interest Expense, net. Interest expense, net decreased $11.9 million, or 53.9%, from $22.1 million to $10.2 million, due to lower interest expense on outstanding borrowings under our credit facility for the six months ended December 31, 2000 than interest expense allocated to the Company by KPMG LLP for the six months ended December 31, 1999.

Equity in Losses of Affiliate and Loss on Redemption of Equity Interest in Affiliate. Equity in losses of affiliate and loss on redemption of equity interest in affiliate which relates to our equity investment in QCS, increased $64.5 million, from $11.5 million to $76.0 million. QCS periodically required additional capital to fund its operations and acquire equipment to support the expansion of its business. The Company decided not to make any additional capital contributions to QCS. On December 27, 2000, QCS redeemed the Company’s 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, the Company’s investment in QCS of $63.3 million ($58.5 million on an after tax basis), was written off through a non-cash charge to earnings in December 2000.

Income tax expense. For the six months ended December 31, 2000, the Company earned income before taxes of $15.6 million and incurred income taxes of $32.6 million. The $32.6 million income tax provision on income before taxes of $15.6 million is primarily attributable to the non-deductibility of losses associated with the redemption of our investment in QCS on December 27, 2000. No tax provision is included for the six months ending December 31, 1999 as the Company was operating under a partnership structure until January 31, 2000.

Net Loss. Net loss incurred for the six months ended December 31, 2000 was $17.0 million principally due to equity in losses of affiliate and loss on redemption of equity interest in affiliate, partially offset by net income from operations.

Preferred Stock Dividend. Series A Preferred Stock dividends totaling $31.7 million have been recognized in the six months ended December 31, 2000.

Net Loss Attributable to Common Stockholders. After deducting dividends on our Series A Preferred Stock, net loss applicable to common stockholders for the six months ended December 31, 2000 was $48.7 million, or $.64 per share.

PRO FORMA FINANCIAL INFORMATION

      The following tables set forth our pro forma consolidated/combined condensed statements of operations for the three and six month periods ended December 31, 2000 and December 31, 1999.

Pro Forma Combined Condensed Statement of Operations
Three Months Ended December 31, 1999
(in thousands, except share and per share amounts)

	Historical	Pro Forma

	Three Months			Three Months
	Ended			Ended
	December 31,	Pro Forma		December 31,
	1999	Adjustments		1999

Revenue	$540,561			$540,561

		$45,342	(1)

		1,937	(2)

Cost of services	398,959	(7,186)	(3)	439,052

Gross margin	141,602	(40,093)		101,509

		2,000	(4)

Selling, general and administrative expenses	96,885	(9,640)	(5)	89,245

Operating income	44,717	(32,453)		12,264

Interest expense, net	(12,665)	5,200	(6)	(7,465)

Equity in losses of affiliate and loss on redemption of equity interest in affiliate	(5,563)			(5,563)

Minority interest	49			49

Income before partner distributions and benefits	$26,538

Loss before taxes		(27,253)		(715)

Income tax expense (benefit)		(500)	(7)	(500)

Net loss applicable to common stockholders		$(26,753)		$(215)

Loss per share:

Net loss applicable to common stockholders - basic and diluted				$(0.00)

Weighted average shares - basic and diluted			(9)	89,222,575

See notes to pro forma financial information.

Pro Forma Combined Condensed Statement of Operations
Six Months Ended December 31, 1999
(in thousands, except share and per share amounts)

	Historical	Pro Forma

	Six Months			Six Months
	Ended			Ended
	December 31,	Pro Forma		December 31,
	1999	Adjustments		1999

Revenue	$1,065,707			$1,065,707

		$90,684	(1)

		3,874	(2)

Cost of services	761,084	(14,370)	(3)	841,272

Gross margin	304,623	(80,188)		224,435

		4,000	(4)

Selling, general and administrative expenses	185,257	(19,280)	(5)	169,977

Operating income	119,366	(64,908)		54,458

Interest expense, net	(22,100)	10,121	(6)	(11,979)

Equity in losses of affiliate and loss on redemption of equity interest in affiliate	(11,526)			(11,526)

Minority interest	105			105

Income before partner distributions and benefits	$85,845

Income (loss) before taxes		(54,787)		31,058

Income tax expense		21,741	(7)	21,741

Net income (loss) applicable to common stockholders		$(76,528)		$9,317

Earnings per share:

Net income applicable to common stockholders - basic and diluted				$0.10

Weighted average shares - basic and diluted			(9)	89,222,575

See notes to pro forma financial information.

Pro Forma Consolidated Condensed Statement of Operations
Three Months Ended December 31, 2000
(in thousands, except share and per share amounts)

	Historical	Pro Forma

	Three Months			Three Months
	Ended			Ended
	December 31,	Pro Forma		December 31,
	2000	Adjustments		2000

Revenue	$702,604			$702,604

Cost of services	557,817			557,817

Gross margin	144,787			144,787

Selling, general and administrative expenses	104,071	$2,000	(4)	106,071

Operating income	40,716	(2,000)		38,716

Interest expense, net	(5,560)	2,125	(6)	(3,435)

Equity in losses of affiliate and loss on redemption of equity interest in affiliate	(63,330)			(63,330)

Minority interest	20			20

Loss before taxes	(28,154)	125		(28,029)

Income tax expense (benefit)	9,417	(23,151)	(7)	(13,734)

Net loss	(37,571)	23,276		(14,295)

Dividend on Series A Preferred Stock	15,836	(15,836)	(8)	—

Net loss applicable to common stockholders	$(53,407)	$39,112		$(14,295)

Loss per share:

Net loss applicable to common stockholders - basic and diluted	$(0.70)			$(0.09)

Weighted average shares - basic and diluted	75,760,067		(9)	155,959,938

See notes to pro forma financial information.

Pro Forma Consolidated Condensed Statement of Operations
Six Months Ended December 31, 2000
(in thousands, except share and per share amounts)

	Historical	Pro Forma

	Six Months			Six Months
	Ended			Ended
	December 31,	Pro Forma		December 31,
	2000	Adjustments		2000

Revenue	$1,382,040			$1,382,040

Cost of services	1,067,401			1,067,401

Gross margin	314,639			314,639

Selling, general and administrative expenses	212,965	$4,000	(4)	216,965

Operating income	101,674	(4,000)		97,674

Interest expense, net	(10,178)	4,250	(6)	(5,928)

Equity in losses of affiliate and loss on redemption of equity interest in affiliate	(76,020)			(76,020)

Minority interest	74			74

Income before taxes	15,550	250		15,800

Income tax expense (benefit)	32,588	(24,846)	(7)	7,742

Net income (loss)	(17,038)	25,096		8,058

Dividend on Series A Preferred Stock	31,672	(31,672)	(8)	—

Net income (loss) applicable to common stockholders	$(48,710)	$56,768		$8,058

Earnings (loss) per share:

Net income (loss) applicable to common stockholders - basic and diluted	$(0.64)			$0.05

Weighted average shares - basic and diluted	75,795,884		(9)	155,959,938

See notes to pro forma financial information.

NOTES TO PRO FORMA FINANCIAL INFORMATION

      For purposes of preparing the accompanying pro forma financial information, we have assumed that the Company’s separation from KPMG LLP and initial public offering was completed on July 1, 1999, with shares sold at the actual offering price of $18.00, and have made the following adjustments to the historical combined and consolidated condensed financial statements. These notes should be read in conjunction with our consolidated/combined pro forma financial information and notes thereto for the fiscal year ended June 30, 2000, included in the Company’s Prospectus dated February 7, 2001, filed with the SEC pursuant to rule 424(b) under the Securities Act of 1933.

      (1) Adjustment to reflect partner compensation and benefit costs that we would have incurred for our managing directors under the terms of our new compensation plan which we have adopted and implemented effective July 1, 2000, had the new plan been in place during the historical periods.

      (2) Adjustment to reflect the increase in partner accrued vacation pay for the periods preceding our Company’s separation from KPMG LLP on January 31, 2000.

      (3) Adjustment to reflect changes to our employee (professional and administrative) pension plan. Following the separation from KPMG LLP on January 31, 2000, our employees no longer participate in the KPMG LLP pension plan. The adjustments to eliminate costs under the employee pension plan were based on the actual amounts allocated to us by KPMG LLP during the pro forma periods.

      (4) Adjustment to reflect the incremental costs of operating as an independent public company, such as investor services and external financial reporting.

      (5) KPMG LLP historically allocated costs incurred in the coordination and management of a multidisciplinary professional services organization to each of its functional business units. For the period from January 31, 2000 until June 30, 2000, we received these services pursuant to the original outsourcing agreement. Certain services provided to us pursuant to the original outsourcing agreement prior to July 1, 2000 are not necessary for us to operate our business as an independent company since they are duplicative or are performed by us internally. Consequently, these services were no longer charged to us effective as of July 1, 2000. These costs, which have been eliminated for the three month and six month periods ended December 31, 1999, primarily relate to executive management costs incurred in relation to the management of a national and international multidisciplinary services firm which we no longer require. Because we have historically had a full executive management team responsible for the consulting business of KPMG LLP, these allocated costs are no longer incurred. The costs related to our executive management are reflected in our historical financial statements for non-partner costs and are included in pro forma adjustment (1) for managing directors. Additionally, we no longer are a member of KPMG International since the initial public offering. KPMG International costs previously allocated to us by KPMG LLP are for executive management costs and headquarter support costs for KPMG International. KPMG International ’s management is duplicative of our executive management costs. We will not incur these costs incrementally since we will operate in corporate form and our existing executive management team will oversee our international operations.

      The pro forma effect of the elimination of those costs for the three and six months ended December 31, 1999, pursuant to the transition services agreement is as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	December 31, 1999	December 31, 1999

• International and U.S. partnership level management structure	$7,864	$15,729

• International and firmwide partnership meetings	1,272	2,543

• Support of the KPMG

Foundation	504	1,008

Total	$9,640	$19,280

      (6) For the three and six month periods ended December 31, 2000 and 1999, the adjustment reflects a reduction of the interest expense related to working capital and financing needs that we have funded with proceeds from our initial public offering.

      (7) Reflects an adjustment for an estimated income tax provision as if we had operated as a corporation, including tax benefits of certain losses, at a pro forma effective tax rate of 70% for the year ended June 30, 2000, and 49% for the year ended June 30, 2001. Due to our non-deductible goodwill amortization and our high level of non-deductible travel related expenses, our effective tax rate is impacted to a great extent by our level of earnings. If our earnings grow and non-deductible expenses and goodwill amortization grow at a lesser rate or decrease, our effective tax rate will decrease in the future.

      (8) Reflects an adjustment to eliminate the dividend on the Series A preferred stock to reflect the partial repurchase and conversion of the Series A preferred stock into common stock as if the conversion had occurred upon issuance (January 31, 2000).

      (9) Weighted average shares outstanding—basic and diluted, are calculated based on:

		Pro Forma Periods Ended

	Assumed
	Outstanding	December 31,	December 31,
Common Stock Issuances	From	1999	2000

Separation transaction	7/1/99	75,563,773	75,563,773

Conversion of KPMG LLP’s 0.5% interest in our operating subsidiary	7/1/99	433,487	433,487

New shares from our initial public offering*	7/1/99	13,225,315	13,225,315

Series A preferred stock repurchase	1/31/00	—	21,018,300

Series A preferred stock conversion	1/31/00	—	44,606,701

Stock awards, net of forfeitures	1/31/00	—	194,690

Acquisition of the consulting business of the Irish member firm of KPMG International	9/15/00	—	917,672

*Actual net proceeds from the initial public offering were utilized in computing our pro forma interest adjustment in note (6).

* * * * *

LIQUIDITY AND CAPITAL RESOURCES

      The Company has primarily funded its operations through cash generated from operations. Additionally, the Company has borrowing arrangements available including a revolving credit facility with $55 million outstanding at December 31, 2000 (not to exceed $100 million), a revolving line of credit facility with no outstanding balance at December 31, 2000 (not to exceed $100 million), a note agreement with KPMG LLP to lend up to $100 million with no outstanding balance at December 31, 2000 (which terminated on February 8, 2001, the effective date of our initial public offering), as well as a note payable related to an accounts receivable financing facility with $45 million outstanding at December 31, 2000 (not to exceed $200 million). The revolving credit facility and revolving line of credit facility expire on May 24, 2004 and May 23, 2001, respectively, while the accounts receivable financing facility permits “sales” of accounts receivable through May 21, 2003, subject to annual renewal. The credit facilities described above include covenants relating to the maintenance of certain financial ratios and restrictions on the Company’s ability to pay dividends.

      The Company’s cash and cash equivalents declined $11.7 million to $15.3 million at December 31, 2000 when compared with June 30, 2000. The decline in cash and cash equivalents was due to $37.6 million of cash used in investing activities and $13.0 million of cash used in financing activities, offset by $38.9 million of cash provided by operating activities.

      Cash provided by operating activities during the six months ended December 31, 2000 was $38.9 million, principally due to operating results of $68.0 million and net increases in current liabilities of $85.2 million. Offsetting these sources of cash were distributions made to our managing directors relating to fiscal 2000 of $73.2 million; net growth in accounts receivable from clients of $40.4 million, and other net of $0.7 million.

      Cash used in investing activities during the six months ended December 31, 2000 was $37.6 million principally due to $17.2 million of property and equipment purchases, $9.9 million of additional capital invested in QCS through October 2000, as well as $7.5 million of equity investments.

      Cash used in financing activities for the six months ended December 31, 2000 was $13.0 million due to the payment of $28.9 million of preferred stock dividends and repayment of $34.4 million of acquisition obligations, offset by a $50.3 million net increase in notes payable.

      A complete discussion of the Company’s initial public offering and use of proceeds can be found in Note 2 of the Consolidated/Combined Condensed Financial Statements and Part II, Item 2. Changes in Securities and Use of Proceeds of this Form 10-Q.

      The Company believes that the cash provided from operations, borrowings available under the various facilities described above, existing cash and cash equivalents and proceeds from the February 8, 2001 initial public offering should be sufficient to meet working capital and capital expenditure needs.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made.

      Our actual results may differ from the forward-looking statements for many reasons, including:

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the availability of talented professionals to provide our services;

•	the pace of technological change;

•	the strength of our joint marketing relationships;

•	our separation from KPMG LLP; and

•	the actions of our competitors.

In addition, these statements could be affected by general domestic and international economic and political conditions. For a more detailed discussion of certain of these factors, see Exhibit 99.1 to this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities. Our exposure to changes in interest rates arises because our indebtedness primarily carries variable interest rates. Foreign currency exchange risk is not significant as foreign currency transactions have not been significant and are not concentrated in a single foreign currency.

      In connection with our borrowings and as a result of continual monitoring of interest rates, we may in the future enter into interest rate swap agreements for purposes of managing our borrowing costs.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Our first registration statement filed under the Securities Act of 1933 (Form S-1 registration statement, Registration No. 333-36328, Commission File No. 000-31351) was declared effective by the Commission on February 7, 2001. A total of 202,227,307 shares of our common stock were registered under the registration statement. The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

      The offering commenced on February 8, 2001 and has been completed. 129,354,300 shares were sold at a per share public offering price of $18.00, which included 16,872,300 shares that were sold upon exercise of the underwriters’ over-allotment option. Of the shares sold, 34,243,614 shares with an aggregate offering price of $616,385,052 were sold by us and 95,110,686 shares with an aggregate offering price of $1,711,992,348 were sold by the selling stockholder. An aggregate underwriting discount of $93,135,096 was paid in connection with the offering, $24,655,402 of which was paid by us and $68,479,694 of which was paid by the selling stockholder. Our pro-rata portion of other expenses of the offering are estimated at $3,141,000.

      Our net proceeds from the sale of our 34,243,614 shares in the offering, after deducting the underwriting discount and our share of the estimated offering expenses, were $588,588,650. We received no proceeds from the sale of our common stock by the selling stockholder. Our net proceeds from our sale of common stock in this offering were fully used as follows:

•	$378,329,391 to repurchase 1,441,254.9 shares of our Series A Mandatorily Redeemable Convertible Preferred Stock from Cisco Systems, Inc.;

•	$112,037,809 to repay all of our outstanding indebtedness to KPMG LLP, consisting of a note that was incurred in connection with our acquisition of the consulting business of the Canadian member firm of KPMG International, all of the outstanding indebtedness pursuant to our subordinated revolving line of credit from KPMG LLP, and other trade payables due to KPMG LLP incurred in the normal course of business;

•	$70,000,000 to repay our outstanding indebtedness under our receivables purchase facility with PNC Bank, National Association; and

•	$28,221,450 for working capital purposes.

      With the exception of working capital that was used for salaries and expense reimbursement in the ordinary course of business, none of the net proceeds of the offering that we received have been paid, directly or indirectly, to any of our directors or officers or any of their associates, to any persons owning 10 percent or more of any class of our equity securities, or to any of our affiliates.

ITEMS 3-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

Reference is made to the Exhibit Index.

      (b) Reports on Form 8-K

None

Exhibit Index

Exhibit Number	Description

10.1	Securities Purchase Agreement, dated as of October 4, 2000, between the Company and KPMG LLP, which is incorporated herein by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-36328), which is contained in Commission File No. 000-31351) (referred to below as “the Company’s Form S-1”).

10.2	Strategic Alliance Agreement, dated as of December 27, 2000, among Qwest Communications International, Inc., KPMG Consulting, LLC, Softline Consulting and Integrators, Inc. and Qwest Cyber.Solutions LLC, which is incorporated herein by reference from the Company’s Form S-1.

10.3	Credit Agreement, dated as of May 24, 2000, and related amendments, which is incorporated herein by reference from the Company’s Form S-1.

99.1	Factors Affecting Future Financial Results

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KPMG Consulting, Inc.

DATE: March 22, 2001	By: /S/ Randolph C. Blazer Randolph C. Blazer, Chief Executive Officer, President and Chairman of the Board of Directors

Principal Financial and Accounting Officer

DATE: March 22, 2001	/S/ Robert C. Lamb, Jr. Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer