Form 10-Q
period 2001-03-31
KPMG CONSULTING INC
filed 2001-05-15
CIK 1113247

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _________ TO __________

                        COMMISSION FILE NUMBER 000-31351

                              KPMG CONSULTING, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     22-3680505
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

 1676 INTERNATIONAL DRIVE, MCLEAN, VA                       22102

(Address of principal executive office)                   (Zip Code)

                                 (703) 747-3000
              (Registrant's telephone number, including area code)


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

                  YES      X                 NO
                      -----------               -----------

The number of shares of common stock of the Registrant outstanding as of April 30, 2001 was 157,569,916.

                              KPMG CONSULTING, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements (unaudited)

Consolidated/Combined Condensed Statements of Operations for the Three and Nine
Months Ended March 31, 2001, the Two Months ended March 31, 2000 and the One and
Seven Months ended January 31, 2000..........................................................       3

Consolidated Condensed Balance Sheets as of March 31, 2001 and June 30, 2000.................       5

Consolidated/Combined Condensed Statements of Cash Flows for the Nine Months
Ended March 31, 2001, the Two Months ended March 31, 2000 and Seven Months ended
January 31, 2000 ............................................................................       6

Notes to Consolidated/Combined Condensed  Financial Statements...............................       7

Item 2:   Management's Discussion and Analysis of Financial Condition and Results
of Operations ...............................................................................      13

Item 3:  Quantitative and Qualitative Disclosure about Market Risk...........................      29

PART II - OTHER INFORMATION:

Item 1:  Legal Proceedings...................................................................      30

Item 6:  Exhibits............................................................................      30

SIGNATURES...................................................................................      31

PART I, ITEM 1. - FINANCIAL STATEMENTS

                             KPMG CONSULTING, INC.
          CONSOLIDATED/COMBINED CONDENSED STATEMENTS OF OPERATIONS (1)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                CONSOLIDATED        CONSOLIDATED          COMBINED
                                                                THREE MONTHS         TWO MONTHS          ONE MONTH
                                                                   ENDED               ENDED               ENDED
                                                                  MARCH 31,           MARCH 31,          JANUARY 31,
                                                                    2001                2000                2000
                                                                -------------       -------------       -------------
Revenues                                                        $     750,913       $     432,695       $     199,111
Costs of service:
      Professional compensation                                       255,794             185,457              74,370
      Other direct contract expenses                                  200,478              94,180              43,513
      Amortization of goodwill and other intangible assets              7,588               3,199               1,236
      Impairment charge                                                     -               8,000                   -
      Other costs of service                                           89,722              55,012              31,895
                                                                -------------       -------------       -------------
                   Total costs of service                             553,582             345,848             151,014
                                                                -------------       -------------       -------------

Gross margin                                                          197,331              86,847              48,097

Selling, general and administrative expenses                          115,107              85,739              35,486
Special payment to managing directors                                       -              25,000                   -
                                                                -------------       -------------       -------------

Operating income (loss)                                                82,224             (23,892)             12,611

Interest expense, net                                                  (3,683)             (1,814)             (5,239)
Equity in losses of affiliates (Note 5)                                  (337)             (6,135)             (2,848)
Minority interests                                                       (372)               (174)                (77)
                                                                -------------       -------------       -------------

Income before partner distributions and benefits                                                        $       4,447
                                                                                                        =============
Income (loss) before taxes                                             77,832             (32,015)
Income tax expense (benefit)                                           48,296              (2,182)
                                                                -------------       -------------
Net income (loss)                                                      29,536             (29,833)
Dividend on Series A preferred stock                                        -             (10,328)
Preferred stock conversion discount                                  (131,250)                  -
                                                                -------------       -------------

Net loss applicable to common stockholders                      $    (101,714)      $     (40,161)
                                                                =============       =============

Loss per share:
      Net loss applicable to common stockholders -
         basic and diluted                                      $       (0.83)      $       (0.53)
                                                                =============       =============
      Weighted average shares - basic and diluted                 122,374,885          75,693,566
                                                                =============       =============

The accompanying notes are an integral part of these financial statements.

(1) Through January 31, 2000, KPMG LLP's consulting business was operated in partnership form and all of its earnings were allocable to its partners. Accordingly, partner distributions and benefits have not been reflected in our historical financial statements through January 31, 2000. As a corporation, effective February 1, 2000, payments for services rendered by our managing directors are included as professional compensation, and we are subject to corporate income taxes.

                             KPMG CONSULTING, INC.
          CONSOLIDATED/COMBINED CONDENSED STATEMENTS OF OPERATIONS (1)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               CONSOLIDATED       CONSOLIDATED          COMBINED
                                                                NINE MONTHS         TWO MONTHS        SEVEN MONTHS
                                                                   ENDED              ENDED              ENDED
                                                                 MARCH 31,           MARCH 31,         JANUARY 31,
                                                                   2001                2000               2000
                                                                ------------       ------------       ------------
Revenues                                                        $  2,132,953       $    432,695       $  1,264,818
Costs of service:
      Professional compensation                                      788,560            185,457            436,214
      Other direct contract expenses                                 547,039             94,180            263,106
      Amortization of goodwill and other intangible assets            22,163              3,199              8,957
      Impairment charge                                                    -              8,000                  -
      Other costs of service                                         263,221             55,012            203,821
                                                                ------------       ------------       ------------
                   Total costs of service                          1,620,983            345,848            912,098
                                                                ------------       ------------       ------------

Gross margin                                                         511,970             86,847            352,720

Selling, general and administrative expenses                         328,072             85,739            220,743
Special payment to managing directors                                      -             25,000                  -
                                                                ------------       ------------       ------------

Operating income (loss)                                              183,898            (23,892)           131,977

Interest expense, net                                                (13,862)            (1,814)           (27,339)
Equity in losses of affiliates and loss on redemption
      of equity interest in affiliate  (Note 5)                      (76,357)            (6,135)           (14,374)
Minority interests                                                      (297)              (174)                28
                                                                ------------       ------------       ------------

Income before partner distributions and benefits                                                      $     90,292
                                                                                                      ============
Income (loss) before taxes                                            93,382            (32,015)
Income tax expense (benefit)                                          80,884             (2,182)
                                                                ------------       ------------
Net Income (loss)                                                     12,498            (29,833)
Dividend on Series A preferred stock                                 (31,672)           (10,328)
Preferred stock conversion discount                                 (131,250)                 -
                                                                ------------       ------------

Net loss applicable to common stockholders                      $   (150,424)      $    (40,161)
                                                                ============       ============

Loss per share:
      Net loss applicable to common stockholders -
         basic and diluted                                      $      (1.65)      $      (0.53)
                                                                ============       ============
      Weighted average shares - basic and diluted                 91,322,218         75,693,566
                                                                ============       ============

The accompanying notes are an integral part of these financial statements.

(1) Through January 31, 2000, KPMG LLP's consulting business was operated in partnership form and all of its earnings were allocable to its partners. Accordingly, partner distributions and benefits have not been reflected in our historical financial statements through January 31, 2000. As a corporation, effective February 1, 2000, payments for services rendered by our managing directors are included as professional compensation, and we are subject to corporate income taxes.

                              KPMG CONSULTING, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           MARCH 31,         JUNE 30,
                                                                             2001              2000
                                                                          -----------       -----------
                                                                          (UNAUDITED)
                                 ASSETS
Current Assets:
      Cash and cash equivalents                                           $    25,575       $    26,991
      Accounts receivable, net                                                459,523           318,182
      Unbilled revenues, net                                                  168,502           238,128
      Due from KPMG LLP                                                         9,279             2,155
      Prepaid and other current assets                                         96,470            82,144
                                                                          -----------       -----------

                Total current assets                                          759,349           667,600

Investment in affiliate                                                             -            66,075
Property and equipment, net of depreciation                                    64,945            51,546
Goodwill and other intangible assets, net of amortization                     188,919           131,287
Other assets                                                                   44,546            35,130
                                                                          -----------       -----------

                Total assets                                              $ 1,057,759       $   951,638
                                                                          ===========       ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current portion of notes payable                                    $     8,440       $    24,924
      Due to KPMG LLP                                                               -            18,343
      Acquisition obligations                                                  18,600            82,200
      Accounts payable                                                         53,764            32,011
      Accrued payroll and related liabilities                                 196,188           144,288
      Distribution payable to managing directors                                    -            73,230
      Other current liabilities                                               107,016           117,615
                                                                          -----------       -----------

                Total current liabilities                                     384,008           492,611

Notes payable, less current portion                                            11,503            42,383
Other liabilities                                                              29,444            34,219
                                                                          -----------       -----------

                Total liabilities                                             424,955           569,213

Series A Mandatorily Redeemable Convertible
      Preferred Stock                                                               -         1,050,000

Stockholders' Equity (Deficit) :
      Preferred Stock, $.01 par value 10,000,000 shares authorized                  -                 -
      Common Stock, $.01 par value 1,000,000,000 shares authorized,
        157,497,490 shares outstanding on March 31, 2001 and
        75,880,842 shares outstanding on June 30, 2000                          1,575               759
      Additional paid-in capital                                              677,496          (643,415)
      Accumulated deficit                                                     (36,977)          (17,802)
      Notes receivable from stockholders                                       (6,598)           (5,845)
      Accumulated other comprehensive loss                                     (2,692)           (1,272)
                                                                          -----------       -----------

                Total stockholders' equity (deficit)                          632,804          (667,575)
                                                                          -----------       -----------

                Total liabilities and stockholders' equity (deficit)      $ 1,057,759       $   951,638
                                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.

                              KPMG CONSULTING, INC.
            CONSOLIDATED/COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                 CONSOLIDATED      CONSOLIDATED         COMBINED
                                                                                  NINE MONTHS       TWO MONTHS         SEVEN MONTHS
                                                                                     ENDED             ENDED              ENDED
                                                                                   MARCH 31,         MARCH 31,          JANUARY 31,
                                                                                     2001               2000               2000
                                                                                  -----------        -----------        -----------
Cash flows from operating activities:
      Income before partner distributions and benefits                                                                  $    90,292
      Net income (loss)                                                           $    12,498        $   (29,833)
      Adjustments to reconcile to net cash used in operating activities:
          Equity in losses of affiliate and loss on redemption of equity
            interest in affiliate                                                      76,357              6,135             14,374
          Depreciation and amortization                                                43,855              8,432             22,404
          Deferred income taxes and other                                             (19,232)            (2,008)            (1,102)
          Debt conversion discount, stock award and impairment charge                   1,698             25,250                  -
      Changes in assets and liabilities:
          Accounts receivable                                                        (132,291)          (192,458)          (132,878)
          Unbilled revenues                                                            69,855           (146,046)           (57,598)
          Due from/to KPMG LLP, net                                                   (10,844)           (10,697)                 -
          Prepaid expenses and other current assets                                    (5,527)           (10,688)           (19,409)
          Other assets                                                                (22,707)           (20,932)            (3,842)
          Accrued payroll and related liabilities                                      48,733             19,663            (39,264)
          Accounts payable and other current liabilities                               11,735             (1,097)            56,917
          Distribution payable to managing directors                                  (73,230)            25,000                  -
          Other liabilities                                                            (1,515)              (569)            (1,368)
                                                                                  -----------        -----------        -----------
              Net cash used in operating activities                                      (615)          (329,848)           (71,474)
                                                                                  -----------        -----------        -----------
Cash flows from investing activities:
          Purchases of property and equipment                                         (33,905)           (10,852)           (16,367)
          Businesses acquired, net of cash acquired                                   (13,599)           (24,305)           (21,120)
          Purchases of other intangible assets                                        (18,195)                 -             (3,031)
          Investment in affiliate                                                      (9,945)                 -                  -
          Purchases of equity investments                                              (7,500)                 -                  -
                                                                                  -----------        -----------        -----------
              Net cash used in investing activities                                   (83,144)           (35,157)           (40,518)
                                                                                  -----------        -----------        -----------
Cash flows from financing activities:
          Net payments from KPMG LLP                                                        -                  -            107,854
          Proceeds from issuance of common stock                                      591,729                  -
          Proceeds from issuance of Series A Preferred Stock                                -          1,050,000                  -
          Proceeds from notes payable                                                     499              7,407             18,573
          Repayment of notes payable                                                  (48,369)          (642,574)            (3,200)
          Repayment of acquisition obligations                                        (38,433)                 -                  -
          Repurchase of Series A Preferred Stock                                     (378,329)                 -                  -
          Notes receivable from stockholders                                                -             (5,845)                 -
          Dividends paid on Series A Preferred Stock                                  (44,754)                 -                  -
                                                                                  -----------        -----------        -----------
              Net cash provided by financing activities                                82,343            408,988            123,227
                                                                                  -----------        -----------        -----------
Net increase (decrease) in cash and cash equivalents                                   (1,416)            43,983             11,235
Cash and cash equivalents - beginning of period                                        26,991             25,563             14,328
                                                                                  -----------        -----------        -----------
Cash and cash equivalents - end of period                                         $    25,575        $    69,546        $    25,563
                                                                                  ===========        ===========        ===========
Supplementary cash flow information:
      Interest paid                                                               $    16,480        $     3,827        $    25,077
                                                                                  ===========        ===========        ===========
      Taxes paid                                                                  $    91,274                $ -                $ -
                                                                                  ===========        ===========        ===========


The accompanying notes are an integral part of these financial statements.

                              KPMG CONSULTING, INC.
          NOTES TO CONSOLIDATED/COMBINED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated or combined condensed financial statements of KPMG Consulting, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated/combined financial statements and notes thereto for the fiscal year ended June 30, 2000, included in the Company's Prospectus dated February 7, 2001 filed with the SEC pursuant to rule 424 (b) under the Securities Act of 1933. The accompanying consolidated/combined condensed financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. Certain prior period amounts have been reclassified to conform with the current period presentation.

     We completed the separation of our Company from KPMG LLP on January 31, 2000. For periods preceding the separation of our business from KPMG LLP, the Company refers to KPMG LLP's management and information technology consulting business, which was operated in partnership form. As a partnership, all of KPMG LLP's earnings were allocable to its partners. Accordingly, distributions and benefits to partners were not reflected as an expense in our historical financial statements through January 31, 2000. Additionally, as a partnership, KPMG LLP was not subject to income taxes and, as a result, our historical financial statements through January 31, 2000 do not include a provision for income taxes. Effective February 1, 2000, following our separation from KPMG LLP and our commencement of operations in corporate form, our historical financial statements include payments for services rendered by our managing directors, who were formerly consulting partners of KPMG LLP, in professional compensation and a provision for income taxes. Consequently, the historical results of operations for the three and nine months ended March 31, 2001, and the two months ended March 31, 2000, which reflect a corporate basis of presentation, and the one month and seven months ended January 31, 2000, which reflect a partnership basis of presentation, are not directly comparable.

     On January 17, 2001, our board of directors and stockholders approved a reverse stock split of approximately one share for every 5.045 shares effective immediately prior to our initial public offering. All share and per share amounts reflect this reverse stock split.

NOTE 2.   INITIAL PUBLIC OFFERING

     During February 2001, the Company sold 34.2 million shares of common stock in an initial public offering, and a selling stockholder (KPMG LLP) sold an additional 95.1 million shares of common stock (including a portion of the shares of common stock that were issued in connection with the conversion of the Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred Stock")) that were purchased by KPMG LLP, for a total offering of
129.3 million shares. In connection with the initial public offering, the Company also repurchased 1.4 million shares of the Series A Preferred Stock, and the remaining shares of Series A Preferred Stock were converted into 44.6 million shares of common stock (including 29.2 million shares sold by KPMG LLP).

     The Company's proceeds from the initial public offering, net of the underwriting discount of $24.7 million and our pro rata portion of other estimated expenses of the offering of $7.0 million, were $584.7 million. Of the net proceeds, $378.3 million were used to repurchase 1.4 million shares of the Series A Preferred Stock, $112.0 million were used to repay all of the Company's outstanding indebtedness to KPMG LLP, $70.0 million were used to repay the outstanding indebtedness under the Company's receivables purchase facility with PNC Bank and $24.4 million were used for working capital purposes.

     The terms of the Series A Mandatorily Redeemable Convertible Preferred Stock, issued to Cisco Systems, Inc. ("Cisco") on January 31, 2000, contained a beneficial conversion feature whereby the preferred shares that converted into common stock would convert at a rate of 80% of the initial public offering price (based upon the actual initial public offering price of $18 per share), resulting in a conversion discount of $262.5 million. On September 15, 2000, Cisco and KPMG LLP agreed that, immediately prior to the closing of an initial public offering, KPMG LLP would repurchase half of the preferred shares held by Cisco. However, on November 29, 2000, KPMG LLP then agreed to convert all of the preferred stock it acquired at the initial public offering price without any conversion discount. Thus, the net amount of the beneficial conversion feature (after deducting the amount of the conversion discount foregone by KPMG LLP) was $131.25 million.

     In connection with the initial public offering, the Company granted approximately 16.1 million stock options with an exercise price of $18 per share to employees. These options vest over a three and one half year period with 25% vesting on August 8, 2001 and an additional 25% vesting on August 8 in each of the years 2002 through 2004. As of March 31, 2001, the Company has approximately
21.0 million options outstanding with an exercise price of $18 and approximately
7.3 million options outstanding with an exercise price of $55.50. Additionally, the Company granted approximately 200,000 options with exercise prices ranging from $13.00 to $23.06 during the period February 9, 2001 through March 31, 2001.

NOTE 3.   SEGMENT REPORTING

     The Company discloses business segments under Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and required those enterprises to report selected information about operating segments in interim financial statements.

     The Company provides consulting services through six major industry groups. The following is a summary of certain financial information by reportable segment:

                                    CONSOLIDATED                 CONSOLIDATED                    COMBINED
                                    Three Months                  Two Months                     One Month
                                       Ended                         Ended                          Ended
                                 March 31, 2001 (1)            March 31, 2000 (1)            January 31, 2000 (1)

                                           Operating                      Operating                       Operating
(Dollars in thousands)        REVENUE     INCOME (LOSS)      REVENUE     INCOME (LOSS)      REVENUE     INCOME (LOSS)
                            -----------  --------------    -----------  --------------     ----------   --------------
Public Services             $   218,010  $       67,720    $   127,885  $       16,871     $   62,386   $       21,169
Financial Services              118,082          15,280         87,973          14,685         46,201            6,451
Communications & Content        134,678          37,627         68,644           7,748         26,911            6,215
High Tech                       109,077          29,530         51,491           2,241         20,335            4,073
Consumer & Industrial Markets    87,952          20,774         58,736           6,621         26,909            8,438
Healthcare                       23,811           4,698         15,700             620          8,754            1,867
Corporate / Other (2)            59,303         (93,405)        22,266         (72,678)         7,615          (35,602)
                            -----------  --------------    -----------  --------------     ----------   --------------

Total                       $   750,913  $       82,224    $   432,695  $      (23,892)    $  199,111   $       12,611
                            ===========  ==============    ===========  ==============     ==========   ==============

                                    CONSOLIDATED                 CONSOLIDATED                     COMBINED
                                     Nine Months                  Two Months                     Seven Months
                                       Ended                         Ended                          Ended
                                 March 31, 2001 (1)            March 31, 2000 (1)            January 31, 2000 (1)

                                           Operating                      Operating                       Operating
(Dollars in thousands)        REVENUE     INCOME (LOSS)      REVENUE     INCOME (LOSS)      REVENUE     INCOME (LOSS)
                            -----------  --------------    -----------  --------------     ----------   --------------
Public Services             $   576,705  $      167,130    $   127,885  $       16,871     $  398,435   $      122,857
Financial Services              387,950          71,406         87,973          14,685        291,976           84,201
Communications & Content        383,803          91,719         68,644           7,748        157,839           29,794
High Tech                       294,097          73,983         51,491           2,241        140,107           37,979
Consumer & Industrial Markets   254,300          56,052         58,736           6,621        200,637           51,693
Healthcare                       66,738          13,770         15,700             620         55,579           13,842
Corporate / Other (2)           169,360        (290,162)        22,266         (72,678)        20,245         (208,389)
                            -----------  --------------    -----------  --------------     ----------   --------------

Total                       $ 2,132,953  $      183,898    $   432,695  $      (23,892)    $1,264,818   $      131,977
                            ===========  ==============    ===========  ==============     ==========   ==============


(1) The periods ended March 31, 2001 and March 31, 2000 include managing directors' compensation and benefit expense in each segment. The periods ended January 31, 2000 exclude payments for partner distributions and benefits as the Company was operating in partnership form.
(2) Corporate / Other revenues are primarily attributable to international operations for all periods. Corporate / Other operating loss is principally due to infrastructure and shared services costs, as well as operating results of international operations.

NOTE 4.   COMPREHENSIVE INCOME

     The Company accounts for comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows (in thousands):


                                                THREE MONTHS       NINE MONTHS
                                               ENDED MARCH 31,   ENDED MARCH 31,
                                                    2001              2001
                                               ---------------   --------------

Net Income                                         $ 29,536          $ 12,498
Foreign currency translation adjustment
   (net of tax)                                        (293)           (1,420)
                                                   --------          --------
Comprehensive income                               $ 29,243          $ 11,078
                                                   ========          ========



NOTE 5.   INVESTMENT IN AFFILIATE

     In June 1999, the Company acquired a 49% joint venture interest in Qwest Cyber.Solutions, LLC ("QCS"), with the remaining 51% interest being held by Qwest Communications International Inc. QCS periodically required additional capital to fund its operations and acquire equipment to support the expansion of its business. The Company decided not to make any additional capital contributions to QCS. On December 27, 2000, QCS redeemed the Company's 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, the Company's investment in QCS of $63.3 million ($58.5 million on an after tax basis) was written off through a noncash charge to earnings in the quarter ended December 31, 2000.

     Concurrent with the disposition of the Company's equity investment in QCS, the Company entered into an agreement pursuant to which the Company continues to have a significant marketing relationship with QCS. Under this arrangement, the Company will continue to work with QCS to develop sales and marketing plans for the distribution of QCS' products and services through the Company, and to market QCS' products and services. The Company's marketing relationship with QCS allows the Company to continue to offer its clients application service provider services. The Company's marketing relationship with QCS extends through June 2, 2009 or the date of an initial public offering by QCS, if earlier.

NOTE 6.   BUSINESS COMBINATIONS

     During the nine months ended March 31, 2001, the Company acquired the consulting businesses of KPMG International member firms in Brazil, Colombia, Ireland, Netherland Antilles, and Peru. In connection with these acquisitions, the Company paid cash of $13.3 million and incurred obligations of $35.9 million payable to former owners of the Irish consulting business, $7.0 million payable to former owners of the Brazilian consulting business, and $0.8 million payable to KPMG LLP. The preliminary allocation of the purchase price to acquired assets resulted in the allocation of $2.2 million to assembled workforce and $58.9 million to goodwill. Any adjustments to the allocation of the purchase price for these acquisitions upon finalization of our valuation of these assets acquired and liabilities assumed is not expected to have a significant effect on our balance sheet.

     The acquisitions have been accounted for as purchases and, accordingly, the purchase price of each acquisition was assigned to the assets acquired and liabilities assumed based on their fair values at the respective dates of acquisition.

NOTE 7.   SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

     In the nine months ended March 31, 2001, the following noncash investing and financing activities occurred (in thousands):

     $   671,671       Conversion of Series A Preferred Stock to common stock
     ===========       as of the date of our initial public offering, net of the
                       conversion discount of $131.25 million

     $    63,663       Conversion of acquisition obligations to common stock
     ===========       soon after our initial public offering, net of conversion
                       discounts of $1,698 thousand


     In the two months ended March 31, 2000, the following noncash investing and financing activities occurred (in thousands):

     $  (382,365)      Contribution of net assets from KPMG LLP as of the date
     ===========       of the separation transaction

     $   395,401       Accounts receivable and unbilled revenues retained by
     ===========       KPMG LLP as of the date of the separation transaction

     $    76,991       Demand notes payable to KPMG LLP relating to the
     ===========       separation transaction and business acquisition

     $   (62,027)      Net deferred income tax asset created as a result of our
     ===========       separation from KPMG LLP and commencement of operations
                       in corporate form

NOTE 8.   SUBSEQUENT EVENT

     On April 19, 2001, the Company announced a reduction in workforce of between 450 and 550 personnel in the United States and Canada in order to balance workforce capacity with market demand for services. This action impacted approximately five percent of the company's worldwide workforce. A pre-tax charge in the range of $15.0 million to $20.0 million will be recorded in the fourth quarter.



                                   * * * * * *

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the information contained in the Consolidated/Combined Condensed Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See the discussion relating to "Forward-Looking Statements" below.

HISTORICAL OVERVIEW

     We completed the separation of our Company from KPMG LLP on January 31, 2000. As a partnership, all of KPMG LLP's earnings were allocable to its partners. Accordingly, distributions and benefits to partners were not reflected as an expense in our historical financial statements through January 31, 2000. Additionally, as a partnership, KPMG LLP was not subject to income taxes and, as a result, our historical financial statements through January 31, 2000 do not include a provision for income taxes. Effective February 1, 2000, following our separation from KPMG LLP and our commencement of operations in corporate form, our historical financial statements include payments for services rendered by our managing directors, who were formerly consulting partners of KPMG LLP, in professional compensation and a provision for income taxes. Consequently, the historical results of operations for the three and nine months ended March 31, 2001 and two months ended March 31, 2000, which reflect a corporate basis of presentation, and the one month and seven months ended January 31, 2000, which reflect a partnership basis of presentation, are not directly comparable. In addition, results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results of operations for the fiscal year ending June 30, 2001.

COMPANY OVERVIEW

     We are one of the world's largest consulting firms with over 10,000 employees. We serve over 2,500 clients, including global 2000 companies, Fortune 1000 companies, small and medium-sized businesses, government agencies and other organizations. We provide our clients with a range of service offerings that combine industry specific business strategy and operational improvements, technology selection and implementation. Our service offerings are designed to help our clients generate revenues, improve efficiency and contain costs.

     These services include:

     -    business and technology strategy;
     -    process design and operations improvement;
     -    systems integration;
     -    network integration and infrastructure; and
     -    outsourcing.

     We provide consulting services through six industry groups in which we have significant industry-specific knowledge. These groups are public services, financial services, communications and content, high tech, consumer and industrial markets, and health care. In addition, we have multi-national operations covering North America, Latin America, Ireland, Israel, and Asia Pacific.

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

     The Company realized net income of $29.5 million for the three months ended March 31, 2001. After deducting the one-time noncash conversion discount on our Series A Preferred Stock of $131.25 million, net loss applicable to common stockholders for the three months ended March 31, 2001 was $101.7 million, or $0.83 per share. Net income was $12.5 million for the nine months ended March 31, 2001. Additionally, after deducting the aforementioned conversion discount, net loss applicable to common stockholders was $150.4 million, or $1.65 per share. The $0.83 net loss per share for the three months ended March 31, 2001 was attributable to the preferred stock conversion discount, partially offset by earnings from operations. The $1.65 net loss per share for the nine months ended March 31, 2001 was attributable to the preferred stock conversion discount of $131.25 million and the after-tax equity in losses of affiliate and loss on redemption of equity interest in affiliate of $71.5 million, partially offset by earnings from operations. As a result of the redemption of our equity interest in QCS on December 27, 2000, we are no longer committed to making capital contributions to support the expansion of its business, and there will be no further losses associated with this investment.


HISTORICAL THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO PRO FORMA THREE MONTHS ENDED MARCH 31, 2000

The following table sets forth our historical consolidated statements of operations for the three months ended March 31, 2001 and pro forma three months ended March 31, 2000. As discussed in Note 1 of the Consolidated/Combined Condensed Financial Statements, the historical results of operations for the three months ended March 31, 2001, which reflect a corporate basis of presentation, and the three months ended March 31, 2000, which reflect a corporate basis of presentation for the two months ended March 31, 2000 and a partnership basis of presentation for the one month ended January 31, 2000, are not directly comparable. Pro forma adjustments have been made to reflect all fiscal year 2000 periods as if we had been operating in corporate form throughout the year.

                                                                                FY00
                                                  -----------------------------------------------------------------        FY01
                                                            HISTORICAL                        PRO FORMA                 HISTORICAL
                                                  -----------------------------    --------------------------------   -------------
                                                    COMBINED       CONSOLIDATED                        CONSOLIDATED    CONSOLIDATED
                                                    ONE MONTH       TWO MONTHS                         THREE MONTHS    THREE MONTHS
                                                     ENDED            ENDED                               ENDED           ENDED
                                                   JANUARY 31,      MARCH 31,        PRO FORMA          MARCH 31,       MARCH 31,
(Dollars in thousands, except share and               2000             2000         ADJUSTMENTS            2000            2001
    per share amounts)                            -------------   -------------    -------------      -------------   -------------
Revenues                                          $     199,111   $     432,695                       $     631,806   $     750,913
Costs of service:
  Professional compensation                              74,370         185,457    $      13,308 (1)        270,583         255,794
                                                                                               - (2)
                                                                                          (2,552)(3)
  Other direct contract expenses                         43,513          94,180                             137,693         200,478
  Amortization of goodwill and
      other intangible assets                             1,236           3,199                               4,435           7,588
   Impairment charge                                                      8,000                               8,000
   Other costs of service                                31,895          55,012             (306)(3)         86,601          89,722
                                                  -------------   -------------    -------------      -------------   -------------

   Total costs of service                               151,014         345,848           10,450            507,312         553,582
                                                  -------------   -------------    -------------      -------------   -------------

Gross margin                                             48,097          86,847          (10,450)           124,494         197,331
Selling, general and administrative expenses             35,486          85,739          (11,349)(4)        109,876         115,107
Special payment to managing directors                                    25,000          (25,000)(5)              -
                                                  -------------   -------------    -------------      -------------   -------------

Operating income (loss)                                  12,611         (23,892)          25,899             14,618          82,224

Interest expense, net                                    (5,239)         (1,814)                             (7,053)         (3,683)
Equity in losses of affiliate                            (2,848)         (6,135)                             (8,983)           (337)
Minority interest                                           (77)           (174)                               (251)           (372)
                                                  -------------   -------------    -------------      -------------   -------------
Income before partner distributions and
    benefits                                      $       4,447
                                                  =============

Income (loss) before taxes                                              (32,015)          25,899             (1,669)         77,832
Income tax expense (benefit)                                             (2,182)           1,014 (6)         (1,168)         48,296
                                                                  -------------    -------------      -------------   -------------

Net income (loss)                                                       (29,833)          24,885               (501)         29,536

Dividend on Series A Preferred Stock                                    (10,328)                            (10,328)
Preferred stock conversion discount                                                                                        (131,250)
                                                                  -------------    -------------      -------------   -------------
Net loss applicable to common
    stockholders                                                  $     (40,161)   $      24,885      $     (10,829)  $    (101,714)
                                                                  =============    =============      =============   =============
Net loss applicable to common
    stockholders per share - basic and diluted                    $       (0.53)                      $       (0.14)  $       (0.83)
                                                                  =============                       =============   =============

Weighted average shares - basic and diluted                          75,693,566                  (7)     75,693,566     122,374,885
                                                                  =============                       =============   =============

The accompanying notes to the pro forma consolidated statements of operations can be found on page 26.

Revenues. Revenues increased $119.1 million, or 18.9%, from $631.8 million in the three months ended March 31, 2000 to $750.9 million in the three months ended March 31, 2001. This overall increase is primarily attributable to a 4.3% increase in US client service hours billed due to growth in several of our operating segments, including public services, high tech and communications and content, as well as continued growth from recently acquired international operations.

Strong revenue growth was experienced in the communications and content and high tech segments, which increased 41% and 52% respectively. This growth was partially due to joint marketing relationships with our alliance partners, growth in our next generation operations support systems / business support systems offerings, business-to-business Internet-related services, and growth from our key accounts. In addition, international revenue grew to $59.3 million due to acquisitions and growth within these operations.

Gross Margin. Gross margin as a percentage of revenues was 26.3% for the three months ended March 31, 2001. This reflects an increase from 19.7% (on a pro forma basis) for the three months ended March 31, 2000. Pro forma adjustments were made to fiscal 2000 amounts (i) to include partner compensation and benefit costs that we would have incurred for our managing directors under the terms of the new compensation plan which we adopted and implemented effective July 1, 2000, had the new plan been in place during the historical period, and (ii) to eliminate the cost of the employee pension plan. Following our separation from KPMG LLP on January 31, 2000, our employees no longer participated in the KPMG LLP defined benefit pension plan; instead, our employees now participate in a stock option award program.

The 33.5% increase in gross margin percentage was due to the following factors:

   - Changes in our managing director compensation plan, whereby guaranteed base compensation levels were decreased, and the percentage of total compensation that varies based upon individual and company performance increased.

   - Costs attributable to the support and maintenance of our professional staff (such as occupancy, training, recruiting and professional support personnel costs) were leveraged and increased at a slower rate than the overall growth in the business.

   - In the two months ended March 31, 2000, we recorded a one-time noncash charge relating to compensatory common stock issuances to certain managing directors, an impairment charge relating to certain goodwill and other intangible assets and a one-time charge relating to settlement of pension obligations to certain managing directors. No such charges were required in the comparable period of fiscal 2001.

   - These factors that contributed to the net increase in the gross margin percentage were partially offset by increases in costs directly attributable to client engagements (including costs of subcontractors, travel and lodging, and computer hardware and software). We recently increased the use of subcontractors to manage through a period of economic uncertainty.

In dollar terms, gross margin increased by $72.8 million, or 58.5%, from $124.5 million (on a pro forma basis) for the three months ended March 31, 2000 to $197.3 million for the three months ended March 31, 2001. The increase in dollar terms was due to the $119.1 million increase in revenues described above, coupled with:

   - a net decrease in professional compensation of $14.8 million, or 5.5%, from $270.6 million (on a pro forma basis) to $255.8 million, primarily due to a one-time charge of $19.4 million recorded in fiscal 2000 relating to compensatory common stock issuances and settlement of pension obligations to certain managing directors, coupled with a $1.1 million net decrease in managing director guaranteed base compensation. These cost reductions were partially offset by a $5.7 million increase in professional staff compensation and benefits due to higher wages and benefits for new and existing staff.

   -  an $8 million impairment charge taken in March 2000, as described above.

These cost reductions were partially offset by cost increases due to the following:

   - an increase in other direct contract expenses of $62.8 million, or 45.6%, from $137.7 million to $200.5 million, due to increased use of subcontractors and higher travel and lodging expenses incurred by our professional staff to travel to client sites. These costs increased due to the overall growth in our business and to manage the mix of permanent and subcontracted resources.

   - an increase of $3.2 million in the amortization of goodwill and other intangible assets primarily due to recently completed acquisitions.

   - an increase of $3.1 million in other costs of service due to overall growth in the business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $115.1 million for the three months ended March 31, 2001. This reflects an increase of $5.2 million, or 4.8%, from $109.9 million (on a pro forma basis). A pro forma adjustment was made to fiscal 2000 amounts to eliminate certain costs allocated to us by KPMG LLP pursuant to an outsourcing agreement. These costs were incurred by KPMG LLP in the coordination and management of a multidisciplinary professional services organization. Certain services provided to us pursuant to the original outsourcing agreement prior to July 1, 2000 were not necessary for us to operate our business as an independent company since they were duplicative or were performed by us internally. Consequently, these services are no longer charged to us effective as of July 1, 2000 under the amended and restated outsourcing agreement.

The $5.2 million, or 4.8%, increase in selling, general and administrative expenses was primarily due to an $11.8 million increase in new business development costs as a result of higher levels of commissions earned on a higher revenue base and additional sales personnel, as well as an increase of $10.5 million related to recently acquired international consulting businesses. These increases were partially offset by a $6.9 million decrease in marketing expenses due to lower levels of advertising, coupled with a $10.2 million decrease due to a variety of factors, none of which was individually significant.

Interest Expense, Net. Interest expense, net, decreased $3.4 million, or 47.8%, from $7.1 million to $3.7 million for the three months ended March 31, 2000 and 2001, respectively. This decrease was due to decreased outstanding borrowings under our credit facility for the three months ended March 31, 2001 resulting from the use of proceeds from our initial public offering and improvements made in our management of client billings and collections, as evidenced by the reduction in our days sales outstanding, on an operating basis, from 92 at March 31, 2000 to 77 at March 31, 2001. Included in interest expense for the three months ended March 31, 2001 is $1.7 million representing a one-time noncash charge for a beneficial conversion feature (discount) of certain acquisition obligations that converted to common stock soon after the completion of our initial public offering. Interest expense for the three months ended March 31, 2000 consisted primarily of interest incurred by KPMG LLP and allocated to the Company.

Equity in Losses of Affiliates. Equity in losses of affiliates, which relates to our equity investment in Qwest Cyber.Solutions ("QCS") for the three months ended March 31, 2000, and a small joint venture investment for the three months ended March 31, 2001, decreased $8.6 million, or 96.2%, from $9.0 million to $0.3 million. We incurred no losses relating to QCS in the three months ended March 31, 2001, because we redeemed our equity interest in QCS on December 27, 2000. (See Note 5 of the Consolidated/Combined Condensed Financial Statements.)

Income Tax Expense. For the three months ended March 31, 2001, the Company earned income before taxes of $77.8 million and provided income taxes of $48.3 million. For this period, the Company's effective tax rate was 62.1%. The tax rate was significantly impacted by nonbenefitable losses associated with certain international operations, incremental tax expense associated with the redemption of our investment in QCS, and nondeductible interest expense representing beneficial conversion features of convertible acquisition obligations that converted to common stock soon after the completion of our initial public offering.

For the year ending June 30, 2001, the Company expects to incur income tax expense at an effective tax rate of approximately 75% of its consolidated pretax earnings. This rate reflects the negative impact of the loss on the redemption of our investment in QCS recognized in December 2000 and other nondeductible losses and expenses. Generally accepted accounting principles require that the Company apportion the expected annual income tax expense to each quarter based on the quarter's contribution to the expected annual pretax income. Therefore, the effective tax rate for the fourth quarter of fiscal 2001 also will be negatively affected by these items.

Through January 31, 2000, the date of our separation from KPMG LLP, the Company operated in partnership form. Effective February 1, 2000, we commenced operations in corporate form. Thus, for the three months ended March 31, 2000, a pro forma adjustment was made to include income taxes at the fiscal 2000 pro forma annual effective tax rate of 70%. We expect that as our earnings grow, and the rate of growth of our nondeductible expenses declines, our effective tax rate will decrease.

Net Income (Loss). Net income increased by $30.0 million, from a loss of $0.5 million (on a pro forma basis) for the three months ended March 31, 2000, to $29.5 million for the three months ended March 31, 2001. Improved profitability reflects favorable impacts from growth in our business coupled with favorable changes in our cost structure, as discussed above.

Preferred Stock Conversion Discount, Net. Our Series A Preferred Stock, issued to Cisco in January 2000, contained a beneficial conversion feature whereby the preferred stock could convert into common stock at a rate of between 75% and 80% of the initial public offering price. Based upon an initial public offering price of $18 per share, this discount equated to $262.5 million. In September 2000, KPMG LLP agreed to repurchase from Cisco one-half of the Series A Preferred Stock. Then, in November 2000, KPMG LLP agreed to convert its Series A Preferred Stock without any conversion discount. Thus, the net amount of the beneficial conversion feature (after deducting the amount of the conversion discount foregone by KPMG LLP) was $131.25 million.

Net Loss Applicable to Common Stockholders. After deducting the aforementioned conversion discount on our Series A Preferred Stock, net loss applicable to common stockholders for the three months ended March 31, 2001, was $101.7 million or $0.83 per share. For the comparable period of the prior year, after deducting dividends on Series A Preferred Stock, net loss applicable to common stockholders was $10.8 million or $0.14 per share (on a pro forma basis). After December 31, 2000, we were no longer required to pay dividends on our Series A Preferred Stock because it was redeemed and converted in connection with our initial public offering. The per share amounts of the losses were further affected by the completion of our initial public offering on February 8, 2001, which increased the number of common shares outstanding by approximately 82 million (48 million on an average basis).

HISTORICAL NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO PRO FORMA NINE MONTHS ENDED MARCH 31, 2000

The following table sets forth our historical consolidated statements of operations for the nine months ended March 31, 2001 and pro forma nine months ended March 31, 2000. As discussed in Note 1 of the Consolidated/Combined Condensed Financial Statements, the historical results of operations for the nine months ended March 31, 2001, which reflect a corporate basis of presentation, and the nine months ended March 31, 2000, which reflect a corporate basis of presentation for the two months ended March 31, 2000 and a partnership basis of presentation for the seven months ended January 31, 2000, are not directly comparable. Pro forma adjustments have been made to reflect all fiscal year 2000 periods as if we had been operating in corporate form throughout the year.

                                                                                FY00
                                                  -----------------------------------------------------------------        FY01
                                                            HISTORICAL                        PRO FORMA                 HISTORICAL
                                                  -----------------------------    --------------------------------   -------------
                                                    COMBINED       CONSOLIDATED                        CONSOLIDATED    CONSOLIDATED
                                                  SEVEN MONTHS      TWO MONTHS                         NINE MONTHS      NINE MONTHS
                                                     ENDED            ENDED                               ENDED           ENDED
                                                   JANUARY 31,      MARCH 31,        PRO FORMA          MARCH 31,       MARCH 31,
(Dollars in thousands, except share and               2000             2000         ADJUSTMENTS            2000            2001
    per share amounts)                            -------------   -------------    -------------      -------------   -------------
Revenues                                          $   1,264,818   $     432,695                       $   1,697,513   $   2,132,953
Costs of service:
  Professional compensation                             436,214         185,457    $     103,992 (1)        714,156         788,560
                                                                                           3,874 (2)
                                                                                         (15,381)(3)
  Other direct contract expenses                        263,106          94,180                             357,286         547,039
  Amortization of goodwill and
      other intangible assets                             8,957           3,199                              12,156          22,163
  Impairment charge                                                       8,000                               8,000
  Other costs of service                                203,821          55,012           (1,847)(3)        256,986         263,221
                                                  -------------   -------------    -------------      -------------   -------------

   Total costs of service                               912,098         345,848           90,638          1,348,584       1,620,983
                                                  -------------   -------------    -------------      -------------   -------------

Gross margin                                            352,720          86,847          (90,638)           348,929         511,970
Selling, general and administrative expenses            220,743          85,739          (30,629)(4)        275,853         328,072
Special payment to managing directors                                    25,000          (25,000)(5)              -
                                                  -------------   -------------    -------------      -------------   -------------

Operating income (loss)                                 131,977         (23,892)         (35,009)            73,076         183,898

Interest expense, net                                   (27,339)         (1,814)                            (29,153)        (13,862)
Equity in losses of affiliate and loss on redemption
  of equity interest in affiliate                       (14,374)         (6,135)                            (20,509)        (76,357)
Minority interest                                            28            (174)                               (146)           (297)
                                                  -------------   -------------    -------------      -------------   -------------
Income before partner distributions and
    benefits                                      $      90,292
                                                  =============
Income (loss) before taxes                                              (32,015)         (35,009)            23,268          93,382
Income tax expense (benefit)                                             (2,182)          18,470 (6)         16,288          80,884
                                                                  -------------    -------------      -------------   -------------

Net income (loss)                                                       (29,833)         (53,479)             6,980          12,498

Dividend on Series A Preferred Stock                                    (10,328)                            (10,328)        (31,672)
Preferred stock conversion discount                                                                                        (131,250)
                                                                  -------------    -------------      -------------   -------------
Net loss applicable to common
    stockholders                                                  $     (40,161)   $     (53,479)     $      (3,348)  $    (150,424)
                                                                  =============    =============      =============   =============
Net loss applicable to common
    stockholders per share - basic and diluted                    $       (0.53)                      $       (0.04)  $       (1.65)
                                                                  =============                       =============   =============

Weighted average shares - basic and diluted                          75,693,566                  (7)     75,607,037      91,322,218
                                                                  =============                       =============   =============

The accompanying notes to the pro forma consolidated statements of operations can be found on page 26.

Revenues. Revenues increased $435.4 million, or 25.7%, from $1,698 million in the nine months ended March 31, 2000 to $2,133 million in the nine months ended March 31, 2001. This overall increase is primarily attributable to a 10.6% increase in US client service hours billed due to growth in several of our operating segments, including public services, high tech and communications and content, as well as continued growth from our recently acquired international operations.

Strong revenue growth was experienced in the communications and content and high tech segments, which increased 70% and 54% respectively. This growth was partially due to joint marketing relationships with our alliance partners, growth in our next generation operations support systems/business support systems offerings, business-to-business Internet-related services, and growth from our key accounts. In addition, international revenue increased nearly fourfold to $169 million when compared to the prior year nine month period.

Gross Margin. Gross margin as a percentage of revenues was 24.0% for the nine months ended March 31, 2001. This reflects an increase from 20.6% (on a pro forma basis) for the nine months ended March 31, 2000. Pro forma adjustments were made to fiscal 2000 amounts (i) to include partner compensation and benefit costs that we would have incurred for our managing directors under the terms of the new compensation plan which we adopted and implemented effective July 1, 2000, had the new plan been in place during the historical period, (ii) to include partner vacation costs, and (iii) to eliminate the cost of the employee pension plan. Following our separation from KPMG LLP on January 31, 2000, our employees no longer participated in the KPMG LLP defined benefit pension plan; instead, our employees now participate in a stock option award program.

The 16.5% increase in gross margin percentage was due to the following factors:

   - Changes in our managing director compensation plan, whereby guaranteed base compensation levels were decreased, and the percentage of total compensation that varies based upon individual and company performance increased.

   - Costs attributable to the support and maintenance of our professional staff (such as occupancy, training, recruiting and professional support personnel costs) were leveraged and increased at a slower rate than the overall growth in the business.

   - In the two months ended March 31, 2000, we recorded a one-time noncash charge relating to compensatory common stock issuances to certain managing directors, an impairment charge relating to certain goodwill and other intangible assets and a one-time charge relating to settlement of pension obligations to certain managing directors. No such charges were required in the comparable period of fiscal 2001.

   - These factors that contributed to the net increase in the gross margin percentage were partially offset by increases in costs directly attributable to client engagements (including costs of subcontractors, travel and lodging, and computer hardware and software). We recently increased the use of subcontractors to manage through a period of economic uncertainty.

In dollar terms, gross margin increased by $163.0 million, or 46.7%, from $348.9 million (on a pro forma basis) for the nine months ended March 31, 2000 to $512.0 million for the nine months ended March 31, 2001. The increase in dollar terms was due to the $435.4 million increase in revenues described above, coupled with a reduction in costs due to an $8 million impairment charge taken in March 2000.

The increase in revenue was partially offset by cost increases due to the following:

   - An increase in professional compensation of $74.4 million, or 10.4%, from $714.2 million (on a pro forma basis) to $788.6 million, primarily due to a net increase in managing director compensation of $15.8 million due to a lower fiscal 2000 allocation of partnership earnings to the first half of the year offset by the impact of changes in our managing director compensation plan; $34.7 million attributable to higher wages and benefits for new and existing staff, and an increase of $43.3 million in accruals for incentive compensation. These increases were partially offset by the one-time charge of $19.4 million recorded in fiscal 2000 relating to compensatory common stock issuances and settlement of pension obligations of certain managing directors.

   - an increase in other direct contract expenses of $189.8 million, or 53.1%, from $357.3 million to $547.0 million, due to increased use of subcontractors and higher travel and lodging expenses incurred by our professional staff to travel to client sites. These costs increased due to the overall growth in our business and to manage the mix of permanent and subcontracted resources.

   - an increase of $10.0 million in the amortization of goodwill and other intangible assets primarily due to recently completed acquisitions.

   - an increase of $6.2 million in other costs of service due to overall growth in the business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $328.1 million for the nine months ended March 31, 2001. This reflects an increase of $52.2 million, or 18.9%, from $275.9 million (on a pro forma basis). A pro forma adjustment was made to fiscal 2000 amounts to eliminate certain costs allocated to us by KPMG LLP pursuant to an outsourcing agreement. These costs were incurred by KPMG LLP in the coordination and management of a multidisciplinary professional services organization. Certain services provided to us pursuant to the original outsourcing agreement prior to July 1, 2000 were not necessary for us to operate our business as an independent company since they were duplicative or were performed by us internally. Consequently, these services are no longer charged to us effective as of July 1, 2000 under the amended and restated outsourcing agreement.

The $52.2 million, or 18.9%, increase in selling, general and administrative expenses was primarily due to an increase of $22.6 million related to new business development costs as a result of higher levels of commissions earned on a higher revenue base and additional sales personnel, as well as an increase of $25.6 million due to recently acquired international consulting businesses. In addition, there was an increase of $4.0 million of allocated and direct costs incurred to support growth in the business primarily relating to office space, support and operation services, and increased staffing in infrastructure departments.

Interest Expense, Net. Increase expense, net, decreased $15.3 million, or 52.5%, from $29.2 million to $13.9 million for the nine months ended March 31, 2000 and 2001 respectively. This decrease was due to decreased outstanding borrowings under our credit facility for the nine months ended March 31, 2001 resulting from the use of proceeds from our initial public offering and improvements made in our management of client billings and collections, as evidenced by the reduction in our days sales outstandings, on an operating basis, from 92 at March 31, 2000 to 77 at March 31, 2001. Included in interest expense for the nine months ended March 31, 2001 is $1.7 million representing a one-time noncash charge for a beneficial conversion feature (discount) of certain acquisition obligations that converted to common stock soon after the completion of our initial public offering. Interest expense for the nine months ended March 31, 2000 consisted primarily of interest incurred by KPMG LLP and allocated to the Company.

Equity in Losses of Affiliates and Loss on Redemption of Equity Interest in Affiliate. Equity in losses of affiliates and loss on redemption of equity interest in affiliate, which relates to our equity investment in QCS for the nine months ended March 31, 2000, and QCS as well as a small joint venture investment for the nine months ended March 31, 2001, increased $55.8 million from $20.5 million to $76.4 million. On December 27, 2000, QCS redeemed the Company's 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, the Company's investment in QCS of $63.3 million ($58.5 million on an after tax basis), was written off through a noncash charge to earnings in December 2000. (See Note 5 of the Consolidated/ Combined Condensed Financial Statements.)

Income Tax Expense. For the nine months ended March 31, 2001, the Company earned income before taxes of $93.4 million and provided income taxes of $80.9 million. For this period, the Company's effective tax rate was 86.6%. The tax rate was significantly impacted by nonbenefitable losses associated with certain international operations, tax expense associated with the redemption of our investment in QCS, and nondeductible interest expense representing beneficial conversion features of convertible acquisition obligations that converted to common stock at the time of our initial public offering.

Through January 31, 2000, the date of our separation from KPMG LLP, the Company operated in partnership form. Effective February 1, 2000, we commenced operations as a corporation. Thus, for the nine months ended March 31, 2000, a pro forma adjustment was made to include income taxes at the fiscal 2000 pro forma annual effective tax rate of 70%. We expect that as our earnings grow, and the rate of growth of our nondeductible expenses declines, our effective tax rate will decrease.

Net Income. Net income increased by $5.5 million, from $7.0 million (on a pro forma basis) for the nine months ended March 31, 2000, to $12.5 million for the nine months ended March 31, 2001. Improved profitability reflects favorable impacts from growth in our business coupled with favorable changes in our cost structure, as discussed above, partially offset by equity in losses of affiliates and loss on redemption of equity interest in affiliate.

Preferred Stock Conversion Discount, Net. Our Series A Preferred Stock, issued to Cisco in January 2000, contained a beneficial conversion feature whereby the preferred stock could convert into common stock at a rate of between 75% and 80% of the initial public offering price. Based upon an initial public offering price of $18 per share, this discount equated to $262.5 million. In September 2000, KPMG LLP agreed to repurchase from Cisco one-half of the Series A Preferred Stock. Then, in November 2000, KPMG LLP agreed to convert its Series A Preferred Stock without any conversion discount. Thus, the net amount of the beneficial conversion feature (after deducting the amount of the conversion discount foregone by KPMG LLP) was $131.25 million.

Preferred Stock Dividends. Series A Preferred Stock dividends totaling $31.7 million were recognized in the six months ended December 31, 2000 compared to $10.3 million in the two months ended March 31, 2000. After December 31, 2000, we were no longer required to pay dividends on our Series A Preferred Stock because it was redeemed and converted in connection with our initial public offering.

Net Loss Applicable to Common Stockholders. After deducting the aforementioned conversion discount and dividends on our Series A Preferred Stock, net loss applicable to common stockholders for the nine months ended March 31, 2001, was $150.4 million or $1.65 per share. For the comparable period of the prior year, net loss applicable to common stockholders was $3.3 million or $0.04 per share (on a pro forma basis). The per share amounts of the losses were further affected by the completion of our initial public offering on February 8, 2001, which increased the number of common shares outstanding by 82 million (16 million on an average basis).

NOTES TO PRO FORMA FINANCIAL INFORMATION

     For purposes of preparing the accompanying pro forma financial information, we have assumed that the Company's separation from KPMG LLP, converting the legal form of our business from a partnership to a corporation was completed on July 1, 1999, and have made the following adjustments to the historical consolidated and combined condensed financial statements. The pro forma financial information does not assume the completion of our initial public offering, which closed on February 13, 2001. These notes should be read in conjunction with our consolidated/combined pro forma financial information and notes thereto for the fiscal year ended June 30, 2000, included in the Company's Prospectus dated February 7, 2001, filed with the SEC pursuant to rule 424(b) under the Securities Act of 1933.

     (1) Adjustment to reflect partner compensation and benefit costs that we would have incurred for our managing directors under the terms of our new compensation plan which we have adopted and implemented effective July 1, 2000, had the new plan been in place during the historical periods.

     (2) Adjustment to reflect the increase in partner accrued vacation pay for the periods preceding our Company's separation from KPMG LLP.

     (3) Adjustment to reflect changes to our employee (professional and administrative) pension plan. Following the separation from KPMG LLP on January 31, 2000, our employees no longer participate in the KPMG LLP pension plan. The adjustments to eliminate costs under the employee pension plan were based on the actual amounts allocated to us by KPMG LLP during the pro forma periods.

     (4) KPMG LLP historically allocated costs incurred in the coordination and management of a multidisciplinary professional services organization to each of its functional business units. For the period from January 31, 2000 until June 30, 2000, we received these services pursuant to the original outsourcing agreement. Certain services provided to us pursuant to the original outsourcing agreement prior to July 1, 2000 were not necessary for us to operate our business as an independent company since they were duplicative or were performed by us internally. Consequently, these services were no longer charged to us effective as of July 1, 2000. These costs, which have been eliminated for the periods ended March 31, 2000, primarily relate to executive management costs incurred in relation to the management of a national and international multidisciplinary services firm which we no longer require. Because we have historically had a full executive management team responsible for the consulting business of KPMG LLP, these allocated costs are no longer incurred. The costs related to our executive management are reflected in our historical financial statements for non-partner costs and are included in pro forma adjustment (1) for managing directors. Additionally, we no longer are a member of KPMG International since the initial public offering. KPMG International costs previously allocated to us by KPMG LLP were for executive management costs and headquarter support costs for KPMG International. KPMG International's management was duplicative of our executive management costs. We will not incur these costs incrementally since we will operate in corporate form and our existing executive management team will oversee our international operations.

     The pro forma effect of the elimination of those costs for the three and nine months ended March 31, 2000, pursuant to the transition services agreement is as follows (in thousands):

                                                                 THREE MONTHS        NINE MONTHS
                                                                ENDED MARCH 31,    ENDED MARCH 31,
                                                                     2000               2000
                                                                --------------     ---------------
International and U.S. partnership level management structure      $10,335             $26,064
International and firmwide partnership meetings                        638               3,181
Support of the KPMG Foundation                                         376               1,384
                                                                   -------             -------
   Total                                                           $11,349             $30,629
                                                                   =======             =======



     (5) Reflects an adjustment to eliminate the special payment to managing directors. The special payment represents a payment to our managing directors that was determined based on an allocation of the profits of KPMG LLP and our Company among the partners of KPMG LLP and our managing directors, as if the entities had been combined through June 30, 2000. The amounts paid by us to our managing directors in excess of the compensation they earned as managing directors of our Company represents the amount classified as a special payment in our statement of operations. Absent this arrangement with KPMG LLP, our managing directors would not have been entitled to this additional payment.

     (6) Reflects an adjustment for an estimated income tax provision as if we had operated as a corporation, including tax benefits of certain losses, at a pro forma effective tax rate of 70% for the year ended June 30, 2000. Due to our non-deductible goodwill amortization and our high level of non-deductible travel related expenses, our effective tax rate is impacted to a great extent by our level of earnings. If our earnings grow and non-deductible expenses and goodwill amortization grow at a lesser rate or decrease, our effective tax rate will decrease in the future.

     (7) Weighted average shares outstanding-basic and diluted, are calculated based on:


                                               ASSUMED
                                             OUTSTANDING         SHARES
COMMON STOCK ISSUANCES                           FROM         OUTSTANDING
----------------------                           ----         -----------

Separation transaction                          7/1/99         75,563,773
Stock awards, net of forfeitures               1/31/00            194,690


                                    * * * * *

LIQUIDITY AND CAPITAL RESOURCES

     The Company has primarily funded its operations through cash generated from operations. Additionally, the Company has borrowing arrangements available including a revolving credit facility with $5 million outstanding at March 31, 2001 (not to exceed $100 million), a revolving line of credit facility with no outstanding balance at March 31, 2001 (not to exceed $100 million), as well as a note payable related to an accounts receivable financing facility with no outstanding balance at March 31, 2001 (not to exceed $200 million). The revolving credit facility and revolving line of credit facility expire on May 24, 2004 and May 23, 2001, respectively, while the accounts receivable financing facility permits "sales" of accounts receivable through May 21, 2003, subject to annual renewal. The credit facilities described above include covenants relating to the maintenance of certain financial ratios and restrictions on the Company's ability to pay dividends.

     The Company's cash and cash equivalents declined $1.4 million to $25.6 million at March 31, 2001 when compared with June 30, 2000. The decline in cash and cash equivalents was due to $83.1 million of cash used in investing activities and $0.6 million of cash used in operating activities, offset by $82.3 million of cash provided by financing activities.

     Cash used in operating activities during the nine months ended March 31, 2001 was $0.6 million, principally due to net growth in accounts receivable from clients of $62.4 million, distributions made to our managing directors relating to fiscal 2000 of $73.2 million, and increases in other assets and prepaid expenses of $28.2 million, offset by operating results of $115.2 million and a net increase in liabilities of $48.0 million.

     Cash used in investing activities during the nine months ended March 31, 2001 was $83.1 million principally due to $33.9 million of property and equipment purchases, $13.6 million paid in acquisitions, $9.9 million of additional capital invested in QCS through October 2000, as well as $7.5 million of equity investments.

     Cash provided by financing activities for the nine months ended March 31, 2001 was $82.3 million, principally due to the proceeds of $591.7 million from issuance of common stock, offset by the payment of $378.3 million to repurchase
1.4 million shares of Series A Preferred Stock and a $47.9 million net decrease in notes payable.

     A discussion of the Company's initial public offering and use of proceeds can be found in Note 2 of the Consolidated/Combined Condensed Financial Statements.

     The Company believes that the cash provided from operations, borrowings available under the various facilities described above, existing cash and cash equivalents and proceeds from the February 8, 2001 initial public offering should be sufficient to meet working capital and capital expenditure needs.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements relating to our operations that are based on our current expectations, estimates and projections. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Our actual results may differ from the forward-looking statements for many reasons, including:

  -  the business decisions of our clients regarding the use of our services;
  -  the timing of projects and their termination;
  -  the availability of talented professionals to provide our services;
  -  the pace of technological change;
  -  the strength of our joint marketing relationships;
  -  our separation from KPMG LLP; and
  -  the actions of our competitors.

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

ITEMS 2-5.     NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          Reference is made to the Exhibit Index.

     (b)  Reports on Form 8-K
          None

                                  EXHIBIT INDEX

Exhibit Number          Description
--------------          -----------

3.1 Amended and Restated Certificate of Incorporation of the Company, dated as of February 7, 2001

10.1 Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company

10.2 Limited License Agreement, dated as of October 31, 2000, between the Company and KPMG International

10.3 Transition Services Agreement dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company

10.4 Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company

10.5                    Company's 2000 Long-Term Incentive Plan, amended as of
                        March 30, 2001

10.6 Subordinated Revolving Note and Guaranty, dated January 1, 2001, issued to KPMG LLP, which is incorporated herein by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-36328), which is contained in Commission File No. 000-31351

99.1                    Factors Affecting Future Financial Results

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KPMG CONSULTING, INC.


DATE:    May 14, 2001                By: /s/ Randolph C. Blazer
                                         ----------------------
                                     Randolph C. Blazer,
                                     Chief Executive Officer,
                                     President and Chairman of the Board of
                                     Directors


                                     PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


DATE:    May 14, 2001                /s/ Robert C. Lamb, Jr.
                                     -----------------------
                                     Robert C. Lamb, Jr.,
                                     Executive Vice President
                                     and Chief Financial Officer