Form 10-K405
period 2001-06-30
KPMG CONSULTING INC
filed 2001-09-28
CIK 1113247

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                       Commission File Number 000-31351

                             KPMG CONSULTING, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

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

       Securities registered pursuant to Section 12 (b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.01 Par Value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of August 31, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $2.33 billion.

   The number of shares of common stock of the Registrant outstanding as of August 31, 2001 was 158,598,563.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Pertinent extracts from Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated into Part III.

   Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                               -----------------

                  Table of Contents and Cross-Reference Index

                                                                                     Page
         Description                                                                Number
         -----------                                                                ------

                                         Part I.

Item 1.  Business..................................................................    1

Item 2.  Properties................................................................    4

Item 3.  Legal Proceedings.........................................................    4

Item 4.  Submission of Matters to a Vote of Security Holders.......................    4

         Executive Officers of the Company.........................................    5

                                         Part II.

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters..    6

Item 6.  Selected Financial Data...................................................    7

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................    9

Item 7A. Quantitative and Qualitative Disclosures about Market Risks...............   28

Item 8.  Financial Statements and Supplementary Data...............................   29

Item 9.  Changes in and Disagreements with Accountants on Accounting and Finance
           Disclosure..............................................................   62

                                        Part III.

Item 10. Directors and Executive Officers of the Registrant........................   62*

Item 11. Executive Compensation....................................................   62*

Item 12. Security Ownership of Certain Beneficial Owners and Management............   62*

Item 13. Certain Relationship and Related Transactions.............................   62*

                                         Part IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   62

Signatures.........................................................................   65

--------
* The information required by this Item is incorporated herein by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

                                    PART I.

Item 1. Business

  Item 1(a). General Development of Business.

   KPMG Consulting, Inc. (generally referred to below as "we" or the "Company") was incorporated as a business corporation under the laws of the State of Delaware in 1999. Our principal offices are located at the KPMG Consulting Tower, 1676 International Drive, McLean, Virginia 22102-4828. Our main telephone number is 703-747-3000. Our Company previously was a part of KPMG LLP, one of the "Big 5" accounting and consulting firms. In January 2000, KPMG LLP transferred its consulting business to our Company. In February 2001 we completed our initial public offering, and on February 8, 2001 we began to trade on the Nasdaq National Market.

  Item 1(b). Financial Information about Industry Segments.

   Information required by Item 1(b) is incorporated herein by reference to
Note 20 of the "Notes to Financial Statements" included under Item 8 of this Annual Report.

  Item 1(c). Narrative Description of Business.

  Overview

   We are one of the world's largest consulting firms with over 10,000 employees. We serve over 2,500 clients, including global 2000 and Fortune 1000 companies, small and medium-sized businesses, government agencies and other organizations. We provide our clients with a range of service offerings that combine industry specific business strategy and operational improvements, technology implementation, business systems and network integration. Our service offerings are designed to help our clients generate revenues, reduce costs, and access the information necessary to operate their business in a more real-time environment. These services include business and technology strategy, process design and operations improvement, systems integration, network integration and infrastructure, and outsourcing.

  Industry Groups

   During fiscal year 2001, we provided consulting services through six industry groups in which we have significant industry-specific knowledge (with our Health Care group later being combined into our Public Services and High Tech groups). These groups are:

    . Public Services, which assists public services clients in process improvement, enterprise resource planning and Internet integration service offerings. This group is also a leading provider of financial and economic advisory services to governments, corporations and financial institutions around the world. Our public services clients include federal government agencies, state and local governments, and private and public higher education institutions.

    . Financial Services, which focuses on delivering strategic, operational and technology services, including new, component-based business and technical architectures that leverage existing application systems and e-business strategies and development delivered through consumer and wholesale lines of business. Our clients in the financial services sector include banking, insurance, securities, real estate, hospitality and professional services institutions.

    . Communications and Content, which provides services that support broadband access, value-added services, content management, network management and transaction-based commerce. We work with our clients to help them formulate and implement e-business and business systems strategies to reduce operating costs and improve operating efficiencies and service levels and to create new revenue opportunities in new service markets. Our clients are companies providing the communications backbone to support growth in the networked economy, including global and national telecommunications companies and carriers, wireless service providers, cable operators and emerging Internet protocol service providers. We also serve content companies that provide information service providers and broadcasters.

    . High Tech, which delivers e-business integration service offerings to established market leaders in the global arena and fast growing e-business companies that increasingly require our infrastructure development tools. We work with companies that create and develop software and hardware products, as well as with new Internet companies. We assist our clients in responding effectively to the realities of the digital world by deploying teams that span strategy, design, branding, technology and integration for high tech companies. These teams deliver complete, end-to-end integration scaled to the size of the enterprise.

    . Consumer and Industrial Markets, which advises clients on capturing and assessing customer needs and buying pattern data to improve one-to-one marketing and capture additional market share. In addition, we develop and implement channel integration strategies, electronic storefronts, sales automation and call center service offerings to help clients better serve their customers. We focus on improving supply chain integration through e-procurement, collaborative planning, fulfillment, product data management and digital marketplace solutions. Finally, we assist companies in increasing the productivity of their workforce through Internet-enabled employee self-service and human resource applications, web-based training and learning, back office/front office integration, shared services and knowledge management. We work with both established brick and mortar companies, including their related Internet companies, and newer Internet companies that produce or distribute consumer and industrial products and services. We focus on three market sectors--consumer, industrial and automotive, and chemical and energy. We work with clients in several vertical markets, including petroleum, industrial products, food, retail and transportation, to create digital marketplaces and trading exchanges that connect buyers and sellers within each market.

    . Health Care, which provides e-business and health care business expertise and experience to enable health care organizations to capitalize on enterprise resource planning and Internet opportunities. We provide our health care clients with specialists in the provider, payor and life sciences segments. We help improve their business processes by implementing supply chain management, customer management, finance, human resources and e-business service offerings to create efficiencies through virtual enterprises of electronically-linked business partners, such as health care virtual exchanges that link the supply chain of providers, payors and suppliers. Our health care clients include providers such as integrated delivery systems, academic medical centers, physician practice management companies, payors such as indemnity insurers, managed care insurers, and government payors, and life sciences companies such as pharmaceutical, biotechnology medical device companies and distributors. At the beginning of fiscal year 2002, our Health Care group was combined into our Public Services and High Tech groups.

   Our focus on specific industries provides us with the ability to tailor our service offerings to reflect an understanding of the marketplaces in which our clients operate and enables our clients to achieve their objectives more quickly and efficiently.

  Our Joint Marketing Relationships

   We have approximately 47 joint marketing relationships with key technology providers which support and complement our service offerings. We have created joint marketing relationships to enhance our ability to provide our clients with high value services. Our joint marketing relationships typically entail commitments regarding joint marketing, sales collaboration, training and service offering development.

   Our most significant joint marketing and product development relationships are with Cisco Systems, Inc., Oracle Corporation, PeopleSoft, Inc., Microsoft Corporation, Qwest Communications International, Inc. and SAP

America, Inc., which we believe strengthens our market approach. We work together to develop comprehensive solutions to common business issues, offer the expertise required to deliver those solutions, lead in the development of new products, capitalize on joint marketing opportunities and remain at the forefront of technology advances. These joint marketing agreements help us to generate revenues as they provide a source of referrals and the ability to jointly target specific accounts.

  International Operations

   We have multi-national operations covering North America, Latin America, Ireland, Israel and the Asia Pacific region. We utilize this multi-national network to provide consistent integrated service to clients throughout these regions. In other regions, we frequently provide our clients with services directly and, in some instances, we serve our clients through longstanding working relationships with other consulting providers, primarily the consulting professionals of KPMG International member firms.

  Competition

   We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to those we offer. The market in which we operate includes a variety of participants, including specialized e-business consulting firms, systems consulting and implementation firms, "Big 5" accounting and consulting firms, application software firms providing implementation and modification services, service groups of computer equipment companies, outsourcing companies, systems integration companies, and general management consulting firms.

   Some of our competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. Our competitive landscape is experiencing rapid changes. For instance, one of the "Big 5" accounting and consulting firms has sold its consulting business, and the former consulting practice of a "Big 5" accounting firm recently completed its initial public offering, while others have indicated plans or proposals to divest their consulting businesses or to seek capital in the public markets. These changes in our marketplace may create potentially larger and better capitalized competitors with enhanced abilities to attract and retain professionals. We also compete with our clients' internal resources.

   A majority of our revenue is derived from global market leaders, Fortune 1000 companies, medium-sized companies, governmental organizations and other large enterprises. There are an increasing number of professional services firms seeking consulting engagements with these companies. We believe that the principal competitive factors in the consulting industry in which we operate include scope of services, service delivery approach, technical and industry expertise, perceived value added, objectivity of advice given, focus on achieving results, availability of appropriate resources and global reach.

   Our ability to compete also depends in part on several factors beyond our control, including the ability of our competitors to hire, retain and motivate skilled professionals, the price at which others offer comparable services and our competitors' responsiveness. There is a significant risk that this increased competition will adversely affect our financial results in the future.

  Intellectual Property

   Our success has resulted in part from our methodologies and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements, trade secret, copyright and trademark laws to protect our proprietary rights and rights of third parties from whom we license intellectual property. We also enter into confidentiality and intellectual property agreements with our employees that limit the distribution of proprietary information. We currently have only a limited ability to protect our important intellectual property rights.

  Seasonality

   Typically, client service hours, which translate into chargeable hours and directly affect revenue, are reduced during the first half of our fiscal year (i.e., July 1--December 31) due to the larger number of holidays and vacation time taken by our employees and their clients. As a result, the first and second quarters of the fiscal year historically are the lowest revenue-generating and income-producing quarters.

  Customer Dependence

   In fiscal years 1999, 2000 and 2001, our revenues from the United States federal government were $223.6 million, $302.3 million and $482.1 million, respectively, representing 11.3%, 12.8% and 16.9% of our total revenues. A loss of all of our contracts with the United States federal government would have a material adverse effect on our business. While most of our government agency clients have the ability to unilaterally terminate their contracts, our relationships are generally not with political appointees, and we have not typically experienced a loss of federal government business with a change of administration.

  Compliance with Environmental Laws

   Federal, state and local statutes and regulations relating to the protection of the environment have had no material adverse effect on our operating results or competitive position, and we anticipate that they will have no material adverse effect on our future operating results or competitive position in the industry.

  Employees

   As of June 30, 2001, we had approximately 10,000 full-time employees, including approximately 8,550 professional consultants. Our employees are not represented by any labor union.

Item 2. Properties

   Our corporate headquarters is located in McLean, Virginia. This facility has approximately 229,000 square feet of office space. We also use approximately
1.7 million square feet of office space in approximately 109 locations throughout the United States. Some of the spaces we occupy are used for specific client contracts or development activities while administrative personnel and professional service personnel use other spaces. In addition, we have approximately 35 locations in Latin America, Canada, Ireland, Israel, Japan, New Zealand, the Peoples Republic of China and South Korea with approximately 250,000 additional square feet of office space. We believe that our facilities are adequate to meet our needs for approximately the next 12 months.

Item 3. Legal Proceedings

   We are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our financial condition or results of operations. Additional information regarding legal proceedings of the Company is incorporated by reference herein from Note 12, "Commitments and Contingencies" of the "Notes to Financial Statements" included under Item 8 of this Report.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders in the fourth quarter of fiscal 2001.

  Executive Officers of the Company.

   Our executive officers as of June 30, 2001 are:

                                                       Date of
                                                     election or
                        Present office and position appointment to Business or professional experience
Executive Officer   Age      with the Company       present office     during the past five years
-----------------   --- --------------------------- -------------- -----------------------------------
Randolph C. Blazer. 51  Chairman of the Board,         2/08/00     Chief Executive Officer and
                        Chief Executive Officer        4/27/00     President of the Company;
                        and President                  4/27/00     Co-President and Co-Chief
                                                                   Executive Officer of the Company;
                                                                   member of two-person executive
                                                                   team that directed all Consulting
                                                                   services for KPMG LLP

David W. Black..... 39  Executive Vice President,      4/27/00     Executive Vice President, General
                        General Counsel and                        Counsel and Secretary for Affiliated
                        Secretary                                  Computer Services, Inc.

Michael J. Donahue. 42  Group Executive Vice           4/27/00     Managing Partner, Solutions of
                        President and Chief                        KPMG LLP
                        Operating Officer

Robert C. Lamb, Jr. 46  Executive Vice President       6/26/00     Corporate Controller of Fleet
                        and Chief Financial Officer                Boston Financial

Nathan H. Peck, Jr. 47  Executive Vice President,      4/27/00     Acting Chief Financial Officer of
                        Support Operations                         the Company; Chief Administrative
                                                                   Officer, Consulting Practice of
                                                                   KPMG LLP; Co-Practice Leader,
                                                                   Financial Services Consulting
                                                                   Practice of KPMG LLP

Bradley J. Schwartz 44  Group Executive Vice           4/27/00     Group Executive Vice President,
                        President, Worldwide           4/01/01     Worldwide Client Services,
                        Client Service and                         Communications and Content of the
                        Financial Services                         Company; Managing Partner,
                                                                   Information, Communication &
                                                                   Entertainment Consulting of
                                                                   KPMG LLP

   The term of office of each officer is until election and qualification of a successor or otherwise at the pleasure of the Board of Directors.

   There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.

   None of the above-listed officers has any family relationship with any director or other executive officer.

                                   PART II.

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

  Market Information

   Our Common Stock is listed on the Nasdaq National Market under the symbol KCIN. For information regarding high and low quarterly sales prices of our common stock, see the "Quarterly Summarized Financial Information" table included under Item 7 of this Report, which is incorporated by reference herein.

  Holders

   At June 30, 2001, we had 534 stockholders of record.

  Dividends

   We have not paid cash dividends on our Common Stock, and we do not anticipate paying any cash dividends on our Common Stock for at least the next 12 months. We intend to retain all of our earnings, if any, to finance the expansion of our business and for general corporate purposes. Our existing credit facilities contain financial covenants and restrictions, some of which directly or indirectly may limit our ability to pay dividends. Our future dividend policy will also depend on our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors.

Item 6. Selected Financial Data(1)

   The selected financial data were arrived from the combined/consolidated financial statements of the Company which are included elsewhere in this Annual Report on Form 10-K. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes thereto included herein.



                                                  Combined
                               ---------------------------------------------  Consolidated   Pro Forma(2) Consolidated
                                                                 Seven Months Five Months        Year         Year
                                      Year Ended June 30,           Ended        Ended          Ended        Ended
                               --------------------------------  January 31,  ------------   ------------ ------------
                                 1997       1998        1999         2000       June 30,       June 30,     June 30,
                               --------  ----------  ----------  ------------     2000           2000         2001
                                               (in thousands)                 (in thousands, except per share amounts)
Revenues...................... $947,639  $1,428,891  $1,981,536   $1,264,818   $1,105,166     $2,369,984   $2,855,824
Professional compensation.....  366,718     552,570     744,450      436,214      443,781        972,480    1,026,470
Other direct contract expenses  198,646     270,209     374,091      263,106      259,801        522,907      751,951
Amortization of goodwill and
 other intangible assets......    1,903       4,968       6,572        8,957        8,575         17,532       31,474
Impairment charge.............       --          --          --           --        8,000          8,000        7,827
Other costs of service........  155,668     248,969     276,874      203,821      119,653        321,627      365,381
                               --------  ----------  ----------   ----------   ----------     ----------   ----------
Gross margin..................  224,704     352,175     579,549      352,720      265,356        527,438      672,721
Selling, general and
 administrative expenses......  159,058     237,093     325,276      220,743      192,920        371,853      451,792
Special payment to managing
 directors(3).................       --          --          --           --       34,520             --           --
                               --------  ----------  ----------   ----------   ----------     ----------   ----------
Operating income..............   65,646     115,082     254,273      131,977       37,916        155,585      220,929
Interest expense..............  (13,028)    (16,810)    (25,157)     (27,339)     (16,306)       (43,645)     (17,175)
Interest income...............       --          --          --           --        6,178          6,178        2,386
Gain on sale of assets........       --          --          --           --           --             --        6,867
Equity in losses of affiliate.       --          --        (622)     (14,374)     (15,812)       (30,186)     (76,019)
Minority interests............       --         619        (111)          28         (439)          (411)        (140)
                               --------  ----------  ----------   ----------   ----------     ----------   ----------
Income before partner
 distributions and
 benefits(1).................. $ 52,618  $   98,891  $  228,383   $   90,292
                               ========  ==========  ==========   ==========
Income before taxes...........                                                     11,537         87,521      136,848
Income tax expense............                                                     29,339         61,265      101,897
                                                                               ----------     ----------   ----------
Net income (loss).............                                                    (17,802)        26,256       34,951
Dividend on Series A
 Preferred Stock..............                                                    (25,992)       (25,992)     (31,672)
Preferred stock conversion
 discount.....................                                                         --             --     (131,250)
                                                                               ----------     ----------   ----------
Net income (loss) applicable
 to common stockholders.......                                                 $  (43,794)    $      264   $ (127,971)
                                                                               ==========     ==========   ==========
Net income (loss) applicable
 to common stockholders per
 share--basic and diluted.....                                                 $    (0.58)    $       --   $    (1.19)
                                                                               ==========     ==========   ==========

                                                                            As of June 30,
                                                            ----------------------------------------------
                                                                     Combined             Consolidated
                                                            -------------------------- -------------------
                                                              1997     1998     1999      2000      2001
                                                            -------- -------- -------- ---------- --------
                                                                            (in thousands)
Balance Sheet Data:
Total assets............................................... $205,071 $294,369 $492,191 $  951,638 $999,635
Long term obligations......................................       --   10,508   22,860     76,602   13,414
Series A Mandatorily Redeemable Convertible Preferred Stock       --       --       --  1,050,000       --

(1)As a partnership, all of KPMG LLP's earnings were allocable to its partners. Accordingly, distributions and benefits to partners have not been reflected as an expense in our historical financial statements through January 31, 2000. As a corporation, effective February 1, 2000, payments for services rendered by our managing directors are included as professional compensation. Likewise, as a corporation, we are subject to corporate income taxes effective February 1, 2000.

(2)This pro forma data assumes our Separation from KPMG LLP occurred as of July 1, 1999 and reflects adjustments including:

    . compensation and benefit costs for the seven month period ended January 31, 2000 for former consulting partners of KPMG LLP who became employees of our company on January 31, 2000;

    . changes to employee pension and bonus plans for the seven month period ended January 31, 2000;

    . income taxes for the pro forma period at a pro forma effective tax rate of 70%.

    . changes in the amount we pay KPMG LLP for shared infrastructure services.

(3)For the period from January 31, 2000 through June 30, 2000, the profits of KPMG LLP and our Company were allocated among the partners of KPMG LLP and our managing directors as if the entities had been combined through June 30, 2000. Under this arrangement, our managing directors received a special payment of $34.5 million by our Company for the five month period ended June 30, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with our combined and consolidated financial statements and the notes to financial statements included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See the "Disclosure Regarding Forward-Looking Statements." All references to "years," unless otherwise noted, refer to our fiscal year, which ends on June
30. For example, a reference to "2001" or "fiscal 2001" means the 12-month period that ended on June 30, 2001.

Historical Overview

   We completed the separation ("Separation") of our Company from KPMG LLP on January 31, 2000. As a partnership, all of KPMG LLP's earnings were allocable to its partners. Accordingly, distributions and benefits to partners were not reflected as an expense in our historical financial statements through January 31, 2000. Additionally, as a partnership, KPMG LLP was not subject to income taxes and, as a result, our historical financial statements through January 31, 2000 do not include a provision for income taxes. Effective February 1, 2000, following our Separation from KPMG LLP and our commencement of operations in corporate form, our historical financial statements include payments for services rendered by our managing directors, who were formerly consulting partners of KPMG LLP, in professional compensation, and a provision for income taxes. Consequently, the historical results of operations for the year ended June 30, 2001, which reflect a corporate basis of presentation, and the summation of the five months ended June 30, 2000, which reflect a corporate basis of presentation, and the seven months ended January 31, 2000, which reflect a partnership basis of presentation, are not directly comparable.

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

   These services include:

    .  business and technology strategy;

    .  process design and operations improvement;

    .  systems integration;

    .  network integration and infrastructure; and

    .  outsourcing.

   During fiscal 2001 we provided consulting services through six industry groups in which we have significant industry-specific knowledge. These groups are public services, financial services, communications and content, high tech, consumer and industrial markets, and health care. Commencing July 1, 2001, our health care group will be combined with our public services and high tech groups. In addition, we have multi-national operations covering North America, Latin America, Asia Pacific, Ireland and Israel.

   The following chart provides data regarding our recent acquisitions:

                                                                                     Amount Paid
                        Acquired Entity                           Acquisition Date  (in millions)
                        ---------------                           ----------------  -------------
Softline Consulting & Integrators, Inc.......................... May 27, 1999           $92.5
Studio Verso and WebVibe Corporation............................ July 1999              $15.5
KPMG Consulting Mexico, S. de R.L. de C.V. (the consulting
  business of the Mexican member of KPMG International)......... December 29, 1999      $ 5.5
Consulting business of the Canadian member of KPMG
  International................................................. March 1, 2000          $53.0
Consulting business of the Japanese member of KPMG
  International................................................. April 1, 2000          $11.0
San Tong Consulting Corporation (the consulting business of the
  South Korean member firm of KPMG International)............... May 31, 2000           $ 4.0
Consulting business of the Central American members of KPMG
  International................................................. June 20, 2000          $ 2.2
Consulting business of the New Zealand member of KPMG
  International and Web Limited................................. June 26, 2000          $16.5
Consulting business of the Venezuelan member of KPMG
  International................................................. June 27, 2000          $ 1.9
Consulting business of the Argentine member of KPMG
  International................................................. June 30, 2000          $ 5.3
Consulting business of the Colombian member of KPMG
  International................................................. July 28, 2000          $ 0.5
Consulting business of the Irish member of KPMG International... September 15, 2000     $35.9
Consulting business of the Peruvian member of KPMG
  International................................................. September 22, 2000     $ 1.2
Consulting business of the Brazilian member of KPMG
  International................................................. October 3, 2000        $ 8.5
Consulting business of the Netherlands Antilles member of KPMG
  International................................................. February 7, 2001       $11.0
Regional consulting businesses in Southeast Asia (including Hong
  Kong, Malaysia, Singapore and Taiwan) of the respective
  members of KPMG International................................. August 2, 2001         $16.9

   Through January 31, 2000, we were part of the overall practice of KPMG LLP. Our combined financial statements for all periods through January 31, 2000, which include all majority-owned subsidiaries of KPMG LLP that were deemed part of our consulting business, have been prepared using KPMG LLP's historical basis of accounting in conformity with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues and expenses related to our business. Included in our expenses are allocations of certain costs incurred by KPMG LLP on behalf of our business. These allocations are discussed in greater detail in the notes to financial statements located elsewhere in this Form 10-K.

   Since we historically operated as part of the partnership of KPMG LLP, our consulting partners shared in the annual profits of KPMG LLP rather than receiving salaries. Therefore, our historical combined financial statements through January 31, 2000, as presented, do not reflect any compensation or benefit costs for services rendered by the consulting partners of KPMG LLP. In connection with the Separation, the consulting partners of KPMG LLP resigned from KPMG LLP and became our managing directors. Effective February 1, 2000, these individuals ceased to share in the profits of KPMG LLP and instead began to receive salary and other benefits as part of their compensation. Our pro forma financial statements, which appear elsewhere in this Management's Discussion and Analysis, include adjustments for compensation and benefits we would have paid to our managing directors under our current compensation program.

  Segments

   During fiscal 2001 we provided consulting services through six major industry groups including public services, financial services, communications and content, high tech, consumer and industrial markets, and health care. Commencing July 1, 2001, our health care group will be combined with our public services and high tech groups.

  Revenues

   We derive substantially all of our revenues from professional service activities. Revenues include all amounts that are billed or billable to clients. Revenues for services rendered are recognized on a time and materials or percentage-of-completion basis, depending upon the contract with the client. Revenues related to time and material contracts are recognized in the period in which services are performed. Revenues related to fixed price contracts are recognized based upon professional costs incurred as a percentage of estimated total professional costs of the respective contracts. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Unbilled revenues represents revenues for services performed that have not been billed. Maintenance contract revenues are recognized ratably over the terms of the agreement. When our consulting engagements have multiple elements, each element is separately evaluated and revenue is recognized when it is realized or realizable and earned.

   We usually enter into contracts with our clients prior to the time we begin work on a project. These contracts contain varying terms and conditions. We do not believe it is appropriate to characterize these contracts as backlog because these contracts generally provide that they can be terminated without significant advance notice or penalty. Generally, in the event that a client terminates a project, the client remains obligated to pay us for services performed and expenses incurred by us through the date of termination.

  Costs of Service

   Professional Compensation. Competition for consulting professionals, particularly information technology professionals with the advanced technology skills necessary to perform the services we offer, has caused wages to increase at a rate greater than the general rate of inflation, a trend we expect to continue for the next few years. As with other professional service firms, we must adequately anticipate wage increases. Our success is largely dependent on our ability to keep our consultants highly utilized on revenue-generating activities, and to hire and retain talented people.

   Other Direct Contract Expenses. Other direct contract expenses include costs directly attributable to client engagements. These costs include items such as computer hardware and software, travel expenses for professional personnel, and costs associated with subcontractors.

   Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets represents the amortization of costs of acquired companies in excess of the fair value of the tangible net assets acquired, assembled workforce, purchased software costs and software licensing rights.

   Other Costs of Service. Other costs of service primarily consist of the costs attributable to the support and maintenance of the professional staff, bad debt expense relating to accounts receivables, as well as other costs attributable to the servicing of our client base. These costs include occupancy costs related to office space utilized by professional staff, the costs of training and recruiting professional staff and costs associated with professional support personnel. Some of these costs relate to services outsourced from KPMG LLP pursuant to the outsourcing agreement as noted below under "Selling, General and Administrative Expenses."

  Gross Margin

   Gross margin, which is revenues after deducting costs of professional compensation, other direct contract expenses, amortization of goodwill and other intangible assets, and other costs of service, is primarily a function of hours billed to clients, hourly billing rates and employee compensation.

  Selling, General and Administrative Expenses

   Selling, general and administrative expenses include expenses such as marketing, costs for information systems, finance and accounting, human resources, sales commissions and business development expenses related to managing and growing our business. Prior to the Separation, most of these activities were provided to us by KPMG LLP. Our historical financial statements reflect costs determined on a basis consistent with the original outsourcing agreement entered into at the time of the Separation. The Company and KPMG LLP entered into a transition services agreement effective February 8, 2001, whereby we no longer receive and do not incur the cost of services related to the coordination and management of a multidisciplinary professional services organization, as such services are not required for us to operate our business as an independent company. For fiscal 2000, these costs included allocations for international and U.S. partnership level management structure in the amount of $36.4 million, international and firmwide partnership meetings in the amount of $3.2 million and support of the KPMG Foundation, a charitable organization, in the amount of $2.2 million.

  Special Payment to Managing Directors

   The terms of our Separation from KPMG LLP provided that, for the period from January 31, 2000 through June 30, 2000, during which period none of our outstanding common stock was held by outside investors, the profits of KPMG LLP and our Company were to be allocated among the partners of KPMG LLP and our managing directors on a basis as if the entities had been combined through June 30, 2000. Subsequent to June 30, 2000, there has been no further sharing of profits by KPMG LLP and our Company based on the combined profitability of the two firms. Under this arrangement, the payments to be made to our managing directors who were formerly partners in KPMG LLP were paid by our Company. The amount attributed to the five-month period ended June 30, 2000 was $34.5 million and is reflected as an expense in our consolidated statement of operations.

  Interest Expense

   Through June 30, 2000 interest expense was allocated to us by KPMG LLP based on outstanding accounts receivable and unbilled revenues. Effective July 1, 2000, we no longer are allocated interest by KPMG LLP. Interest expense is also incurred in connection with debt financing agreements entered into by our Company.

  Equity in Losses of Affiliate and Loss on Redemption of Equity Interest in Affiliate

   Equity in losses of affiliate and loss on redemption of equity interest in affiliate related to Qwest Cyber.Solutions LLC ("QCS"), which was established in June 1999 as a joint venture with Qwest Communications International Inc. to provide comprehensive Internet-based application service provider, application hosting and application management services. QCS incurred cumulative losses in excess of $65 million from its inception to December 27, 2000 and periodically required additional capital to fund its operations and acquire equipment to support the expansion of its business. We decided not to make any additional capital contributions to QCS and on December 27, 2000, QCS redeemed our 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, our investment in QCS of $63.3 million ($58.5 million on an after tax basis), was written off through a noncash charge to earnings in December 2000.

  Provision for Income Taxes

   As part of a limited liability partnership, through January 31, 2000, we had no history of paying corporate income taxes. Thereafter, we are operating in corporate form and are subject to income taxes. Due to our high level of non-deductible travel-related and amortization expenses, and unusable foreign tax losses and credits, our effective tax rate is impacted to a significant extent by our level of earnings. If our earnings grow and non-deductible expenses grow at a slower rate or decrease, our effective tax rate will decrease in the future.

  Conversion Discount on Series A Preferred Stock

   On January 31, 2000, Cisco Systems, Inc ("Cisco") purchased 5 million shares of our Series A Preferred Stock for $1.05 billion. On September 15, 2000, Cisco and KPMG LLP agreed that immediately prior to the closing of our initial public offering, KPMG LLP would purchase 2.5 million shares of Series A Preferred Stock from Cisco for $525 million. Our agreement with Cisco required us to repurchase that number of shares of our Series A Preferred Stock that would result in Cisco owning 9.9% of our common stock following the conversion and the initial public offering. At the initial public offering price of $18.00 there was a 20%, or $262.5 million conversion discount, such that the Series A Preferred Stock would convert into our common stock at $14.40 per share for an equivalent of 72.9 million shares. On November 29, 2000, KPMG LLP agreed to convert all of the Series A Preferred Stock it agreed to acquire from Cisco at the initial public offering price without any conversion discount. Thus, the net amount of the beneficial conversion feature (after deducting the amount of the conversion discount foregone by KPMG LLP) was $131.25 million. The intrinsic value (i.e., the "beneficial conversion feature") ascribable to the Series A Preferred Stock as a result of the discounted conversion price was reflected as a preferred dividend and a reduction of net income available to common stockholders as of the date of the initial public offering.

Results of Operations Overview

   Prior to our Separation and incorporation, we believe that our income before partner distributions and benefits was the best measure for assessing our historical financial performance. Through January 31, 2000, we operated as part of a partnership, and payments to our consulting partners were accounted for as distributions of partners' capital rather than as compensation expense. As a result, through January 31, 2000, our historical professional compensation expense does not reflect the professional compensation costs we incurred for partners, including payments for services rendered or benefits paid. These consulting partners resigned from KPMG LLP as of January 31, 2000 and became our managing directors. For all periods after the Separation transaction, payments to our managing directors are included in professional compensation. In addition, as a partnership, we were not subject to federal or state income taxes, as such taxes were the responsibility of the individual partners. For all periods after the Separation transaction, we are subject to, and include a provision for income taxes in our consolidated statements of operations.

   The following table sets forth certain financial information on a historical basis for the year ended June 30, 2001 and pro forma basis for the year ended June 30, 2000. The adjustments made to fiscal 2000 historical results and reflected in the pro forma columns include adjustments to managing directors' compensation, income taxes, and other items as described in the accompanying notes to the pro forma consolidated statements of operations, as if the Separation transaction had occurred on July 1, 1999.

Historical Year Ended June 30, 2001 Compared to Pro Forma Year Ended June 30,
2000
(in thousands, except share and per share amounts)

                                                            Fiscal 2000
                                    -----------------------------------------------------------
                                       Historical     Historical
                                        Combined     Consolidated                    Pro Forma    Historical
                                      Seven Months    Five Months                  Consolidated  Consolidated
                                         Ended           Ended       Pro Forma      Year Ended    Year Ended
                                    January 31, 2000 June 30, 2000 Adjustments(a)  June 30, 2000 June 30, 2001
                                    ---------------- ------------- --------------  ------------- -------------
Revenues...........................    $1,264,818     $ 1,105,166     $     --      $ 2,369,984  $  2,855,824
Professional compensation..........       436,214         443,781      103,992 (1)      972,480     1,026,470
                                                                         3,874 (2)
                                                                       (15,381)(3)
Other direct contract expenses.....       263,106         259,801           --          522,907       751,951
Amortization of goodwill and other
  intangible assets................         8,957           8,575           --           17,532        31,474
Impairment charge..................            --           8,000           --            8,000         7,827
Other costs of service.............       203,821         119,653       (1,847)(3)      321,627       365,381
                                       ----------     -----------     --------      -----------  ------------
Gross margin.......................       352,720         265,356      (90,638)         527,438       672,721
Selling, general and administrative
  expenses.........................       220,743         192,920      (41,810)(4)      371,853       451,792
Special payment to managing
  directors........................            --          34,520      (34,520)(5)           --            --
                                       ----------     -----------     --------      -----------  ------------
Operating income (loss)............       131,977          37,916      (14,308)         155,585       220,929
Interest expense...................       (27,339)        (16,306)          --          (43,645)      (17,175)
Interest income....................            --           6,178           --            6,178         2,386
Gain on sale of assets.............            --              --           --               --         6,867
Equity in losses of affiliate......       (14,374)        (15,812)          --          (30,186)      (76,019)
Minority interests.................            28            (439)          --             (411)         (140)
                                       ----------     -----------     --------      -----------  ------------
Income before partner distributions
  and benefits.....................    $   90,292
                                       ==========
Income (loss) before taxes.........                        11,537      (14,308)          87,521       136,848
Income tax expense.................                        29,339       31,926 (6)       61,265       101,897
                                                      -----------     --------      -----------  ------------
Net income (loss)..................                       (17,802)     (46,234)          26,256        34,951
Dividend on Series A Preferred
  Stock............................                       (25,992)          --          (25,992)      (31,672)
Preferred stock conversion discount                            --           --               --      (131,250)
                                                      -----------     --------      -----------  ------------
Net income (loss) applicable to
  common stockholders..............                   $   (43,794)    $(46,234)     $       264  $   (127,971)
                                                      ===========     ========      ===========  ============
Net income (loss) applicable to
  common stockholders per share--
  basic and diluted................                   $     (0.58)                  $        --  $      (1.19)
                                                      ===========                   ===========  ============
Weighted average shares--basic and
  diluted..........................                    75,843,000           (7)      75,688,801   107,884,143
                                                      ===========                   ===========  ============

--------
(a)For a complete description of the pro forma adjustments refer to page 18.

   Revenues. Revenues increased $485.8 million, or 20.5%, from $2.4 billion for the year ended June 30, 2000 to $2.9 billion for the year ended June 30, 2001. This overall increase is primarily attributable to an 8.9% increase in U.S. client service hours billed due to growth in several of our operating segments, including public services (which increased 13%), high tech (which increased 52%) and communications and content (which increased 55%), as well as continued growth from recently acquired international operations. This growth was partially due to joint marketing relationships with our alliance partners, growth in our next generation operations support systems / business support systems offerings, business-to-business Internet-related services, and growth from our key accounts. In addition, international revenue grew to $238.6 million due to acquisitions and organic growth within these operations.

   Gross Margin. Gross margin as a percentage of revenues was 23.6% for the year ended June 30, 2001, which reflects a 1.3% increase over a gross margin of 22.3% (on a pro forma basis) for the year ended June 30, 2000. Pro forma adjustments were made to fiscal 2000 amounts (i) to include partner compensation and benefit costs that we would have incurred for our managing directors under the terms of the new compensation plan which we adopted and implemented effective July 1, 2000, had the new plan been in place during the historical period, (ii) to include partner vacation costs, and (iii) to eliminate the cost of the employee pension plan following our Separation from KPMG LLP on January 31, 2000, since our employees no longer participated in the KPMG LLP defined benefit pension plan.

   The 1.3% increase in gross margin was due to the following factors:

    . Changes in our managing director compensation plan, whereby guaranteed base compensation levels were decreased for most individuals, and the percentage of total compensation that varies based upon individual and company performance increased.

    . Costs attributable to the support and maintenance of our professional staff (such as occupancy, training, recruiting and professional support personnel costs) increased at a slower rate than the overall growth in the business.

    . In fiscal 2000, we recorded one-time noncash charges relating to compensatory common stock issuances and settlement of pension obligations to certain managing directors. No such charges were recorded in fiscal 2001.

    . These factors that contributed to the net increase in the gross margin percentage were partially offset by increases in costs directly attributable to client engagements (including costs of subcontractors, travel and lodging, and computer hardware and software). In particular, due to economic uncertainty during the second half of fiscal 2001, we increased the use of subcontractors to service client engagements while limiting our hiring of new employees.

   In dollar terms, gross margin increased by $145.3 million, or 27.5%, from $527.4 million (on a pro forma basis) for the year ended June 30, 2000 to $672.7 million for the year ended June 30, 2001.

   The increase in dollar terms was due to the $485.8 million increase in revenues described above, partially offset by cost increases due to the following:

    . A net increase in professional compensation of $54.0 million, or 5.6%, from $972.5 million (on a pro forma basis) to $1,026.5 million, primarily due to a $40.7 million increase in professional staff compensation and benefits due to higher wages and benefits for new and existing staff and an increase of $12.6 million in accruals for incentive compensation. In addition, in April 2001, the Company recorded a $20.0 million charge for severance and termination benefits related to a reduction in workforce. The reduction in workforce affected approximately 575 employees and was the result of aligning the Company's workforce with market demand for certain types of services. These increases were partially offset by a one-time charge of $19.4 million recorded in fiscal 2000 relating to compensatory common stock issuances and settlement of pension obligations to certain managing directors.

    . An increase in other direct contract expenses of $229.0 million, or 43.8%, from $522.9 million to $752.0 million, due to increased use of subcontractors and higher travel and lodging expenses incurred by our professional staff to travel to client sites. These costs increased due to the overall growth in our business and our increased use of subcontractors to enable us to service our client engagements while limiting our hiring of new employees during the economic uncertainty of the second half of fiscal 2001.

    . An increase in amortization of goodwill and other intangible assets of $13.9 million, or 79.5%, from $17.5 million to $31.5 million, primarily due to recently completed acquisitions.

    . An increase in other costs of service of $43.8 million, or 13.6%, from $321.6 million (on a pro forma basis) to $365.4 million due to overall growth in the business and a $32.4 million increase in provisions for doubtful accounts due to losses incurred and increased reserves during this recent period of economic uncertainty.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $451.8 million for the year ended June 30, 2001. This reflects an increase of $79.9 million, or 21.5%, from $371.9 million (on a pro forma basis) for the year ended June 30, 2000. The increase in selling, general and administrative expenses was primarily due to an increase of $29.7 million related to new business development costs as a result of higher levels of commissions earned on a higher revenue base and additional sales personnel, as well as higher marketing costs. In addition, there was an increase of $30.0 million due to the acquisition of several international consulting businesses and an increase of $20.2 million of allocated and direct costs incurred to support growth in the business primarily relating to office space, support and operation services, and increased staffing.

   Interest Expense. Interest expense decreased $26.5 million, or 60.6%, from $43.6 million to $17.2 million for the years ended June 30, 2000 and 2001, respectively. This decrease was due to decreased outstanding borrowings under our credit facility for the year ended June 30, 2001 resulting from the use of proceeds from our initial public offering and improvements made in our management of client billings and collections, as evidenced by the reduction in our days sales outstanding, on an operating basis, from 82 at June 30, 2000 to 68 at June 30, 2001. Included in interest expense for the year ended June 30, 2001 is $1.7 million representing a one-time noncash charge for a beneficial conversion feature (discount) of certain acquisition obligations that converted to common stock soon after the completion of our initial public offering. Interest expense for the year ended June 30, 2000 consisted primarily of interest incurred by KPMG LLP and allocated to the Company.

   Interest Income. Interest income decreased $3.8 million, or 61.4%, from $6.2 million to $2.4 million for the year ended June 30, 2000 and 2001, respectively. Interest income decreased as the proceeds from the issuance of our Series A Preferred Stock on January 31, 2000 were used to fund working capital requirements.

   Gain on Sale of Assets. During fiscal 2001, the Company sold two small Canadian practices: Career Consulting and KPMG-Versa Systems Inc., a software development firm. The Company recognized $6.9 million in pre-tax gains on the sale of these two businesses. These non-strategic business units generated approximately $10 million of annual revenue and operated on a breakeven level.

   Equity in Losses of Affiliate and Loss on Redemption of Equity Interest in Affiliate. Equity in losses of affiliate and loss on redemption of equity interest in affiliate, which related to our equity investment in QCS, increased $45.8 million from $30.2 million to $76.0 million. On December 27, 2000, QCS redeemed the Company's 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, the Company's investment in QCS of $63.3 million ($58.5 million on an after tax basis), was written off through a noncash charge to earnings in December 2000. (See Note 5 of the Combined/Consolidated Financial Statements.)

   Income Tax Expense. For the year ended June 30, 2001, the Company earned income before taxes of $136.8 million and provided for income taxes of $101.9 million, resulting in an effective tax rate of 74.5%. The tax rate was significantly impacted by nondeductible losses associated with certain international operations and with redemption of our investment in QCS.

   Net Income (Loss). Net income increased by $8.7 million, from $26.3 million (on a pro forma basis) for the year ended June 30, 2000, to $35.0 million for the year ended June 30, 2001. Improved profitability reflects favorable impacts from growth in our business coupled with favorable changes in our cost structure, as discussed previously, partially offset by our higher equity in losses of an affiliate and our loss on redemption of an equity interest in an affiliate (which ceased in December 2000).

   Preferred Stock Dividends. Series A Preferred Stock dividends totaling $31.7 million were recognized in fiscal 2001 compared to $26.0 million in fiscal 2000. After December 31, 2000, we were no longer required to pay dividends on our Series A Preferred Stock because it was redeemed and converted into common stock in connection with our initial public offering.

   Preferred Stock Conversion Discount, Net. Our Series A Preferred Stock, issued to Cisco in January 2000, contained a beneficial conversion feature whereby the preferred stock could convert into common stock at a rate of between 75% and 80% of the initial public offering price. Based upon the initial public offering price of $18 per share, this discount equated to $262.5 million. In September 2000, KPMG LLP agreed to repurchase from Cisco one-half of the Series A Preferred Stock. In November 2000, KPMG LLP agreed to convert its Series A Preferred Stock without any conversion discount. Thus, the net amount of the beneficial conversion feature (after deducting the amount of the conversion discount foregone by KPMG LLP) was $131.25 million.

   Net Loss Applicable to Common Stockholders. After deducting the aforementioned dividends and conversion discount on our Series A Preferred Stock, net loss applicable to common stockholders for the year ended June 30, 2001, was $128.0 million or $1.19 per share. As indicated above, the entire net loss arose from the noncash charge of $131.25 million relating to the conversion of the Series A Preferred Stock referred to above. For the comparable period of the prior year, net income applicable to common stockholders was $264,000, which was considerably less than $.01 per share (on a pro forma basis). The per share amounts of the losses were further affected by the increase in the number of common shares outstanding by 82 million (32 million on an average basis) as a result of our initial public offering on February 8, 2001.

           NOTES TO PRO FORMA FINANCIAL INFORMATION FOR FISCAL 2000

   For purposes of preparing the accompanying fiscal 2000 pro forma financial information, we have assumed that the Company's Separation from KPMG LLP, converting the legal form of our business from a partnership to a corporation, was completed on July 1, 1999, and have made the following adjustments to the historical combined/consolidated condensed financial statements. The pro forma financial information for fiscal 2000 does not assume the completion of our initial public offering, which closed on February 13, 2001. These notes should be read in conjunction with our combined/consolidated financial statements and notes thereto, included in this Form 10-K.

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

      (4) KPMG LLP historically allocated costs incurred in the coordination and management of a multidisciplinary professional services organization to each of its functional business units. For the period from January 31, 2000 until June 30, 2000, we received these services pursuant to the original outsourcing agreement. Certain services provided to us pursuant to the original outsourcing agreement prior to July 1, 2000 were not necessary for us to operate our business as an independent company since they were duplicative or were performed by us internally. Consequently, these services were no longer charged to us effective as of July 1, 2000. These costs primarily relate to executive management costs that were allocated to us by KPMG LLP. Because we have historically had a full executive management team responsible for the consulting business of KPMG LLP, these allocated costs are no longer incurred. The costs related to our executive management are reflected in our historical financial statements for non-partner costs and are included in pro forma adjustment (1) for managing directors. Additionally, we no longer are a member of KPMG International since the initial public offering. KPMG International costs previously allocated to us by KPMG LLP were for executive management costs and headquarter support costs for KPMG International. KPMG International's management was duplicative of our executive management costs. We will not incur these costs incrementally since we will operate in corporate form and our existing executive management team will oversee our international operations.

      The pro forma effect of the elimination of those costs for the year ended June 30, 2000 pursuant to the transition services agreement is as follows (in thousands):

                                                               Year Ended
                                                              June 30, 2000
                                                              -------------
International and U.S. partnership level management structure    $36,373
International and firmwide partnership meetings..............      3,202
Support of the KPMG Foundation...............................      2,235
                                                                 -------
   Total.....................................................    $41,810
                                                                 =======

      (5) Reflects an adjustment to eliminate the special payment to managing directors. The special payment represents a payment to our managing directors that was determined based on an allocation of the profits of KPMG LLP and our Company among the partners of KPMG LLP and our managing directors, as if the entities had been combined through June 30, 2000. The amounts paid by us to our managing directors in excess of the compensation they earned as managing directors of our Company represents the amount classified as a special payment in our statement of operations. Absent this arrangement with KPMG LLP, our managing directors would not have received this additional payment.

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

      (7) Pro forma weighted average shares outstanding for the year ended June 30, 2000--basic and diluted, are calculated based on:

                                                                      Assumed
                                                                    Outstanding   Shares
Common Stock Issuances                                                 From     Outstanding
----------------------                                              ----------- -----------
Separation transaction.............................................    7/1/99   75,563,773
Stock awards, net of forfeitures...................................   1/31/00       13,502
Stock awards, net of forfeitures...................................   2/16/00      297,324
Acquisition of the consulting business of the New Zealand member of
  KPMG International...............................................   6/26/00        6,243

Five Months Ended June 30, 1999 Compared to Five Months Ended June 30, 2000 (in thousands, except per share amounts)

                                                                         Historical    Historical
                                                                          Combined    Consolidated
                                                                         Five Months   Five Months
                                                                            Ended         Ended
                                                                        June 30, 1999 June 30, 2000
                                                                        ------------- -------------
Revenues...............................................................   $882,657     $1,105,166
Professional compensation..............................................    325,563        443,781
Other direct contract expenses.........................................    181,567        259,801
Amortization of goodwill and other intangible assets...................      3,174          8,575
Impairment charge......................................................         --          8,000
Other costs of service.................................................    123,671        119,653
                                                                          --------     ----------
Gross margin...........................................................    248,682        265,356
Selling, general and administrative expenses...........................    161,412        192,920
Special payment to managing directors..................................         --         34,520
                                                                          --------     ----------
Operating income.......................................................     87,270         37,916
Interest expense.......................................................     (7,879)       (16,306)
Interest income........................................................         --          6,178
Equity in losses of affiliate..........................................       (622)       (15,812)
Minority interests.....................................................        (46)          (439)
                                                                          --------     ----------
Income before partner distributions and benefits.......................   $ 78,723
                                                                          ========
Income before taxes....................................................                    11,537
Income tax expense.....................................................                    29,339
                                                                                       ----------
Net loss...............................................................                   (17,802)
Dividend on Series A Preferred Stock...................................                   (25,992)
Net loss applicable to common stockholders.............................                $  (43,794)
                                                                                       ==========
Net loss applicable to common stockholders per share--basic and diluted                $    (0.58)
                                                                                       ==========

   Revenues. Revenues increased $222.5 million, or 25.2%, from $882.7 million for the five months ended June 30, 1999 to $1.1 billion for the five months ended June 30, 2000. The increase is attributable to the addition of approximately 335 new clients, combined with a 12.4% increase in total client service hours billed, and $49.3 million of revenue generated by recently-acquired international consulting businesses. Revenues grew at a slower rate in fiscal 2000 than in fiscal 1999 due to the conclusion of Year 2000 related systems remediation projects and the subsequent delay by many of our clients in starting new technology initiatives.

   The impact of the decreased demand for Year 2000 related systems integration projects particularly impacted the financial services and consumer and industrial markets segments where we experienced declines in revenues. Many of our clients in these segments postponed purchases of technology consulting services in order to assess the effectiveness of their Year 2000 related systems upgrades and evaluate the potential of Internet-based business approaches. The negative impacts were partially offset by strong growth in the public services segment due to increased government spending, the high tech segment due to increased spending on Internet services, and the communications and content segment due to favorable results of our joint marketing relationships with Cisco and Oracle, our new operations support systems/business support systems offerings and increased spending by the telecommunications sector; and our recently-acquired international consulting businesses.

   Gross Margin. Gross margin as a percentage of revenues decreased from 28.2% to 24.0% from the five months ended June 30, 1999 to the five months ended June 30, 2000 as a result of the following factors:

    . beginning February 1, 2000, we have included payments for services rendered by our managing directors who were formerly consulting partners of KPMG LLP in professional compensation;

    . our investment in training our professionals in the Internet skills required;

    . our investment in the development of new Internet-related service offerings;

    . costs of approximately $6.2 million associated with a reduction in workforce involving approximately 350 people that occurred in March 2000. This action was taken to realign our workforce and reduce non-Internet trained personnel, consistent with our focus on e-business and Internet related services. The reduction in workforce impacted all levels of U.S. professional personnel, including managing directors, and represented less than 5% of our workforce;

    . an impairment charge of $8.0 million associated with goodwill relating to an acquired entity in the business of reselling enterprise resource planning software and related implementation services, and a software licensing agreement, that occurred in March 2000; and

    . increased amortization of goodwill and other intangible assets due to recent acquisitions.

   In dollar terms, gross margin increased by $16.7 million, or 6.7%, from $248.7 million for the five months ended June 30, 1999 to $265.4 million for the five months ended June 30, 2000, primarily due to an increase in revenues of $222.5 million offset by the following factors:

    . an increase in professional compensation of $118.2 million, or 36.3%, from $325.6 million to $443.8 million attributable to $120.0 million in managing directors compensation for the five months ended June 30, 2000 (including a one-time noncash charge of $17.2 million related to compensatory common stock issuances to certain managing directors); $11.5 million attributable to higher wages paid to staff, and $6.2 million in costs associated with a reduction in workforce. These increases were partially offset by cost savings from the elimination of an employees' defined benefit pension plan ($6.1 million) and a reduction in employee incentive compensation due to creation of an employee stock option plan ($13.4 million);

    . an increase in other direct contract expenses of $78.2 million, or 43.1%, from $181.6 million to $259.8 million attributable to higher travel and lodging expenses for our client service personnel to travel to client locations and other disbursements connected with specific client engagements, including the cost of subcontractors to supplement our own resources;

    . an $8.0 million impairment charge associated with goodwill and a software licensing agreement; and

    . a net increase of $1.4 million of expenses resulting from additional amortization primarily relating to recently completed acquisitions ($5.4 million) offset by a reduction in other costs of service ($4.0 million).

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $31.5 million, or 19.5%, from $161.4 million to $192.9 million, primarily due to:

    . an increase of $31.3 million relating to new business development costs, which includes an increase in our professional sales force from 139 sales professionals at June 30, 1999 to 189 sales professionals at June 30, 2000;

    . an increase of $8.2 million relating to allocated costs to support activities of KPMG International management;

    . a decrease of $15.9 million in allocated infrastructure costs relating to consulting methodologies, marketing and communications as the Company began developing its own programs; and

    . an increase of $7.9 million in expenses resulting from a variety of factors, none of which individually is significant in relation to total selling, general and administrative expenses for the periods, including information systems and other support services.

   Interest Income. Interest income was $6.2 million for the five months ended June 30, 2000. Interest was earned primarily on an investment of a portion of the proceeds from the issuance of our Series A Preferred Stock on January 31, 2000.

   Interest Expense. Interest expense increased $8.4 million, or 107%, from $7.9 million to $16.3 million, primarily due to interest on outstanding borrowings on our new credit facility and an increase in interest expense allocated to us by KPMG LLP due to an increase in our accounts receivable and unbilled revenues.

   Equity in Losses of Affiliate. Equity in losses of affiliate, associated with our equity investment in QCS, increased $15.2 million from $0.6 million to $15.8 million as a result of our $11.7 million share of the net losses incurred by this joint venture as well as $4.1 million of amortization of the excess of the cost basis of our investment in QCS over our proportionate share of QCS's net assets.

   Income Tax Expense. On February 1, 2000, following the Separation transaction, our Company began operating in corporate form and became a taxable entity. For the five months ended June 30, 2000, our Company earned income before taxes of $11.5 million and recognized a tax provision of $29.3 million (representing an effective tax rate of 254.3%). The effective tax rate reflects a high level of non-deductible travel related and goodwill amortization expense, tax losses incurred by certain subsidiaries that are not currently available to offset consolidated taxable income and a taxable gain on common stock awarded to employees of the Barents Group, a subsidiary of our Company, which has since merged into our operating subsidiary.

   Net Income (Loss). The net loss for the five months ended June 30, 2000 of $17.8 million was significantly impacted by the following four items:

    . $17.2 million in noncash charges related to compensatory common stock issuances;

    .  $34.5 million special payment to managing directors;

    .  $8.0 million impairment charge described above; and

    .  our effective income tax rate of 254.3% for the period.

   Preferred Stock Dividend. Our Series A Preferred Stock carried a 6% annual dividend, payable quarterly. Dividends totalling $26.0 million were recognized in the five month period since January 31, 2000, the date of issuance.

   Net Income (Loss) Attributable to Common Stockholders. After deducting our preferred stock dividend, the net loss attributable to common stockholders was $43.8 million or $0.58 per share.

Seven Months Ended January 31, 1999 Compared to Seven Months Ended January 31, 2000

                                                        Historical       Historical
                                                         Combined         Combined
                                                       Seven Months     Seven Months
                                                          Ended            Ended
                                                     January 31, 1999 January 31, 2000
                                                     ---------------- ----------------
                                                       (unaudited)
                                                              (in thousands)
Revenues............................................    $1,098,879       $1,264,818
Professional compensation *.........................       418,887          436,214
Other direct contract expenses......................       192,524          263,106
Amortization of goodwill and other intangible assets         3,398            8,957
Other costs of service *............................       153,203          203,821
                                                        ----------       ----------
Gross margin *......................................       330,867          352,720
Selling, general and administrative expense.........       163,864          220,743
                                                        ----------       ----------
Operating income *..................................       167,003          131,977
Interest expense....................................       (17,278)         (27,339)
Equity in losses of affiliate.......................            --          (14,374)
Minority interests..................................           (65)              28
                                                        ----------       ----------
Income before partner distributions and benefits *..    $  149,660       $   90,292
                                                        ==========       ==========

--------
*  Excludes payments for partner distributions and benefits.

   Revenues. Revenues increased $166 million, or 15.1%, from $1.1 billion in the first seven months of 1999 to $1.3 billion in the first seven months of 2000, primarily attributable to an increase of approximately 410 new clients, combined with a 4.6% increase in total client service hours. Revenues grew at a slower rate in fiscal 2000 than in fiscal 1999 due to decreased demand for our services as a result of the conclusion of Year 2000 related systems remediation projects beginning in June of 1999.

   Strong revenue growth was experienced by our public services, high tech and communications and content segments. In the public services segment, revenue growth was due to increased federal and state spending. In the high tech segment, revenue increases reflected increased spending on Internet services. Communications and content revenue gains were due to opportunities generated by our joint market relationships and the introduction of our new operations and business support systems service offerings. In addition, our financial services segment revenue growth was largely due to the services provided to support increased mergers and acquisition activities. Offsetting this revenue growth were declines incurred by the consumer and industrial markets and health care segments. These revenue declines reflected decreased demand for Year 2000 implementations and reduced spending by health care companies due to decreased reimbursements from managed care organizations.

   Gross Margin. Gross margin as a percentage of revenues decreased from 30.1% to 27.9% as a result of our investment in training our professionals in the Internet skills required to meet the changing demands of our clients, and our investment in the development of new products to meet the demands of the Internet economy. In dollar terms, gross margin increased $21.9 million, or 6.6%, from $330.9 million in the first seven months of 1999 to $352.7 million in the first seven months of 2000. The increase in dollar terms was due to the increase in revenues described above offset by:

    . an increase in other direct contract expenses of $70.6 million, or 36.7%, from $192.5 million in the first seven months of 1999 to $263.1 million in the first seven months of fiscal 2000, attributable to higher travel and lodging expenses primarily due to increases in transportation costs and in the number of our consultants traveling to serve new and existing clients, and other disbursements connected with specific client engagements, including the cost of subcontractors to supplement our own resources;

    . an increase in other costs of service due to compensation to existing and newly-hired support staff of $25.8 million;

    . an increase in professional compensation of $17.3 million, or 4.1%, from $418.9 million in the first seven months of 1999 to $436.2 million in the first seven months of fiscal 2000, attributable to higher wages paid to existing staff and the net addition of 300 professionals, offset in part by lower incentive compensation expense as a result of slower growth;

    . an increase of $5.6 million of amortization of goodwill and other intangible assets, due to our recent acquisitions;

    . an increase of $9.2 million of occupancy expenses resulting from additional space requirements to support a larger employee base; and

    . an increase of $15.5 million in expenses resulting from a variety of factors, none of which individually is significant in relation to gross margin for the periods, including increased costs associated with internal meetings, employee relocation costs, legal costs and bad debt expense.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $56.8 million, or 34.7%, from $163.9 million in the first seven months of 1999 to $220.7 million in the first seven months of 2000 primarily due to:

    . an increase of $30.9 million relating to new business development costs, which included an increase in our professional sales force from 128 sales professionals at January 31, 1999 to 180 sales professionals at January 31, 2000;

    . an increase of $16.2 million in information systems operating costs, due primarily to increased telecommunications expenses for higher numbers of personnel remotely accessing our systems; and

    . an increase of $9.7 million in expenses resulting from a variety of factors, none of which individually is significant in relation to total selling, general and administrative expenses for the periods, including international support costs, client services delivery, benefits, and support and operational services.

   Interest Expense. The allocation of interest expense increased $10.0 million, or 58.2%, from $17.3 million in the first seven months of 1999 to $27.3 million in the first seven months of 2000, primarily due to an increase in our accounts receivable and unbilled revenues.

   Equity in Losses of Affiliate. Equity in losses of affiliate, associated with our equity investment in QCS, reflects our $9.3 million share of the net losses incurred by this joint venture as well as $5.1 million of amortization of the excess of the cost basis of our investment in QCS over our proportionate share of QCS's net assets.

   Income before Partner Distributions and Benefits. Income before partner distributions and benefits decreased $59.4 million, or 39.7%, from $149.7 million in the first seven months of 1999 to $90.3 million in the first seven months of 2000 as a result of the factors discussed above.

Industry Results

   We provide consulting services through six industry groups. The tables below include financial information for each of these groups.

                                   Year     Seven Months Five Months    Year
                                  Ended        Ended        Ended      Ended
                                 June 30,   January 31,   June 30,    June 30,
                                   1999         2000       2000(1)    2001(1)
                                ----------  ------------ ----------- ----------
                                     (in thousands)          (in thousands)
Revenues:
Financial Services............. $  520,451   $  291,976  $  235,350  $  458,970
Consumer and Industrial Markets    406,826      200,637     154,404     339,423
Public Services................    554,714      398,435     314,610     804,759
High Tech......................    174,393      140,107     125,496     404,332
Communications and Content.....    175,514      157,839     179,768     524,767
Health Care....................    121,866       55,579      39,656      84,940
Corporate/Other (2)............     27,772       20,245      55,882     238,633
                                ----------   ----------  ----------  ----------
                                $1,981,536   $1,264,818  $1,105,166  $2,855,824
                                ==========   ==========  ==========  ==========
Revenues %:
Financial Services.............        26%          23%         21%         16%
Consumer and Industrial Markets        21%          16%         14%         12%
Public Services................        28%          32%         28%         28%
High Tech......................         9%          11%         11%         14%
Communications and Content.....         9%          12%         16%         19%
Health Care....................         6%           4%          4%          3%
Corporate/Other(2).............         1%           2%          6%          8%
                                ----------   ----------  ----------  ----------
                                      100%         100%        100%        100%
                                ==========   ==========  ==========  ==========
Operating Income (1):
Financial Services............. $  176,551   $   84,201  $   44,824  $   59,197
Consumer and Industrial Markets    122,788       51,693      26,190      78,214
Public Services................    123,812      122,857      58,632     231,899
High Tech......................     53,909       37,979      19,130     112,788
Communications and Content.....     47,693       29,794      29,215     127,405
Health Care....................     39,340       13,842       2,915      22,002
                                ----------   ----------  ----------  ----------
                                   564,093      340,366     180,906     631,505
Corporate/Other(2).............   (309,820)    (208,389)   (142,990)   (410,576)
                                ----------   ----------  ----------  ----------
                                $  254,273   $  131,977  $   37,916  $  220,929
                                ==========   ==========  ==========  ==========
Operating Income %:
Financial Services.............        31%          25%         25%          9%
Consumer and Industrial Markets        22%          15%         14%         12%
Public Services................        22%          36%         32%         37%
High Tech......................        10%          11%         11%         18%
Communications and Content.....         8%           9%         16%         20%
Health Care....................         7%           4%          2%          4%
                                ----------   ----------  ----------  ----------
                                      100%         100%        100%        100%
                                ----------   ----------  ----------  ----------
Corporate/Other(2).............       (55%)        (61%)       (79%)       (65%)
                                ==========   ==========  ==========  ==========

--------
(1)The periods ended June 30, 2000 and June 30, 2001 include managing directors' compensation and benefit expense. All other periods exclude payments for partner distributions and benefits.
(2)Corporate/Other revenues are primarily attributable to international operations for all periods. Corporate/other operating loss is principally due to infrastructure and shared services costs, as well as operating results of international operations.

Quarterly Summarized Financial Information

   The following table presents unaudited quarterly financial information for each of our last eight quarters on a historical basis. In management's opinion, the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present such information. As a professional services organization, we anticipate and respond to service demands from our clients. Accordingly, we have limited control over the timing and circumstances under which our services are provided. Typically, client service hours are adversely affected during the first half of our fiscal year due to the larger number of vacation days and holidays during this period. Therefore, we can experience variability in our operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period.

                               Three     Three      One       Two      Three      Three    Three     Three      Three
                              Months     Months    Month     Months    Months    Months    Months    Months     Months
                               Ended     Ended     Ended     Ended     Ended      Ended    Ended     Ended      Ended
                             Sept. 30,  Dec. 31,  Jan. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,   June 30,
                               1999       1999      2000      2000      2000      2000      2000      2001       2001
                             ---------  --------  --------  --------  --------  --------- --------  ---------  --------
                                     (in thousands)              (in thousands, except share and per share amounts)
Revenues.................... $ 525,146  $540,561  $199,111  $432,695  $672,471  $679,436  $702,604  $ 750,913  $722,871
Costs of service:
  Professional
   compensation*............   179,952   181,892    74,370   185,457   258,324   269,560   263,208    255,794   237,908
  Other direct contract
   expenses.................   100,258   119,335    43,513    94,180   165,621   149,972   196,589    200,478   204,912
  Amortization of
   goodwill and other
   intangible assets........     3,758     3,963     1,236     3,199     5,376     7,088     7,487      7,588     9,311
  Impairment charge.........        --        --        --     8,000        --        --        --         --     7,827
  Other costs of service....    78,157    93,769    31,895    55,012    64,641    82,965    90,533     89,722   102,161
                             ---------  --------  --------  --------  --------  --------  --------  ---------  --------
   Total costs of service*..   362,125   398,959   151,014   345,848   493,962   509,585   557,817    553,582   562,119
                             ---------  --------  --------  --------  --------  --------  --------  ---------  --------
Gross margin*...............   163,021   141,602    48,097    86,847   178,509   169,851   144,787    197,331   160,752
Selling, general and
 administrative
 expenses...................    88,372    96,885    35,486    85,739   107,181   108,894   104,071    115,107   123,720
Special payment to
 managing directors.........        --        --        --    25,000     9,520        --        --         --        --
                             ---------  --------  --------  --------  --------  --------  --------  ---------  --------
Operating income (loss)*....    74,649    44,717    12,611   (23,892)   61,808    60,957    40,716     82,224    37,032
Interest expense............    (9,435)  (12,665)   (5,239)   (4,199)  (12,107)   (4,980)   (5,981)    (4,571)   (1,643)
Interest income.............        --        --        --     2,385     3,793       361       421        888       716
Gain on sale of assets......        --        --        --        --        --        --        --         --     6,867
Equity in losses of
 affiliates.................    (5,963)   (5,563)   (2,848)   (6,135)   (9,677)  (12,690)  (63,330)      (337)      338
Minority interest...........        56        49       (77)     (174)     (265)       55        20       (372)      157
                             ---------  --------  --------  --------  --------  --------  --------  ---------  --------
Income before partner
 distributions and
 benefits*.................. $  59,307  $ 26,538  $  4,447
                             =========  ========  ========
Income (loss) before taxes..                                 (32,015)   43,552    43,703   (28,154)    77,832    43,467
Income tax expense
 (benefit)..................                                  (2,182)   31,521    23,170     9,417     48,296    21,014
                                                            --------  --------  --------  --------  ---------  --------
Net income (loss)...........                                 (29,833)   12,031    20,533   (37,571)    29,536    22,453
Dividend on Series A
 Preferred Stock............                                 (10,328)  (15,664)  (15,836)  (15,836)        --        --
Preferred stock conversion
 discount...................                                      --        --        --        --   (131,250)       --
                                                            --------  --------  --------  --------  ---------  --------
Net income (loss)
 applicable to
 common stockholders........                                $(40,161) $ (3,633) $  4,697  $(53,407) $(101,714) $ 22,453
                                                            ========  ========  ========  ========  =========  ========
Net income (loss) per basic
 and diluted share..........                                $  (0.53) $  (0.05) $   0.06  $  (0.70) $   (0.83) $   0.14
                                                            ========  ========  ========  ========  =========  ========
Stock Price
  High......................                                                                        $   23.48  $  19.19
  Low.......................                                                                        $   12.31  $  10.91

--------
* All periods subsequent to January 31, 2000 include managing directors' compensation and benefit expense. All other periods exclude payments for partner distributions and benefits.

Liquidity and Capital Resources

   Prior to the Separation we were included in KPMG LLP's centralized treasury function. Our cash receipts were automatically transferred to KPMG LLP and our disbursements were automatically funded by KPMG LLP. Upon Separation, we established our own bank accounts. Our primary financing need is the funding of our accounts receivable related to client billings and unbilled revenues. Accounts receivable have increased as our operations have grown.

   Interest on borrowings under the revolving credit facility and line of credit facility are determined, at the Company's option, based on the prime rate, the lender's indexed rate or the LIBOR rate plus a margin ranging from 0.625% to 1.50%. There are commitment fees ranging from 0.175% to 0.30% for the revolving credit and from 0.15% to 0.275% for the line of credit. Both commitment fees vary based on the Company's leverage ratio at quarter-end. The credit facilities agreement restricts the Company's ability to pay dividends, incur additional indebtedness and purchase capital equipment. The credit facilities agreement also requires the Company to maintain certain levels of fixed charge coverage and net worth, while limiting our leverage ratio to certain levels.

   The Company's cash and cash equivalents increased $18.9 million to $45.9 million at June 30, 2001 when compared with June 30, 2000. The increase in cash and cash equivalents was due to $82.8 million of cash provided by operating activities and $42.1 million of cash provided by financing activities, offset by $105.9 million of cash used in investing activities.

   Cash provided by operating activities during the year ended June 30, 2001 was $82.8 million, principally due to cash operating results of $161.6 million and a net decline in unbilled revenue from clients of $59.2 million, offset by distributions made to our managing directors relating to fiscal 2000 of $73.2 million, net growth in accounts receivable from clients of $51.9 million and a net decrease in liabilities of $13.0 million.

   Cash used in investing activities during the year ended June 30, 2001 was $105.9 million, principally due to $44.3 million of property and equipment purchases, $30.6 million of intangible asset purchases, $17.4 million of equity investments, and $13.6 million paid for businesses acquired.

   Cash provided by financing activities for the year ended June 30, 2001 was $42.1 million principally, due to the proceeds of $563.5 million from issuance of common stock, offset by the payment of $378.3 million to repurchase 1.4 million shares of Series A Preferred Stock, a $54.4 million net decrease in notes payable, $44.8 million in dividend payments and $42.0 million repayment of acquisition obligations (primarily relating to Softline).

   As a result of the redemption of our interest in QCS on December 27, 2000, we are no longer committed to make capital contributions to fund QCS' operations and its acquisition of equipment to support the expansion of its business.

   The Company believes that the cash provided from operations, borrowings available under the various credit facilities, and existing cash and cash equivalents should be sufficient to meet working capital and capital expenditure needs.

   At such dates that services provided by KPMG LLP under the transition services agreement terminate, we are obligated to pay to KPMG LLP any "termination costs" incurred as a result of KPMG LLP having made investments in systems, personnel and other assets that were used in KPMG LLP's shared infrastructure and national support capabilities. With respect to technology infrastructure costs, the transition services agreement expires on the fourth anniversary of the closing of our initial public offering. For all other infrastructure costs, the agreement expires on February 13, 2004. It is the intent of the parties that, during the term of the transition services agreement, we will work with KPMG LLP to minimize any termination costs arising at the end of the term of the agreement, and we will wind down our receipt of services from KPMG LLP by developing our own infrastructure and support capabilities or by engaging third party providers of such services. The parties have agreed that the transition of personnel from KPMG LLP to us would occur prior to the expiration of the agreement so that termination costs relating to personnel, if any, would not be assessed on or after the expiration of the agreement. We have further agreed to work together to wind down our receipt of services in a manner so that the termination costs payable by us upon the expiration of the agreement will be:

    . payments to KPMG LLP in an amount equal to the net book value of assets that were used by KPMG LLP in providing services to us under the transition services agreement and which could be used by us in a similar manner after the term of the transition services agreement; and

    . payments required under the existing terms of executory contracts with third parties for services provided to us by KPMG LLP under the transition services agreement and which can continue to be obtained by us after the term of the transition services agreement.

   Based on the information currently available, we anticipate paying KPMG LLP approximately $40 million to $60 million for capital assets that will be transferred to our Company at the end of the agreement and will continue to be used in our business. The amount represents unamortized costs of capital assets (such as software licenses, computer equipment and leasehold improvements) purchased and used by KPMG LLP in providing services to our Company under the transition services agreement.

Recently Issued Accounting Pronouncements

   In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

   SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that early adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time. During the first quarter of fiscal 2002, the Company expects to complete a transitional fair value-based impairment test and if the fair value is less than the recorded value at July 1, 2001, the Company will record an impairment loss in the quarter ending September 30, 2001, as a cumulative effect of a change in accounting principle.

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

   Our actual results may differ from the forward-looking statements for many reasons, including:

    .  the business decisions of our clients regarding the use of our services;

    .  the timing of projects and their termination;

    .  the availability of talented professionals to provide our services;

    .  the pace of technological change;

    .  the strength of our joint marketing relationships;

    .  continuing limitations following our Separation from KPMG LLP; and

    .  the actions of our competitors.

   In addition, these statements could be affected by general domestic and international economic and political conditions, including slowdowns in the economy, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents. For a more detailed discussion of certain of these factors, see Exhibit 99.1 to this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

   We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities. Our exposure to changes in interest rates arises primarily because our indebtedness under our bank credit facilities carries variable interest rates. Foreign currency exchange risk is not significant as foreign currency transactions have not been significant and are not concentrated in a single foreign currency.

   In connection with our borrowings and as a result of continual monitoring of interest rates, we may in the future enter into interest rate swap agreements for purposes of managing our borrowing costs.

Item 8. Financial Statements and Supplementary Data

                  MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

   The management of KPMG Consulting, Inc. is responsible for the preparation and fair presentation of the financial statements and other related financial information published in this Annual Report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and were necessarily based in part on reasonable estimates and judgments given due consideration to materiality.

   The management of the Company is also responsible for maintaining an effective system of internal accounting controls which is designed to provide reasonable assurance that assets are adequately safeguarded, that financial records accurately reflect all transactions and can be relied upon in all material respects in the preparation of financial statements.

   Grant Thornton LLP, independent certified public accountants, audits the financial statements of the Company in accordance with auditing standards generally accepted in the United States of America. The independent auditors' report expresses an informed judgment as to the fair presentation of the Company's reported operating results, financial position and cash flows. Their judgments are based on the results of auditing procedures and other tests that they deemed necessary, including their consideration of our internal accounting controls and the control environment.

   The Audit Committee is responsible to the Board of Directors for reviewing the financial controls, accounting and reporting practices and for recommending appointment of the independent auditors. The Audit Committee meets periodically with representatives of the independent auditors with and without the Company's management being present. Grant Thornton LLP has full and free access to the Audit Committee.


/s/ Randolph C Blazer
Randolph C. Blazer
Chairman of the Board, Chief Executive Officer and President

/s/ Robert C Lamb Jr
Robert C. Lamb, Jr.
Executive Vice President and Chief Financial Officer

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of KPMG Consulting, Inc.

   We have audited the accompanying consolidated balance sheets of KPMG Consulting, Inc. (successor to the consulting business of KPMG LLP) as of June 30, 2000 and 2001, and the related combined statements of income before partner distributions and benefits, changes in equity and cash flows for the year ended June 30, 1999 and the seven months ended January 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the five months ended June 30, 2000 and the year ended June 30, 2001. These financial statements are the responsibility of the management of KPMG Consulting, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KPMG Consulting, Inc. as of June 30, 2000 and 2001, and the combined income before partner distributions and benefits, changes in equity and cash flows for the year ended June 30, 1999 and the seven months ended January 31, 2000, and the consolidated results of operations, changes in stockholders' equity (deficit) and cash flows for the five months ended June 30, 2000 and the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
New York, New York
August 7, 2001

                             KPMG CONSULTING, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             June 30, 2000     June 30, 2001
                                                                             -------------     -------------
                                                                             (in thousands, except share and
                                                                                   per share amounts)
                                  ASSETS
Current assets:
   Cash and cash equivalents................................................  $   26,991         $  45,914
   Accounts receivable, net.................................................     318,182           377,476
   Unbilled revenues, net...................................................     238,128           180,355
   Other current assets.....................................................      84,299           101,014
                                                                              ----------         ---------
       Total current assets.................................................     667,600           704,759
Investment in affiliate.....................................................      66,075                --
Property and equipment, net of depreciation.................................      51,546            66,947
Goodwill, net of amortization...............................................      74,773           118,977
Other intangible assets, net of amortization................................      56,514            70,406
Other assets................................................................      35,130            38,546
                                                                              ----------         ---------
       Total assets.........................................................  $  951,638         $ 999,635
                                                                              ==========         =========
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of notes payable.........................................  $   24,924         $  11,594
   Acquisition obligations..................................................      82,200            15,000
   Accounts payable.........................................................      32,011            65,632
   Accrued payroll and related liabilities..................................     144,288           174,884
   Distribution payable to managing directors...............................      73,230                --
   Other current liabilities................................................     135,958            86,999
                                                                              ----------         ---------
       Total current liabilities............................................     492,611           354,109
Notes payable, less current portion.........................................      42,383             1,846
Other liabilities...........................................................      34,219            11,568
                                                                              ----------         ---------
       Total liabilities....................................................     569,213           367,523
Commitments and contingencies
Series A Mandatorily Redeemable Convertible Preferred Stock.................   1,050,000                --
Stockholders' equity (deficit):
   Preferred Stock, $.01 par value 10,000,000 shares authorized.............          --                --
   Common Stock, $.01 par value 1,000,000,000 shares authorized,
     76,827,853 shares issued on June 30, 2000 and 158,568,922 shares issued on June 30, 2001, including 999,006 shares reserved, 75,880,842 shares outstanding on June 30, 2000 and 157,569,916 shares outstanding
     on June 30, 2001.......................................................         759             1,576
   Additional paid-in capital (deficit).....................................    (643,415)          656,293
   Accumulated deficit......................................................     (17,802)          (14,523)
   Notes receivable from stockholders.......................................      (5,845)           (7,950)
   Accumulated other comprehensive loss.....................................      (1,272)           (3,284)
                                                                              ----------         ---------
       Total stockholders' equity (deficit).................................    (667,575)          632,112
                                                                              ----------         ---------
       Total liabilities and stockholders' equity (deficit).................  $  951,638         $ 999,635
                                                                              ==========         =========

  The accompanying notes are an integral part of these financial statements.

                             KPMG CONSULTING, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Five Months           Year
                                                                                        Ended             Ended
                                                                                       June 30,          June 30,
                                                                                         2000              2001
                                                                                     -----------       ------------
                                                                                     (in thousands, except share and
                                                                                           per share amounts)
Revenues............................................................................ $ 1,105,166      $  2,855,824
Costs of Service:
   Professional compensation........................................................     443,781         1,026,470
   Other direct contract expenses...................................................     259,801           751,951
   Amortization of goodwill and other intangible assets.............................       8,575            31,474
   Impairment charge................................................................       8,000             7,827
   Other costs of service...........................................................     119,653           365,381
                                                                                      -----------      ------------
       Total costs of service.......................................................     839,810         2,183,103
                                                                                      -----------      ------------
Gross Margin........................................................................     265,356           672,721
Selling, general and administrative expenses........................................     192,920           451,792
Special payment to managing directors...............................................      34,520                --
                                                                                      -----------      ------------
Operating income....................................................................      37,916           220,929
Interest expense....................................................................     (16,306)          (17,175)
Interest income.....................................................................       6,178             2,386
Gain on sale of assets..............................................................          --             6,867
Equity in losses of affiliate and loss on redemption of equity interest in affiliate     (15,812)          (76,019)
Minority interests..................................................................        (439)             (140)
                                                                                      -----------      ------------
Income before taxes.................................................................      11,537           136,848
Income tax expense..................................................................      29,339           101,897
                                                                                      -----------      ------------
Net income (loss)...................................................................     (17,802)           34,951
Dividend on Series A Preferred Stock................................................     (25,992)          (31,672)
Preferred stock conversion discount.................................................          --          (131,250)
                                                                                      -----------      ------------
Net loss applicable to common stockholders.......................................... $   (43,794)     $   (127,971)
                                                                                      ===========      ============
Loss per share:
   Net loss applicable to common stockholders--basic and diluted.................... $     (0.58)     $      (1.19)
                                                                                      ===========      ============
   Weighted average shares--basic and diluted.......................................  75,843,000       107,884,143
                                                                                      ===========      ============

   The accompanying notes are an integral part of these financial statements.

                             KPMG CONSULTING, INC.
              (Successor to the Consulting Business of KPMG LLP)

                         COMBINED STATEMENTS OF INCOME
                   BEFORE PARTNER DISTRIBUTIONS AND BENEFITS

                                                        Year Ended June 30, 1999
                                                  -----------------------------------
                                                  Seven Months Five Months             Seven Months
                                                     Ended        Ended                   Ended
                                                  January 31,   June 30,               January 31,
                                                      1999        1999       Total         2000
                                                  ------------ ----------- ----------  ------------
                                                  (unaudited)  (unaudited)
                                                                   (in thousands)
Revenues.........................................  $1,098,879   $882,657   $1,981,536   $1,264,818
Costs of Service:
   Professional compensation*....................     418,887    325,563      744,450      436,214
   Other direct contract expenses................     192,524    181,567      374,091      263,106
   Amortization of goodwill and other intangible
     assets......................................       3,398      3,174        6,572        8,957
   Other costs of service........................     153,203    123,671      276,874      203,821
                                                   ----------   --------   ----------   ----------
       Total costs of service*...................     768,012    633,975    1,401,987      912,098
                                                   ----------   --------   ----------   ----------
Gross Margin*....................................     330,867    248,682      579,549      352,720
Selling, general and administrative expenses.....     163,864    161,412      325,276      220,743
                                                   ----------   --------   ----------   ----------
Operating income*................................     167,003     87,270      254,273      131,977
Interest expense.................................     (17,278)    (7,879)     (25,157)     (27,339)
Equity in losses of affiliate....................          --       (622)        (622)     (14,374)
Minority interests...............................         (65)       (46)        (111)          28
                                                   ----------   --------   ----------   ----------
Income before partner distributions & benefits*..  $  149,660   $ 78,723   $  228,383   $   90,292
                                                   ==========   ========   ==========   ==========

--------
*  Excludes payments for partner distributions and benefits.


  The accompanying notes are an integral part of these financial statements.

                             KPMG CONSULTING, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                      Common Stock     Additional                Notes      Accumulated
                                   -------------------  Paid-in                Receivable      Other
                                    Number of           Capital   Accumulated     from     Comprehensive
                                     Shares     Amount (Deficit)    Deficit   Stockholders     Loss        Total
                                   -----------  ------ ---------- ----------- ------------ ------------- ---------
                                                         (in thousands, except share amounts)
Balance at January 31, 2000.......          --  $   -- $      --   $     --     $    --       $    --    $      --
Issuance of stock to KPMG LLP
 and the partners of KPMG LLP.....  75,563,773     756      (756)        --          --            --           --
Issuance of note to KPMG LLP......          --      --  (630,000)        --          --            --     (630,000)
Employee stock awards.............     310,826       3    17,247         --          --            --       17,250
Notes receivable from stockholders
 for income taxes on stock award..          --      --        --         --      (5,845)           --       (5,845)
Issuance of stock for acquisition.       6,243      --       347         --          --            --          347
Cash dividend on Series A
 Preferred Stock..................          --      --   (25,992)        --          --            --      (25,992)
Earnings of valuation services
 practice retained by
 KPMG LLP.........................          --      --    (4,261)        --          --            --       (4,261)
Comprehensive loss:
  Net loss........................          --      --        --    (17,802)         --            --      (17,802)
  Foreign currency translation
   adjustment, net of tax.........          --      --        --         --          --        (1,272)      (1,272)
                                                                                                         ---------
Total comprehensive loss..........                                                                         (19,074)
                                   -----------  ------ ---------   --------     -------       -------    ---------
Balance at June 30, 2000..........  75,880,842     759  (643,415)   (17,802)     (5,845)       (1,272)    (667,575)
                                   -----------  ------ ---------   --------     -------       -------    ---------
Cash dividend on Series A
 Preferred Stock..................          --      --        --    (31,672)         --            --      (31,672)
Issuance of stock in exchange for
 KPMG LLP's 0.5% interest in
 our operating subsidiary.........     433,487       4        (4)        --          --            --           --
Initial public offering proceeds,
  net of transaction costs........  34,243,615     342   563,150         --          --            --      563,492
Conversion of preferred stock to
  common stock....................  44,606,701     446   802,475         --          --            --      802,921
Preferred stock conversion
 discount.........................          --      --  (131,250)        --          --            --     (131,250)
Conversion of acquisition
 obligations......................   2,455,224      25    65,337         --          --            --       65,362
Shares retired....................     (49,953)     --        --         --          --            --           --
Notes receivable from
 stockholders including $517 in
 interest.........................          --      --        --         --      (2,105)           --       (2,105)
Comprehensive income:
  Net income......................          --      --        --     34,951          --            --       34,951
  Foreign currency translation
   adjustment, net of tax.........          --      --        --         --          --        (2,012)      (2,012)
                                                                                                         ---------
Total comprehensive income........                                                                          32,939
                                   -----------  ------ ---------   --------     -------       -------    ---------
Balance at June 30, 2001.......... 157,569,916  $1,576 $ 656,293   $(14,523)    $(7,950)      $(3,284)   $ 632,112
                                   ===========  ====== =========   ========     =======       =======    =========

  The accompanying notes are an integral part of these financial statements.

                             KPMG CONSULTING, INC.
              (Successor to the Consulting Business of KPMG LLP)

                   COMBINED STATEMENTS OF CHANGES IN EQUITY

                                                            Investment by
                                                             KPMG LLP in
                                                        KPMG Consulting, Inc.
                                                        ---------------------
                                                           (in thousands)
Balance at June 30, 1998...............................       $ 135,861
   Income before partner distributions and benefits....         228,383
   Additions (withdrawals) of capital, net.............        (180,025)
                                                              ---------
Balance at June 30, 1999...............................         184,219
   Income before partner distributions and benefits....          90,292
   Additions (withdrawals) of capital, net.............         107,854
   Transfer of net assets for common stock by KPMG LLP.        (382,365)
                                                              ---------
Balance at January 31, 2000............................       $      --
                                                              =========



  The accompanying notes are an integral part of these financial statements.

                             KPMG CONSULTING, INC.
              (Successor to the Consulting Business of KPMG LLP)

                COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Combined              Consolidated
                                                           ----------------------  ---------------------
                                                                      Seven Months Five Months   Year
                                                           Year Ended    Ended        Ended     Ended
                                                            June 30,  January 31,   June 30,   June 30,
                                                              1999        2000        2000       2001
                                                           ---------- ------------ ----------- ---------
                                                                           (in thousands)
Cash flows from operating activities:
   Income before partner distributions and benefits....... $ 228,383   $  90,292
   Net income (loss)......................................                          $ (17,802) $  34,951
   Adjustments to reconcile to net cash provided by
     (used in) operating activities:
       Deferred income taxes..............................      (151)     (1,074)      12,930    (13,213)
       Equity in losses of affiliate and loss on
         redemption of equity interest in affiliate.......       622      14,374       15,812     76,019
       Gain on sale of assets.............................        --          --           --     (6,867)
       Debt conversion discount...........................        --          --           --      1,698
       Stock awards.......................................        --          --       17,250         --
       Depreciation.......................................    19,567      13,447       12,074     29,548
       Amortization.......................................     6,572       8,957        8,575     31,474
       Impairment charge..................................        --          --        8,000      7,827
       Minority interests.................................       111         (28)         439        140
   Changes in assets and liabilities:
       Accounts receivable................................   (96,269)   (132,878)    (214,122)   (51,864)
       Unbilled revenues..................................    30,691     (57,598)    (204,365)    59,180
       Other current assets...............................      (270)    (19,409)     (14,636)    (1,190)
       Other assets.......................................    (6,710)     (3,842)     (15,480)     1,321
       Accrued payroll and related liabilities............    37,714     (39,264)      40,862     27,519
       Accounts payable and other current liabilities.....    22,102      56,917        8,001    (40,533)
       Distribution payable to managing directors.........        --          --       73,230    (73,230)
       Other liabilities..................................     4,180      (1,368)      (1,162)        --
                                                           ---------   ---------    ---------  ---------
          Net cash provided by (used in) operating
            activities:...................................   246,542     (71,474)    (270,394)    82,780
                                                           ---------   ---------    ---------  ---------
Cash flows from investing activities:
   Purchases of property and equipment....................   (23,901)    (16,367)     (18,220)   (44,309)
   Businesses acquired, net of cash acquired..............   (35,683)    (21,120)     (43,168)   (13,599)
   Purchases of other intangible assets...................   (13,657)     (3,031)     (29,379)   (30,579)
   Notes receivable.......................................        --          --       (7,020)        --
   Investment in affiliate................................        --          --           --     (9,945)
   Purchases of equity investments........................        --          --       (6,821)    (7,500)
                                                           ---------   ---------    ---------  ---------
          Net cash used in investing activities...........   (73,241)    (40,518)    (104,608)  (105,932)
                                                           ---------   ---------    ---------  ---------

  The accompanying notes are an integral part of these financial statements.

                             KPMG CONSULTING, INC.
              (Successor to the Consulting Business of KPMG LLP)

           COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS--Continued

                                                                 Combined              Consolidated
                                                          ----------------------  ---------------------
                                                            Year     Seven Months Five Months   Year
                                                           Ended        Ended        Ended     Ended
                                                          June 30,   January 31,   June 30,   June 30,
                                                            1999         2000        2000       2001
                                                          ---------  ------------ ----------- ---------
                                                                          (in thousands)
Cash flows from financing activities:
   Additions (withdrawals) of capital by KPMG LLP, net...  (180,025)    107,854           --         --
   Proceeds from issuance of common stock................        --          --           --    563,492
   Proceeds from issuance of Series A Preferred Stock....        --          --    1,050,000         --
   Repayment of notes payable to KPMG LLP................        --          --     (680,809)        --
   Proceeds from notes payable...........................    17,013      18,573      124,590        283
   Repayment of notes payable............................    (5,730)     (3,200)     (94,335)   (54,670)
   Repayment of acquisition obligations..................        --          --           --    (42,033)
   Repayment of Series A Preferred Stock.................        --          --           --   (378,329)
   Repurchase of minority interest in subsidiary.........        --          --           --     (1,914)
   Notes receivable from stockholders....................        --          --       (5,845)        --
   Dividends paid on Series A Preferred Stock............        --          --      (12,910)   (44,754)
   Business transfer from KPMG LLP.......................        --          --       (4,261)        --
                                                          ---------    --------   ----------  ---------
       Net cash provided by (used in) financing
         activities......................................  (168,742)    123,227      376,430     42,075
                                                          ---------    --------   ----------  ---------
Net increase in cash and cash equivalents................     4,559      11,235        1,428     18,923
Cash and cash equivalents--beginning of period...........     9,769      14,328       25,563     26,991
                                                          ---------    --------   ----------  ---------
Cash and cash equivalents--end of period................. $  14,328    $ 25,563   $   26,991  $  45,914
                                                          =========    ========   ==========  =========
Supplementary cash flow information:
   Interest paid......................................... $  23,404    $ 25,077   $   14,936  $  20,900
                                                          =========    ========   ==========  =========
   Taxes paid............................................                         $       --  $ 149,585
                                                                                  ==========  =========
Supplemental non-cash investing and financing activities:
   Conversion of acquisition obligations to common
     stock...............................................                                     $  65,362
   Conversion of Series A Preferred Stock to common
     stock...............................................                                     $ 802,921
   Series A Preferred Stock conversion discount..........                                     $(131,250)
   Acquisition obligations from business acquisitions....                         $   17,200  $  42,880
   Deferred taxes on assembled workforce resulting from
     business acquisitions...............................                         $    7,250
   Contribution of net assets from KPMG LLP..............                         $ (382,365)
   Accounts receivable retained by KPMG LLP..............                         $  298,231
   Unbilled revenues retained by KPMG LLP................                         $   97,170
   Note payable to KPMG LLP for separation transaction...                         $   41,357
   Note payable to KPMG LLP for business acquisition.....                         $   27,795
   Deferred income taxes.................................                         $  (45,772)
   Dividends payable on Series A Preferred Stock.........                         $   13,082

  The accompanying notes are an integral part of these financial statements.

                             KPMG CONSULTING, INC.
                         NOTES TO FINANCIAL STATEMENTS

              (in thousands, except share and per share amounts)

1. Description of the Business and Basis of Presentation

   KPMG Consulting, Inc. is one of the world's largest consulting firms with over 10,000 employees and 2,500 clients. We provide our clients with a range of service offerings that combine industry specific business strategy and operational improvements, and technology selection and implementation. We deliver consulting services through six industry groups (segments) including Public Services, Financial Services, Communications and Content, High Tech, Consumer and Industrial Markets, and Health Care. In addition, we have multinational operations covering North America, Latin America, Asia Pacific, Ireland and Israel.

   Historically, KPMG LLP has been a provider of assurance, tax and consulting services. As of January 31, 2000, KPMG LLP separated its management and information technology consulting business ("Consulting Business") from its remaining businesses, and transferred this business, including substantially all of the operating assets (other than accounts receivable and unbilled revenues of $298,231 and $97,170, respectively, which were retained by KPMG
LLP) and the liabilities relating to such business, into a newly-formed corporate entity. We refer to this as the "Separation". For periods prior to January 31, 2000, "Company" refers to KPMG LLP's Consulting Business which was operated in partnership form as a part of KPMG LLP; for periods commencing January 31, 2000, "Company" refers to KPMG Consulting, Inc.

   The Company was incorporated on August 17, 1999, however it did not formally commence significant operations until January 31, 2000. KPMG LLP and the Company entered into certain agreements relating to the Separation of KPMG LLP's Consulting Business, the transfer of that business to the Company and the distribution of the Company's common stock. In connection with these transactions 51,044,000 shares of the Company's common stock were issued to KPMG LLP and 24,520,000 shares were issued to partners of KPMG LLP, including partners associated with KPMG LLP's Consulting Business. The Company also issued demand notes to KPMG LLP in the principal amounts of $630,000 and $41,357 in connection with the Separation. The $630,000 demand note was paid immediately after issuance with a portion of the proceeds from the sale of the Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred Stock") (see Note 13). The $41,357 demand note was repaid on June 30, 2000.

   On June 30, 2000, KPMG LLP transferred its valuation services practice to our Company. Our financial statements for all periods presented include the assets, liabilities and operating results of this practice. A charge against paid-in capital of $4,261 was recognized to reflect the retention by KPMG LLP of accounts receivable equal to the net assets of this practice as of June 30, 2000.

   Our managing directors resigned from the KPMG LLP partnership as of January 31, 2000. The terms of our Separation from KPMG LLP provide that, for the period from January 31, 2000 through June 30, 2000, during which period none of our outstanding common stock was held by outside investors, the profits of KPMG LLP and our Company were to be allocated among the partners of KPMG LLP and the managing directors of our Company as if the entities had been combined through June 30, 2000. Under this arrangement, the Company's managing directors were paid by our Company. The amount attributed to this arrangement for the five month period ended June 30, 2000 was $34,520. Subsequent to June 30, 2000, no further payments were made to or received from KPMG LLP based on the combined profitability of the two firms.

   On January 17, 2001, the Company's board of directors and stockholders approved a reverse stock split of approximately one for 5.045 effective immediately prior to its initial public offering. All share and per share amounts reflect this reverse stock split.

   During February 2001, the Company sold 34.2 million shares of common stock in an initial public offering, and a selling stockholder (KPMG LLP) sold an additional 95.1 million shares of common stock (including

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)

29.2 million shares of common stock that were issued in connection with the conversion of the Series A Preferred Stock that was purchased by KPMG LLP), for a total offering of 129.3 million shares. In connection with the initial public offering, the Company also repurchased 1.4 million shares of the Series A Preferred Stock for $378.3 million in cash, and the remaining shares of Series A Preferred Stock were converted into 15.4 million shares of common stock. The Company's proceeds from the initial public offering, net of underwriting discount of $24.7 million and our pro rata portion of other expenses of the offering of $28.2 million, were $563.5 million. Of the net proceeds, $378.3 million was used to repurchase 1.4 million shares of Series A Preferred Stock, $112.0 million was used to repay all the Company's outstanding indebtedness to KPMG LLP, and $70.0 million was used to repay bank loans.

   The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, on the basis of KPMG LLP's historical cost of the assets and liabilities associated with its Consulting Business. KPMG LLP operates as a partnership, and certain services relating to KPMG LLP's assurance, tax, and consulting business have been provided by KPMG LLP on a centralized basis. Prior to the Separation, the costs of these services have been allocated among these businesses on a basis management believes to be reasonable. However, management does not believe it is practicable to determine what the costs of these services would have been had we operated as an independent entity during the historical periods and either performed such services internally or obtained them from an unaffiliated entity. See Note 16 for additional discussion of services provided to the Company by KPMG LLP. Additionally, as a partnership, all of KPMG LLP's earnings were allocable to its partners and principals ("Partners"). As a result, it is difficult to differentiate the ownership or "entrepreneurial" components of distributions to partners from the compensation component of such distributions. Accordingly, compensation and benefits for services rendered by consulting partners have not been reflected as an expense in the combined financial statements. As a result, the combined financial statements do not reflect the results of operations that would have been reported had the Company operated as a stand-alone entity for the periods indicated in the combined financial statements. Commencing January 31, 2000, the former partners of KPMG LLP who were associated with KPMG LLP's Consulting Business became managing directors of the Company and, from that date forward, all compensation and benefits incurred by the Company on behalf of such managing directors has been reflected in the Company's consolidated financial statements.

2. Summary of Significant Accounting Policies

  Principles of Combination/Consolidation

   The financial statements reflect the operations of the Company and its majority-owned subsidiaries after elimination of intercompany balances and transactions. Certain prior period amounts have been reclassified to conform with the current period presentation.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. These estimates and assumptions relate to estimates of collectibility of accounts receivable and unbilled revenues, the realizability of goodwill and other intangible assets, costs to complete engagements, accruals, income taxes and other factors. Management has exercised reasonableness in deriving these estimates. However, actual results could differ from these estimates.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


  Revenue Recognition

   We earn revenues from a range of consulting services, including business and technology strategy, process design and operations improvement, systems integration, network integration and infrastructure, and outsourcing. Revenue includes all amounts that are billed or billable to clients. Revenues for services rendered are recognized on a time and materials or percentage-of-completion basis, depending upon the contract with the client. Revenues related to time and material contracts are recognized in the period in which the services are performed. Revenues related to fixed price contracts are recognized based upon professional costs incurred as a percentage of estimated total professional costs of the respective contracts. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Unbilled revenues represent revenues for services performed that have not been billed. Maintenance contract revenues are recognized ratably over the term of each agreement. When our consulting engagements have multiple elements, each element is separately evaluated and revenue is recognized when it is realized or realizable and earned, in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition".

  Costs of Service

   Professional compensation consists of payroll costs and related benefits associated with professional staff (including costs associated with reductions in workforce). Other direct contract expenses include travel, subcontracting and direct contract expenses. Other costs of service include expenses attributable to support and professional staff, bad debt expense relating to accounts receivables, and impairment charges associated with long-lived assets. Amortization includes the amortization of goodwill and other intangible assets used in the delivery of professional services. Substantially all of our research and development activities have been incurred pursuant to specific client contracts and, accordingly, have been expensed as costs of service as incurred.

  Selling, General and Administrative Expenses

   Selling, general and administrative expenses include expenses such as marketing, costs for information systems, finance and accounting, human resources, sales commissions and business development expenses related to managing and growing our business. Advertising costs are expensed when advertisements are first placed or run. Advertising expense totaled $11,074 for the year ended June 30, 1999, $5,703 for the seven months ended January 31, 2000, $6,287 for the five months ended June 30, 2000, and $8,979 for the year ended June 30, 2001.

  Cash Equivalents

   Cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less.

  Investments

   Investments in nonmarketable equity securities of $6,821 and $13,370 at June 30, 2000 and June 30, 2001, respectively, are included in other assets. The Company's nonmarketable equity securities are carried at the lower of the Company's cost or estimated fair value.

  Property and Equipment

   Equipment, furniture and leasehold improvements are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Equipment and furniture are depreciated over three to seven years. Leasehold improvements are amortized over the remaining term of the respective lease.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


  Goodwill and Other Intangible Assets

   Goodwill represents the cost of acquired companies in excess of the fair value of the net assets acquired. Goodwill is amortized by the straight-line method over the expected periods of benefit, ranging from five to fifteen years.

   Other intangible assets includes the portion of the cost of acquired companies assigned to the assembled workforce, purchased or developed software, software licensing rights, and other intangible assets obtained through acquisitions. Other intangible assets are amortized principally by the straight-line method over their expected period of benefit. Assembled workforce is amortized over their estimated useful lives up to five years. The cost of software purchased for internal use is capitalized and amortized to expense by the straight-line method, over an estimated useful life ranging to six years. The cost of software purchased for resale, including software acquired through acquisitions of businesses, is capitalized and amortized over the estimated economic lives, unless the purchased software has an alternative future use in which case it is accounted for in accordance with its use. No internal costs relating to web-site development or software developed for resale have been capitalized as such costs have been insignificant.

   The Company reviews the carrying value of its long-lived assets, including investments, property and equipment, goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future net cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its estimated future net cash flows.

  Foreign Currency Translation

   Assets and liabilities of the operations of the Company denominated in foreign currencies are translated into United States dollars using current exchange rates. Revenues and expenses are translated at an average exchange rate during the periods. Foreign exchange gains and losses have not been significant. The cumulative translation adjustment is reported as a component of "accumulated other comprehensive loss" in stockholders' equity on the consolidated balance sheet.

  Fair Value of Financial Instruments

   The financial statements include the following financial instruments that require disclosures of fair values: cash and cash equivalents, investments, acquisition obligations and notes payable. No comparison of fair values to the carrying values of these financial instruments is presented, as their fair values are not significantly different than their carrying values.

  Concentrations of Credit Risk

   Financial instruments that subject the Company to credit risk consist primarily of accounts receivable and unbilled revenues. Concentrations of credit risk are limited due to the Company's large number of clients and their dispersion across many different industries.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


  Income Taxes

   Commencing with the Separation from KPMG LLP on January 31, 2000, the Company began operations in corporate form and became subject to federal and state income taxes. The Company accounts for corporate income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and to operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Prior to January 31, 2000, the Company generally operated within the partnership of KPMG LLP and, therefore, as a partnership was not subject to federal and state income taxes. Such taxes were the responsibility of the individual partners. While operating in the partnership form, the Company applied the asset and liability method of accounting for corporate income taxes of a wholly-owned corporation acquired in May 1999.

  Stock Based Compensation

   The Company discloses information relating to stock-based compensation awards in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to such compensation awards. The Company grants employee stock options at an exercise price equal to the fair market value at the date of grant. No compensation expense is recorded with respect to such stock option grants. Compensation expense with respect to fiscal 2000 stock awards granted to employees was measured based on the fair value of such awards as of the date of grant, and was charged to expense immediately as these awards vested on the date of the grant.

  Earnings (Loss) Per Share

   Basic and diluted loss per share have been determined based on net income
(loss) after deducting preferred stock dividends and a one-time preferred stock conversion discount, divided by the weighted average number of common shares outstanding for all periods presented since the Separation from KPMG LLP. Options to purchase 8,048,183 and 27,351,257 shares of common stock were outstanding at June 30, 2000 and 2001, respectively, but were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

  Recently Issued Accounting Standards

   In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

   SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)

impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 (although early adoption would be permitted in certain circumstances), and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that early adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time. During the first quarter of fiscal 2002, the Company expects to complete a transitional fair value-based impairment test and if the fair value is less than the recorded value at July 1, 2001, the Company will record an impairment loss in the quarter ending September 30, 2001, as a cumulative effect of a change in accounting principle.

3. Accounts Receivable

                                     June 30,
                                ------------------
                                  2000      2001
                                --------  --------
Accounts receivable............ $325,182  $404,943
Allowance for doubtful accounts   (7,000)  (27,467)
                                --------  --------
                                $318,182  $377,476
                                ========  ========

   In May 2000, the Company entered into a receivables purchase agreement. In connection with this agreement, the Company has granted a security interest in certain accounts receivable (see Note 8).

4. Other Current Assets

   The following table sets forth the detail of other current assets at June 30, 2000 and 2001:

                          June 30,
                      -----------------
                        2000     2001
                      -------- --------
Deferred income taxes $ 36,752 $ 30,411
Prepaid income taxes.       --   20,437
Prepaid expenses.....   12,412   19,202
Other................   35,135   30,964
                      -------- --------
   Total............. $ 84,299 $101,014
                      ======== ========

5. Investment in Affiliate

   On June 3, 1999, the Company and Qwest Communications International Inc. ("Qwest") formed Qwest Cyber.Solutions, LLC ("QCS"), a company involved in applications outsourcing. QCS's fiscal year-end is December 31. The company held a 49% interest in QCS, with the remaining 51% interest being held by Qwest. The Company acquired its interest by contributing net assets, primarily related to Softline Consulting & Integrators, Inc. ("Softline"), which was acquired on May 27, 1999 (see Note 17), to QCS. The Company's cost basis of its investment in QCS exceeded its proportionate share of QCS's net assets by $39,244.

   QCS periodically required additional capital to fund its operations and acquire equipment to support the expansion of its business and the Company decided not to make any additional capital contributions to QCS. On December 27, 2000, QCS redeemed the Company's 49% ownership interest in the joint venture in exchange for a

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)

nominal amount. Accordingly, the Company's investment in QCS of $63,330 ($58,482 on an after tax basis) was written off through a noncash charge to earnings in December 2000. Concurrent with the disposition of the Company's equity investment in QCS, the Company entered into an agreement pursuant to which the Company continues to have a significant marketing relationship with QCS. Under this arrangement, the Company will continue to work with QCS to develop sales and marketing plans for the distribution of QCS' products and services through the Company, and to market QCS' products and services. The Company's marketing relationship with QCS allows the Company to continue to offer its clients application service provider services, which is a component of the Company's e-outsourcing service offerings. The Company's marketing relationship with QCS extends through June 2, 2009 or through the date of an initial public offering by QCS, if earlier.

   Summarized financial information of QCS is as follows:

                                             Inception   Year Ended
                                            to June 30,   June 30,
                                               1999         2000
                                            ----------- -------------
           Operating Information:
              Revenues.....................   $ 8,376     $ 69,816
              Gross Margin.................     1,655        6,016
              Net Loss.....................      (302)     (42,832)

                                                        June 30, 2000
                                                        -------------
           Balance Sheet Information:
              Current assets...............               $ 42,865
              Noncurrent assets............                 56,682
                                                          --------
              Total assets.................               $ 99,547
                                                          ========
              Current liabilities..........               $ 25,021
              Equity.......................                 74,526
                                                          --------
              Total liabilities and equity.               $ 99,547
                                                          ========

   The following is a summary of equity in losses of affiliate and loss on redemption of equity interest in affiliate:

                                               Year   Seven Months Five Months   Year
                                              Ended      Ended        Ended     Ended
                                             June 30, January 31,   June 30,   June 30,
                                               1999       2000        2000       2001
                                             -------- ------------ ----------- --------
Interest in QCS's losses (49%)..............  $(148)    $ (9,277)   $(11,711)  $(10,728)
Amortization of excess investment in QCS....   (474)      (5,097)     (4,101)    (1,961)
Loss on redemption of equity interest in QCS
  ($58.5 million on an after-tax basis).....     --           --          --    (63,330)
                                              -----     --------    --------   --------
   Total....................................  $(622)    $(14,374)   $(15,812)  $(76,019)
                                              =====     ========    ========   ========

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


6. Property and Equipment

                                 Accumulated
                                 Depreciation
                                     and
                         Cost    Amortization   Net
                       --------- ------------ --------
June 30, 2000
Equipment............. $ 112,962  $ (71,575)  $ 41,387
Furniture.............     7,872     (2,377)     5,495
Leasehold improvements     6,413     (1,749)     4,664
                       ---------  ---------   --------
   Total.............. $ 127,247  $ (75,701)  $ 51,546
                       =========  =========   ========

                                 Accumulated
                                 Depreciation
                                     and
                         Cost    Amortization   Net
                       --------- ------------ --------
June 30, 2001
Equipment............. $ 142,509  $(102,543)  $ 39,966
Furniture.............     6,978     (1,709)     5,269
Leasehold improvements    23,873     (2,161)    21,712
                       ---------  ---------   --------
   Total.............. $ 173,360  $(106,413)  $ 66,947
                       =========  =========   ========

7. Goodwill and Other Intangible Assets

                                       June 30,
                                 -------------------
                                   2000      2001
                                 --------  ---------
Goodwill........................ $ 91,514  $ 147,950
Accumulated amortization........  (16,741)   (28,973)
                                 --------  ---------
   Goodwill, net................ $ 74,773  $ 118,977
                                 ========  =========
Other intangible assets:
   Software licensing agreement. $  6,000  $   6,000
   Internal use software........   36,191     66,170
   Assembled workforce..........   22,062     24,576
   Other........................    2,786      2,765
                                 --------  ---------
                                   67,039     99,511
Accumulated amortization........  (10,525)   (29,105)
                                 --------  ---------
   Other intangible assets, net. $ 56,514  $  70,406
                                 ========  =========

   In fiscal 2001, the Company recorded an impairment charge of $7,827 related to software licenses due to lower than anticipated sales. In fiscal 2000, the Company recorded an impairment charge of $8,000 for a writedown of $4,000 related to a software licensing agreement due to lower than anticipated sales and a writedown of goodwill of $4,000 due to the termination of a reseller agreement with a vendor.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


8. Notes Payable

  KPMG LLP:

   On February 1, 2000, the Company issued a $27,795 demand note to KPMG LLP in connection with the Company's acquisition of the Canadian consulting business of a KPMG International member firm. This note had a balance of $18,343 as of June 30, 2000 and was paid in its entirety on February 13, 2001. The demand note bore interest at a rate of 8.5%.

  Notes Payable:

                                                               June 30,
                                                          ------------------
                                                            2000      2001
                                                          --------  --------
Revolving credit facility................................ $ 32,000  $     --
Accounts receivable financing............................   10,000        --
Trade notes payable......................................   19,828     8,069
Other....................................................    5,479     5,371
                                                          --------  --------
                                                            67,307    13,440
Less: current portion....................................  (24,924)  (11,594)
                                                          --------  --------
Noncurrent portion....................................... $ 42,383  $  1,846
                                                          ========  ========
The aggregate maturities of notes payable are as follows:
   2002..................................................           $ 11,594
   2003..................................................              1,846
                                                                    --------
       Total.............................................           $ 13,440
                                                                    ========

   On May 21, 2001, the Company amended and restated its credit agreement, originally dated May 24, 2000, with a commercial lender which provides the Company with a revolving credit facility ($32,000 outstanding at June 30, 2000 and no outstanding balance at June 30, 2001) in an aggregate principal balance not to exceed $100,000 and a revolving line of credit facility (there was no outstanding balance at June 30, 2000 and June 30, 2001) in an aggregate amount not to exceed $100,000. The funds available under the credit agreement may be used for general corporate purposes, for working capital, and for acquisitions subject to certain restrictions. The revolving credit facility expires on May 24, 2004 and the revolving line of credit expires on May 20, 2002. Annually, the revolving line of credit facility can be extended at the request of the Company and the consent of the lenders. In addition, under the revolving credit facility the Company granted liens with respect to our equity interests in certain foreign subsidiaries. The credit agreement provides for the issuance of letters of credit, in the aggregate amount not to exceed $30,000, with a maximum maturity of twelve months from the date of issuance. At June 30, 2001, the Company had $108 of letters of credit outstanding under the credit agreement.

   The credit agreement restricts the Company's ability to pay dividends, incur additional indebtedness and purchase capital equipment. The credit agreement also requires the Company to maintain certain levels of fixed charge coverage and net worth, while limiting our leverage ratio to certain levels.

   Interest on borrowings under the credit agreement are determined, at the Company's option, based on the prime rate, the lender's indexed rate or the LIBOR rate plus a margin ranging from 0.625% to 1.50%. There are commitment fees ranging from 0.175% to 0.300% for the revolving credit and from 0.15% to 0.275% for the line of credit. Both commitment fees vary based on the Company's leverage ratio at quarter-end.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


   On May 22, 2000, the Company entered into a receivables purchase agreement with an issuer of receivables-backed commercial paper up to $200,000. The Company has the option to sell, on an ongoing basis and without recourse, an undivided percentage interest in designated pools of accounts receivable. In connection with the receivables purchase agreement, the Company has granted a security interest in certain accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the Company is obligated to sell undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $200,000 of an undivided interest in accounts receivable through May 21, 2003, subject to an annual renewal. There was $10,000 outstanding on the accounts receivable financing at June 30, 2000 and no outstanding balance at June 30, 2001. Interest on borrowings under the receivables purchase agreement is based on a variable commercial paper rate plus 0.4%. The effective interest rate at June 30, 2000 was 7.16%. There is a commitment fee of 0.225% on the unused balance.

   Trade notes are payable in quarterly installments through 2003. The trade notes bear interest at rates between 7.0% and 9.4%. Other debt primarily consists of short-term yen-denominated borrowings which bear interest from 1.4% to 1.8% as of June 30, 2000 and at 1.7% as of June 30, 2001.

9. Acquisition Obligations

   Acquisition obligations are as follows (see Note 17):

                                             June 30,
                                         -----------------
                                           2000     2001
                                         -------- --------
                         Softline....... $ 65,000 $ 15,000
                         Japan..........   10,000       --
                         South Korea....    3,600       --
                         Argentina......    3,600       --
                                         -------- --------
                                         $ 82,200 $ 15,000
                                         ======== ========

   On May 27, 1999, KPMG LLP acquired all of the voting common stock of Softline, and entered into an agreement to acquire all of the Softline nonvoting common stock for not less than $65,000. The $65,000 acquisition obligation for the nonvoting common stock accrues interest at 6% per annum, and was due by its terms at the earlier of a demand by a majority vote of the nonvoting shareholders, or May 8, 2000. In the event the Company had provided notice of an IPO on or before May 8, 2000, the nonvoting shareholders would have had the right to convert the acquisition obligation of $65,000, plus accrued interest, into the Company's common shares at a conversion price equal to the IPO price less the underwriter's per share discount. This obligation was not retired at its maturity. The Company and the counterparties to this agreement entered into an agreement in August, 2000, pursuant to which $33,980 of this obligation was repaid in cash, $7,020 was retired through the cancellation of short-term notes due from the counterparties and $9,000 was settled in November, 2000 ($3,000 in cash and 326,024 shares of the Company's common stock). The remaining obligation of $15,000 plus interest at 6% per annum, is payable upon the ultimate resolution of specific contingencies relating to the Softline acquisition and will be paid through the issuance of shares of the Company's common stock, valued for such settlement purposes at the IPO price less the underwriting discount or, at the election of the counterparties, through the issuance of cash equal to the current market price of the Company's common stock for up to 30% of the shares otherwise issuable, with the remainder payable in shares valued at the IPO price.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


   In connection with the acquisitions of the consulting businesses of member firms of KPMG International in Japan, South Korea, Argentina, Ireland and Brazil, the Company incurred acquisition obligations with the following terms:

      Japan: $10,000 incurred on April 1, 2000 plus interest at the rate the Company pays for advances under its revolving credit agreement. This obligation was converted on March 24, 2001 into 592,384 shares of the Company's common stock, at a value equal to the IPO price less the underwriting discount.

      South Korea: $3,600 incurred on May 31, 2000 plus interest at the prime rate was paid in cash on June 29, 2001.

      Argentina: $3,600, incurred on June 30, 2000 payable in nine equal annual installments commencing July 3, 2000, plus interest at the rate the Company paid for advances under its revolving credit agreement. The holder of this obligation elected on March 1, 2001 to convert the remaining outstanding obligation into 194,241 shares of the Company's common stock at a value equal to the IPO price less the underwriting discount.

      Ireland: $57,000 non-interest bearing convertible notes ($35,880 on a fair value basis) incurred on September 15, 2000, with an effective interest rate of 12.67%. This obligation was converted into 917,672 shares of the Company's common stock at the date of the IPO.

      Brazil: $7,000 incurred on October 3, 2000, plus interest at the rate the Company pays for advances under its revolving credit agreement. This obligation was converted on March 1, 2001 into 424,903 shares of the Company's common stock at a value equal to the IPO price less the underwriting discount.

      In March 2001, after completion of our IPO, $26,569 in acquisition obligations (principal plus interest) in the aggregate were converted into 1,537,552 shares of common stock. The amount of the beneficial conversion feature was $1,698 and reflected as a noncash charge to interest expense in the fiscal 2001 Consolidated Statement of Operations.

10. Other Current Liabilities

   The following table sets forth the detail of other current liabilities at June 30, 2000 and 2001:

                                                     June 30,
                                                ------------------
                                                  2000      2001
                                                --------- --------
             Deferred revenue.................. $  26,408 $ 31,677
             Due to KPMG LLP (see Note 16).....    18,343    9,959
             Income taxes payable (see Note 15)    15,529       --
             Dividend payable (see Note 13)....    13,082       --
             Travel expenses payable...........    10,836    8,798
             Other.............................    51,760   36,565
                                                --------- --------
                Total.......................... $ 135,958 $ 86,999
                                                ========= ========

11. Other Liabilities

   In August 1997, the Company entered into a collaboration agreement with Microsoft Corporation. Under this agreement, the Company developed a broad portfolio of services and solutions to enable the rapid deployment of Microsoft products. Microsoft paid the Company $15,000. The agreement requires the Company

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)

to train a specified number of consultants to be proficient in Microsoft products, and to participate in joint marketing efforts with Microsoft. Revenue was not recognized for $10,000 due to a minimum royalty liability of $10,000 associated with the agreement as set forth in the following paragraph. The remaining $5,000 was recognized as revenue as training and other costs associated with the agreement were incurred.

   The agreement also requires the Company to pay Microsoft royalties on certain net revenues for business relating to Microsoft products. The royalty period commenced in August 2000 and ends on the earlier of the date on which the Company makes the maximum aggregate royalty payment of $10,000 or June 30, 2006. If aggregate payments on June 30, 2006 are less than $10,000, the Company is obligated to make a final payment for the difference. The royalty for the period ended June 30, 2001 is $623.

12. Commitments and Contingencies

   The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Additionally, under its contracts with the U.S. Government, the Company is subject to audit by the Defense Contract Audit Agency, which could result in adjustments of amounts previously billed. Based on its current assessment, management believes that the Company's financial statements include adequate provision for estimated costs and losses that may ultimately be incurred with regard to such matters. In connection with the Separation, the Company has indemnified KPMG LLP and its partners for any liabilities or losses relating to the Company or otherwise assigned to the Company.

   On September 27, 2000, the Company and a client reached a final settlement of a contract dispute and the Company was paid $6,510 which was recorded as revenue.

   Softline Acquisition Contingencies: A number of issues have arisen with respect to Softline, which was acquired on May 27, 1999 (see Note 17). The acquisition agreements entered into with the Softline selling shareholders in connection with the acquisition included an acquisition obligation to the Softline selling shareholders in the amount of $65,000. This obligation matured on May 8, 2000, and was subsequently paid, except for $15,000 which has been withheld and is payable upon resolution of the specified contingencies. The Company does not believe that the ultimate resolution of these matters will have a material impact on the Company's financial position or results of operations.

   Transition Services Provided By KPMG LLP: As described in Note 16, if the Company terminates any services under the transition services agreement prior to the end of the term for such service, the Company is potentially liable for the payment of any termination costs incurred by KPMG LLP in connection with the winding down and termination of such services. It is the intent of the parties that, during the term of the transition services agreement, the Company will work with KPMG LLP to minimize any termination costs arising at the end of the term of the agreement, and the Company will wind down its receipt of services from KPMG LLP and will develop its own internal infrastructure and support capabilities or seek third party providers of such services. The parties have agreed that the transition of personnel from KPMG LLP to the Company would occur prior to the expiration of the agreement so that termination costs relating to personnel, if any, would not be assessed on or after the expiration of the agreement. The parties have further agreed to work together to wind down the Company's receipt of services in a manner so that the termination costs payable by the Company upon the expiration of the agreement will be: (1) payments to KPMG LLP in an amount equal to the net book value of assets that were used by KPMG LLP in providing services to the Company under the transition services agreement and which could be used by the Company in a similar manner after the term of the transition services agreement and (2) payments required under the existing terms of executory contracts with third parties for services that were provided to the Company by KPMG LLP under the transition services agreement and which can continue to be obtained by the Company after the term of the

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)

transition services agreement. Based on the information currently available, the Company anticipates paying KPMG LLP approximately $40,000 to $60,000 for capital assets that will be transferred to our Company at the end of the agreement and will continue to be used in our business. The amount represents the unamortized costs of capitalizable assets (such as software licenses, computer equipment and leasehold improvements) purchased and used by KPMG LLP in providing services to the Company under the transition services agreement.

   Occupancy: The Company has entered into subleases with KPMG LLP for office space for periods that coincide with the periods of the KPMG LLP lease periods which run through 2014. The rental cost is based on square feet utilized by the Company. Future aggregate minimum lease payments under these agreements for the years ending June 30 are as follows: 2002-$43.9 million, 2003-$42.0 million, 2004-$40.9 million, 2005-$39.5 million, 2006-$37.0 million, thereafter-$183.5 million. Total rent expense related to the operating leases for the year ended June 30, 2001 was approximately $41.3 million. Prior to fiscal 2001, rent expense was allocated to the Company by KPMG LLP (see Note 16).

   Employee Benefit Plan: The Company committed to a specified minimum contribution to its 401(k) defined contribution plan of $20,000 to be paid by March 15, 2002. This amount is expected to be fully funded by eligible employee contributions to the Plan for the period from July 1, 2001 to March 15, 2002. In the unlikely event that eligible employee contributions are not sufficient to fund this commitment, the Company contributions would fund any shortfall.

13. Series A Mandatorily Redeemable Convertible Preferred Stock

   On January 31, 2000, Cisco Systems, Inc. ("Cisco") purchased 5,000,000 shares of the Company's Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $1,050,000. The Series A Preferred Stock had no voting rights except for the election of two directors and in connection with certain fundamental events such as mergers, sale of substantially all assets and charter amendments; carried a 6% annual dividend, payable quarterly; and was convertible at the holder's option, upon the consummation of the initial public offering, into the Company's common stock at a beneficial conversion rate of 80% of the IPO price.

   The Company has agreed not to enter into an agreement relating to a merger, consolidation or other business combination involving any of four specified companies during the five year period following the issuance of the Series A Preferred Stock to Cisco. If the Company were to enter into any such transaction, the Company could be obligated to repurchase any outstanding securities of the Company held by Cisco and to make an additional cash payment to Cisco equal to the Company's consolidated revenues for the twelve months preceding the transaction.

   On September 15, 2000, Cisco and KPMG LLP agreed that, immediately prior to the closing of an IPO, KPMG LLP would purchase 2,500,000 shares of Series A Preferred Stock (half of such shares then outstanding and held by Cisco) from Cisco for $525,000. Under this agreement, the Company agreed to repurchase that number of shares of our Series A Preferred Stock resulting in Cisco owning 9.9% of our common stock as of the date of our initial public offering. On November 29, 2000, KPMG LLP agreed to convert all of the preferred stock it acquired at the initial public offering price without any conversion discount.

   In February 2001, in connection with our IPO, approximately 1.4 million shares of Series A Preferred Stock were repurchased by the Company from Cisco for $378.3 million in cash; the remaining 3.6 million shares were converted into 44.6 million shares of Common Stock by Cisco and KPMG LLP. The net amount of the beneficial conversion feature, after deducting the $131.25 million conversion discount foregone by KPMG LLP, was $131.25 million and reflected as a noncash charge against net income available to common stockholders in the fiscal 2001 Consolidated Statement of Operations.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


14. Common Stock Options and Awards

   On January 31, 2000, the Company adopted the 2000 Long-Term Incentive Plan (the "Plan"), pursuant to which the Company is authorized to grant stock options and other awards to its employees and directors. The number of shares of common stock that are authorized for grants or awards under the Plan (the "Authorized Shares") is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of common stock of the Company and (y) the Authorized Shares. Stock options are granted with an exercise price equal to the common stock's fair market value at the date of grant. Stock options granted have 10 year terms and generally vest over four years from the date of grant.

   In connection with our initial public offering, the Company granted 16.1 million stock options with an exercise price of $18 per share to employees. These options vest over three and one-half years with 25% vesting on August 8, 2001 and an additional 25% vesting on August 8 in each of the years 2002 through 2004.

   Stock option activity during the periods indicated was as follows:

                                 Options                               Weighted Average
                                Available     Number    Exercise Price     Exercise
                                for Grant   of Options      Range      Price Per Share
                               -----------  ----------  -------------- ----------------
Authorized at January 31, 2000  35,084,158          --   $         --       $   --
   Granted....................  (9,165,014)  9,165,014          55.50        55.50
   Exercised..................          --          --             --           --
   Forfeited..................   1,116,831  (1,116,831)         55.50        55.50
   Expired....................          --          --             --           --
                               -----------  ----------
Balance at June 30, 2000......  27,035,975   8,048,183          55.50        55.50
   Granted.................... (22,842,745) 22,842,745    11.90-55.50        18.07
   Exercised..................          --          --             --           --
   Forfeited..................   3,539,671  (3,539,671)   11.90-55.50        36.62
   Expired....................          --          --             --           --
                               -----------  ----------
Balance at June 30, 2001......   7,732,901  27,351,257    11.90-55.50        27.31
                               ===========  ==========

            Options       Range of    Weighted Average
          Outstanding     Exercise       Remaining     Weighted Average
         June 30, 2001     Prices     Contractual Life  Exercise Price
         ------------- -------------- ---------------- ----------------
             401,931   $11.90-$16.65        9.8            $ 13.57
          19,984,534   $16.65-$22.20        9.5              18.00
             143,536   $22.20-$27.75        9.6              22.69
           6,821,256       $55.50           8.5              55.50
          ----------
          27,351,257   $ 11.90-$55.50       9.3              27.31
          ==========

   As of June 30, 2001, there were 1,766,582 options exercisable (with a weighted average exercise price of $53.78).

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


   The weighted average fair value of stock options granted during the five months ended June 30, 2000 and the year ended June 30, 2001 were $35.26 and $12.45 per option, respectively. The fair value of options granted was determined by using the Black-Scholes option pricing model with the following assumptions:

                       Stock Price Risk-Free          Expected
                        Expected   Interest  Expected Dividend
                       Volatility    Rate      Life    Yield
                       ----------- --------- -------- --------
                  2000    70.00%     6.49%      5        --
                  2001    81.25%     5.31%      5        --

   In accordance with APB No. 25, compensation expense has not been recognized with respect to the stock option grants, since the stock options had no intrinsic value on the date of grant. The table below reflects the pro forma effect on net loss applicable to common stockholders, and loss per share if the Company were to recognize compensation expense based on the fair values of the amounts as described above.

                    Five Months Ended                      Year Ended
                      June 30, 2000                      June 30, 2001
            ---------------------------------  ---------------------------------
                 Net Loss                           Net Loss
               Applicable to                      Applicable to
            Common Stockholders Loss Per Share Common Stockholders Loss Per Share
            ------------------- -------------- ------------------- --------------
As reported      $(43,794)          $ (.58)         $(127,971)         $(1.19)
Pro forma..      $(79,190)          $(1.04)         $(212,288)         $(1.97)

   On February 16, 2000, the Company issued stock awards of 297,324 shares to certain employees as part of the combination of a consulting practice. In connection with these awards, the Company also provided loans of $5,845 to the grantees for the income tax attributed to the awards. The loans are secured only by the shares of common stock issued to the employees, and bear interest at 6.2% per annum. Principal and accrued interest on the loans are due no later than February 16, 2005. These awards were fully vested at the date of grant and, accordingly, the fair value of the awards of $16,500 was recorded as compensation expense at the award date. Moreover, the Company provided additional loans of $1,588 at an interest rate of 4.63% in April, 2001.

15. Income Taxes

   The Company had income before taxes of $11,537 and $136,848, net of foreign losses of approximately $4,500 and $14,600, for the five months ended June 30, 2000 and for the year ended June 30, 2001, respectively.

   The components of income tax expense are as follows:

                For the Five Months Ended
                      June 30, 2000
                -------------------------
                Current  Deferred  Total
                -------  -------- -------
Federal........ $10,869  $10,662  $21,531
State and local   3,071    3,148    6,219
Foreign........   1,589       --    1,589
                -------  -------  -------
   Total....... $15,529  $13,810  $29,339
                =======  =======  =======

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


                For the Year Ended June 30, 2001
                --------------------------------
                 Current     Deferred    Total
                 --------   --------   --------
Federal........ $ 86,487    $ (8,635)  $ 77,852
State and local   24,446      (2,440)    22,006
Foreign........    2,780        (741)     2,039
                 --------    --------  --------
   Total....... $113,713    $(11,816)  $101,897
                 ========    ========  ========

   The following table presents the principal reasons for the difference between the effective income tax rate and the United States federal statutory income tax rate:

                                                                             Five Months   Year
                                                                                Ended     Ended
                                                                              June 30,   June 30,
                                                                                2000       2001
                                                                             ----------- --------
U.S. federal statutory income tax rate......................................     35.0%     35.0%
Nondeductible equity in losses of affiliate and loss on redemption of equity
  interest in affiliate.....................................................     35.5%     15.3%
State taxes, net of federal benefit.........................................     35.0%     10.5%
Nondeductible meals and entertainment expense...............................     31.4%      5.4%
Change in valuation allowance...............................................     34.0%      4.6%
Other, net..................................................................       --       2.0%
Foreign taxes...............................................................     13.8%      1.1%
Nondeductible goodwill amortization.........................................     19.6%       .6%
Nonrecurring taxable gain on employee stock award...........................     50.0%       --
                                                                                -----      ----
Effective income tax rate...................................................    254.3%     74.5%
                                                                                =====      ====

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


   The temporary differences which give rise to a significant portion of deferred income tax assets and liabilities are as follows:

                                                June 30,
                                           ------------------
                                             2000      2001
                                             ----      ----
Deferred income tax assets:
   Net operating loss carryforwards....... $ 19,500  $ 26,000
   Accrued compensation...................   25,400    23,600
   Depreciation and amortization..........    5,400    13,900
   Allowance for doubtful accounts........   13,900    11,400
   Goodwill...............................    4,800     5,900
   Foreign currency translation...........      900     2,300
   Reserve for claims.....................    3,400     1,600
   Accrued liabilities....................    6,700        --
                                           --------  --------
   Total gross deferred income tax assets.   80,000    84,700
Less valuation allowance..................  (22,900)  (29,100)
                                           --------  --------
Total net deferred income tax assets......   57,100    55,600
                                           --------  --------
Deferred income tax liabilities:
   Intangible assets......................   25,506    13,005
   Unbilled revenues......................   13,000        --
   401(k) plan............................       --     8,200
   Accrued liabilities....................       --       100
                                           --------  --------
   Total deferred income tax liabilities..   38,506    21,305
                                           --------  --------
Net deferred income tax asset............. $ 18,594  $ 34,295
                                           ========  ========

   The Company has U.S. net operating loss carryforwards at June 30, 2001 of approximately $47,000 which expire at various dates through 2020. The Company also has foreign net operating loss carryforwards at June 30, 2001 of approximately $18,800 which expire at various dates prescribed in foreign law. A valuation allowance has been recorded due to the uncertainty of the recognition of certain deferred income tax assets, primarily the net operating losses of certain U.S. and foreign subsidiaries. The net changes in the valuation allowance for the five months ended June 30, 2000 and the year ended June 30, 2001 were increases of $9,200 and $6,200, respectively.

16. Transactions with Related Parties

  Cisco

   We entered into an alliance agreement with Cisco Systems, Inc. on December 29, 1999. At the same time we executed this alliance agreement, we also entered into an agreement with Cisco pursuant to which Cisco purchased 5,000,000 shares of our Series A Mandatorily Redeemable Convertible Preferred Stock (see Note
13). The term of the alliance agreement is five years, and may be extended as mutually agreed by the Company and Cisco.

  KPMG LLP

   Infrastructure Services. Historically, certain infrastructure services relating to KPMG LLP's assurance, tax and consulting businesses have been provided by KPMG LLP on a centralized basis. These services include

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)

the following: human resources, employee benefits, benefits administration, finance and accounting, risk management, training, facilities management, legal, marketing, technology, data processing, and other administrative and executive functions. The financial statements for all historical periods include allocations of these centralized costs based on the actual cost of such services, on substantially the same basis as provided for in the original outsourcing agreement, as discussed below.

   The Company and KPMG LLP entered into an outsourcing agreement effective January 31, 2000, whereby the Company received and was charged for services performed by KPMG LLP. Certain services provided to us pursuant to this original outsourcing agreement were not necessary for us to operate our business as an independent company since they were duplicative or were performed by us internally. In recognition of this fact and in anticipation of consummation of our IPO, the Company and KPMG LLP entered into an amended and restated outsourcing agreement effective July 1, 2000, eliminating the services and related costs that we did not require. Thereafter, on February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby we receive and are charged for infrastructure services on substantially the same basis as the amended and restated outsourcing agreement. The allocation of costs to the Company for such services is based on actual costs incurred by KPMG LLP and are allocated among KPMG LLP's assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification).

   The transition services agreement expires on the fourth anniversary of the February 8, 2001 IPO with regard to the technology infrastructure costs, and on the third anniversary of the IPO with regard to all other costs except for those relating to facilities costs. With regard to facilities costs, the company and KPMG LLP have entered into arrangements pursuant to which our Company subleases from KPMG LLP office space that was formally allocated to the Company under the outsourcing agreement. The terms of the arrangements are substantially equivalent to those under the original outsourcing agreement, and will extend over the remaining period covered by the lease agreement between KPMG LLP and the lessor. If the Company terminates any services under the transition services agreement prior to the end of the term for such services, the Company is obligated to pay to KPMG LLP any "termination costs" incurred as a result of KPMG LLP having made investments in systems, personnel and other assets that were used in KPMG LLP's shared infrastructure and national support capabilities. It is the intent of the parties that, during the term of the transition services agreement, the Company will work with KPMG LLP to minimize any termination costs arising at the end of the term of the agreement, and the Company will wind down its receipt of services from KPMG LLP by developing its own infrastructure and support capabilities or by engaging third party providers of such services. The parties have agreed that the transition of personnel from KPMG LLP to the Company would occur prior to the expiration of the agreement so that termination costs relating to personnel, if any, would not be assessed on or after the expiration of the agreement. The parties have further agreed to work together to wind down the Company's receipt of services in a manner so that the termination costs payable by the Company upon the expiration of the agreement are minimized (see Note 12).

   In July 2001, the Company and KPMG LLP agreed that the Company would terminate certain services relating to human resources, training, purchasing, facilities management and knowledge management. Termination costs associated with these services to be paid by the Company to KPMG LLP in fiscal 2002 are not expected to exceed $1,000.

   In September 2000, the Company purchased $16,100 of internal use software from KPMG LLP at its net book value. This purchase was made in connection with the Separation.

   Retirement and Benefit Plans. Historically, all of KPMG LLP's employees, including those involved in KPMG LLP's Consulting Business, participated in various KPMG LLP sponsored benefit and retirement plans.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)

KPMG LLP's costs with respect to these plans have been allocated among KPMG LLP's assurance, tax and consulting businesses. KPMG LLP has retained the assets and liabilities under these plans, other than those relating to KPMG LLP's 401(k) plan, with respect to all current and former employees of the Company. The assets related to the Company's employees who participated in KPMG LLP's 401(k) plan were transferred into a new Company sponsored 401(k) plan (see Note 18). From January 31, 2000, the date of Separation, no further benefits will accrue to the Company's employees under KPMG LLP's retirement and benefit plans.

   Interest Expense. Historically, cash management functions for KPMG LLP's assurance, tax and consulting businesses have been performed on a centralized basis by KPMG LLP. Further, a substantial portion of KPMG LLP's total cash requirements have been obtained through utilization of partners' available capital account balances. In return, the KPMG LLP partners were paid interest on their total capital account balances at floating interest rates based on the prime rate plus 1%. Total interest expense, net of interest earned, incurred by KPMG LLP for all historical periods, including interest paid to partners, has been allocated between KPMG LLP's assurance, tax and consulting businesses based on relative average balances of accounts receivable and unbilled revenues. Effective July 1, 2000, the Company was no longer allocated interest by KPMG LLP.

   Total expenses allocated to the Company with regard to infrastructure services, retirement and benefit plans, occupancy and interest are as follows:

                                                   Year   Seven Months Five Months   Year
                                                  Ended      Ended        Ended     Ended
                                                 June 30, January 31,   June 30,   June 30,
                                                   1999       2000        2000       2001
                                                 -------- ------------ ----------- --------
Occupancy costs................................. $ 48,780   $ 32,570    $ 24,144   $ 55,502
Retirement and benefit plans....................   38,949     32,848      11,293         --
Interest expense................................   23,352     23,504      13,680         --
Other infrastructure service costs..............  201,270    123,341      89,723    179,393
                                                 --------   --------    --------   --------
Total........................................... $312,351   $212,263    $138,840   $234,895
                                                 ========   ========    ========   ========
Amounts included in:
   Other costs of service....................... $ 65,523   $ 46,302    $ 27,400   $ 64,944
   Selling, general and administrative expenses.  223,476    142,457      97,760    169,951
   Interest expense.............................   23,352     23,504      13,680         --
                                                 --------   --------    --------   --------
                                                 $312,351   $212,263    $138,840   $234,895
                                                 ========   ========    ========   ========

   IPO Transaction Costs. In October 2000, KPMG LLP and the Company agreed to pool all IPO transaction costs (such as legal, accounting and printing costs) and apportion them to the companies based on the relative number of shares sold in the initial public offering. Accordingly, the Company incurred transaction costs of approximately $28 million, which were accounted for as a reduction in proceeds from the transaction.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


   Related Party Revenues and Costs of Service. The Company has periodically provided consulting services directly to KPMG LLP and other affiliates. Additionally, KPMG LLP's assurance and tax businesses sometimes utilized the Company's consultants in servicing their assurance and tax clients. Correspondingly, the Company sometimes utilized KPMG LLP assurance and tax professionals in servicing their consulting clients. Management believes that the revenues earned and fees paid between KPMG LLP's assurance and tax businesses, other affiliates and the Company were determined on a basis substantially equivalent to what would have been earned and paid in similar transactions with unrelated parties. The revenues earned from, and costs paid to, KPMG LLP as a result of these services are summarized as follows:

                         Year   Seven Months Five Months   Year
                        Ended      Ended        Ended     Ended
                       June 30, January 31,   June 30,   June 30,
                         1999       2000        2000       2001
                       -------- ------------ ----------- --------
Total revenue......... $128,612   $55,378      $44,356   $53,554
                       ========   =======      =======   =======
Total costs of service $ 27,119   $10,078      $ 5,651   $35,581
                       ========   =======      =======   =======

Other Related Parties

   Revenues earned from other related parties were as follows:

                      Year   Seven Months Five Months   Year
                     Ended      Ended        Ended     Ended
                    June 30, January 31,   June 30,   June 30,
                      1999       2000        2000       2001
                    -------- ------------ ----------- --------
Qwest (see Note 5).  $2,675    $22,260      $12,980   $52,169
Cisco (see Note 13)   4,024      3,800        9,609    18,087
                     ------    -------      -------   -------
                     $6,699    $26,060      $22,589   $70,256
                     ======    =======      =======   =======

   Accounts receivable and unbilled revenues from other related parties were as follows:

         June 30,
      ---------------
       2000    2001
      ------- -------
Qwest $11,729 $16,650
Cisco   5,849   1,542
      ------- -------
      $17,578 $18,192
      ======= =======

17. Acquisitions

   All acquisitions have been accounted for as purchases and, accordingly, the purchase price of each acquisition was assigned to the assets acquired and liabilities assumed based on their fair values at the respective dates of acquisition. To date, most acquisitions have been made to increase our multinational service delivery capabilities in the following regions (amounts represent aggregate purchase prices in the region): North America ($52.8 million), Latin America ($36.0 million), Asia Pacific ($31.5 million), Europe ($35.9 million), and other ($117.0 million, including $92.5 million for Softline).

   OAD Group, Inc.: On August 26, 1998, the Company acquired all of the outstanding stock of OAD Group, Inc. for $9,000 of which $8,100 was allocated to goodwill.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


   Softline Consulting & Integrators, Inc.: On May 27, 1999, the Company acquired all of the voting common stock of Softline, a systems integration company, for $27,540 in cash, and entered into an agreement to acquire all of the Softline nonvoting common stock for not less than $65,000 (see Note 9). The acquisition resulted in the recognition of goodwill of $79,148 and intangible assets (primarily assembled workforce) of $22,319. A substantial portion of the acquired Softline business was transferred to a newly-formed entity, QCS, shortly after the acquisition (see Note 5).

   Studio Verso and WebVibe Corporation: In July 1999, the Company acquired these two entities for an aggregate purchase price of $15,500. The allocation of the purchase price to the acquired assets resulted in the allocation of substantially all of the purchase price to goodwill.

   KPMG Consulting Mexico, S. de R.L. de C.V.: On December 29, 1999, the Company acquired the Mexican consulting business of a KPMG International member firm for $5,547. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in the allocation of $3,600 to assembled workforce and $2,452 to goodwill.

   Consulting businesses of Canadian member of KPMG International: Effective February 1, 2000, the Company acquired the Canadian consulting business of a KPMG International member firm for $52,765, of which the company paid $24,970 to the KPMG member firm and received a loan of $27,795 from KPMG LLP. The allocation of the purchase price to the acquired assets resulted in the allocation of $9,900 to assembled workforce and $22,094 to goodwill.

   Japan: On April 1, 2000, the Company acquired the Japanese consulting business of a KPMG International member firm for $11,000. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in the allocation of $1,400 to assembled workforce and $9,103 to goodwill (see Note
9).

   San Tong Consulting Corporation: On May 31, 2000, the Company acquired the South Korean consulting business of a KPMG International member firm for $4,000. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in the allocation of $500 to assembled workforce and $3,350 to goodwill (see Note 9).

   Central America: On June 20, 2000, the Company acquired the Central America consulting business of a KPMG International member firm for $2,238. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in $2,402 of goodwill.

   New Zealand: On June 26, 2000, the Company acquired the New Zealand consulting business of a KPMG International member and Web Limited firm for $16,500. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in the allocation of $4,400 to assembled workforce and $9,031 to goodwill.

   Venezuela: On June 27, 2000, the Company acquired the Venezuelan consulting business of a KPMG International member firm for $1,854. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in the allocation of $100 to assembled workforce and $3,047 to goodwill.

   Argentina: On June 30, 2000, the Company acquired the Argentine consulting business of a KPMG International member firm for $5,340. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in the allocation of $400 to assembled workforce and $6,321 to goodwill (see Note 9).

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


   Colombia: On July 28, 2000, the Company acquired the Colombian consulting business of a KPMG International member firm for $490. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in $1,021 of goodwill.

   Ireland: On September 15, 2000, the Company acquired the Irish consulting business of a KPMG International member firm for $35,880. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in the allocation of $1,450 to assembled workforce and $31,861 to goodwill (see Note
9).

   Peru: On September 22, 2000, the Company acquired the Peruvian consulting business of a KPMG International member firm for $1,181. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in $708 of goodwill.

   Brazil: On October 3, 2000, the Company acquired the Brazilian consulting business of a KPMG International member firm for $8,516. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in the allocation of $500 to assembled workforce and $12,024 to goodwill (see Note 9).

   Netherlands Antilles: On February 7, 2001, the Company acquired the Netherlands Antilles consulting business of a KPMG International member firm for $10,904. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in the allocation of $650 to assembled workforce and $14,786 to goodwill.

   The pro forma effects on operations of acquisitions were not material.

18. Employee Benefits

   The Company sponsors a qualified 401(k) defined contribution plan (the "Plan") covering substantially all of its employees. Participants are permitted (subject to a maximum permissible contribution under the Internal Revenue Code for calendar year 2001 of ten thousand, five hundred dollars) to contribute up to 20% of their earnings to the Plan. Matching contributions by the Company are discretionary and range between 0%-50% of the first 6% of employees' earnings contributions. Company contributions for the five months ended June 30, 2000 and the year ended June 30, 2001 were $1,966 and $13,640, respectively (see
Note 12).

   The Company offers to substantially all our full-time employees an employee stock purchase plan. These employees are eligible to use up to 15% of their regular compensation (subject to a twenty-five thousand dollar calendar year limit under the Internal Revenue Code) to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value of our common stock at the beginning of an offering period and the fair market value of our common stock at the end of each six month purchase period within this offering period. The first offering period began on February 8, 2001 and will end on January 31, 2003. Succeeding 24 month offering periods will follow at six-month intervals. The maximum number of shares of our common stock that may be purchased under our employee stock purchase plan is 3,776,096 shares, plus an annual increase on the first day of each of the Company's fiscal years beginning July 1, 2001 and ending June 30, 2026.

19. Reduction in Workforce

   In April, 2001, the Company recorded a $19,968 charge for severance and termination benefits related to a reduction in workforce. The reduction in workforce affected approximately 575 employees and was the result of aligning the Company's workforce with market demand for certain types of services. All of the affected employees have been terminated and are no longer employed by the Company. At June 30, 2001, approximately $4,200 of the accrual remains and will be paid in cash by February 2003.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)


20. Segment Information

   The Company's segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Segments were determined based on the six groups in which the Company has industry-specific knowledge. The Company's chief operating decision maker, the Chairman and Chief Executive Officer, evaluates performance and allocates resources based upon the industry groups. Accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 2). Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Inter-segment sales were made at prices approximating current market value.

                                               Depreciation
                                                    &        Interest   Operating               Capital
                                     Revenues  Amortization Expense (2)  Income    Assets (3) Expenditures
                                    ---------- ------------ ----------- ---------  ---------- ------------
Year Ended June 30, 1999
Financial Services................. $  520,451   $ 4,179      $ 6,125   $ 176,551   $ 51,936    $ 5,410
Consumer and Industrial Markets....    406,826     6,317        5,988     122,788     50,664      4,337
Public Services....................    554,714     6,266       13,995     123,812    151,134      8,644
High Tech..........................    174,393     3,741        2,573      53,909     25,250      1,837
Communications and Content.........    175,514     2,273        3,084      47,693     28,473      2,463
Health Care........................    121,866     1,941        2,133      39,340     13,835      1,020
Corporate/Other (1)................     27,772     1,422       (8,741)   (309,820)   170,899        190
                                    ----------   -------      -------   ---------   --------    -------
   Total........................... $1,981,536   $26,139      $25,157   $ 254,273   $492,191    $23,901
                                    ==========   =======      =======   =========   ========    =======

Seven Months Ended January 31, 2000
Financial Services................. $  291,976   $ 3,287      $ 3,906   $  84,201   $ 80,420    $ 2,756
Consumer and Industrial Markets....    200,637     3,625        3,056      51,693     59,263      1,450
Public Services....................    398,435     3,487       11,669     122,857    208,287      3,373
High Tech..........................    140,107     4,744        1,937      37,979     17,425      1,779
Communications and Content.........    157,839     1,176        2,552      29,794     97,796      2,296
Health Care........................     55,579       571        1,042      13,842     20,965        402
Corporate/Other (1)................     20,245     5,514        3,177    (208,389)   236,935      4,311
                                    ----------   -------      -------   ---------   --------    -------
   Total........................... $1,264,818   $22,404      $27,339   $ 131,977   $721,091    $16,367
                                    ==========   =======      =======   =========   ========    =======

Five Months Ended June 30, 2000
Financial Services................. $  235,350   $ 2,195      $ 3,797   $  44,824   $ 81,427    $ 2,962
Consumer and Industrial Markets....    154,404     1,797        2,346      26,190     48,154        654
Public Services....................    314,610     3,554        9,196      58,632    199,637      2,331
High Tech..........................    125,496     4,217        2,194      19,130     42,163      4,276
Communications and Content.........    179,768     2,843        3,413      29,215    123,950      7,896
Health Care........................     39,656       421          825       2,915     16,293        101
Corporate/Other (1)................     55,882     5,622       (5,465)   (142,990)   440,014         --
                                    ----------   -------      -------   ---------   --------    -------
   Total........................... $1,105,166   $20,649      $16,306   $  37,916   $951,638    $18,220
                                    ==========   =======      =======   =========   ========    =======

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

              (in thousands, except share and per share amounts)

                                           Depreciation
                                                &        Interest   Operating               Capital
                                 Revenues  Amortization Expense (2)  Income    Assets (3) Expenditures
                                ---------- ------------ ----------- ---------  ---------- ------------

Year Ended June 30, 2001
Financial Services............. $  458,970   $ 3,727     $  9,120   $  59,197   $ 57,367    $ 1,639
Consumer and Industrial Markets    339,423     3,930        4,948      78,214     45,565      1,118
Public Services................    804,759     7,106       16,893     231,899    177,305      3,739
High Tech......................    404,332     7,475        6,421     112,788    103,943      1,287
Communications and Content.....    524,767     7,302       12,639     127,405    128,977      9,384
Health Care....................     84,940       552        1,001      22,002      3,283        142
Corporate/Other (1)............    238,633    30,930      (33,847)   (410,576)   483,195     27,000
                                ----------   -------     --------   ---------   --------    -------
   Total....................... $2,855,824   $61,022     $ 17,175   $ 220,929   $999,635    $44,309
                                ==========   =======     ========   =========   ========    =======

--------
(1)Corporate/Other includes our investment in our affiliated company (QCS), which is not specific to any individual segment, and our international operations. It also includes infrastructure costs.
(2)Interest expense is allocated to the industry segments based on accounts receivable and unbilled revenues.
(3)Industry segment assets include only accounts receivable, unbilled revenues and certain property and equipment directly attributed to the industry segment. All other assets are not allocated to industry segments and are deemed to be corporate assets.

   Corporate/Other revenues are primarily attributed to international operations for all periods. Long-lived assets in international locations were not significant at June 30, 1999, $8,981 at June 30, 2000, and $9,019 at June 30, 2001.

   The Company's public services industry segment has a significant percentage of their engagements performed on a fixed-price or fixed-time basis and derives revenues from departments and agencies of the United States government. While most of our government agency clients have the ability to unilaterally terminate their contracts, the Company's relationships are generally not with political appointees; and the Company has not typically experienced a loss of federal government business with a change of administration. U.S. Federal government revenues accounted for 11.3%, and 12.8%, and 16.9% of the Company's revenues for fiscal 1999, 2000, and 2001, respectively.

21. Subsequent Events

   On August 2, 2001, the Company acquired a regional consulting practice in Southeast Asia, consisting of consultancies in Hong Kong, Malaysia, Singapore and Taiwan, from certain KPMG International member firms for approximately $16,900. The Company is currently in the process of determining the allocation of the purchase price to the acquired assets and liabilities. Preliminary data indicated that the excess of purchase price over net liabilities assumed was approximately $18,200.

   On August 7, 2001, the Company announced a stock repurchase program of up to $100 million of the Company's outstanding common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Finance Disclosure

   There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                   PART III.

   The information required by Items 10, 11, 12 and 13 (except for certain information regarding executive officers that is called for by Item 10, which information is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before October 1, 2001.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


     (a)(1). The financial statements of the Company required in response to this Item are incorporated by reference from Item 8 of this Report.

     (a)(2). Not applicable.

(a)(3).      See the exhibits listed below under Item 14 (c) and Financial Statement Schedule under Item 14(d).

(b).         Not applicable.

     (c).    Exhibit Index

Exhibit No.                                           Description
-----------                                           -----------
   3.1      Amended and Restated Certificate of Incorporation of Registrant, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company's Form 10-Q for the quarter ending March 31, 2001 filed on May 15, 2001.

   3.2      Amended and Restated Bylaws of the Registrant, which is incorporated herein by reference to
            Exhibit 3.2 from the Company's Registration Statement on Form S-1 (Registration No. 333-
            36328, which is contained in Commission File No. 000-31351) (referred to below as "the
            Company's Form S-1").

  10.1      Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP,
            KPMG Consulting, LLC and the Registrant, which is incorporated herein by reference to Exhibit
            10.1 to the Company's Form 10-Q for the quarter ending March 31, 2001 filed on May 15, 2001.

  10.2      Limited License Agreement between the Registrant and KPMG International, which is incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ending March 31, 2001 filed on May 15, 2001.

  10.3      Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG
            Consulting, LLC and the Registrant, which is incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ending March 31, 2001 filed on May 15, 2001.

  10.4      Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG
            Consulting, LLC and the Registrant, which is incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ending March 31, 2001 filed on May 15, 2001.

  10.5      Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company's Form S-1.


Exhibit No.                              Description
----------                               -----------
 10.6   Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company's Form S-1.

 10.7   Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company's Form S-1.

 10.8   Form of Managing Director Agreement, which is incorporated herein by reference to Exhibit 10.9 from the Company's Form S-1.

 10.9   Stock Purchase Agreement dated as of December 29, 1999 between Cisco Systems, Inc. and the
        Registrant, which is incorporated herein by reference to Exhibit 10.11 from the Company's Form S-1.

10.10   Investor Rights Agreement dated as of January 31, 2000 among KPMG LLP, Cisco Systems, Inc. and the Registrant, which is incorporated herein by reference to Exhibit 10.12 from the Company's
        Form S-1.

10.11   Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the
        Company's Form S-1.

10.12   Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems, Inc.
        and the Registrant.

10.13   Business Alliance Agreement, dated as of November 22, 1995, between KPMG LLP and Oracle
        Corporation, which is incorporated herein by reference to Exhibit 10.16 from the Company's
        Form S-1.

10.14   National Partner Agreement, dated as of September 20, 1993, between KPMG LLP and SAP America,
        Inc., which is incorporated herein by reference to Exhibit 10.17 from the Company's Form S-1.

10.15   Registrant's 2000 Long-Term Incentive Plan, amended as of March 30, 2001.

10.16   Registrant's Employee Stock Purchase Plan, which is incorporated herein by reference to Exhibit 4.3 from the Company's Registration Statement on Form S-8 (Registration No. 333-55354, which is contained in Commission File No. 000-31351).

10.17   Registrant's 401(k) Plan, which is incorporated herein by reference to Exhibit 10.20 from the
        Company's Form S-1.

10.18   Amendment #1 to Registrant's 401(k) Plan, which is incorporated herein by reference to Exhibit 4.4 from the Company's Registration Statement on Form S-8 (Registration No. 333-55380, which is contained in Commission File No. 000-31351).

10.19   Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications
        International Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest
        Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company's
        Form S-1.

10.20   Credit Agreement, amended and restated as of May 21, 2001.

10.21   First Amendment, dated as of August 2, 2001, to Credit Agreement, amended and restated as of
        May 21, 2001.

 21.1   List of subsidiaries of the Registrant.

 23.1   Consent of Grant Thornton LLP

 99.1   Factors Affecting Future Financial Results

 (d).  Financial Statement Schedule

                        REPORT OF INDEPENDENT CERTIFIED
                        PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors and Stockholders
  KPMG Consulting, Inc.

In connection with our audit of the financial statements of KPMG Consulting, Inc. (successor to the consulting business of KPMG LLP) referred to in our report dated August 7, 2001, which is included in this annual report on Form 10-K for the year ended June 30, 2001, we have also audited Schedule II for the year ended June 30, 1999, for the seven months ended January 31, 2000 and the five months ended June 30, 2000 and the year ended June 30, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

New York, New York
August 7, 2001

Schedule II
Valuation and Qualifying Accounts

                                    Balance at  Charge to               Balance at
                                    Beginning   Costs and   Deductions-    End
Allowance for Doubtful Accounts     of Period  Expenses (a) Write Offs  of Period
-------------------------------     ---------- ------------ ----------- ----------
                                                    (in thousands)
Year ended June 30, 1999...........  $ 2,100     $ 7,816     $ (6,416)   $ 3,500
Seven months ended January 31, 2000    3,500       6,635       (5,235)     4,900
Five months ended June 30, 2000....    4,900      12,881      (10,781)     7,000
Year ended June 30, 2001...........    7,000      63,157      (42,690)    27,467

--------
(a)Expense reflected in other costs of service in the Combined/Consolidated Financial Statements

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KPMG CONSULTING, INC.

                                             /s/ RANDOLPH C. BLAZER
                                          By: _________________________________
                                             Randolph C. Blazer,
                                             Chairman of the Board, Chief
                                             Executive Officer and President
Date: September 28, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                 Signature                                Title                       Date
                 ---------                                -----                       ----

Principal Executive Officer and Director:   Chairman of the Board, Chief       September 28, 2001
                                              Executive Officer and President
        By: /s/ RANDOLPH C. BLAZER
-------------------------------------------
            Randolph C. Blazer

Principal Financial and Accounting Officer: Executive Vice President and Chief September 28, 2001
                                              Financial Officer
        By: /s/ ROBERT C. LAMB, JR.
-------------------------------------------
            Robert C. Lamb, Jr.

Board of Directors:                         Director                           September 28, 2001

         By: /s/ DOUGLAS C. ALLRED
-------------------------------------------
             Douglas C. Allred

          By: /s/ WOLFGANG KEMNA            Director                           September 28, 2001
-------------------------------------------
              Wolfgang Kemna

        By: /s/ RODERICK C. MCGEARY         Director                           September 28, 2001
-------------------------------------------
            Roderick C. McGeary

          By: /s/ AFSHIN MOHEBBI            Director                           September 28, 2001
-------------------------------------------
              Afshin Mohebbi

          By: /s/ JAY H. NUSSBAUM           Director                           September 28, 2001
-------------------------------------------
              Jay H. Nussbaum

Exhibit No.                                           Description
-----------                                           -----------
    3.1     Amended and Restated Certificate of Incorporation of Registrant, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company's Form 10-Q for the quarter ending March 31, 2001 filed on May 15, 2001.

    3.2     Amended and Restated Bylaws of the Registrant, which is incorporated herein by reference to
            Exhibit 3.2 from the Company's Registration Statement on Form S-1 (Registration No. 333-
            36328, which is contained in Commission File No. 000-31351) (referred to below as "the
            Company's Form S-1").

   10.1     Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP,
            KPMG Consulting, LLC and the Registrant, which is incorporated herein by reference to Exhibit
            10.1 to the Company's Form 10-Q for the quarter ending March 31, 2001 filed on May 15, 2001.

   10.2     Limited License Agreement between the Registrant and KPMG International, which is incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ending March 31, 2001 filed on May 15, 2001.

   10.3     Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG
            Consulting, LLC and the Registrant, which is incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarter ending March 31, 2001 filed on May 15, 2001.

   10.4     Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG
            Consulting, LLC and the Registrant, which is incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ending March 31, 2001 filed on May 15, 2001.

   10.5     Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company's Form S-1.

   10.6     Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company's Form S-1.

   10.7     Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company's Form S-1.

   10.8     Form of Managing Director Agreement, which is incorporated herein by reference to Exhibit 10.9 from the Company's Form S-1.

   10.9     Stock Purchase Agreement dated as of December 29, 1999 between Cisco Systems, Inc. and the
            Registrant, which is incorporated herein by reference to Exhibit 10.11 from the Company's Form
            S-1.

  10.10     Investor Rights Agreement dated as of January 31, 2000 among KPMG LLP, Cisco Systems, Inc.
            and the Registrant, which is incorporated herein by reference to Exhibit 10.12 from the
            Company's Form S-1.

  10.11     Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG
            LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the
            Company's Form S-1.

  10.12     Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems,
            Inc. and the Registrant.

  10.13     Business Alliance Agreement, dated as of November 22, 1995, between KPMG LLP and Oracle
            Corporation, which is incorporated herein by reference to Exhibit 10.16 from the Company's
            Form S-1.

  10.14     National Partner Agreement, dated as of September 20, 1993, between KPMG LLP and SAP
            America, Inc., which is incorporated herein by reference to Exhibit 10.17 from the Company's
            Form S-1.

  10.15     Registrant's 2000 Long-Term Incentive Plan, amended as of March 30, 2001.

Exhibit No.                                           Description
-----------                                           -----------

  10.16     Registrant's Employee Stock Purchase Plan, which is incorporated herein by reference to Exhibit
            4.3 from the Company's Registration Statement on Form S-8 (Registration No. 333-55354, which is contained in Commission File No. 000-31351).

  10.17     Registrant's 401(k) Plan, which is incorporated herein by reference to Exhibit 10.20 from the
            Company's Form S-1.

  10.18     Amendment #1 to Registrant's 401(k) Plan, which is incorporated herein by reference to
            Exhibit 4.4 from the Company's Registration Statement on Form S-8 (Registration No. 333-
            55380, which is contained in Commission File No. 000-31351).

  10.19     Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications
            International Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest
            Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the
            Company's Form S-1.

  10.20     Credit Agreement, amended and restated as of May 21, 2001.

  10.21     First Amendment, dated as of August 2, 2001, to Credit Agreement, amended and restated as of
            May 21, 2001.

   21.1     List of subsidiaries of the Registrant.

   23.1     Consent of Grant Thornton LLP

   99.1     Factors Affecting Future Financial Results