Form 10-Q
period 2001-09-30
KPMG CONSULTING INC
filed 2001-11-14
CIK 1113247

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                ---------------

                                   FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for quarterly period ended September 30, 2001

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period _________ to __________

                       Commission File Number 000-31351

                             KPMG CONSULTING, INC.
            (Exact name of registrant as specified in its charter)

                           DELAWARE                                          22-3680505
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

             1676 International Drive, McLean, VA                              22102

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

              YES        X                   NO _________________
                  ----------------

The number of shares of common stock of the Registrant outstanding as of October 31, 2001 was 156,779,722.

                             KPMG CONSULTING, INC.

                        QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPEMBER 30, 2001

                               TABLE OF CONTENTS

PART I - FINANCIAL STATEMENTS

Item 1: Financial Statements (unaudited)
Consolidated Condensed Statements of Operations for the Three Months Ended September 30,
2001 and 2000....................................................................................    3

Consolidated Condensed Balance Sheets as of September 30, 2001 and June 30, 2001.................    4

Consolidated Condensed Statements of Cash Flows for the Three Months Ended September 30,
2001 and 2000....................................................................................    5

Notes to Consolidated Condensed Financial Statements.............................................    6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
Operations.......................................................................................   11

Item 3: Quantitative and Qualitative Disclosure about Market Risk................................   15

PART II - OTHER INFORMATION:

Item 1: Legal Proceedings........................................................................   15

Item 6: Exhibits.................................................................................   15

SIGNATURES.......................................................................................   17

PART I, ITEM 1. - FINANCIAL STATEMENTS

                             KPMG CONSULTING, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                                     Three Months        Three Months
                                                                        Ended              Ended
                                                                    September 30,       September 30,
                                                                        2001                2000
                                                                   ---------------     --------------
Revenues                                                           $      608,891       $    679,436

Costs of Service:
   Professional compensation                                              245,086            282,560
   Other direct contract expenses                                         144,193            149,972
   Other costs of service                                                  55,648             68,141
                                                                   --------------       ------------
        Total costs of service                                            444,927            500,673
                                                                   --------------       ------------

Gross margin                                                              163,964            178,763

Amortization of goodwill                                                        -              3,912
Selling, general and administrative expenses                              119,932            113,894
                                                                   --------------       ------------

Operating income                                                           44,032             60,957

Interest (income) expense, net                                               (147)             4,619
Equity in losses of affiliate and other, net                                    -             12,635
                                                                   --------------       ------------

Income before taxes                                                        44,179             43,703
Income tax expense                                                         21,863             23,170
                                                                   --------------       ------------
Income before cumulative effect of change
   in accounting principle                                                 22,316             20,533

Cumulative effect of change in accounting principle                       (79,960)                 -
                                                                   --------------       ------------

Net income (loss)                                                         (57,644)            20,533

Dividend on Series A Preferred Stock                                            -             15,836
                                                                   --------------       ------------

Net income (loss) applicable to common stockholders                $      (57,644)      $      4,697
                                                                   ==============       ============

Earnings (loss) per share - basic and diluted:
   Income before cumulative effect of change
     in accounting principle applicable to common                  $         0.14       $       0.06
     stockholders
   Cumulative effect of change in accounting principle                      (0.50)                 -
                                                                   --------------       ------------
   Net income (loss) applicable to common stockholders             $        (0.36)      $       0.06
                                                                   ==============       ============
   Weighted average shares - basic and diluted                        158,331,525         75,831,700
                                                                   ==============       ============

The accompanying notes are an integral part of these financial statements.

                             KPMG CONSULTING, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                             September 30,        June 30,
                                                                                 2001               2001
                                                                            --------------    --------------
                                                                              (unaudited)
                                    ASSETS
Current Assets:
   Cash and cash equivalents                                                $       40,354     $      45,914
   Accounts receivable, net                                                        372,269           377,476
   Unbilled revenues, net                                                          186,285           180,355
   Prepaid and other current assets                                                 75,215           101,014
                                                                            --------------    --------------

        Total current assets                                                       674,123           704,759

Property and equipment, net                                                         68,131            66,947
Goodwill and other intangible assets, net                                          124,307           189,383
Other assets                                                                        31,412            38,546
                                                                            --------------    --------------

        Total assets                                                        $      897,973     $     999,635
                                                                            ==============    ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                                         $       10,494     $      11,594
   Acquisition obligation                                                           15,000            15,000
   Accounts payable                                                                 62,757            65,632
   Accrued payroll and related liabilities                                         129,390           174,884
   Other current liabilities                                                       106,563            86,999
                                                                            --------------    --------------

        Total current liabilities                                                  324,204           354,109

Notes payable, less current portion                                                  1,846             1,846
Other liabilities                                                                   10,269            11,568
                                                                            --------------    --------------

        Total liabilities                                                          336,319           367,523

Stockholders' Equity:
   Preferred Stock, $.01 par value 10,000,000 shares authorized                          -                 -
   Common Stock, $.01 par value 1,000,000,000 shares authorized, 160,018,640 shares issued on September 30, 2001 and 158,568,922 shares issued on June
     30, 2001 (including 999,006 shares reserved on September 30, 2001 and June
     30, 2001, and 2,240,000 treasury shares on September 30, 2001)                  1,590             1,576
   Additional paid-in capital                                                      668,971           656,293
   Accumulated deficit                                                             (72,167)          (14,523)
   Notes receivable from stockholders                                               (8,068)           (7,950)
   Accumulated other comprehensive loss                                             (2,644)           (3,284)
   Common stock held in treasury, at cost                                          (26,028)                -
                                                                            --------------    --------------
        Total stockholders' equity                                                 561,654           632,112
                                                                            --------------    --------------

        Total liabilities and stockholders' equity                          $      897,973     $     999,635
                                                                            ==============    ==============

The accompanying notes are an integral part of these financial statements.

                             KPMG CONSULTING, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                               Three Months          Three Months
                                                                                  Ended                  Ended
                                                                               September 30,         September 30,
                                                                                    2001                  2000
                                                                              -------------------  -------------------
Cash flows from operating activities:
   Net income (loss)                                                          $           (57,644)  $           20,533
   Adjustments to reconcile to net cash provided by (used in) operating activities:
     Cumulative effect of change in accounting principle                                   79,960                    -
     Deferred income taxes and other                                                         (159)              (7,322)
     Equity in losses of affiliate and other                                                    -               12,635
     Depreciation and amortization                                                         10,084               13,224
   Changes in assets and liabilities:
     Accounts receivable                                                                    6,577             (185,556)
     Unbilled revenues                                                                     (5,707)              67,845
     Prepaid expenses and other current assets                                              7,941                  372
     Other assets                                                                          10,744               (2,147)
     Accrued payroll and related liabilities                                              (48,679)               7,663
     Accounts payable and other current liabilities                                        27,815               50,602
     Distribution payable to managing directors                                                 -              (73,230)
                                                                              -------------------  -------------------
        Net cash provided by (used in) operating activities                                30,932              (95,381)
                                                                              -------------------  -------------------

Cash flows from investing activities:
     Purchases of property and equipment                                                   (7,049)              (8,766)
     Businesses acquired, net of cash acquired                                             (6,595)              (1,271)
     Purchases of other intangible assets                                                  (4,403)                (123)
     Investment in affiliate                                                                    -               (4,945)
     Purchases of equity investments                                                            -               (7,500)
                                                                              -------------------  -------------------
        Net cash used in investing activities                                             (18,047)             (22,605)
                                                                              -------------------  -------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                                12,692                    -
     Purchase of treasury shares                                                          (26,028)                   -
     Proceeds from notes payable                                                                -              165,060
     Repayment of notes payable                                                            (3,017)              (6,564)
     Repayment of acquisition obligations                                                       -              (34,380)
     Repurchase of minority interest in subsidiary                                         (2,092)                   -
     Notes receivable from stockholders                                                         -                 (211)
     Dividends paid on Series A Preferred Stock                                                 -              (13,082)
                                                                              -------------------  -------------------
        Net cash provided by (used in) financing activities                               (18,445)             110,823
                                                                              -------------------  -------------------

Net decrease in cash and cash equivalents                                                  (5,560)              (7,163)

Cash and cash equivalents - beginning of period                                            45,914               26,991
                                                                              -------------------  -------------------
Cash and cash equivalents - end of period                                     $            40,354  $            19,828
                                                                              ===================  ===================

Supplementary cash flow information:
   Interest paid                                                              $               222  $             6,937
   Taxes paid                                                                               5,815               18,021

The accompanying notes are an integral part of these financial statements.

                             KPMG Consulting, Inc.
             Notes to Consolidated Condensed Financial Statements
             (in thousands, except shares and per share amounts)
                                  (Unaudited)


Note 1. Basis of Presentation

        The accompanying unaudited interim consolidated condensed financial statements of KPMG Consulting, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001, included in the Company's Annual Report on Form 10-K filed with the SEC. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. Certain prior period amounts have been reclassified to conform with the current period presentation.

        On January 17, 2001, our board of directors and stockholders approved a reverse stock split of approximately one share for every 5.045 shares effective immediately prior to our initial public offering. All share and per share amounts reflect this reverse stock split.

        On August 29, 2001, the Board of Directors of the Company adopted a shareholder rights plan. Under the plan, a dividend of one preferred share purchase right (a "Right") was declared for each outstanding share of common stock of the Company that was outstanding on October 2, 2001. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of Series A Junior Participating Preferred Stock (the "Preferred Shares") at a price of $90 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are traded with the common stock and are not exercisable until the occurrence of certain specified events (relating to certain actual or prospective changes in ownership interests in the Company's common stock of 15 percent or more). Until such specified events occur, the Board of Directors may redeem the Rights for $0.01 per Right. The Rights will expire on October 2, 2011.



Note 2. Segment Reporting

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

        Through fiscal 2001 the company provided consulting services through six major industry groups in which it has significant industry-specific knowledge. Effective July 1, 2001, the Company transferred the health care group's businesses into high technology and public services; accordingly the company now provides services through five major industry groups. Additionally, Canada was transferred from International to the five industry groups, resulting in a North American region. Prior year information has been reclassified to reflect these changes.

Industry Results
                                            Three Months                      Three Months
                                               Ended                             Ended
                                        September 30, 2001                 September 30, 2000
                                   --------------------------------  ------------------------------

                                                     Operating                           Operating
                                     Revenue          Income            Revenue            Income
                                   -------------   --------------    --------------   ---------------
Public Services                    $     218,720   $       70,649    $   198,048      $     55,217
Financial Services                        67,705            8,136        138,701            26,396
Communications & Content                 133,347           41,287        119,767            30,065
High Tech                                 62,588           12,496         99,445            24,175
Consumer & Industrial Markets             84,355           22,150         91,324            20,017
International/Corporate (1)               42,176         (110,686)        32,151           (94,913)
                                   -------------   --------------    --------------   ---------------

Total                              $     608,891   $       44,032    $   679,436      $     60,957
                                   =============   ==============    ==============   ===============

(1) International/Corporate revenues are primarily attributable to international regions (Latin America, Asia Pacific and Ireland) for all periods. International/Corporate operating loss is principally due to infrastructure and shared services costs, as well as operating results of international regions.

 Note 3. Comprehensive Income

     The Company accounts for comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

                                                 Three Months       Three Months
                                                     Ended             Ended
                                                 September 30,      September 30,
                                                    2001                2000
                                               ----------------    ---------------
Income before cumulative effect of
 change in accounting principle                $     22,316        $   20,533
Cumulative effect of change in accounting
 principle                                          (79,960)                -
                                               ----------------    ---------------
Net income (loss)                                   (57,644)           20,533
Foreign currency translation adjustment,
 net of tax                                             640            (1,401)
                                               ----------------    ---------------
 Comprehensive income (loss)                   $    (57,004)       $   19,132
                                               ================    ===============

Note 4. Business Combinations

        On August 2, 2001, the Company acquired a regional consulting practice in Southeast Asia, consisting of businesses of KPMG International member firms in Hong Kong, Malaysia, Singapore and Taiwan for $16.9 million ($6.8 million cash was paid at closing). The preliminary allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $16.9 million to goodwill. Any adjustment to the allocation of the purchase price for this acquisition upon finalization of our valuation of these assets acquired and liabilities assumed is not expected to have a significant effect on our balance sheet.

        The acquisition has been accounted for as a purchase. The Company is in the process of allocating the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, in accordance with SFAS No. 141, "Business Combinations". The pro forma effects on operations were not material.

Note 5. Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

        Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives, will continue to be amortized over their useful lives.

        SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

        In connection with adopting this standard as of July 1, 2001, during the first quarter the Company completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various evaluation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $80.0 million, or $0.50 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change. The impairment charge resulted from a change in the criteria for the measurement of the impairment loss from an undiscounted cash flow, a method required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to a discounted cash flow method as required by SFAS No. 142 as the measurement technique resulted in the impairment charge.

        The adjustment of previously reported net income and earnings per share represents the recorded amortization of goodwill and other purchased intangibles (assembled workforce). The impact on net income, and basic and diluted net earnings per share for the quarter ended September 30, 2000 is set forth below:

Reconciliation of Net Income and Earnings Per Share
                                                                          Three Months Ended
                                                                              September 30,
                                                                     -----------------------------
                                                                          2001          2000
                                                                     -----------------------------
Reported income before cumulative effect of change in accounting
   principle                                                         $     22,316  $     20,533
Add back goodwill amortization, net of tax                                      -         2,861
                                                                     ------------- -------------
Adjusted income before cumulative effect of change in accounting
   principle                                                               22,316        23,394
Cumulative effect of change in accounting principle                       (79,960)            -
                                                                     ------------- -------------
Adjusted net income (loss)                                                (57,644)       23,394
Series A Preferred Stock dividends                                              -        15,836
                                                                     ------------- -------------
Adjusted income (loss) applicable to common stockholders             $    (57,644) $      7,558
                                                                     ============= =============

Basic and diluted earnings per share:
Reported income before cumulative effect of change in accounting
   principle applicable to common stockholders                       $       0.14  $       0.06
Add back goodwill amortization, net of tax                                      -          0.04
                                                                     ------------- -------------
Adjusted income before cumulative effect of change in accounting
   principle applicable to common stockholders                               0.14          0.10
Cumulative effect of change in accounting principle                         (0.50)            -
                                                                     ------------- -------------
Adjusted income (loss) applicable to common stockholders             $      (0.36) $       0.10
                                                                     ============= =============
Weighted average shares - basic and diluted                           158,331,525    75,831,700
                                                                     ============= =============

The changes in the carrying amount of goodwill for the quarter ended September 30, 2001 are as follows:

                                                                      Transitional
                                         Balance                      Impairment                     Balance
                                     June 30, 2001   Additions(a)       Charge       Other(b)   September 30, 2001
                                     -------------   ------------     -----------  ----------   ------------------
Public Services                      $      12,616   $         -      $       -    $    (681)   $           11,935
Financial Services                           3,028             -              -         (142)                2,886
Communications & Content                     9,349             -              -       (1,107)                8,242
High Tech                                    2,488             -              -         (562)                1,926
Consumer & Industrial Markets                9,178             -              -         (908)                8,270
International/Corporate                     99,118        16,930         (79,960)        744                36,832
                                     -------------   ------------     -----------  ----------   ------------------
Total (c)                            $     135,777   $    16,930      $ (79,960)   $  (2,656)   $           70,091
                                     =============   ============     ===========  ==========   ==================

(a) Additions primarily related to the acquisition of a regional consulting practice in Southeast Asia (see note 4).
(b) Other relates primarily to the reversal of deferred taxes no longer required due to adoption of SFAS No. 142.
(c) After adopting SFAS No. 142, on July 1, 2001, goodwill had gross and net carrying values of $92,565 and $52,417, respectively, all of which was no longer subject to amortization. As described in Note 4, the Company has not yet completed its allocation of the purchase price of the regional consulting practice in Southeast Asia, and has not determined the amount of intangible assets subject to amortization.

Note 6.  Reduction in Workforce

        In April 2001, the Company recorded a $19,968 charge for severance and termination benefits related to a reduction in workforce of which an accrual of $4,200 remained at June 30, 2001. At September 30, 2001, approximately $2,300 remains and will be paid in cash by February 2003.

        On November 2, 2001 the Company announced an additional reduction in workforce as described in Note 7.

Note 7.  Subsequent Events

        On October 3, 2001, the Company acquired the consulting unit of the KPMG International member firm in Australia for approximately $29.0 million. The Company is currently in the process of determining the allocation of the purchase price to the acquired assets and liabilities.

        On November 2, 2001, the Company announced a worldwide reduction in workforce of between 300 and 400 personnel in order to balance workforce capacity with market demand for services. This action impacted approximately three percent of the Company's worldwide workforce. A pre-tax charge in the range of $15.0 million to $20.0 million will be recorded in the second quarter for severance and termination benefits.

                                  * * * * * *

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with the information contained in the Consolidated Condensed Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See the discussion relating to "Forward-Looking Statements" below.

Company Overview

        We are one of the world's largest consulting firms with nearly 10,000 employees. We serve over 2,500 clients, including global 2000 companies, Fortune 1000 companies, small and medium-sized businesses, government agencies and other organizations. We provide our clients with a range of service offerings that combine industry specific business strategy and operational improvements, technology selection and implementation. Our service offerings are designed to help our clients generate revenues, improve efficiency and contain costs.

        These services include:

          .  business and technology strategy;
          .  process design and operations improvement;
          .  systems integration;
          . network integration and infrastructure; and . outsourcing.

        We provided consulting services through six industry groups in which we have specific industry knowledge through June 30, 2001. Effective July 1, 2001, we transferred the health care group's businesses into high technology and public services; accordingly, we now provide our services through five industry groups. These groups are public services, financial services, communications and content, high technology, and consumer and industrial markets. These groups comprise the North American region. In addition, we have multi-national operations covering Latin America, Asia Pacific, Ireland and Israel.

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

        The Company realized income before cumulative effect of change in accounting principle of $22.3 million, or $0.14 per share and net loss applicable to common stockholders of $57.6 million (after deducting an $80.0 million charge representing the cumulative effect of a change in accounting principle), or $0.36 per share, for the three months ended September 30, 2001 compared to net income applicable to common stockholders of $4.7 million, or $0.06 per share for the three months ended September 30, 2000.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues. Revenues decreased $70.5 million, or 10.4%, from $679.4 million in the three months ended September 30, 2000 to $608.9 million in the three months ended September 30, 2001.

This overall decrease is primarily attributable to a slowing economy and to a lesser extent the events of September 11th. The Public Services and Communications & Content groups realized double-digit growth over the first quarter of the prior year of 10.4% and 11.3%, respectively. However, this growth was more than offset by declining revenue in the Financial Services and High Technology groups of 51.2% and 37.1%, respectively. These decreases are a result of weakening market demand in these industries coupled with the postponement and cancellation of client projects. Additionally, International revenue grew $10.0 million or 31.2% over the three months ended September 30, 2000.

The Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter.

Gross Margin. Gross margin as a percentage of revenues was 26.9% for the three months ended September 30, 2001. This reflects an increase from 26.3% for the three months ended September 30, 2000. The 0.6% increase in gross margin percentage was primarily due to a significant reduction in the Company's expenses as a result of an increased focus on expense control.

In dollar terms, gross margin decreased by $14.8 million, or 8.3%, from $178.8 million for the three months ended September 30, 2000 to $164.0 million for the three months ended September 30, 2001. The decrease in dollar terms was due to the $70.5 million decrease in revenues described above, coupled with:

    . A net decrease in professional compensation of $37.5 million, or 13.3%, from $282.6 million to $245.1 million, partially due to the Company reducing its North American workforce by 575 people in the fourth quarter of fiscal 2001, as well as, lower levels of incentive compensation accruals.

    . A net decrease in other direct contract expense of approximately $5.8 million, or 3.9%, from $150.0 million to $144.2 million, primarily due to a decrease in travel related expenses, due in part to the events of September 11th. Subcontractor usage remained level as the Company continued its practice of utilizing subcontractors to supplement our existing consultants in order to manage through this period of economic uncertainty.

    . A net decrease in other costs of service of $12.5 million, or 18.3% from $68.1 million to $55.6 million, primarily due to a decrease in training and recruiting costs of $5.6 million and $2.3 million, respectively. These costs have decreased as a result of the Company significantly reducing costs due to reduced activity levels needed to sustain the business. Additionally, bad debts expense decreased $1.7 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $119.9 million for the three months ended September 30, 2001. This reflects an increase of $6.0 million, or 5.3%, from $113.9 million which is primarily due to increased infrastructure costs of $14.2 million as a result of the Company's infrastructure build out. This increase is partially offset by a $5.8 million decrease in practice development expenses as a result of tighter expense control and the events of September 11th.

Interest (Income) Expense, Net. Interest (income) expense, net, decreased $4.8 million, or 103.2%, from $4.6 million to $(0.1) million for the three months ended September 30, 2000 and 2001, respectively. This decrease was due to a repayment of all outstanding borrowings under our credit facility of $205 million at September 30, 2000, resulting from the use of proceeds from our initial public offering and improvements made in our management of client billings and collections. This improvement is evidenced by the reduction in our days sales outstanding from 94 days at September 30, 2000 to 70 days in the current quarter.

Equity in Losses of Affiliates. Equity in losses of affiliates, which related to our equity investment in Qwest Cyber.Solutions ("QCS") for the three months ended September 30, 2000, decreased $12.7 million, or 100%. We incurred no losses relating to QCS in the three months ended September 30, 2001, because we redeemed our equity interest in QCS on December 27, 2000.

Income Tax Expense. For the three months ended September 30, 2001, the Company earned operating income before taxes of $44.2 million and provided income taxes of $21.9 million. There was no tax benefit taken for the Company's $80.0 million charge for cumulative effect of change in accounting principle. For this period, the Company's effective tax rate was 49.5%.

Income before Cumulative Effect of Change in Accounting Principle. Income before cumulative effect of change in accounting principle increased by $1.8 million, from $20.5 million for the three months ended September 30, 2000, to $22.3 million for the three months ended September 30, 2001. Improved profitability reflects tighter expense control, elimination of goodwill amortization due to early adoption of SFAS No. 142, reduced financing costs, redemption of our equity interest in QCS, and a reduced effective tax rate. These factors were partially offset by increased costs of building our infrastructure functions.

Cumulative Effect of Change in Accounting Principle. The Company adopted
SFAS No. 142 during the quarter ended September 30, 2001. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, the Company did not amortize goodwill during the quarter ended September 30, 2001 and incurred a noncash transitional impairment charge of $80.0 million. This transitional impairment charge is a result of the change in accounting principles to measuring impairments on a discounted versus an undiscounted cash flow basis.

Preferred Stock Dividends. Series A Preferred Stock dividends totaling $15.8 million were recognized in the three months ended September 30, 2000. After December 31, 2000, the Company was no longer required to pay dividends on our Series A Preferred Stock because it was redeemed and converted in connection with our initial public offering.

Net (Loss) Income Applicable to Common Stockholders. Net loss applicable to common stockholders for the three months ended September 30, 2001, was $57.6 million or $0.36 per share. For the comparable period of the prior year, net income applicable to common stockholders was $4.7 million or $0.06 per share. The per share amounts of the income (loss) were further affected by the completion of our initial public offering on February 8, 2001, which increased the number of common shares outstanding by 82 million.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has primarily funded its operations through cash generated from operations. Additionally, the Company has borrowing arrangements available including a revolving credit facility with no outstanding balance at September 30, 2001 (not to exceed $100 million), a revolving line of credit facility with no outstanding balance at September 30, 2001 (not to exceed $100 million), as well as a note payable related to an accounts receivable financing facility with no outstanding balance at September 30, 2001 (not to exceed $200 million). The revolving credit facility and revolving line of credit facility expire on May 24, 2004 and May 20, 2002, respectively, while the accounts receivable financing facility permits "sales" of accounts receivable through May 21, 2003, subject to annual renewal. The credit facilities described above include covenants relating to the maintenance of certain financial ratios and restrictions on the Company's ability to pay dividends.

        Cash provided by operating activities during the three months ended September 30, 2001 was $30.9 million, principally due to decreases in prepaid expenses and other assets of $18.7 million, and cash operating results of $32.2 million offset by a net decrease in liabilities of $20.9 million.

        Cash used in investing activities during the three months ended September 30, 2001 was $18.0 million principally due to $7.0 million in purchases of property and equipment, $6.6 million paid in acquisitions, and $4.4 million of other intangible assets.

        Cash used in financing activities for the three months ended September 30, 2001 was $18.4 million, principally due to the purchase of 2.2 million treasury shares for $26.0 million, offset by proceeds of $12.7 million from the issuance of common stock primarily from the Company's employee stock purchase plan of $12.1 million.

        The Company believes that the cash provided from operations, borrowings available under the various facilities described above and existing cash and cash equivalents should be sufficient to meet working capital and capital expenditure needs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". This statement is effective for fiscal years beginning after December 15, 2001. This supersedes SFAS No. 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

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

In addition, these statements could be affected by general domestic and international economic and political conditions including slowdowns in the economy, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents. (For a more detailed discussion of certain of these factors, see Exhibit 99.1 to this Form 10-Q.)

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

ITEMS 2-5. NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits
    Reference is made to the Exhibit Index.

  (b) The Company filed one report on Form 8-K during the period of July 1, 2001 through the date of this report. The Form 8-K was filed on October 3, 2001 and related to the adoption of a shareholder rights plan.


                                 Exhibit Index
                                 -------------

4.1 Rights Agreement, dated as of October 2, 2001, between KPMG Consulting and EquiServe Trust Company, N.A., incorporated by reference from Exhibit 1.1 to the Company's Registration Statement on Form 8-A dated October 3, 2001.

4.2 Certificate of Designation of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form 8-A dated October 3, 2001.

99.1  Factors Affecting Future Financial Results

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KPMG Consulting, Inc.

By: /s/ Randolph C. Blazer          By: /s/ Robert C. Lamb, Jr.
__________________________________   __________________________________
        Randolph C. Blazer,                 Robert C. Lamb, Jr.,
   Chairman of the Board, Chief         Executive Vice President, Chief
      Executive Officer and                 Financial Officer and
          President                        Principal Financial and
    Dated: November 14, 2001                 Accounting Officer
                                         Dated: November 14, 2001