Form 10-Q
period 2001-12-31
KPMG CONSULTING INC
filed 2002-02-12
CIK 1113247

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                _________________

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended December 31, 2001.

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

                     YES     X           NO _______
                         ---------

The number of shares of common stock of the Registrant outstanding as of January 31, 2002 was 156,697,943.

                              KPMG CONSULTING, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements (unaudited)

Consolidated  Condensed Statements of Operations for the Three and Six Months Ended
December 31, 2001 and 2000 ...........................................................................  3

Consolidated Condensed Balance Sheets as of December 31, 2001 and June 30, 2001 ......................  4

Consolidated Condensed Statements of Cash Flows for the Six Months Ended
December 31, 2001 and 2000 ...........................................................................  5

Notes to Consolidated Condensed  Financial Statements ................................................  6

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations ...... 11

Item 3:  Quantitative and Qualitative Disclosure about Market Risk ................................... 18

PART II - OTHER INFORMATION:

Item 1:  Legal Proceedings ........................................................................... 18

Item 6:  Exhibits .................................................................................... 18

SIGNATURES ........................................................................................... 20

PART I, ITEM 1. - FINANCIAL STATEMENTS

                              KPMG CONSULTING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                     Three Months Ended               Six Months Ended
                                                                        December 31,                    December 31,
                                                                     2001            2000           2001              2000
                                                                 ------------    -----------    -------------     -----------
Revenues                                                         $    593,218    $   702,604    $   1,202,109     $ 1,382,040
Costs of service:

      Professional compensation                                       247,746        276,208          492,832         558,768
      Other direct contract expenses                                  155,543        196,589          299,736         346,561
      Other costs of service                                           57,000         78,005          112,648         146,146
                                                                 ------------    -----------    -------------     -----------
         Total                                                        460,289        550,802          905,216       1,051,475
                                                                 ------------    -----------    -------------     -----------

Gross margin                                                          132,929        151,802          296,893         330,565

Selling, general and administrative expenses                          114,815        111,086          234,748         228,891
                                                                 ------------    -----------    -------------     -----------

Operating income                                                       18,114         40,716           62,145         101,674

Interest (income) expense, net                                            (27)         5,560             (174)         10,178
Loss on redemption of equity interest in affiliate
      and equity in losses of affiliate                                     -         63,310                -          75,946
                                                                 ------------    -----------    -------------     -----------

Income (loss) before taxes                                             18,141        (28,154)          62,319          15,550
Income tax expense                                                     11,547          9,417           33,410          32,588
                                                                 ------------    -----------    -------------     -----------
Income (loss) before cumulative effect of change
      in accounting principle                                           6,594        (37,571)          28,909         (17,038)

Cumulative effect of change in accounting principle                         -              -          (79,960)              -
                                                                 ------------    -----------    -------------     -----------

Net income (loss)                                                       6,594        (37,571)         (51,051)        (17,038)

Dividend on Series A Preferred Stock                                        -         15,836                -          31,672
                                                                 ------------    -----------    -------------     -----------

Net income (loss) applicable to common stockholders              $      6,594    $   (53,407)   $     (51,051)    $   (48,710)
                                                                 ============    ===========    =============     ===========

Earnings (loss) per share - basic and diluted:
      Income (loss) before cumulative effect of change in
        accounting principle applicable to common stockholders   $       0.04    $     (0.70)   $        0.18     $     (0.64)
      Cumulative effect of change in accounting principle                   -              -            (0.50)              -
                                                                 ------------    -----------    -------------     -----------
      Net income (loss) applicable to common stockholders        $       0.04    $     (0.70)   $       (0.32)    $     (0.64)
                                                                 ============    ===========    =============     ===========
      Weighted average shares-basic and diluted                   158,340,791     75,760,067      158,823,499      75,795,884
                                                                 ============    ===========    =============     ===========


The accompanying notes are an integral part of these financial statements.

                              KPMG CONSULTING, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                         December 31,     June 30,
                                                                             2001           2001
                                                                         ------------    ----------
                                                                          (unaudited)

                                 ASSETS

Current assets:
      Cash and cash equivalents                                           $  101,008     $   45,914
      Accounts receivable, net                                               295,360        377,476
      Unbilled revenues, net                                                 144,451        180,355
      Prepaid and other current assets                                        92,263        101,014
                                                                          ----------     ----------

                Total current assets                                         633,082        704,759

Property and equipment, net                                                   65,532         66,947
Goodwill and other intangible assets, net                                    159,203        189,383
Other assets                                                                  32,869         38,546
                                                                          ----------     ----------

                Total assets                                              $  890,686     $  999,635
                                                                          ==========     ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of notes payable                                    $    8,781     $   11,594
      Acquisition obligation                                                  15,000         15,000
      Accounts payable                                                        53,528         65,632
      Accrued payroll and related liabilities                                139,881        174,884
      Other current liabilities                                               97,709         86,999
                                                                          ----------     ----------

                Total current liabilities                                    314,899        354,109

Notes payable, less current portion                                              629          1,846
Other liabilities                                                             10,208         11,568
                                                                          ----------     ----------

                Total liabilities                                            325,736        367,523

Stockholders' equity :
      Preferred Stock, $.01 par value 10,000,000 shares authorized                 -              -
      Common Stock, $.01 par value 1,000,000,000 shares authorized,
        160,018,728 shares issued on December 31, 2001 and
        158,568,922 shares issued on June 30, 2001 (including
        999,006 shares reserved on December 31, 2001 and June 30,
        2001, and 2,330,000 treasury shares on December 31, 2001)              1,590          1,576
      Additional paid-in capital                                             669,016        656,293
      Accumulated deficit                                                    (65,574)       (14,523)
      Notes receivable from stockholders                                     (10,094)        (7,950)
      Accumulated other comprehensive loss                                    (2,515)        (3,284)
      Common stock held in treasury, at cost                                 (27,473)             -
                                                                          ----------     ----------

                Total stockholders' equity                                   564,950        632,112
                                                                          ----------     ----------

                Total liabilities and stockholders' equity                $  890,686     $  999,635
                                                                          ==========     ==========

The accompanying notes are an integral part of these financial statements.

                              KPMG CONSULTING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                Six Months Ended
                                                                                                  December 31,
                                                                                               2001         2000
                                                                                            ----------    ---------
Cash flows from operating activities:
  Net income (loss)                                                                          $ (51,051)   $ (17,038)
  Adjustments to reconcile to net cash provided by (used in) operating activities:
    Cumulative effect of change in accounting principle                                         79,960            -
    Loss on redemption of equity interest in affiliate and equity in losses of affiliate             -       76,020
    Depreciation and amortization                                                               23,015       28,171
    Deferred income taxes and other                                                             (2,507)     (19,172)
  Changes in assets and liabilities:
    Accounts receivable                                                                         83,486     (127,332)
    Unbilled revenues                                                                           36,127       86,963
    Prepaid expenses and other current assets                                                   (7,677)      (2,096)
    Other assets                                                                                12,971        2,951
    Accrued payroll and related liabilities                                                    (38,316)      28,060
    Accounts payable and other current liabilities                                               6,305       55,606
    Distribution payable to managing directors                                                       -      (73,230)
                                                                                             ---------    ---------
      Net cash provided by operating activities                                                142,313       38,903
                                                                                             ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                                                        (12,497)     (17,195)
    Businesses acquired, net of cash acquired                                                  (33,179)      (2,536)
    Purchases of other intangible assets                                                       (14,641)        (443)
    Investment in affiliate                                                                          -       (9,945)
    Purchases of equity investments                                                             (2,234)      (7,500)
                                                                                             ---------    ---------
      Net cash used in investing activities                                                    (62,551)     (37,619)
                                                                                             ---------    ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                                                      12,737            -
    Repurchases of common stock                                                                (27,473)           -
    Proceeds from notes payable                                                                      -      386,360
    Repayment of notes payable                                                                  (5,947)    (336,022)
    Repayment of acquisition obligations                                                             -      (34,380)
    Repurchase of minority interest in subsidiary                                               (2,092)           -
    Notes receivable from stockholders                                                          (1,893)           -
    Dividends paid on Series A Preferred Stock                                                       -      (28,918)
                                                                                             ---------    ---------
      Net cash used in financing activities                                                    (24,668)     (12,960)
                                                                                             ---------    ---------

Net increase (decrease) in cash and cash equivalents                                            55,094      (11,676)

Cash and cash equivalents - beginning of period                                                 45,914       26,991
                                                                                             ---------    ---------

Cash and cash equivalents - end of period                                                    $ 101,008    $  15,315
                                                                                             =========    =========

Supplementary cash flow information:
  Interest paid                                                                              $     737    $  11,871
  Taxes paid                                                                                 $  29,295    $  80,674

The accompanying notes are an integral part of these financial statements.

                              KPMG Consulting, Inc.
              Notes to Consolidated Condensed Financial Statements
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

Note 1.       Basis of Presentation

         The accompanying unaudited interim consolidated condensed financial statements of KPMG Consulting, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001, included in the Company's Annual Report on Form 10-K filed with the SEC. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Industry Results

                                                                  Three Months Ended
                                                                     December 31,
                                                    2001                                  2000
                                       ---------------------------------      ------------------------------

                                                            Operating                           Operating
                                           Revenue            Income            Revenue          Income
                                       ----------------    -------------      -------------   --------------
Public Services                      $         236,621  $        76,381    $       193,639    $      49,046
Financial Services                              53,734            4,016            133,420           29,855
Communications & Content                       132,201           31,473            142,561           26,293
High Tech                                       50,122            7,269            111,636           25,124
Consumer & Industrial Markets                   73,973           13,572             88,380           18,732
International / Corporate (1)                   46,567         (114,597)            32,968         (108,334)
                                       ----------------    -------------      -------------     ------------

Total                                $         593,218  $        18,114    $       702,604    $      40,716
                                       ================    =============      =============     ============

                                                                   Six Months Ended
                                                                     December 31,
                                                      2001                               2000
                                       ---------------------------------      ------------------------------

                                                            Operating                           Operating
                                           Revenue            Income            Revenue          Income
                                       ----------------    -------------      -------------   --------------
Public Services                      $         455,341  $       147,030    $       391,687    $     104,263
Financial Services                             121,439           12,152            272,121           56,251
Communications & Content                       265,548           72,760            262,328           56,358
High Tech                                      112,710           19,765            211,081           49,299
Consumer & Industrial Markets                  158,328           35,722            179,704           38,749
International / Corporate (1)                   88,743         (225,284)            65,119         (203,246)
                                       ----------------    -------------      -------------     ------------

Total                                $       1,202,109  $        62,145    $     1,382,040    $     101,674
                                       ================    =============      =============     ============

(1) International/ Corporate revenues are primarily attributable to international regions (Latin America, Asia Pacific and Ireland) for all periods. International/ Corporate operating loss is principally due to infrastructure and shared services costs, as well as operating results of international regions.

Note 3.       Comprehensive Income

         The Company accounts for comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

Comprehensive Income

                                                        Three Months Ended              Six Months Ended
                                                           December 31,                   December 31,
                                                       2001            2000           2001            2000
                                                    ----------     ----------      ----------      ----------
Income (loss) before cumulative effect of change
  in acccounting principle                          $    6,594     $  (37,571)     $   28,909      $  (17,038)
Cumulative effect of change in accounting
  principle                                                  -              -         (79,960)              -
                                                    ----------     ----------      ----------      ----------
Net income (loss)                                        6,594        (37,571)        (51,051)        (17,038)
Foreign currency translation adjustment,
  net of tax                                               129            274             769          (1,127)
                                                    ----------     ----------      ----------      ----------
Comprehensive income (loss)                         $    6,723     $  (37,297)     $  (50,282)     $  (18,165)
                                                    ==========     ==========      ==========      ==========

Note 4.           Business Combinations

         On August 2, 2001, the Company acquired a regional consulting practice in Southeast Asia, consisting of businesses and marketing rights of KPMG International member firms in Hong Kong, Malaysia, Singapore and Taiwan for $16.9 million ($6.8 million cash was paid at closing). The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS No. 141, "Business Combinations," resulted in the allocation of $14.8 million to goodwill and $2.3 million to finite-lived intangibles.

         On October 3, 2001, the Company acquired the consulting practice of the KPMG International member firm in Australia for approximately $29.0 million (of which $26.2 million was paid in cash at closing). The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS No.141, resulted in the allocation of $18.9 million to goodwill and $10.8 million to finite lived intangibles.

         These acquisitions have been accounted for as purchases, in accordance with SFAS No. 141. The pro forma effects on operations were not material.

Note 5.           Adoption of SFAS No. 142, "Goodwill and Other Intangible
                  Assets"

         Effective July 1, 2001, the Company elected to early-adopt SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that have finite useful lives, will continue to be amortized over their useful lives.

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

     In connection with adopting this standard as of July 1, 2001, during the first quarter the Company completed step one of the test for impairment, which indicated that the carrying values of certain reporting units exceeded their estimated fair values, as determined utilizing various valuation techniques including discounted cash flow and comparative market analysis. Thereafter, given the indication of a potential impairment, the Company completed step two of the test. Based on that analysis, a transitional impairment loss of $80.0 million, or $0.50 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change. The transitional impairment charge resulted from a change in the criteria for the measurement of the impairment loss from undiscounted cash flows, a method required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to discounted cash flows as required by SFAS No. 142.

     Net income (loss), and basic and diluted net earnings (loss) per share for the three and six months ended December 31, 2000 are set forth below as if accounting for goodwill and other intangible assets had been accounted for in the same manner for all periods presented. The adjustment of previously reported net income (loss) and earnings (loss) per share represents the recorded amortization of goodwill and other purchased intangibles (assembled workforce).


Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share

                                                                     Three Months Ended                Six Months Ended
                                                                        December 31,                     December 31,
                                                              ------------------------------    ------------------------------
                                                                   2001           2000               2001             2000
                                                              -------------    -------------    -------------    -------------
Reported income (loss) before cumulative effect
  of change in accounting principle                           $       6,594    $     (37,571)   $      28,909    $     (17,038)
Add back goodwill amortization, net of tax                               --            3,614               --            6,475
                                                              -------------    -------------    -------------    -------------
Adjusted income (loss) before cumulative effect
 of change in accounting principle                                    6,594          (33,957)          28,909          (10,563)
Cumulative effect of change in accounting principle                      --               --          (79,960)              --
                                                              -------------    -------------    -------------    -------------
Adjusted net income (loss)                                            6,594          (33,957)         (51,051)         (10,563)
Series A Preferred Stock dividends                                       --           15,836               --           31,672
                                                              -------------    -------------    -------------    -------------
Adjusted income (loss) applicable to common stockholders      $       6,594    $     (49,793)   $     (51,051)   $     (42,235)
                                                              =============    =============    =============    =============


Earnings (loss) per share - basic and diluted:
Reported income (loss) before cumulative effect of change
  in accounting principle applicable to common stockholders   $        0.04    $       (0.70)   $        0.18    $       (0.64)
Add back goodwill amortization, net of tax                               --             0.05               --             0.09
                                                              -------------    -------------    -------------    --------------
Adjusted income (loss) before cumulative effect of change
  in accounting principle applicable to common stockholders            0.04            (0.65)            0.18            (0.55)
Cumulative effect of change in accounting principle                      --               --            (0.50)              --
                                                              -------------    -------------    -------------    --------------
Adjusted income (loss) applicable to common stockholders      $        0.04    $       (0.65)   $       (0.32)   $       (0.55)
                                                              =============    =============    =============    =============
Weighted average shares - basic and diluted                     158,340,791       75,760,067      158,823,499       75,795,884
                                                              =============    =============    =============    =============

     At December 31, 2001 the Company has $12.1 million of finite-lived intangible assets consisting primarily of purchased market rights, which are being amortized over a weighted average useful life of 4.4 years. The cost and accumulated amortization of these assets at December 31, 2001 are $13.1 million and $1.0 million, respectively.


The changes in the carrying amount of goodwill for the six months ended December 31, 2001 are as follows:


                                Balance                   Transitional                     Balance
                                June 30,                   Impairment                   December 31,
                                  2001    Additions (a)      Charge       Other (b)         2001
                                --------  -------------  -------------  -------------  --------------
Public Services                 $ 12,616   $         --  $          --    $     (681)  $     11,935
Financial Services                 3,028             --             --          (142)         2,886
Communications & Content           9,349             --             --        (1,107)         8,242
High Tech                          2,488             --             --          (562)         1,926
Consumer & Industrial Markets      9,178                                        (908)         8,270
International / Corporate         99,118         33,668        (79,960)         (518)        52,308
                                --------   ------------  -------------    ----------   ------------
Total (c)                       $135,777   $     33,668  $     (79,960)   $   (3,918)  $     85,567
                                ========   ============  =============    ==========   ============

(a) Additions related to the acquisition of the regional consulting practices in Southeast Asia and Australia (see Note 4).
(b) Other relates primarily to the reversal of deferred taxes no longer required due to adoption of SFAS No. 142.
(c) After adopting SFAS No. 142, on July 1, 2001, goodwill had gross and net carrying values of $89,166 and $52,417, respectively, all of which was no longer subject to amortization.


Note 6.   Reduction in Workforce

     In November 2001, the Company recorded a $17.7 million charge for severance and termination benefits related to a worldwide reduction in workforce and a $2.5 million charge related to the impairment of third-party software licenses. The reduction in workforce affected approximately 325 employees and was the result of aligning the Company's workforce with market demand for certain types of services. All of the affected employees have been terminated and are no longer employed by the Company.

A summary of the movements in the Company's accrual for severance and termination benefits from June 30, 2001 to December 31, 2001 is as follows:

                                                  Severance
                                                    Accrual
                                                 -------------
Balance at June 30, 2001(a)                      $       4,236
November charge                                         17,729
Payments                                               (15,200)
                                                 -------------

Balance at December 31, 2001(b)                  $       6,765
                                                 =============


(a) Balance relates to the Company's reduction in force in April 2001.
(b) The remaining payments will be made in cash by February 2003.

Note 7.   Subsequent Events

     On February 1, 2002 the Company filed with the SEC a Schedule TO relating to a self tender offer for employee stock options with an exercise price of $55.50. Under the offering, holders of such options (other than executive officers and directors of the Company) have the opportunity to surrender their options as of March 1, 2002 and, in exchange, receive an equal number of options to be issued in September 2002 (or at a later date if the exchange offer is extended) with an exercise price equal to 110% of the then fair market value of the Company's common stock. The replacement options will vest equally over three years. As of the date of the tender offer there were approximately 6 million options outstanding with an exercise price of $55.50. Consummation of this offer will result in additional compensation expense of approximately $1 million to be recognized by the Company over the vesting period of the replacement options.

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

     Accounting polices that management believes are most critical to the Company's financial condition and operating results pertain to revenue recognition and valuation of unbilled revenues (including estimates of costs to complete engagements); collectibility of accounts receivable; valuation of goodwill; and judgments about discretionary compensation costs and effective income tax rates. In deriving accounting estimates, management considered available information and exercised reasonable judgment. However, actual results could differ from these estimates.

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


     Through June 30, 2001 we provided consulting services through six industry groups in which we have specific industry knowledge. Effective July 1, 2001, we transferred the health care group's businesses into high technology and public services; accordingly, we now provide our services through five industry groups. These groups are public services, financial services, communications and content, high technology, and consumer and industrial markets. These groups comprise the North American region. In addition, we have multi-national operations covering Latin America, Asia Pacific, Ireland and Israel.

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

The Company realized net income applicable to common stockholders for the three months ended December 31, 2001 of $6.6 million, or $0.04 per share, compared to a net loss of $53.4 million, or $0.70 per share for the three months ended December 31, 2000. Included in operating results for the quarter ended December 31, 2001, was a $20.2 million charge ($12.8 million net of tax) predominantly related to a reduction in workforce. Included in operating results for the quarter ended December 31, 2000, was a $63.3 million non-operating loss on redemption of an equity interest in affiliate ($58.5 million net of tax). Excluding the after-tax effects of the aforementioned charges, operating net income for the three months ended December 31, 2001, was $19.4 million compared to $20.9 million in the quarter ended December 31, 2000. The slight decrease in profitability was driven by a decline in revenue of $109.4 million, partially offset by lower levels of operating expenses.

After deducting an $80.0 million after-tax charge representing the cumulative effect of a change in accounting principle, the Company realized a net loss applicable to common stockholders of $51.0 million, or $0.32 per share for the six months ended December 31, 2001, compared to a net loss of $48.7 million, or $0.64 per share for the six months ended December 31, 2000. Included in operating results for the six months ended December 31, 2001, was the $20.2 million charge referred to above. Included in results for the six months ended December 31, 2000, was $76.0 million charge representing equity in losses of affiliate and loss on redemption of equity interest in affiliate ($71.2 million net of tax). Excluding the after-tax effects of the aforementioned charges, operating net income for the six months ended December 31, 2001, was $41.7 million compared to $54.2 million for the six months ended December 31, 2000. This decrease in profitability was driven by a decline in revenue of $179.9 million, partially offset by lower levels of operating expenses.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Revenues. Revenues decreased $109.4 million, or 15.6%, from $702.6 million in the three months ended December 31, 2000, to $593.2 million in the three months ended December 31, 2001.

This overall decrease is primarily attributable to a slower economy than that of the same quarter last year. Public Services remained strong with growth of 22.2%, however, this growth was more than offset by declines in Financial Services and High Tech of 59.7% and 55.1%, respectively. International revenue also grew by 41.2%, which is largely due to the acquisitions of the Australia and Southeast Asia consulting practices.

The Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter.

Gross Margin. Gross margin as a percentage of revenues was 22.4% for the three months ended December 31, 2001. This reflects an increase from 21.6% for the three months ended December 31, 2000. The increase in gross margin percentage was primarily due to a reduction in the Company's expenses as a result of a continued focus on expense control.

In dollar terms, gross margin decreased by $18.9 million, or 12.4%, from $151.8 million for the three months ended December 31, 2000, to $132.9 million for the three months ended December 31, 2001. Included in gross margin for the quarter ended December 31, 2001, was a $20.2 million charge primarily related to a reduction in workforce. The decrease in gross margin was due to a decline in revenue of $109.4 million described above, offset by:

     . A net decrease in professional compensation of $46.2 million, or 16.7%, excluding the $17.7 million charge recorded in the current quarter. This decrease was predominantly due to the Company's reduction in workforce actions taken in the current quarter and the fourth quarter of fiscal 2001. The $17.7 million charge taken in the current quarter pertains to the reduction in workforce of approximately 325 employees, primarily in North America and Latin America, in order to balance workforce capacity with market demand for services. In addition, incentive compensation accruals were also lower.

     . A net decrease in other direct contract expenses of $41.0 million, or 20.9%, to $155.5 million, representing 26.2% of revenue, compared to $196.6 million, or 28.0% of revenue in the prior year's quarter. The decrease is attributable to lower revenue levels combined with a decline in travel-related expenses resulting, in part, from the events of September 11th. Subcontractor usage as a percentage of revenue has also declined as the Company continued its efforts to strategically utilize subcontractors to supplement its workforce.

     . A net decrease in other costs of service of $21.0 million, or 26.9%, from $78.0 million to $57.0 million, was primarily due to tighter controls on discretionary expenses and reduced headcount, offset by a $2.5 million charge related to the impairment of third-party software licenses. Additionally, bad debt expense decreased $7.5 million due to greater emphasis on credit reviews and strengthened cash collections.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $114.8 million for the three months ended December 31, 2001. This reflects an increase of $3.7 million, or 3.4%, from $111.1 million for the three month period ended December 31, 2000. This increase is primarily due to increased infrastructure costs as the Company continues its infrastructure build-out in order to lessen its reliance on its former parent company, KPMG LLP, as well as an incremental $2.7 million of expenses for the Australia and Southeast Asia consulting practices.

Interest (Income) Expense, Net. Interest (income) expense, net, decreased $5.6 million, or 100.5%, from $5.6 million of net interest expense to $0.03 million of net interest income for the three months ended December 31, 2000 and 2001, respectively. This decrease was due to a repayment of all outstanding borrowings under our credit facility of $100 million at December 31, 2000, resulting from the use of proceeds from our initial public offering, and improvements made in our management of client billings and collections. This improvement is evidenced by the reduction in our days sales outstanding from 76 days at December 31, 2000, to 56 days at December 31, 2001.

Loss on Redemption of Equity Interest in Affiliate and Equity in Losses of Affiliate. On December 27, 2000, the Company redeemed its equity interest in Qwest Cyber.Solutions ("QCS") for a nominal amount which resulted in a non-cash charge to earnings of $63.3 million ($58.5 million net of tax) during the three month period ended December 31, 2000.

Income Tax Expense. For the three month period ended December 31, 2001, the Company earned income before taxes of $18.1 million and provided income taxes of $11.5 million resulting in an effective tax rate for the quarter of 63.7%.

For the three months ended December 31, 2000, the Company incurred a loss before taxes of $28.2 million and provided income taxes of $9.4 million. The tax rates have been significantly impacted by the non-deductibility of losses incurred in certain international operations and related to the loss on redemption of equity interest in affiliate.

Preferred Stock Dividends. Series A Preferred Stock dividends totaling $15.8 million were recorded in the three months ended December 31, 2000. After December 31, 2000, the Company was no longer required to pay dividends on our Series A Preferred Stock because it was redeemed and converted in connection with our initial public offering.

Net Income (Loss) Applicable to Common Stockholders. For the three months ended December 31, 2001, the Company realized net income applicable to common stockholders of $6.6 million, or $0.04 per share. For the three months ended December 31, 2000, the Company realized a net loss applicable to common stockholders of $53.4 million, or $0.70 per share. Improvement in net income applicable to common stockholders is due to the December 2000 redemption of an equity interest in affiliate (thereby eliminating further investment in this start-up venture), the February 2001 conversion of Series A Preferred Stock to common stock (thereby eliminating preferred stock dividends), partially offset by the previously-mentioned $20.2 million charge recognized in the quarter ended December 31, 2001. The per share amounts of the income (loss) were further affected by the completion of our initial public offering on February 8, 2001, which increased the number of average common shares outstanding by 82 million.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
2000

Revenues. Revenues decreased $179.9 million, or 13.0%, from $1,382.0 million in the six months ended December 31, 2000, to $1,202.1 million in the six months ended December 31, 2001.

This overall decrease is primarily attributable to a slower economy than that of the same period last year. Public Services remained strong with growth of 16.3%, however, this growth was more than offset by declines in Financial Services and High Tech of 55.4% and 46.6%, respectively. These decreases are a result of weakening market demand in these industries coupled with the postponement and cancellation of client projects. Additionally, International revenue grew by 36.3%, which is largely due to the acquisitions of the Australia and Southeast Asia consulting practices.

Gross Margin. Gross margin as a percentage of revenues was 24.7% for the six months ended December 31, 2001. This reflects an increase from 23.9% for the six months ended December 31, 2000. The increase in gross margin percentage was primarily due to a reduction in the Company's expenses as a result of an increased focus on expense control.

In dollar terms, gross margin decreased by $33.7 million, or 10.2%, from $330.6 million for the six months ended December 31, 2000, to $296.9 million for the six months ended December 31, 2001. Included in gross margin for the quarter ended December 31, 2001, was the $20.2 million charge primarily related to the reduction in workforce. The decrease in gross margin was due to a decline in revenues of $179.9 million described above, offset by:

     . A net decrease in professional compensation of $83.7 million, or 15.0%, excluding the previously-mentioned $17.7 million charge recorded in the six months ended December 31, 2001. This decrease was predominantly due to the reduction in workforce actions taken in the current quarter and the fourth quarter of fiscal 2001. In addition, incentive compensation accruals were also lower.

     . A net decrease in other direct contract expense of $46.8 million, or 13.5%, to $299.7 million, representing 24.9% of revenue, compared to $346.6 million, or 25.1% of revenue in the prior year's comparable period. The $46.8 million decrease is attributable to lower revenue levels combined with a decline in travel-related expenses resulting in part from the events of September 11th. Subcontractor usage as a percentage of revenue also declined as the Company continued its efforts to strategically utilize subcontractors to supplement its workforce.

     . A net decrease in other costs of service of $33.5 million, or 22.9%, from $146.1 million to $112.6 million, primarily due to tighter controls on discretionary expenses including training and recruiting costs and reduced headcount, offset by a $2.5 million charge related to the impairment of third-party software licenses. Additionally, bad debt expense decreased $9.2 million due to greater emphasis on credit reviews and strengthened cash collections.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $234.7 million for the six months ended December 31, 2001. This reflects an increase of $5.9 million, or 2.6%, from $228.9 million, which is primarily due to increased infrastructure costs of $15.7 million as a result of the Company's infrastructure build out in order to lessen its reliance on its former parent company, KPMG LLP, as well as, an incremental $2.8 million of expenses for the Australia and Southeast Asia consulting practices. This increase is partially offset by a decrease in amortization expense of $6.9 million as a result of the Company electing to early-adopt SFAS No. 142, "Goodwill and Other Intangible Assets", and decreases in other expenses reflecting tighter controls over discretionary spending.

Interest (Income) Expense, Net. Interest (income) expense, net, decreased $10.4 million, or 101.7%, from $10.2 million of net interest expense to $0.2 million of net interest income for the six months ended December 31, 2000 and 2001, respectively. This decrease was due to a repayment of all outstanding borrowings under our credit facility of $100 million at December 31, 2000, resulting from the use of proceeds from our initial public offering, and improvements made in our management of client billings and collections. This improvement is evidenced by the reduction in our days sales outstanding from 76 days at December 31, 2000 to 56 days at December 31, 2001.

Loss on Redemption of Equity Interest in Affiliate and Equity in Losses of Affiliate. For the six months ended December 31, 2000 loss on redemption of equity interest in affiliate and equity losses of affiliate of $76.0 million related to our equity investment in Qwest Cyber.Solutions ("QCS"). On December 27, 2000, the Company redeemed its equity interest in QCS for a nominal amount which resulted in a non-cash charge to earnings of $63.3 million ($58.5 million net of tax) during the six month period ended December 31, 2000.

Income Tax Expense. For the six months ended December 31, 2001, the Company earned income before taxes and cumulative effect of change in accounting principle of $62.3 million and provided income taxes of $33.4 million, resulting in an effective tax rate of 53.6%. This rate was impacted by the non-deductibility of losses incurred by certain international operations. For the six months ended December 31, 2000, the Company earned income before taxes of $15.5 million and provided income taxes of $32.6 million, resulting in an effective tax rate of 209.6%. This rate was significantly impacted by the non-deductibility of the loss on redemption of equity interest in affiliate coupled by non-deductible losses in certain international operations.

Cumulative Effect of Change in Accounting Principle. The Company elected to early-adopt SFAS No. 142 as of July 1, 2001. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, the Company did not amortize goodwill during the six months ended December 31, 2001, and incurred a non-cash transitional impairment charge of $80.0 million. This transitional impairment charge is a result of the change in accounting principles to measuring impairments on a discounted versus an undiscounted cash flow basis.

Preferred Stock Dividends. Series A Preferred Stock dividends totaling $31.7 million were recorded in the six months ended December 31, 2000. After December 31, 2000, the Company was no longer required to pay dividends on our Series A Preferred Stock because it was redeemed and converted in connection with our initial public offering.

Net Income (Loss) Applicable to Common Stockholders. For the six months ended December 31, 2001, the Company realized a net loss applicable to common stockholders of $51.0 million, or $0.32 per share. For the six months ended December 31, 2000, the Company realized a net loss applicable to common stockholders of $48.7 million, or $0.64 per share. Period over period, net losses applicable to common stockholders increased primarily due to decreased levels of revenue, partially offset by decreased levels of costs and expenses. Losses per share were further affected by the completion of our initial public offering on February 8, 2001, which increased the number of average common shares outstanding by 82 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations through cash generated from operations. While the Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter, we will continue to actively manage client billings and collections and maintain tight controls over discretionary expenses, and expect operations to continue to generate cash. Additionally, the Company has borrowing arrangements available including a revolving credit facility with no outstanding balance at December 31, 2001 (not to exceed $100 million), a revolving line of credit facility with no outstanding balance at December 31, 2001 (not to exceed $100 million), as well as a note payable related to an accounts receivable financing facility with no outstanding balance at December 31, 2001 (not to exceed $200 million). The revolving credit facility and revolving line of credit facility expire on May 24, 2004 and May 20, 2002, respectively, while the accounts receivable purchase agreement permits "sales" of accounts receivable through May 21, 2003, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement. The credit facilities described above include covenants relating to the maintenance of certain financial ratios and restrictions on the Company's ability to pay dividends.

         Under the transition services agreement with KPMG LLP, the Company contracted to receive certain infrastructure support services from KPMG LLP until the Company completes the build-out of its own infrastructure (for a period not to exceed four years from the date of our IPO). If the Company terminates any services prior to the end of the term for such services, the Company may be obligated to pay to KPMG LLP any termination costs incurred as a result of KPMG LLP having made investments in systems, personnel and other assets that were used in provisioning of shared services. It is the intent of the parties, that during the term of the agreement, the Company will work with KPMG LLP to minimize any termination costs arising at the end of the term of the agreement, and the Company will wind down its receipt of services from KPMG LLP by developing its own infrastructure and support capabilities.

Based on information currently available, the Company anticipates paying KPMG LLP approximately $40 to $60 million for the net book value of capital assets (such as software licenses, computer equipment and leasehold improvements) that will be transferred to our Company on or before the termination of the agreement; upon transfer, such capital assets will continue to be used in our business. Until the Company takes ownership of these capital assets, the transition services agreement is an off-balance sheet financing arrangement. The Company expects to take ownership of approximately $35 million of these capital assets by the end of fiscal 2002.

         Cash provided by operating activities during the six months ended December 31, 2001 was $142.3 million, principally due to cash operating results of $49.4 million and collections of accounts receivable of $83.5 million.

         Cash used in investing activities during the six months ended December 31, 2001 was $62.5 million principally due to $12.5 million in purchases of property and equipment, $33.2 million paid for acquisitions, and $14.6 million paid for other intangible assets.

         Cash used in financing activities for the six months ended December 31, 2001 was $24.7 million, principally due to the purchase of 2.3 million treasury shares for $27.5 million and repayment of notes payable of $5.9 million, offset by proceeds of $12.7 million from the issuance of common stock primarily from the Company's employee stock purchase plan.

         The Company believes that the cash provided from operations, borrowings available under the various facilities described above and existing cash and cash equivalents should be sufficient to meet working capital and ongoing capital expenditure needs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". This statement is effective for fiscal years beginning after December 15, 2001 and supersedes SFAS No. 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

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

   (a)      Exhibits -- Reference is made to the Exhibit Index.

   (b) The Company filed one report on Form 8-K during the period of July 1, 2001 through the date of this report. The Form 8-K was filed on October 3, 2001 and related to the adoption of a shareholder rights plan.

                                  Exhibit Index
                                  -------------

4.1 Rights Agreement, dated as of October 2, 2001, between KPMG Consulting, Inc. and EquiServe Trust Company, N.A., incorporated by reference from Exhibit 1.1 to the Company's Registration Statement on Form 8-A dated October 3, 2001.

4.2 Certificate of Designation of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 1.2 to the Company's Registration Statement on Form 8-A dated October 3, 2001.

10.1 Form of Special Termination Agreement, made as of November 7, 2001, between KPMG Consulting, Inc. and Certain Executive Officers.

10.2 Form of Special Termination Agreement, made as of November 7, 2001, between KPMG Consulting, Inc. and Certain Executive Officers and Other Key Executives

99.1        Factors Affecting Future Financial Results

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 KPMG Consulting, Inc.

DATE: February 12, 2002          By: /s/ Randolph C. Blazer
                                     ----------------------
                                 Randolph C. Blazer,
                                 Chairman of the Board, Chief Executive Officer,
                                 and President


                                 Principal Financial and Accounting Officer

DATE: February 12, 2002          By: /s/ Robert C. Lamb, Jr.
                                     -----------------------
                                 Robert C. Lamb, Jr.,
                                 Executive Vice President
                                 and Chief Financial Officer