Form 10-Q
period 2002-03-31
KPMG CONSULTING INC
filed 2002-05-15
CIK 1113247

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                _________________


                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2002.

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

              YES  ________X_________                NO _____________

The number of shares of common stock of the Registrant outstanding as of April 30, 2002 was 157,786,577.

                              KPMG CONSULTING, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements (unaudited)

Consolidated Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2002 and 2001 .....   3

Consolidated Condensed Balance Sheets as of March 31, 2002 and June 30, 2001 ....................................   4

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001 ...............   5

Notes to Consolidated Condensed Financial Statements ...........................................................    6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations ...................  13

Item 3: Quantitative and Qualitative Disclosure about Market Risk ...............................................  20

PART II - OTHER INFORMATION:

Item 1: Legal Proceedings .......................................................................................  20

Item 6: Exhibits ................................................................................................  20

SIGNATURES ......................................................................................................  21

PART I, ITEM 1. - FINANCIAL STATEMENTS

                              KPMG CONSULTING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                    Three Months Ended                  Nine Months Ended
                                                                         March 31,                          March 31,
                                                                   2002               2001            2002            2001
                                                            -------------------  --------------- ---------------- --------------

Revenues                                                        $    582,305    $    750,913    $  1,784,414    $  2,132,953
Costs of service:
 Professional compensation                                           224,206         273,426         717,038         832,194
 Other direct contract expenses                                      143,254         200,478         442,990         547,039
 Other costs of service                                               51,322          65,340         163,970         211,486
                                                                ------------    ------------    ------------    ------------
    Total                                                            418,782         539,244       1,323,998       1,590,719
                                                                ------------    ------------    ------------    ------------

Gross margin                                                         163,523         211,669         460,416         542,234

Selling, general and administrative expenses                         114,326         129,445         349,073         358,336
                                                                ------------    ------------    ------------    ------------

Operating income                                                      49,197          82,224         111,343         183,898

Interest (income) expense, net                                          (277)          3,683            (451)         13,862
Loss on redemption of equity interest in affiliate,
 equity in losses of affiliate and other                                  --             709              --          76,654
                                                                ------------    ------------    ------------    ------------

Income before taxes                                                   49,474          77,832         111,794          93,382
Income tax expense                                                    25,726          48,296          59,136          80,884
                                                                ------------    ------------    ------------    ------------
Income before cumulative effect of change
 in accounting principle                                              23,748          29,536          52,658          12,498

Cumulative effect of change in accounting principle                       --              --         (79,960)             --
                                                                ------------    ------------    ------------    ------------

Net income (loss)                                                     23,748          29,536         (27,302)         12,498

Dividend on Series A Preferred Stock                                      --              --              --         (31,672)
Preferred stock conversion discount                                       --        (131,250)             --        (131,250)
                                                                ------------    ------------    ------------    ------------

Net income (loss) applicable to common stockholders             $     23,748    $   (101,714)   $    (27,302)   $   (150,424)
                                                                ============    ============    ============    ============

Earnings (loss) per share - basic and diluted:
 Income (loss) before cumulative effect of change in
   accounting principle applicable to common stockholders       $       0.15    $      (0.83)   $       0.33    $      (1.65)
 Cumulative effect of change in accounting principle                      --              --           (0.50)             --
                                                                ------------    ------------    ------------    ------------
 Net income (loss) applicable to common stockholders            $       0.15    $      (0.83)   $      (0.17)   $      (1.65)
                                                                ============    ============    ============    ============
 Weighted average shares - basic                                 157,368,815     122,374,885     157,490,844      91,322,218
                                                                ============    ============    ============    ============
 Weighted average shares - diluted                               160,488,066     122,374,885     159,378,355      91,322,218
                                                                ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                              KPMG CONSULTING, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                         March 31,           June 30,
                                                                            2002               2001
                                                                    ------------------- -------------------
                                                                        (unaudited)
                                 ASSETS
Current assets:
     Cash and cash equivalents                                      $          160,929  $          45,914
     Accounts receivable, net                                                  287,100            377,476
     Unbilled revenues, net                                                    142,262            180,355
     Prepaid and other current assets                                           75,194            101,014
                                                                    ------------------- -------------------

               Total current assets                                            665,485            704,759

Property and equipment, net                                                     62,601             66,947
Goodwill and other intangible assets, net                                      162,034            189,383
Other assets                                                                    32,641             38,546
                                                                    ------------------- -------------------

               Total assets                                         $          922,761  $         999,635
                                                                    =================== ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of notes payable                               $            6,954  $          11,594
     Acquisition obligation                                                     15,000             15,000
     Accounts payable                                                           62,282             65,632
     Accrued payroll and related liabilities                                   118,067            174,884
     Other current liabilities                                                 105,598             86,999
                                                                    ------------------- -------------------

               Total current liabilities                                       307,901            354,109

Notes payable, less current portion                                                  -              1,846
Other liabilities                                                               10,105             11,568
                                                                    ------------------- -------------------

               Total liabilities                                               318,006            367,523

Stockholders' equity:

     Preferred Stock, $.01 par value 10,000,000 shares authorized                    -                  -
     Common Stock, $.01 par value 1,000,000,000 shares authorized,
       161,438,246 shares issued on March 31, 2002 and
       158,568,922 shares issued on June 30, 2001  (including
       999,006 shares reserved on March 31, 2002 and June 30, 2001,
       and 2,430,000 treasury shares on March 31, 2002)                          1,604              1,576
     Additional paid-in capital                                                686,237            656,293
     Accumulated deficit                                                       (41,825)           (14,523)
     Notes receivable from stockholders                                        (10,011)            (7,950)
     Accumulated other comprehensive loss                                       (2,075)            (3,284)
     Common stock held in treasury, at cost                                    (29,175)                 -
                                                                    ------------------- -------------------

               Total stockholders' equity                                      604,755            632,112
                                                                    ------------------- -------------------

               Total liabilities and stockholders' equity           $          922,761  $         999,635
                                                                    =================== ===================

The accompanying notes are an integral part of these financial statements.

                              KPMG CONSULTING, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                      Nine Months Ended
                                                                                                           March 31,
                                                                                                     2002               2001
                                                                                                  ----------         ----------
Cash flows from operating activities:
  Net income (loss)                                                                                $ (27,302)         $  12,498
  Adjustments to reconcile to net cash provided by (used in) operating activities:
     Cumulative effect of change in accounting principle                                              79,960                  -
     Loss on redemption of equity interest in affiliate and equity in losses of affiliate                  -             76,357
     Depreciation and amortization                                                                    35,906             43,855
     Deferred income taxes and other                                                                  (3,402)           (19,232)
     Debt conversion discount                                                                              -              1,698
  Changes in assets and liabilities:
     Accounts receivable                                                                              91,747           (132,291)
     Unbilled revenues                                                                                38,316             69,855
     Prepaid expenses and other current assets                                                        30,414             (5,527)
     Other assets                                                                                     13,508            (22,707)
     Accrued payroll and related liabilities                                                         (60,267)            48,733
     Accounts payable and other current liabilities                                                    2,849               (624)
     Distribution payable to managing directors                                                            -            (73,230)
                                                                                                  ----------         ----------
          Net cash provided by (used in) operating activities                                        201,729               (615)
                                                                                                  ----------         ----------
Cash flows from investing activities:
     Purchases of property and equipment                                                             (17,408)           (33,905)
     Businesses acquired, net of cash acquired                                                       (33,716)           (13,599)
     Purchases of other intangible assets                                                            (21,984)           (18,195)
     Investment in affiliate                                                                               -             (9,945)
     Purchases of equity investments                                                                  (2,234)            (7,500)
                                                                                                  ----------         ----------
          Net cash used in investing activities                                                      (75,342)           (83,144)
                                                                                                  ----------         ----------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                                           29,972            591,729
     Repurchases of common stock                                                                     (29,175)                 -
     Proceeds from notes payable                                                                           -                499
     Repayment of notes payable                                                                       (8,404)           (48,369)
     Repayment of acquisition obligations                                                                  -            (38,433)
     Repayment of Series A Preferred Stock                                                                 -           (378,329)
     Repurchase of minority interest in subsidiary                                                    (2,092)                 -
     Notes receivable from stockholders                                                               (1,673)                 -
     Dividends paid on Series A Preferred Stock                                                            -            (44,754)
                                                                                                  ----------         ----------
          Net cash provided by (used in) financing activities                                        (11,372)            82,343
                                                                                                  ----------         ----------

Net increase (decrease) in cash and cash equivalents                                                 115,015             (1,416)

Cash and cash equivalents - beginning of period                                                       45,914             26,991
                                                                                                  ----------         ----------

Cash and cash equivalents - end of period                                                          $ 160,929          $  25,575
                                                                                                  ==========         ==========

Supplementary cash flow information:
  Interest paid                                                                                    $   1,044          $  16,480
  Taxes paid                                                                                       $  31,946          $  91,274

The accompanying notes are an integral part of these financial statements.

                              KPMG Consulting, Inc.
              Notes to Consolidated Condensed Financial Statements
               (in thousands, except share and per share amounts)
                                   (Unaudited)

Note 1.   Basis of Presentation

     The accompanying unaudited interim consolidated condensed financial statements of KPMG Consulting, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001, included in the Company's Annual Report on Form 10-K filed with the SEC. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Industry Results

                                                            Three Months Ended
                                                                March 31,
                                                   2002                        2001
                                         ------------------------    --------------------------

                                                       Operating                     Operating
                                           Revenue      Income         Revenue        Income
                                         -----------  -----------    -----------   ------------
Public Services                          $  256,829   $   83,682     $  237,404    $    70,420
Communications & Content                    115,371       32,970        140,752         38,516
Financial Services                           47,218        8,128        119,289         15,275
Consumer & Industrial Markets                69,041       19,839         94,384         21,825
High Tech                                    43,269        9,665        123,267         32,337
International / Corporate (1)                50,577     (105,087)        35,817        (96,149)
                                         ----------   ----------     ----------    -----------

Total                                    $  582,305   $   49,197     $  750,913    $    82,224
                                         ==========   ==========     ==========    ===========

                                                         Nine Months Ended
                                                              March 31,
                                                   2002                        2001
                                         -----------------------     -------------------------

                                                      Operating                     Operating
                                           Revenue     Income         Revenue        Income
                                         ----------- -----------    -----------    -----------
Public Services                          $  712,170   $  230,712     $  629,091    $  174,683
Communications & Content                    380,919      105,730        403,080        94,874
Financial Services                          168,657       20,280        391,410        71,526
Consumer & Industrial Markets               227,369       55,561        274,088        60,574
High Tech                                   155,979       29,430        334,348        81,636
International / Corporate (1)               139,320     (330,370)       100,936      (299,395)
                                         ----------   ----------     ----------    ----------

Total                                    $1,784,414   $  111,343     $2,132,953    $  183,898
                                         ==========   ==========     ==========    ==========

(1) International/ Corporate revenues are primarily attributable to international regions (Latin America, Asia Pacific and Ireland ) for all periods. International/ Corporate operating loss is principally due to infrastructure and shared services costs, as well as operating results of international regions.

Note 3.    Comprehensive Income

     The Company accounts for comprehensive income under SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income are as follows:

Comprehensive Income

                                                     Three Months Ended              Nine Months Ended
                                                         March 31,                        March 31,
                                                    2002            2001             2002           2001
                                               ---------------  --------------  --------------  --------------
Income before cumulative effect of change
  in acccounting principle                     $        23,748  $       29,536  $       52,658  $       12,498
Cumulative effect of change in accounting
  principle                                                  -               -         (79,960)              -
                                               ---------------  --------------  --------------  --------------
Net income (loss)                                       23,748          29,536         (27,302)         12,498
Foreign currency translation adjustment,
  net of tax                                               440            (293)          1,209          (1,420)
                                               ---------------  --------------  --------------  --------------
Comprehensive income (loss)                    $        24,188  $       29,243  $      (26,093) $       11,078
                                               ===============  ==============  ==============  ==============


Note 4.    Earnings Per Share of Common Stock

     Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company's stock option program and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period.

The following table sets forth the computation of basic and diluted earnings per share:


Calculation of Earnings (Loss) Per Share

                                                                         Three Months Ended                Nine Months Ended
                                                                              March 31,                        March 31,
                                                                        2002              2001            2002            2001
                                                                   ---------------  ---------------  --------------  --------------
Net Income (loss) applicable to common stockholders
  before cumulative effect of change in accounting principle       $        23,748  $      (101,714) $       52,658  $     (150,424)
Convertible Debt Adjustment                                                    114                -             341               -
                                                                   ---------------  ---------------  --------------  --------------
Adjusted income (loss) applicable to common stockholders before
  cumulative effect of change in accounting principle - diluted             23,862         (101,714)         52,999        (150,424)
Cumulative effect of change in accounting principle                              -                -         (79,960)              -
                                                                   ---------------  ---------------  --------------  --------------
Adjusted income (loss) applicable to common
stockholders - diluted                                             $        23,862         (101,714)        (26,961)       (150,424)
                                                                   ===============  ===============  ==============  ==============

Weighted average shares outstanding - basic                            157,368,815      122,374,885     157,490,844      91,322,218
Assumed exercise of stock options                                        2,251,195                -       1,019,455               -
Assumed conversion of convertible debt                                     868,056                -         868,056               -
                                                                   ---------------  ---------------  --------------  --------------
Weighted average shares outstanding - diluted                          160,488,066      122,374,885     159,378,355      91,322,218
                                                                   ===============  ===============  ==============  ==============

Earnings (loss) per share - basic and diluted                      $          0.15  $         (0.83) $        (0.17) $        (1.65)
                                                                   ===============  ===============  ==============  ==============

The following table sets for the number of common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per shares as the effect would have been anti-dilutive:


                                                   2002                       2001
                                                   ----                       ----
         Three months ended March 31               29,413,426                 29,795,530
                                              ===============            ===============

         Nine months ended March 31                30,645,166                 29,795,530
                                              ===============            ===============

Note 5.       Business Combinations

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

         On October 3, 2001, the Company acquired the consulting practice of the KPMG International member firm in Australia for approximately $29.0 million (of which $26.2 million was paid in cash at closing). The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS No. 141, resulted in the allocation of $19.4 million to goodwill and $10.8 million to finite-lived intangibles.

     These acquisitions have been accounted for as purchases, in accordance with SFAS No. 141. Any adjustment to the allocation of the purchase price for these acquisitions upon finalization of our valuation of assets acquired and liabilities assumed is not expected to have a significant effect on our balance sheet. The pro forma effects on operations were not material.

Note 6.   Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

     Effective July 1, 2001, the Company elected to early-adopt SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets, and superseded Accounting Principles Board Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed at least annually for impairment; the Company has elected to perform this review annually as of April 1. Separable intangible assets that have finite useful lives, will continue to be amortized over their useful lives.

     In connection with adopting this standard as of July 1, 2001, during the first quarter the Company completed the test for and measurement of transitional impairment. Based on that analysis, a transitional impairment loss of $80.0 million, or $0.50 per basic and diluted earnings per share, was recognized as the cumulative effect of an accounting change. The transitional impairment charge resulted from a change in the criteria for the measurement of the impairment loss from undiscounted cash flows, a method required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to discounted cash flows as required by SFAS No. 142.

     Net income (loss), and basic and diluted net earnings (loss) per share for the three and nine months ended March 31, 2001 are set forth below as if accounting for goodwill and other intangible assets had been accounted for in the same manner for all periods presented. The adjustment of previously reported net income (loss) and earnings (loss) per share represents the recorded amortization of goodwill and other purchased intangibles (assembled workforce).

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share

                                                                       Three Months Ended                 Nine Months Ended
                                                                            March 31,                         March 31,
                                                               --------------------------------    -------------------------------

                                                                      2002                2001            2002              2001
                                                               ------------        ------------    -------------     -------------
Reported income before cumulative effect
  of change in accounting principle                            $     23,748        $     29,536    $      52,658     $      12,498
Add back goodwill amortization, net of tax                                -               3,676                -            10,151
                                                               ------------        ------------    -------------     -------------
Adjusted income before cumulative effect
 of change in accounting principle                                   23,748              33,212           52,658            22,649
Cumulative effect of change in accounting principle                       -                   -          (79,960)                -
                                                               ------------        ------------    -------------     -------------
Adjusted net income (loss)                                           23,748              33,212          (27,302)           22,649
Series A Preferred Stock dividends                                        -                   -                -           (31,672)
Preferred Stock conversion discount                                       -            (131,250)               -          (131,250)
                                                               ------------        ------------    -------------     -------------
Adjusted income (loss) applicable to common stockholders       $     23,748        $    (98,038)   $     (27,302)    $    (140,273)
                                                               ============        ============    =============     =============


Earnings (loss) per share - basic and diluted:
Reported income (loss) before cumulative effect of change
  in accounting principle applicable to common stockholders    $       0.15        $      (0.83)   $        0.33     $       (1.65)
Add back goodwill amortization, net of tax                                -                0.03                -              0.11
                                                               ------------        ------------    -------------     -------------
Adjusted income (loss) before cumulative effect of change
  in accounting principle applicable to common stockholders            0.15               (0.80)            0.33             (1.54)
Cumulative effect of change in accounting principle                       -                   -            (0.50)                -
                                                               ------------        ------------    -------------     -------------
Adjusted income (loss) applicable to common stockholders       $       0.15        $      (0.80)   $       (0.17)    $       (1.54)
                                                               ============        ============    =============     =============
Weighted average shares - basic
                                                                157,368,815         122,374,885      157,490,844        91,322,218
                                                               ============        ============    =============     =============

Weighted average shares - diluted                               160,488,066         122,374,885    $ 159,378,355        91,322,218
                                                               ============        ============    =============     =============


         At March 31, 2002, the Company has $11.1 million of finite-lived intangible assets consisting primarily of purchased market rights, which are being amortized over a weighted average useful life of 4.4 years. The cost and accumulated amortization of these assets at March 31, 2002 are $13.1 million and $2.0 million, respectively.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2002 are as follows:

Changes in Carrying Amount of Goodwill

                                     Balance                           Transitional                     Balance
                                     June 30,                           Impairment                      March 31,
                                      2001            Additions (a)       Charge        Other (b)         2002
                                  -----------       ---------------    ------------    ----------     -----------
Public Services                     $  12,616          $       -       $       -        $  (681)      $  11,935
Financial Services                      3,028                  -               -           (142)          2,886
Communications & Content                9,349                  -               -         (1,107)          8,242
High Tech                               2,488                  -               -           (562)          1,926
Consumer & Industrial Markets           9,178                  -               -           (908)          8,270
International / Corporate              99,118             34,192         (79,960)          (703)         52,647
                                  -----------          ---------       ---------        -------       ---------
Total (c)                           $ 135,777          $  34,192       $ (79,960)       $(4,103)      $  85,906
                                  ===========          =========       =========        =======       =========

(a) Additions related to the acquisition of the regional consulting practices in Southeast Asia and Australia (see Note 5).
(b) Other relates primarily to the reversal of deferred taxes no longer required due to adoption of SFAS No. 142.
(c) After adopting SFAS No. 142, on July 1, 2001, goodwill had gross and net carrying values of $89,166 and $52,417, respectively, all of which was no longer subject to amortization.

Note 7.      Reduction in Workforce

        During the second quarter, the Company recorded a $17.7 million charge for severance and termination benefits related to a reduction in workforce and a $2.5 million charge related to the impairment of third-party software licenses. The reduction in workforce affected 325 employees and was the result of aligning the Company's workforce with market demand for services. All of the affected employees have been terminated and are no longer employed by the Company.

The changes in the Company's accrual for severance and termination benefits from June 30, 2001 to March 31, 2002 are as follows:

                                           Severance
                                            Accrual
                                          ----------
Balance at June 30, 2001(a)               $   4,236

November charge                              17,729

Payments                                    (19,178)
                                          ---------
Balance at March 31, 2002(b)              $   2,787
                                          =========

(a) Balance relates to the Company's reduction in force in April 2001.
(b) The remaining payments will be made in cash by February 2003.


Note 8.      Stock Option Tender Offer

         On February 1, 2002, the Company filed with the SEC a tender offer relating to all stock options with an exercise price of $55.50. Under the offering, holders of such options (other than executive officers and directors of the Company) had the opportunity to surrender their options as of March 1, 2002 and, in exchange, receive an equal number of options to be issued in September 2002 with an exercise price equal to 110% of the then fair market value of the Company's common stock. The replacement options will vest ratably over three years. Approximately 4.7 million options were tendered for cancellation and exchange under the offering.

Note 9.      Universal Shelf Registration Statement

         On March 7, 2002, the Company filed a $1 billion universal shelf registration statement with the SEC. This registration statement, which became effective on March 19, 2002, allows the Company to issue various types of securities, including debt, preferred stock, common stock and warrants to purchase common stock.

Note 10.     Subsequent Events

         On May 8, 2002, the Company announced that it signed a Letter of Intent to acquire the Business Consulting units of member firms of Andersen Worldwide Societe Cooperative, also known as Andersen Worldwide. The Letter of Intent establishes a framework for acquiring up to 23 independent Andersen consulting practices in Europe, the United States, Asia Pacific and Latin America at a price of up to $284 million. Additionally, up to 6.5 million shares of the Company's common stock will be issued over a three-year period to Andersen's consulting partners who join the Company. The acquisitions are subject to the execution of definitive binding agreements and satisfaction of customary closing conditions with each Business Consulting unit. In addition, the acquisition by the Company of the Business Consulting unit of Arthur Andersen LLP in the United States is subject to satisfactory resolution of potential liability issues.

        On May 7, 2002, the Company completed the purchase of the Andersen Business Consulting units in Hong Kong and China for up to $5 million subject to the resolution of certain contingencies.

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

        Accounting policies that management believes are most critical to the Company's financial condition and operating results pertain to revenue recognition and valuation of unbilled revenues (including estimates of costs to complete engagements); collectibility of accounts receivable; valuation of goodwill; and judgments about discretionary compensation costs and effective income tax rates. In deriving accounting estimates, management considered available information and exercised reasonable judgment. However, actual results could differ from these estimates.

Company Overview

        We are one of the world's largest consulting firms with approximately 9,200 employees. We serve over 2,500 clients, including Global 2000 companies, Fortune 1000 companies, small and medium-sized businesses, government agencies and other organizations. We provide our clients with a range of service offerings that combine industry specific business strategy and operational improvements, technology selection and implementation. Our service offerings are designed to help our clients generate revenues, improve efficiency and contain costs.

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

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

The Company realized net income applicable to common stockholders for the three months ended March 31, 2002 of $23.7 million, or $0.15 per share, compared to a net loss of $101.7 million, or $0.83 per share for the three months ended March 31, 2001. Net income for the quarters ended March 31, 2002 and 2001, were $23.7 million and $29.5 million, respectively. This decrease was driven by a decline in revenue of $168.6 million, largely offset by lower levels of operating expenses.

After deducting an $80.0 million after-tax charge representing the cumulative effect of a change in accounting principle, the Company realized a net loss applicable to common stockholders of $27.3 million, or $0.17 per share for the nine months ended March 31, 2002, compared to a net loss of $150.4 million, or $1.65 per share for the nine months ended March 31, 2001. Net income before cumulative effect of change in accounting principle for the nine months ended March 31, 2002 and 2001 was $52.7 million and $12.5 million, respectively. Included in operating results for the nine months ended March 31, 2002, was a $20.2 million charge ($12.8 million net of tax) predominantly related to the Company's November 2001 reduction in force. Included in results for the nine months ended March 31, 2001, was a $76.0 million charge representing loss on redemption of equity interest in affiliate related to the Company's investment in Qwest Cyber.Solutions ("QCS") ($71.2 million net of tax).

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues. Revenues decreased $168.6 million, or 22.5%, from $750.9 million in the three months ended March 31, 2001, to $582.3 million in the three months ended March 31, 2002.

This overall decrease is primarily attributable to a slower economy than that of the same quarter last year. Public Services remained strong with growth of 8.2%, however, this growth was more than offset by declines in Financial Services and High Tech of 60.4% and 64.9%, respectively. International revenue also grew by 41.2%, which is largely due to the acquisitions of the Australia and Southeast Asia consulting practices.

The Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter with the most significant impact being in the High Tech and Communications and Content industries.

Gross Margin. Gross margin as a percentage of revenues was relatively unchanged at 28.1% and 28.2% for the three months ended March 31, 2002 and 2001, respectively. Despite the decrease in revenue discussed above, the Company was able to maintain its gross margin percentage as a result of its continued focus on expense control.

In dollar terms, gross margin decreased by $48.1 million, or 22.7%, from $211.7 million for the three months ended March 31, 2001, to $163.5 million for the three months ended March 31, 2002. The decrease in gross margin was due to a decline in revenue of $168.6 million described above, offset by:

     . A net decrease in professional compensation of $49.2 million, or 18.0%, to $224.2 million compared to $273.4 million in the prior year's quarter. This decrease was predominantly due to the Company's reduction in workforce actions, taken in the second quarter of fiscal 2002 and the fourth quarter of fiscal 2001. Overall the Company's average billable headcount has declined from approximately 9,200 in the third quarter of Fiscal 2001 to 7,900 in the current quarter. Additionally, incentive compensation accruals were also lower.

     . A net decrease in other direct contract expenses of $57.2 million, or 28.5%, to $143.3 million, representing 24.6% of revenue, compared to $200.5 million, or 26.7% of revenue in the prior year's quarter. The decrease is attributable to lower revenue levels combined with a decrease in subcontractor usage as a percentage of revenue due to the Company's continued efforts to strategically utilize subcontractors to supplement its workforce.

     . A net decrease in other costs of service of $14.0 million, or 21.5%, to $51.3 million from $65.3 million, was primarily due to tighter controls on discretionary expenses and reduced headcount.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $114.3 million for the three months ended March 31, 2002. This reflects a decrease of $15.1 million, or 11.7%, from $129.4 million for the three month period ended March 31, 2001. This decrease is due to the Company's continued cost control initiatives and reduced discretionary spending offset by its increased infrastructure costs as the Company continues its infrastructure build-out in order to lessen its reliance on its former parent company, KPMG LLP. Additionally, amortization expense decreased $3.5 million as a result of the Company's adoption of SFAS No. 142.

Interest (Income) Expense, Net. Interest (income) expense, net, decreased $4.0 million, or 107.5%, to $0.3 million of net interest income from $3.7 million of net interest expense for the three months ended March 31, 2002 and 2001, respectively. Included in interest expense for the three months ended March 31, 2001 was $1.7 million representing a one-time noncash charge for a beneficial conversion feature (discount) of certain acquisition obligations that converted to common stock soon after the completion of our initial public offering. The remaining decrease was due to a repayment of all outstanding borrowings under our credit facility, resulting from the use of proceeds from our initial public offering, and improvements made in our management of client billings and collections. This improvement is evidenced by the reduction in our days sales outstanding from 77 days at March 31, 2001, to 58 days at March 31, 2002.

Income Tax Expense. For the three month period ended March 31, 2002, the Company earned income before taxes of $49.5 million and provided income taxes of $25.7 million resulting in an effective tax rate for the quarter of 52.0%. For the three months ended March 31, 2001, the Company earned income before taxes of $77.8 million and provided income taxes of $48.3 million resulting in an effective tax rate for the quarter of 62.1%. The tax rates have been significantly impacted by the non-deductibility of losses associated with certain international operations and relating to the Company's redemption of equity interest in affiliate in December 2000.

Preferred Stock Conversion Discount. Our Series A Preferred Stock, contained a beneficial conversion feature whereby the preferred stock could convert into common stock at a rate of between 75% and 80% of the initial public offering price. Based upon an initial public offering price of $18 per share, the net amount of the beneficial conversion feature was $131.3 million.

Net Income (Loss) Applicable to Common Stockholders. For the three months ended March 31, 2002, the Company realized net income applicable to common stockholders of $23.7 million, or $0.15 per share. For the three months ended March 31, 2001, the Company realized a net loss applicable to common stockholders of $101.7 million, or $0.83 per share, largely due to the February 2001 conversion of Series A Preferred Stock to common stock.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Revenues. Revenues decreased $348.5 million, or 16.3%, from $2,133.0 million in the nine months ended March 31, 2001, to $1,784.4 million in the nine months ended March 31, 2002.

This overall decrease is primarily attributable to a slower economy than that of the same period last year. Public Services remained strong with growth of 13.2%, however, this growth was more than offset by declines in Financial Services and High Tech of 56.9% and 53.3%, respectively. These decreases are a result of soft market demand in these industries coupled with the postponement and cancellation of client projects. Additionally, International revenue grew by 38.0%, which is largely due to the acquisitions of the Australia and Southeast Asia consulting practices.

Gross Margin. Gross margin as a percentage of revenues was 25.8% for the nine months ended March 31, 2002. This reflects an increase from 25.4% for the nine months ended March 31, 2001. The increase in gross margin percentage was primarily due to a reduction in the Company's expenses as a result of an increased focus on expense control.

In dollar terms, gross margin decreased by $81.8 million, or 15.1%, from $542.2 million for the nine months ended March 31, 2001, to $460.4 million for the nine months ended March 31, 2002. Included in gross margin for the nine months ended March 31, 2002, was the previously-mentioned $20.2 million charge, of which $17.7 million related to the Company's November 2001 reduction in workforce. The decrease in gross margin was due to a decline in revenues of $348.5 million described above, offset by:

     . A net decrease in professional compensation of $115.2 million, or 13.8%, including the previously-mentioned $17.7 million charge. This decrease was predominantly due to the reduction in workforce actions taken in the second quarter of fiscal 2002 and the fourth quarter of fiscal 2001. In addition, incentive compensation accruals were also lower.

     . A net decrease in other direct contract expense of $104.0 million, or 19.0%, to $443.0 million, representing 24.8% of revenue, compared to $547.0 million, or 25.6% of revenue in the prior year's comparable period. The $104.0 million decrease is attributable to lower revenue levels combined with a decline in travel-related expenses resulting in part from the events of September 11th. Subcontractor usage as a percentage of revenue also declined as the Company continued its efforts to strategically utilize subcontractors to supplement its workforce.

     . A net decrease in other costs of service of $47.5 million, or 22.5%, from $211.5 million to $164.0 million, primarily due to tighter controls on discretionary expenses including training and recruiting costs as well as reduced headcount. Additionally, bad debt expense decreased $9.3 million due to greater emphasis on credit reviews and strengthened cash collections.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $349.1 million for the nine months ended March 31, 2002. This reflects a decrease of $9.3 million, or 2.6%, from $358.3 million, which is primarily due to a decrease in amortization expense of $10.4 million as a result of the Company electing to early-adopt SFAS No. 142, "Goodwill and Other Intangible Assets". These decreases are offset by increases in costs as the Company continues its infrastructure build-out in order to lessen its reliance on its former parent company, KPMG LLP.

Interest (Income) Expense, Net. Interest (income) expense, net, decreased $14.3 million, or 103.3%, from $13.9 million of net interest expense to $0.5 million of net interest income for the nine months ended March 31, 2001 and 2002, respectively. This decrease was due to a repayment of all outstanding borrowings under our credit facility during fiscal 2001, resulting from the use of proceeds from our initial public offering, and improvements made in our management of client billings and collections. This improvement is evidenced by the reduction in our days sales outstanding from 77 days at March 31, 2001 to 58 days at March 31, 2002.

Loss on Redemption of Equity Interest in Affiliate, Equity in Losses of Affiliate and Other. For the nine months ended March 31, 2001, loss on redemption of equity interest in affiliate and equity losses of affiliate and other of $76.7 million related primarily to the redemption of our equity investment in QCS in December 2000.

Income Tax Expense. For the nine months ended March 31, 2002, the Company earned income before taxes and cumulative effect of change in accounting principle of $111.8 million and provided income taxes of $59.1 million, resulting in an effective tax rate of 52.9%. This rate was impacted by the non-deductibility of losses incurred by certain international operations. For the nine months ended March 31, 2001, the Company earned income before taxes of $93.4 million and provided income taxes of $80.9 million, resulting in an effective tax rate of 86.6%. This rate was significantly impacted by the non-deductibility of the loss on redemption of equity interest in affiliate coupled by non-deductible losses in certain international operations.

Cumulative Effect of Change in Accounting Principle. The Company elected to early-adopt SFAS No. 142 as of July 1, 2001. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, the Company did not amortize goodwill during the nine months ended March 31, 2002, and incurred a non-cash transitional impairment charge of $80.0 million. This transitional impairment charge is a result of the change in accounting principles to measuring impairments on a discounted versus an undiscounted cash flow basis.

Preferred Stock Dividends. Series A Preferred Stock dividends totaling $31.7 million were recorded in the nine months ended March 31, 2001. After December 31, 2000, the Company was no longer required to pay dividends on our Series A Preferred Stock because it was redeemed and converted in connection with our initial public offering.

Preferred Stock Conversion Discount. Our Series A Preferred Stock contained a beneficial conversion feature whereby the preferred stock could convert into common stock at a rate of between 75% and 80% of the initial public offering price. Based upon an initial public offering price of $18 per share, the net amount of the beneficial conversion feature was $131.3 million.

Net Income (Loss) Applicable to Common Stockholders. For the nine months ended March 31, 2002, the Company realized a net loss applicable to common stockholders of $27.3 million, or $0.17 per share. For the nine months ended March 31, 2001, the Company realized a net loss applicable to common stockholders of $150.4 million, or $1.65 per share. Both periods results were impacted by significant one-time or nonrecurring charges. Losses per share were further affected by the completion of our initial public offering on February 8, 2001, which increased the number of average common shares outstanding by 66 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through cash generated from operations. While the Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter, we continue to actively manage client billings and collections and maintain tight controls over discretionary expenses, and expect operations to continue to generate cash. Additionally, the Company has borrowing arrangements available including a revolving credit facility with no outstanding balance at March 31, 2002 (not to exceed $100 million), a revolving line of credit facility with no outstanding balance at March 31, 2002 (not to exceed $100 million), as well as a note payable related to an accounts receivable financing facility with no outstanding balance at March 31, 2002 (not to exceed $200 million). The revolving credit facility and revolving line of credit facility expire on May 24, 2004 and May 20, 2002, respectively. The accounts receivable purchase agreement permits "sales" of accounts receivable through May 21, 2003, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement. The credit facilities described above include covenants relating to the maintenance of certain financial ratios and restrictions on the Company's ability to pay dividends.

     Under the transition services agreement with KPMG LLP, the Company contracted to receive certain infrastructure support services from KPMG LLP until the Company completes the build-out of its own infrastructure (for a period not to exceed four years from the date of our initial public offering). If the Company terminates any services prior to the end of the term for such services, the Company may be obligated to pay to KPMG LLP any termination costs incurred as a result of KPMG LLP having made investments in systems, personnel and other assets that were used in provisioning of shared services. It is the intent of the parties, that during the term of the agreement, the Company will work with KPMG LLP to minimize any termination costs, and the Company will wind down its receipt of services from KPMG LLP by developing its own infrastructure and support capabilities. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40 to $60 million for the net book value of capital assets (such as software licenses, computer equipment and leasehold improvements) that will be transferred to our Company on or before the termination of the agreement; upon transfer, such capital assets will continue to be used in our business. Until the Company takes ownership of these capital assets, the transition services agreement is an off-balance sheet financing arrangement. The Company expects to take ownership of approximately $35 million of these capital assets within the next 12 months.

     Cash provided by operating activities during the nine months ended March 31, 2002 was $201.7 million, principally due to cash operating results of $85.2 million and collections of accounts receivable of $91.7 million.

     Cash used in investing activities during the nine months ended March 31, 2002 was $75.3 million principally due to $17.4 million in purchases of property and equipment, $33.7 million paid for acquisitions, and $22.0 million invested in other intangible assets.

     Cash used in financing activities for the nine months ended March 31, 2002 was $11.4 million, principally due to the purchase of 2.4 million treasury shares for $29.2 million and repayment of notes payable of $8.4 million, offset by proceeds of $30.0 million from the issuance of common stock primarily relating to the Company's employee stock purchase plan.

     The Company believes that the cash provided from operations, borrowings available under the various facilities described above and existing cash and cash equivalents should be sufficient to meet working capital and on going capital expenditure needs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". This statement is effective for fiscal years beginning after December 15, 2001 and supersedes SFAS No. 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business, rather than from trading activities. Our exposure to changes in interest rates is minimal and arises primarily because our indebtedness under our bank credit facilities carries variable interest rates. Our exposure to changes in foreign currency rates arises primarily from our investments in and working capital advances provided to certain international operations, as well as engaging in multinational client engagements. However, foreign currency exposures are not concentrated in a single foreign currency.

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

ITEMS 2-5. NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits -- Reference is made to the Exhibit Index.

(b)        Not Applicable


                                  Exhibit Index
                                  -------------

10.1 Receivables Purchase Agreement, dated as of May 22, 2000, between KCI Funding Corporation, KPMG Consulting, Market Street Funding Corporation and PNC Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 dated March 15, 2002.

10.2 Amendment No. 1 to Receivables Purchase Agreement, dated as of October 24, 2000, between KCI Funding Corporation, KPMG Consulting, Market Street Funding Corporation and PNC Bank, National Association, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 dated March 15, 2002.

10.3       Amendment No. 2 to Receivables Purchase Agreement, dated as of
           May 21, 2001, between KCI Funding Corporation, KPMG Consulting, Market Street Funding Corporation and PNC Bank, National Association, incorporate herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 dated March 15, 2002.

10.4       Amendment No. 3 to Receivables Purchase Agreement, dated as of
           August 1, 2001, between KCI Funding Corporation, KPMG Consulting, Market Street Funding Corporation and PNC Bank, National Association, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-3 dated March 15, 2002.

10.5 Purchase and Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, Inc. and KCI Funding Corporation, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement of Form S-3 dated March 15, 2002.

10.6 Sale Agreement, dated as of May 22, 2000, between KPMG LLP and KPMG Consulting, Inc., incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement of Form S-3 dated March 15, 2002.

10.7 Amendment No. 2 to Alliance Agreement, dated March 4, 2002 between Cisco Systems, Inc. and KPMG Consulting, Inc.+

99.1       Factors Affecting Future Results.

           +Confidential material appearing in this document has been omitted and filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2(b) of the Exchange Act of 1934, as amended. Omitted information has been replaced with asterisks.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KPMG Consulting, Inc.

DATE: May 13, 2002                  By: /s/ Randolph C. Blazer
                                            ------------------------
                                    Randolph C. Blazer,
                                    Chairman of the Board, Chief Executive
                                    Officer, and President

                                    Principal Financial and Accounting Officer

DATE: May 13, 2002                  By: /s/ Robert C. Lamb, Jr.
                                            -------------------
                                    Robert C. Lamb, Jr.,
                                    Executive Vice President
                                    and Chief Financial Officer