Form 10-K
period 2002-06-30
KPMG CONSULTING INC
filed 2002-09-30
CIK 1113247

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended June 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number 000-31351

                               -----------------

                             KPMG CONSULTING, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE
                  (State or other
                  jurisdiction of              22-3680505
                 incorporation or             (IRS Employer
                   organization)           Identification No.)
             1676 International Drive,
                    McLean, VA
               (Address of principal              22102
                 executive office)             (Zip Code)

                                (703) 747-3000
             (Registrant's telephone number, including area code)

                               -----------------

       Securities registered pursuant to Section 12 (b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $.01 Par Value

         Series A Junior Participating Preferred Stock Purchase Rights

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of August 31, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1.92 billion.

   The number of shares of common stock of the Registrant outstanding as of August 31, 2002 was 189,528,913.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

   Pertinent extracts from Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated into Part III.

   Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                               -----------------

                  TABLE OF CONTENTS AND CROSS-REFERENCE INDEX

                                                                                       Page
         Description                                                                  Number
         -----------                                                                  ------

                                      Part I.

Item 1.  Business....................................................................    3

Item 2.  Properties..................................................................    6

Item 3.  Legal Proceedings...........................................................    7

Item 4.  Submission of Matters to a Vote of Security Holders.........................    8

         Executive Officers of the Company...........................................    8

                                      Part II.

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters....    9

Item 6.  Selected Financial Data.....................................................   10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................   11

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.................   30

Item 8.  Financial Statements and Supplementary Data.................................   31

Item 9.  Changes in and Disagreements with Accountants on Accounting and Finance
           Disclosure................................................................   68

                                     Part III.

Item 10. Directors and Executive Officers of the Registrant..........................   68*

Item 11. Executive Compensation......................................................   68*

Item 12. Security Ownership of Certain Beneficial Owners and Management..............   68*

Item 13. Certain Relationship and Related Transactions...............................   68*

                                      Part IV.

Item 14. Controls and Procedures.....................................................   68

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   69

Signatures...........................................................................   73

Certifications.......................................................................   74

--------
* The information required by Items 10, 11, 12 and 13 (except for certain information regarding executive officers that is called for by Item 10, which information is contained in Part I and Equity Compensation Plan information required by Item 12, which information is contained in Part III) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before October 4, 2002.

                                    PART I.

Item 1.  Business

  Item 1(a).  General Development of Business.

   KPMG Consulting, Inc. (generally referred to below as "we" or the "Company") was incorporated as a business corporation under the laws of the State of Delaware in 1999. Our principal offices are located at the KPMG Consulting Tower, 1676 International Drive, McLean, Virginia 22102-4828. Our main telephone number is 703-747-3000. Our Company previously was a part of KPMG LLP, one of the former "Big 5" accounting and tax firms. In January 2000, KPMG LLP transferred its consulting business to our Company. In February 2001 we completed our initial public offering, and on February 8, 2001 our common stock began to trade on the Nasdaq National Market. As part of our initial public offering, KPMG LLP and its partners sold all of the shares of our common stock that they owned at that time. In addition, we have a totally separate corporate governance and management structure from KPMG LLP. We are, therefore, an independent consulting company.

  Item 1(b).  Financial Information about Industry Segments.

   Information required by Item 1(b) is incorporated herein by reference to
Note 22 of the "Notes to Financial Statements" included under Item 8 of this Annual Report.

  Item 1(c).  Narrative Description of Business.

  Overview

   We are one of the world's largest business consulting and systems integration firms with approximately 9,300 employees at June 30, 2002 (and approximately 16,000 employees as of September 18, 2002), serving over 2,100 clients worldwide, including Global 2000 and Fortune 1000 companies, small and medium-sized businesses, government agencies and other organizations. The Company provides business and technology strategy, systems design and architecture, applications implementation, network and systems integration, and related services that enable our clients to leverage technology for stronger return on investment and enhanced services to their customers, vendors and employees.

  Industry Groups

   During fiscal year 2002, we provided consulting services through five industry groups in which we have significant industry-specific knowledge. These groups are:

  . Public Services, which assists public services clients in process improvement, enterprise resource planning and Internet integration service offerings. This group is also a leading provider of financial and economic advisory services to governments, corporations and financial institutions around the world. Our public services clients include federal government agencies, state and local governments, and private and public higher education institutions. In addition, this group provides services to public service healthcare agencies and private sector payor and provider companies.

  . Financial Services, which focuses on delivering strategic, operational and technology services, including new, component-based business and technical architectures that leverage existing application systems and e-business strategies and development, delivered through consumer and wholesale lines of business. Our clients in the financial services sector include banking, insurance, securities, real estate, hospitality and professional services institutions.

  . Communications and Content, which provides financial, operational and technical services to wireline and wireless communications carriers, public and private utilities, cable system operators and media and entertainment service providers. Our services assist clients with business strategy development, business process flow optimization, technology integration and asset preservation.

  . High Technology, which focuses on the identification and delivery of business process improvements. Areas of focus include: enterprise systems; supply chain; product lifecycle and collaboration; sales, marketing, customer care, and channel and human resource management. Our services support both global market industry leaders and fast growing businesses requiring a broad range of technology, integration, infrastructure and managed services assistance. These solutions address business challenges specific to our electronics industry clients, which include contract manufacturers, and consumer electronics, semiconductor, hardware and network equipment manufacturers; large and emerging software companies; and life sciences clients consisting of pharmaceutical, medical device and distribution companies.

  . Consumer and Industrial Markets, which advises clients on capturing and assessing customer needs and buying patterns to improve one-to-one marketing and capture additional market share. In addition, we develop and implement channel integration strategies, electronic storefronts, sales automation and call center service offerings to help clients better serve their customers. We focus on improving supply chain integration through e-procurement, collaborative planning, fulfillment, product data management and digital marketplace solutions. We assist companies in increasing the productivity of their workforce through Internet-enabled employee self-service and human resource applications, web-based training and learning, front office/back office integration, shared services and knowledge management. We work with both established brick-and-mortar companies, including their related Internet operations, and newer Internet companies that produce or distribute consumer and industrial products and services. We focus on three market sectors--consumer, industrial and automotive, and chemical and energy. We work with clients in several vertical markets, including petroleum, industrial products, food, retail and transportation, to create digital marketplaces and trading exchanges that connect buyers and sellers within each market.

   Our focus on specific industries provides us with the ability to tailor our service offerings to reflect an understanding of the marketplaces in which our clients operate and enables our clients to achieve their objectives more quickly and efficiently.

   In addition, during the latter half of fiscal year 2002, we determined to expand our managed services offerings to provide services for many "non-core" business activities, including order management, billing, customer care and service assurance. With our managed services solutions, we offer business process outsourcing, information technology outsourcing, applications management, outsourcing consulting and delivery infrastructure.

  Our Joint Marketing Relationships

   As of June 30, 2002, we had approximately 50 joint marketing relationships with key technology providers which support and complement our service offerings. We have created joint marketing relationships to enhance our ability to provide our clients with high value services. Our joint marketing relationships typically entail some combination of commitments regarding joint marketing, sales collaboration, training and service offering development.

   Our most significant joint marketing and product development relationships are with Cisco Systems, Inc., Oracle Corporation, PeopleSoft, Inc., Microsoft Corporation, SAP America, Inc., and Siebel Systems, Inc., which we believe strengthens our market approach. We work together to develop comprehensive solutions to common business issues, offer the expertise required to deliver those solutions, lead in the development of new products, capitalize on joint marketing opportunities and remain at the forefront of technology advances. These joint marketing agreements help us to generate revenues as they provide a source of referrals and the ability to jointly target specific accounts.

  International Operations

   We have multi-national operations covering North America, Latin America and the Asia Pacific regions, Israel and a number of countries in Europe. We utilize this multi-national network to provide consistent integrated service to clients throughout these regions. In other regions, we frequently provide our clients with services directly and, in some instances, we serve our clients through longstanding working relationships with other consulting providers.

   On May 7, 2002, the Company executed a letter of intent with respect to certain independent business consulting practices affiliated with Andersen Societe Cooperative Worldwide ("Andersen BC Practices"). Since May 7, 2002, the Company acquired all of or parts of the assets of the Andersen BC Practices located in Australia, Hong Kong, China, Singapore, South Korea, Switzerland, Peru, Japan, Norway, Finland, Sweden, France and Spain. The Company has also hired professionals and staff members of Andersen BC Practices located in the U.S. and Brazil. Further, the Company has acquired the Ernst & Young business consulting practice in Brazil.

   On August 22, 2002, pursuant to a share purchase agreement dated as of June 8, 2002, by and among KPMG Consulting, Inc., KPMG DTG, the majority shareholder of KPMG Consulting AG ("KCA"), and minority shareholders of KCA as set forth in the share purchase agreement, we acquired all of the outstanding shares of KCA. KCA's operations consist primarily of the German, Swiss and Austrian consulting practices of KPMG DTG.

   For additional information regarding the international transactions, see "Company Overview" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

   For the year ended June 30, 2002, international operations represented 8% of our business (measured in revenue dollars), and we estimate that international operations after completion of the KCA acquisition and other transactions referred to above will account for more than 20% of our business.

  Competition

   We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to those we offer. The market in which we operate includes a variety of participants, including specialized e-business consulting firms, systems consulting and implementation firms, former "Big 5" and other large accounting and consulting firms, application software firms providing implementation and modification services, service groups of computer equipment companies, outsourcing companies, systems integration companies, and general management consulting firms.

   Some of our competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. The competitive landscape is experiencing rapid changes. For instance, over the past few years, some of the former "Big 5" accounting and consulting firms have sold or entered into agreements to sell their consulting businesses, another completed its initial public offering, and others have indicated plans or proposals to divest their consulting businesses. These changes in our marketplace may create potentially larger and better capitalized competitors with enhanced abilities to attract and retain professionals. We also compete with our clients' internal resources.

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

  Seasonality

   Typically, client service hours, which translate into chargeable hours and directly affect revenue, are reduced during the first half of our fiscal year (i.e., July 1 through December 31) due to the larger number of holidays and vacation time taken by our employees and their clients. As a result, the first and second quarters of the fiscal year historically are the lowest revenue-generating and income-producing quarters.

  Customer Dependence

   In fiscal years 2002, 2001 and 2000, our revenues from the United States federal government were $606.1 million, $482.1 million and $302.3 million, respectively, representing 25.6%, 16.9% and 12.8% of our total revenues. A loss of all of our contracts with the United States federal government would have a material adverse effect on our business. While most of our government agency clients have the ability to unilaterally terminate their contracts, our relationships are generally not with political appointees, and we have not typically experienced a loss of federal government business with a change of administration.

  Backlog

   Although our level of bookings is an indication of how our business is performing, we do not characterize our bookings, or our engagement contracts associated with new bookings, as backlog because our engagements can generally be cancelled or terminated on short notice.

  Compliance with Environmental Laws

   Federal, state and local statutes and regulations relating to the protection of the environment have had no material adverse effect on our operating results or competitive position, and we anticipate that they will have no material adverse effect on our future operating results or competitive position in the industry.

  Employees

   As of June 30, 2002, we had approximately 9,300 full-time employees, including approximately 7,900 professional consultants. As a result of the KCA acquisition and the transactions involving the Andersen BC Practices, as of September 18, 2002 we had approximately 16,000 full-time employees, including approximately 14,300 professional consultants.

Item 2.  Properties

   Our corporate headquarters is located in McLean, Virginia. This facility has approximately 229,000 square feet of office space. As of June 30, 2002, we used approximately 1.6 million square feet of office space in approximately 93 locations throughout the United States. Some of the spaces we occupy are used for specific client contracts or development activities while administrative personnel and professional service personnel use other spaces. In addition, as of June 30, 2002, we had approximately 40 locations in Latin America, Canada, Ireland, Israel and the Asia Pacific region with approximately 250,000 additional square feet of office space.

   As a result of the transactions involving the U.S. Andersen BC Practice, as of September 18, 2002, we had approximately 1.7 million square feet of office space in approximately 95 locations throughout the United States. Some of the spaces we occupy are used for specific client contracts or development activities while administrative personnel and professional service personnel use other spaces. In addition, as a result of the KCA acquisition and the transactions involving the Andersen BC practices, as of September 18, 2002, we had approximately 85 locations in Latin America, Canada, Europe, the Middle East, the Asia Pacific Region, and Australia with approximately 2 million square feet of office space in such locations.

   All office space referred to above is leased. We believe that our facilities are adequate to meet our needs for approximately the next 12 months.

Item 3.  Legal Proceedings

   We are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. Additional information regarding legal proceedings of the Company is incorporated by reference herein from Note 12, "Commitments and Contingencies" of the "Notes to Financial Statements" included under Item 8 of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders in the fourth quarter of fiscal 2002.

  Executive Officers of the Company.

   Our executive officers as of June 30, 2002 are:

                                                         Date of
                                                       election or
                                                       appointment     Business or professional
                         Present office and position   to present     experience during the past
Executive Officer   Age       with the Company           office               five years
-----------------   --- ------------------------------ ----------- ---------------------------------
Randolph C. Blazer. 52  Chairman of the Board, Chief     2/08/00   Chief Executive Officer and
                         Executive Officer  and          4/27/00    President of the Company;
                         President                       4/27/00    Co-President and Co-Chief
                                                                    Executive Officer of the
                                                                    Company; member of two-
                                                                    person executive team that
                                                                    directed the Consulting Practice
                                                                    for KPMG LLP

David W. Black..... 40  Executive Vice President,        4/27/00   Executive Vice President, General
                         General Counsel and                        Counsel and Secretary for
                         Secretary                                  Affiliated  Computer Services,
                                                                    Inc.

Michael J. Donahue. 43  Group Executive Vice             4/27/00   Managing Partner,  Solutions, of
                         President and Chief                        KPMG LLP
                         Operating Officer

Robert C. Lamb, Jr. 47  Executive Vice President         6/26/00   Corporate Controller of  Fleet
                         and Chief Financial Officer                Boston Financial

Nathan H. Peck, Jr. 48  Executive Vice President  and    4/27/00   Acting Chief Financial Officer of
                         Chief Administrative  Officer              the Company; Chief
                                                                    Administrative Officer,
                                                                    Consulting Practice of KPMG
                                                                    LLP; Co-Practice Leader,
                                                                    Financial Services Consulting
                                                                    Practice of KPMG LLP

Bradley J. Schwartz 45  Group Executive Vice             4/27/00   Group Executive Vice President,
                         President, Worldwide            4/01/01    Worldwide Client Services,
                         Client Service                             Communications and Content
                                                                    of the Company; Managing
                                                                    Partner, Information,
                                                                    Communication &
                                                                    Entertainment Consulting  of
                                                                    KPMG LLP

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

                                   PART II.

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

  Market Information

   Our Common Stock is listed on the Nasdaq National Market under the symbol KCIN. On September 17, 2002, the Company announced that it had filed an application for its Common Stock to be listed on the New York Stock Exchange. The Company expects that its Common Stock will be listed for trading on the New York Stock Exchange during the first week of October 2002 and that its Common Stock will cease trading on the Nasdaq National Market at the same time. For information regarding high and low quarterly sales prices of our common stock, see the "Quarterly Summarized Financial Information" table included under Item 7 of this Report, which is incorporated by reference herein.

  Holders

   At June 30, 2002, we had 935 stockholders of record.

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

Item 6.  Selected Financial Data

   The selected financial data were derived from the consolidated/combined financial statements of the Company which are included elsewhere in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes thereto included herein.

                                               Consolidated (Corporate Basis)            Combined (Partnership Basis)(1)
                                       ----------------------------------------------  -----------------------------------
                                             Year Ended        Pro Forma   Five Months Seven Months       Year Ended
                                       ----------------------  Year Ended     Ended       Ended     ----------------------
                                        June 30,    June 30,    June 30,    June 30,   January 31,   June 30,    June 30,
                                          2002        2001      2000(2)       2000         2000        1999        1998
                                       ----------  ----------  ----------  ----------- ------------ ----------  ----------
                                          (in thousands, except per share amounts)                (in thousands)
Revenues.............................. $2,367,627  $2,855,824  $2,369,984  $1,105,166   $1,264,818  $1,981,536  $1,428,891
Costs of service:
 Impairment charge....................     23,914       7,827       8,000       8,000           --          --          --
 Other costs of service...............  1,742,861   2,133,250   1,805,611     817,800      897,173   1,381,518   1,062,326
                                       ----------  ----------  ----------  ----------   ----------  ----------  ----------
   Total costs of service.............  1,766,775   2,141,077   1,813,611     825,800      897,173   1,381,518   1,062,326
Gross margin..........................    600,852     714,747     556,373     279,366      367,645     600,018     366,565
Selling, general and administrative
 expenses.............................    467,162     493,818     400,788     206,930      235,668     345,745     251,483
Special payment to managing
 directors(3).........................         --          --          --      34,520           --          --          --
                                       ----------  ----------  ----------  ----------   ----------  ----------  ----------
Operating income......................    133,690     220,929     155,585      37,916      131,977     254,273     115,082
Interest income.......................      3,144       2,386       6,178       6,178           --          --          --
Interest expense......................     (2,248)    (17,175)    (43,645)    (16,306)     (27,339)    (25,157)    (16,810)
Equity in losses of affiliate and
 loss on redemption of equity
 interest in affiliate................         --     (76,019)    (30,186)    (15,812)     (14,374)       (622)         --
Other, net............................         --       6,727        (411)       (439)          28        (111)        619
                                       ----------  ----------  ----------  ----------   ----------  ----------  ----------
Income before partner distributions
 and benefits(1)......................                                                  $   90,292  $  228,383  $   98,891
                                                                                        ==========  ==========  ==========
Income before taxes...................    134,586     136,848      87,521      11,537
Income tax expense....................     81,524     101,897      61,265      29,339
                                       ----------  ----------  ----------  ----------
Net income (loss) before cumulative
 effect of change in accounting
 principle............................     53,062      34,951      26,256     (17,802)
Cumulative effect of change in
 accounting principle.................    (79,960)         --          --          --
                                       ----------  ----------  ----------  ----------
Net income (loss).....................    (26,898)     34,951      26,256     (17,802)
Dividend on Series A Preferred Stock..         --     (31,672)    (25,992)    (25,992)
Preferred stock conversion discount...         --    (131,250)         --          --
                                       ----------  ----------  ----------  ----------
Net income (loss) applicable to
 common stockholders.................. $  (26,898) $ (127,971) $      264  $  (43,794)
                                       ==========  ==========  ==========  ==========
Earnings (loss) per share:
Income before cumulative effect of
 change in accounting principle per
 share................................ $     0.34  $    (1.19) $       --  $    (0.58)
Cumulative effect of change in
 accounting principle per share.......      (0.51)         --          --          --
                                       ----------  ----------  ----------  ----------
Net income (loss) applicable to
 common stockholders per share........ $    (0.17) $    (1.19) $       --  $    (0.58)
                                       ==========  ==========  ==========  ==========

                                                           As of June 30,
                                         --------------------------------------------------
                                                  Consolidated               Combined
                                         ------------------------------ -------------------
                                           2002      2001       2000      1999      1998
                                         --------- --------- ---------- --------- ---------
                                                 (in thousands)           (in thousands)
Balance Sheet Data
Total assets............................ $ 895,131 $ 999,635 $  951,638 $ 492,191 $ 294,369
Long-term obligations...................     9,966    13,414     76,602    22,860    10,508
Series A mandatorily redeemable
  convertible preferred stock...........        --        --  1,050,000        --        --

--------
(1) As a partnership, all of KPMG LLP's earnings were allocable to its partners. Accordingly, distributions and benefits to partners have not been reflected as an expense in our historical partnership basis financial statements through January 31, 2000. As a corporation, effective February 1, 2000, payments for services rendered by our managing directors are included as professional compensation. Likewise, as a corporation, we are subject to corporate income taxes effective February 1, 2000.
(2) This pro forma data assumes our Separation from KPMG LLP occurred as of July 1, 1999 and reflects adjustments including:

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

(3) For the period from January 31, 2000 through June 30, 2000, the profits of KPMG LLP and our Company were allocated among the partners of KPMG LLP and our managing directors as if the entities had been combined through June 30, 2000. Under this arrangement, our managing directors received a special payment of $34.5 million by our Company for the five month period ended June 30, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with the consolidated and combined financial statements and the notes to financial statements included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See the "Disclosure Regarding Forward-Looking Statements." All references to "years," unless otherwise noted, refer to our fiscal year, which ends on June
30. For example, a reference to "2002" or "fiscal 2002" means the 12-month period that ended on June 30, 2002.

Historical Overview

   On January 31, 2000, the Company completed its separation from KPMG LLP (the "Separation"). As a partnership, all of KPMG LLP's earnings were allocable to its partners. Accordingly, distributions and benefits to partners were not reflected as an expense in the historical financial statements through January 31, 2000. Additionally, as a partnership, KPMG LLP was not subject to income taxes and, as a result, the historical financial statements through January 31, 2000 do not include a provision for income taxes. Effective February 1, 2000, following the Separation from KPMG LLP and the Company's commencement of operations in corporate form, the historical financial statements include payments for services rendered by our managing directors, who were formerly consulting partners of KPMG LLP, in professional compensation, and a provision for income taxes. Consequently, the historical results of operations for the years ended June 30, 2002 and 2001, which reflect a corporate basis of presentation, and the summation of the five months ended June 30, 2000, which reflect a corporate basis of presentation, and the seven months ended January 31, 2000, which reflect a partnership basis of presentation, are not directly comparable. Accordingly, to enhance comparability, for purposes of this discussion and analysis, the operating results for fiscal 2000 have been presented on a pro forma basis assuming the Separation from KPMG LLP occurred as of July 1, 1999 (at which time the Company would have commenced operations in corporate form).

Company Overview

   KPMG Consulting, Inc. is one of the world's largest business consulting and systems integration firms with approximately 9,300 employees at June 30, 2002 (and approximately 16,000 employees as of September 18, 2002) serving over 2,100 clients worldwide, including Global 2000 and Fortune 1000 companies, small and medium-sized businesses, government agencies and other organizations. The Company provides business and technology strategy, systems design and architecture, applications implementation, network and systems integration, and related services that enable our clients to leverage technology for stronger return on investment and enhanced services to their customers, vendors and employees.

   Commencing with our first acquisition of an international practice (Mexico) in December 1999, the Company has been executing a strategy to develop a global business platform primarily through acquisition. Through September 18, 2002, we have completed 31 acquisitions, group hires or other transactions, and we have substantial operations in the North America, Europe, Asia Pacific and Latin America regions. These regional practices are organized along industry groups in which we have specialized knowledge and expertise, including public services, financial services, communications and content, consumer and industrial markets, and high technology. For the year ended June 30, 2002, international operations represented 8% of our business (measured in revenue dollars), and we estimate that international operations after completion of the KCA acquisition and other transactions referred to above will account for more than 20% of our business.

   The following chart provides a summary of our recent transactions:

Relevant Entity                                                                             Transaction Date
---------------                                                                            ------------------
Studio Verso and WebVibe Corporation...................................................... July, 1999
KPMG Consulting Mexico, S. de R.L. de C.V. (the consulting business of the Mexican member of KPMG International).................................................................. December 29, 1999
Consulting business of the Canadian member of KPMG International.......................... March 1, 2000
Consulting business of the Japanese member of KPMG International.......................... April 1, 2000
San Tong Consulting Corporation (the consulting business of the South Korean member firm of KPMG International).................................................................. May 31, 2000
Consulting business of the Central American members of KPMG International................. June 20, 2000
Consulting business of the New Zealand member of KPMG International and Web Limited....... June 26, 2000
Consulting business of the Venezuelan member of KPMG International........................ June 27, 2000
Consulting business of the Argentine member of KPMG International......................... June 30, 2000
Consulting business of the Colombian member of KPMG International......................... July 28, 2000
Consulting business of the Irish member of KPMG International............................. September 15, 2000
Consulting business of the Peruvian member of KPMG International.......................... September 22, 2000
Consulting business of the Brazilian member of KPMG International......................... October 3, 2000
Consulting business of the Netherlands Antilles member of KPMG International.............. February 7, 2001

Relevant Entity                                                                             Transaction Date
---------------                                                                            ------------------
Regional consulting business in Southeast Asia (including Hong Kong, Malaysia, Singapore and Taiwan) of the respective members of KPMG International............................. August 2, 2001
Consulting business of the Australian member of KPMG International........................ October 3, 2001
Andersen Business Consulting, Hong Kong................................................... May 1, 2002
Andersen Business Consulting, China....................................................... May 1, 2002
Andersen Business Consulting, Australia................................................... June 4, 2002
Group hire of certain employees formerly associated with Andersen Business Consulting,
  United States........................................................................... July 1, 2002
Andersen Business Consulting, Switzerland................................................. July 1, 2002
Andersen Business Consulting, Nordics (including Finland, Norway and Sweden).............. July 1, 2002
Andersen Business Consulting, Singapore................................................... July 1, 2002
Andersen Business Consulting, South Korea................................................. July 2, 2002
Andersen Business Consulting, Peru........................................................ August 1, 2002
Andersen Business Consulting, Spain....................................................... August 1, 2002
Andersen Business Consulting, Japan....................................................... August 1, 2002
KPMG Consulting AG (the Consulting business of the German member firm of KPMG
  International).......................................................................... August 22, 2002
Group hire of certain employees formerly associated with Andersen Business Consulting,
  Brazil.................................................................................. August 23, 2002
Andersen Business Consulting, France...................................................... September 11, 2002
Business consulting practice of Ernst & Young, Brazil..................................... September 18, 2002

  Financial Statement Presentation

   The consolidated/combined financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Certain prior period amounts have been reclassified to conform with current period presentation, including the following significant reclassifications to the statements of operations:

  . reclassification of costs from "Other costs of service" to "Professional compensation" for compensation and fringe benefit expenses related to certain billable consulting staff,

  . reclassification of costs from "Other costs of service" to "Selling, general and administrative expenses" related to an overhead cost allocation,

  . reclassification of amortization of goodwill and purchased intangibles from "Costs of service" to "Selling, general and administrative expenses,"

  . transfer of our health care business to our high technology and public services groups, and

  . formation of our North American region by reclassification of our Canadian operations from International by combining it with U.S. operations.

   Through January 31, 2000, we were a division of KPMG LLP. Our combined financial statements for the seven months ended January 31, 2000, which includes all majority-owned subsidiaries of KPMG LLP that were deemed part of our consulting business, have been prepared using KPMG LLP's historical basis of accounting in conformity with generally accepted accounting principles ("GAAP") in the United States of America and includes the assets, liabilities, revenues and expenses related to our business. Included in our expenses are allocations of certain costs incurred by KPMG LLP on behalf of our business. These allocations are discussed in greater detail in the notes to financial statements located elsewhere in this Form 10-K.

   Since we historically operated as part of the partnership of KPMG LLP, our consulting partners shared in the annual profits of KPMG LLP rather than receiving salaries. Therefore, our historical combined financial statements for the seven months ended January 31, 2000 do not reflect any compensation or benefit costs for services rendered by the consulting partners of KPMG LLP. In connection with the Separation, the consulting partners of KPMG LLP resigned from KPMG LLP and became our managing directors. Effective February 1, 2000, our managing directors began to receive salaries and other benefits as their compensation, and our Company began operating in corporate form and became subject to income taxes.

  Segments

   During fiscal 2002, we provided consulting services through five major industry groups including public services, financial services, communications and content, high technology, and consumer and industrial markets. Commencing July 1, 2001, our health care group was combined with our public services and high technology groups and the business units in our Canadian practice were transferred from International to the five industry groups, resulting in a North America region. In addition, we have multinational regional operations in Asia Pacific, Latin America, Israel and following the acquisition of KCA and the other transactions described above, in Europe. The Company's chief operating decision maker, the Chairman and Chief Executive Officer, evaluates performance and allocates resources based upon the industry groups. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Prior year information has been reclassified to reflect current year changes. The discussion and analysis related to critical accounting policies and to each operational expense category applies to all segments, unless otherwise indicated.

  Recent Trends in our Business

   The level of economic activity in the industries and regions we serve is a primary factor affecting our revenues. In addition, changes in business requirements and practices of our clients have a significant impact on the demand for technology consulting and systems integration services we provide. The current economic downturn has negatively affected the operations of some of our clients and their IT spending. During this time, competition for new engagements and pricing pressure have remained strong. As a result, we have seen a decline in our revenues in fiscal 2002. We do not expect that business volumes will significantly improve before the end of calendar 2002. We have responded to these business conditions by carefully balancing our resources with engagement staffing requirements, eliminating excess capacity through workforce reductions and aggressively reducing discretionary costs to lower the cost of operations and maintain profit margins.

  Critical Accounting Policies and Estimates

   Accounting policies and estimates that management believes are most critical to the Company's financial condition and operating results pertain to revenue recognition and valuation of unbilled revenues (including estimates of costs to complete engagements); valuation of accounts receivable; valuation of goodwill; and intra-period estimates of discretionary compensation costs and effective income tax rates. See Note 2, "Significant Accounting Policies", of the Notes to the Financial Statements for descriptions of critical accounting policies.

   Revenue Recognition and Valuation of Unbilled Revenues. Generally we recognize revenues as we perform services for our clients on a time-and-materials or percentage-of-completion basis, depending upon the contract with the client. Periodically we review ongoing engagements to reassess our estimates to complete and estimates of realizability. If we determine that the estimated revenue has changed on a given engagement, we record the cumulative effect of the change in the period in which it becomes known. Circumstances that could cause our estimated revenue to change include changes in estimates of time required to complete an engagement, changes in engagement staffing mix, changes in client participation in the engagement, and other factors. In addition, we have an insignificant number of engagements for which revenue is not recognized as we perform services, but as transaction fees are earned or contingencies, such as cost savings, are resolved.

   Valuation of Accounts Receivable. Periodically we review accounts receivable to reassess our estimates of collectibility. We provide valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, we provide valuation reserves for estimates of aged receivables that may be written off, based upon historical experience. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients' liquidity and credit quality, other factors negatively impacting our clients' ability to pay their obligations as they come due, and the quality of our collection efforts.

   Valuation of Goodwill. Effective July 1, 2001, the Company early-adopted the new accounting principle related to goodwill, Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a consequence, we recognized a transitional impairment loss of $80.0 million, net of tax, ($0.51 per share) as the cumulative effect of a change in accounting principle. This transitional impairment loss resulted from the change in method of measuring impairments from undiscounted cash flows to discounted cash flows. We review goodwill for impairment at least once annually and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit. Factors which we consider in determining if an impairment may have incurred are significant underperformance of the business relative to historical or forecasted results, and other significant factors negatively affecting our client base, our staff, significant engagements, or the industries and markets we serve.

   Estimates of Discretionary Compensation Costs and Effective Income Tax Rates. Discretionary compensation costs and income tax expense are two of the more significant expense categories that are highly dependent upon management estimates and judgments, particularly at each interim reporting date. In arriving at the amount of expense to recognize, management believes it makes reasonable estimates and judgments using all significant information available. Discretionary compensation costs are determined once a year after the Company's annual operating results are finalized; thus, estimates are subject to change. Circumstances that could cause our estimates of effective income tax rates to change include the impact of information that subsequently became available as we prepared our corporate income tax returns; the level of actual pre-tax income; revisions to tax positions taken as a result of further analysis and consultation, and changes mandated as a result of audits by taxing authorities.

  Components of Our Statements of Operations

   Revenues. We derive substantially all of our revenues from professional service activities. Revenues include all amounts that are billed or billable to clients. Unbilled revenues represents revenues for services performed that have not been billed. Maintenance contract revenues are recognized ratably over the terms of the agreement. When our consulting engagements have multiple elements, each element is separately evaluated and revenue is recognized when it is realized or realizable and earned.

   Generally we enter into contracts with our clients prior to the time work on a project begins. These contracts contain varying terms and conditions. These contracts generally provide that they can be terminated without significant advance notice or penalty. Generally, in the event that a client terminates a project, the client remains obligated to pay us for services performed and expenses incurred by us through the date of termination.

   Professional Compensation. Competition for consulting professionals, particularly information technology professionals with the advanced technology skills necessary to perform the services we offer, has caused wages to increase at a rate greater than the general rate of inflation, a trend we expect to diminish as a result of the current downturn in economic conditions. As with other professional service firms, we must adequately anticipate wage increases. Our success is largely dependent on our ability to keep our consultants highly utilized on revenue-generating activities, and to hire and retain talented people.

   Other Direct Contract Expenses. Other direct contract expenses include costs directly attributable to client engagements. These costs include items such as computer hardware and software, travel expenses for professional personnel, and costs associated with subcontractors.

   Other Costs of Service. Other costs of service primarily consist of the costs attributable to the support and maintenance of the professional staff, bad debt expense relating to accounts receivables, as well as other indirect costs attributable to serving our client base. These costs include occupancy costs related to office space utilized by professional staff, the costs of training and recruiting professional staff, and costs associated with professional support personnel.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses include expenses such as sales and marketing, costs for information systems, finance and accounting, human resources, sales commissions, amortization of goodwill and other identifiable intangibles, and other expenses related to managing and growing our business. Prior to the Separation, most of these activities were provided to us by KPMG LLP. Our historical financial statements reflect costs determined on a basis consistent with the original outsourcing agreement entered into at the time of the Separation. The Company and KPMG LLP entered into a transition services agreement effective February 8, 2001, whereby we no longer receive and do not incur the cost of services related to the coordination and management of a multidisciplinary professional services organization, as such services are not required for us to operate our business as an independent company. For fiscal 2000, these costs included allocations for international and U.S. partnership level management structure in the amount of $36.4 million, international and firmwide partnership meetings in the amount of $3.2 million and support of the KPMG Foundation, in the amount of $2.2 million.

   Special Payment to Managing Directors. The terms of our Separation from KPMG LLP provided that, for the period from January 31, 2000 through June 30, 2000, during which period none of our outstanding common stock was held by outside investors, the profits of KPMG LLP and our Company were allocated among the partners of KPMG LLP and our managing directors on a basis as if the entities had been combined through June 30, 2000. Subsequent to June 30, 2000, there has been no further sharing of profits by KPMG LLP and our Company. Under this arrangement, the special payment made to our managing directors, who were formerly partners in KPMG LLP, were paid by our Company. The amount attributed to the five-month period ended June 30, 2000 was $34.5 million and is reflected as an expense in our consolidated statement of operations.

   Interest Expense and Interest Income. Through June 30, 2000, interest expense was allocated to us by KPMG LLP based on outstanding accounts receivable and unbilled revenues. Effective July 1, 2000, we are no longer allocated interest by KPMG LLP. Interest expense is also incurred in connection with debt financing agreements entered into by our Company. Interest income is earned on short-term investment of available cash balances.

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

   Income Tax Expense. As part of a limited liability partnership, through January 31, 2000, we were not subject to corporate income taxes. Thereafter, we are operating in corporate form and are subject to income taxes. Due to our high level of non-deductible travel-related and amortization expenses, and unusable foreign tax losses and credits, our effective tax rate exceeds statutory rates. In addition, the Company's effective tax rate is significantly impacted by its level of pre-tax earnings. Accordingly, if our pre-tax earnings grow and non-deductible expenses grow at a slower rate or decrease, our effective tax rate will decrease in the future.

   Conversion Discount on Series A Preferred Stock. On January 31, 2000, Cisco Systems, Inc. ("Cisco") purchased 5 million shares of our Series A Preferred Stock for $1.05 billion. On September 15, 2000, Cisco and KPMG LLP agreed that immediately prior to the closing of our initial public offering, KPMG LLP would purchase 2.5 million shares of Series A Preferred Stock from Cisco for $525 million. Our agreement with Cisco required us to repurchase that number of shares of our Series A Preferred Stock that would result in Cisco owning 9.9% of our common stock following the conversion and the initial public offering. At the initial public offering price of $18.00 there was a 20%, or $262.5 million conversion discount, such that the Series A Preferred Stock would convert into our common stock at $14.40 per share for an equivalent of 72.9 million shares. On November 29, 2000, KPMG LLP agreed to convert all of the Series A Preferred Stock it agreed to acquire from Cisco at the initial public offering price without any conversion discount. Thus, the net amount of the beneficial conversion feature (after deducting the amount of the conversion discount foregone by KPMG LLP) was $131.3 million. The intrinsic value (i.e., the "beneficial conversion feature") ascribable to the Series A Preferred Stock as a result of the discounted conversion price was reflected as a preferred dividend and a reduction of net income available to common stockholders as of the date of the initial public offering.

Results of Operations Overview

   The year ended June 30, 2002 was a challenging year as many clients reduced spending on technology consulting and systems integration services. As a result, we have seen a decline in our revenues in fiscal 2002. We have responded to these business conditions by carefully balancing our resources with engagement staffing requirements, eliminating excess capacity through workforce reductions and aggressively reducing discretionary costs to lower the cost of operations and maintain profit margins. After deducting an $80.0 million after-tax ($0.51 per share) charge representing the cumulative effect of a change in accounting principle, the Company realized a net loss applicable to common stockholders of $26.9 million, or $0.17 per share for the year ended June 30, 2002 compared to a net loss applicable to common stockholders of $128.0 million, or $1.19 per share for the year ended June 30, 2001. Included in results for fiscal 2001 were a $76.0 million ($71.2 million net of tax) charge consisting of equity losses of affiliate and loss on redemption of equity interest in affiliate related to the Company's investment in QCS; a $131.3 million preferred stock conversion discount, and $31.7 million of preferred stock dividends. Income before cumulative effect of change in accounting principle for fiscal 2002 and 2001 were $53.1 million and $35.0 million, respectively.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

   Revenues. Revenues decreased $488.2 million, or 17.1%, from $2,855.8 million in the year ended June 30, 2001, to $2,367.6 million in the year ended June 30, 2002. This overall decrease is primarily attributable to a slower economy, which significantly impacted the financial services and high technology businesses with year-over-year declines of 50.4% and 57.6%, respectively. Public Services remained strong with growth of 10.9% and International revenue also grew by 34.9%, which is largely due to the acquisitions of the Australia and Southeast Asia consulting practices. The Company expects this period of economic uncertainty may continue to impact revenue growth through calendar 2002, with the most significant impact being in the high technology and communications and content groups. However, this is expected to be more than offset by the addition of revenues from recent acquisitions.

   Gross Margin. Gross margin as a percentage of revenues improved slightly to 25.4% from 25.0% for the years ended June 30, 2002 and 2001, respectively. Despite the decrease in revenue discussed above, the Company was able to maintain its gross margin percentage as a result of its continued focus on expense control.

   In dollar terms, gross margin decreased by $113.9 million, or 15.9%, from $714.7 million for the year ended June 30, 2001, to $600.9 million for the year ended June 30, 2002. The decrease in gross margin was due to a decline in revenue of $488.2 million described above, offset by:

  . A net decrease in professional compensation of $143.9 million, or 13.3%, to $940.8 million compared to $1,084.8 million in the prior year. This decrease was predominantly due to the Company's reduction in workforce actions, taken in the second and fourth quarters of fiscal 2002 and the fourth quarter of fiscal 2001. Overall the Company's average billable headcount has declined from approximately 8,900 in fiscal 2001 to 8,100 in fiscal 2002. Additionally, incentive compensation accruals were also lower as a result of the decrease in Company earnings.

  . A net decrease in other direct contract expenses of $159.3 million, or 21.2%, to $592.6 million, representing 25.0% of revenue, compared to $752.0 million, or 26.3% of revenue in the prior year. The decline as a percentage of revenues is a direct result of the Company's efforts to limit the use of subcontractors whenever possible, utilizing existing resources, and reduced travel-related expenses.

  . During fiscal 2002, the Company recorded an impairment charge of $23.9 million ($20.8 million after-tax) primarily to write down equity investments by $16.0 million and software licenses held for sale by $7.6 million. These charges eliminated the Company's exposure to loss related to equity investments and software licenses held for sale. The Company's impairment charge of $7.8 million ($4.6 million after-tax) in fiscal 2001 related to software licenses held for sale.

  . A net decrease in other costs of service of $87.2 million, or 29.4%, to $209.4 million from $296.5 million, was primarily due to a decrease in bad debts expense of $29.2 million, reduced training costs of $23.0 million, tighter controls on discretionary expenses, and reduced headcount.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $467.2 million for the year ended June 30, 2002. This reflects a decrease of $26.7 million, or 5.4%, from $493.8 million, which is primarily due to lower levels of practice development expenses and a decrease in amortization of intangibles expense of $15.2 million as a result of the Company electing to early-adopt SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated goodwill amortization.

   Interest Income. Interest income increased $0.8 million, or 31.8%, from $2.4 million during fiscal 2001 to $3.1 million for fiscal 2002. This increase is primarily due to the Company's increase in short term investments due to an increase of $157.7 million in its cash and cash equivalents position to $203.6 million at June 30, 2002 from $45.9 million at June 30, 2001.

   Interest Expense. Interest expense decreased $14.9 million, or 86.9%, from $17.2 million to $2.2 million for the year ended June 30, 2001 and 2002, respectively. This decrease was due to a repayment of all outstanding borrowings under our credit facility during fiscal 2001, resulting from the use of proceeds from our initial public offering, and improvements made in our management of client billings and collections. This improvement is evidenced by the further reduction in our days sales outstanding from 68 days at June 30, 2001 to 55 days at June 30, 2002.

   Loss on Redemption of Equity Interest in Affiliate, Equity in Losses of Affiliate. For the year ended June 30, 2001, loss on redemption of equity interest in affiliate and equity losses of affiliate of $76.0 million related primarily to the redemption of our equity investment in QCS in December 2000.

   Income Tax Expense. For the year ended June 30, 2002, the Company earned income before taxes and cumulative effect of change in accounting principle of $134.6 million and provided income taxes of $81.5 million, resulting in an effective tax rate of 60.6%. This rate was impacted by the non-deductibility of losses incurred by certain international operations as well as non-deductible impairment losses relating to equity investments. For the year ended June 30, 2001, the Company earned income before taxes of $136.8 million and provided income taxes of $101.9 million, resulting in an effective tax rate of 74.5%. This rate was significantly impacted by the non-deductibility of the loss on redemption of equity interest in affiliate coupled with non-deductible losses in certain international operations.

   Cumulative Effect of Change in Accounting Principle. The Company elected to early-adopt SFAS No. 142 as of July 1, 2001. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, the Company did not amortize goodwill during the year ended June 30, 2002, and incurred a non-cash transitional impairment charge of $80.0 million, net of tax. This transitional impairment charge is a result of the change in accounting principles to measuring impairments on a discounted versus an undiscounted cash flow basis.

   Preferred Stock Dividends. Series A Preferred Stock dividends totaling $31.7 million were recorded in the year ended June 30, 2001. After December 31, 2000, the Company was no longer required to pay dividends on our Series A Preferred Stock because it was redeemed and converted in connection with our initial public offering.

   Preferred Stock Conversion Discount. Our Series A Preferred Stock contained a beneficial conversion feature whereby the preferred stock could convert into common stock at a rate of between 75% and 80% of the initial public offering price. Based upon an initial public offering price of $18 per share, the net amount of this one-time non-cash beneficial conversion feature was $131.3 million.

   Net Income (Loss) Applicable to Common Stockholders. For the year ended June 30, 2002, the Company incurred a net loss applicable to common stockholders of $26.9 million, or $0.17 per share. For the year ended June 30, 2001, the Company incurred a net loss applicable to common stockholders of $128.0 million, or $1.19 per share. Both periods results were impacted by significant one-time or nonrecurring charges, as described above.

Historical Year Ended June 30, 2001 Compared to Pro Forma Year Ended June 30,
2000

   Prior to our Separation and incorporation, our income before partner distributions and benefits was the best measure for assessing our historical financial performance. Through January 31, 2000, we operated as part of a partnership, and payments to our consulting partners were accounted for as distributions of partners' capital rather than as compensation expense. As a result, through January 31, 2000, our historical professional compensation expense does not reflect the professional compensation costs we incurred for partners, including payments for services rendered or benefits paid. In addition, as a partnership, we were not subject to income taxes, as such taxes were the responsibility of the individual partners.

   The following table sets forth certain financial information on a historical basis for the year ended June 30, 2001 and a pro forma basis for the year ended June 30, 2000. The adjustments made to fiscal 2000 historical results are reflected in the pro forma columns and include adjustments to managing directors' compensation, income taxes, and other items as described in the accompanying notes to the pro forma consolidated statements of operations, as if the Separation transaction had occurred on July 1, 1999.

                                                                           Fiscal 2000
                                                   ---------------------------------------------------------
                                                                     Historical
                                                      Historical    Consolidated                   Pro Forma
                                                       Combined     Five Months                   Consolidated   Historical
                                                     Seven Months      Ended                       Year Ended   Consolidated
                                                        Ended         June 30,     Pro Forma        June 30,     Year Ended
                                                   January 31, 2000     2000     Adjustments(a)       2000      June 30, 2001
                                                   ---------------- ------------ --------------  ------------   -------------
                                                    (in thousands)     (in thousands, except share and per share amounts)
Revenues..........................................    $1,264,818    $ 1,105,166     $     --     $ 2,369,984    $  2,855,824
Professional compensation.........................       472,679        469,827      103,992(1)    1,034,991       1,084,751
                                                                                       3,874(2)
                                                                                     (15,381)(3)
Other direct contract expenses....................       263,106        259,801           --         522,907         751,951
Impairment charge.................................            --          8,000           --           8,000           7,827
Other costs of service............................       161,388         88,172       (1,847)(3)     247,713         296,548
                                                      ----------    -----------     --------     -----------    ------------
Gross margin......................................       367,645        279,366      (90,638)        556,373         714,747
Selling, general and administrative expenses......       235,668        206,930      (41,810)(4)     400,788         493,818
Special payment to managing directors.............            --         34,520      (34,520)(5)          --              --
                                                      ----------    -----------     --------     -----------    ------------
Operating income..................................       131,977         37,916      (14,308)        155,585         220,929
Interest expense..................................       (27,339)       (16,306)          --         (43,645)        (17,175)
Interest income...................................            --          6,178           --           6,178           2,386
Gain on sale of assets............................            --             --           --              --           6,867
Equity in losses of affiliate and loss on
 redemption of equity interest in affiliate.......       (14,374)       (15,812)          --         (30,186)        (76,019)
Minority interests................................            28           (439)          --            (411)           (140)
                                                      ----------    -----------     --------     -----------    ------------
Income before partner distributions and benefits..    $   90,292
                                                      ==========
Income before taxes...............................                       11,537      (14,308)         87,521         136,848
Income tax expense................................                       29,339       31,926(6)       61,265         101,897
                                                                    -----------     --------     -----------    ------------
Net income (loss).................................                      (17,802)     (46,234)         26,256          34,951
Dividend on Series A Preferred Stock..............                      (25,992)          --         (25,992)        (31,672)
Preferred stock conversion discount...............                           --           --              --        (131,250)
                                                                    -----------     --------     -----------    ------------
Net Income applicable to common stockholders......                  $   (43,794)    $(46,234)    $       264    $   (127,971)
                                                                    ===========     ========     ===========    ============
Per share net income (loss) applicable to common
 stockholders.....................................                  $     (0.58)                 $        --    $      (1.19)
                                                                    ===========                  ===========    ============
Weighted average shares--basic and diluted........                   75,843,000                   75,688,801(7)  107,884,143
                                                                    ===========                  ===========    ============

--------
(a) Notes to Pro Forma Financial Information for Fiscal 2000

   For purposes of preparing the accompanying fiscal 2000 pro forma financial information, we have assumed that the Company's Separation from KPMG LLP, converting the legal form of our business from a partnership to a corporation, was completed on July 1, 1999, and have made the following adjustments to the historical combined/consolidated condensed financial statements. The pro forma financial information for fiscal 2000 does not assume the completion of the Company's initial public offering, which closed on February 13, 2001. These notes should be read in conjunction with the consolidated/combined financial statements and notes thereto, included in this Form 10-K.

  (1) Adjustment to reflect partner compensation and benefit costs that the Company would have incurred for our managing directors under the terms of the new compensation plan, which was adopted and implemented effective July 1, 2000, had the new plan been in place during the historical periods.
  (2) Adjustment to reflect the increase in partner accrued vacation pay for the periods preceding our Company's Separation from KPMG LLP.
  (3) Adjustment to reflect changes to our employee (professional and administrative) pension plan. Following the Separation from KPMG LLP on January 31, 2000, our employees no longer participate in the KPMG LLP pension plan. The adjustments to eliminate costs under the employee pension plan were based on the actual amounts allocated to us by KPMG LLP during the pro forma periods.
  (4) KPMG LLP historically allocated costs incurred in the coordination and management of a multidisciplinary professional services organization to each of its functional business units. For the period from January 31, 2000 until June 30, 2000, we received these services pursuant to the original outsourcing agreement. Certain services provided pursuant to the original outsourcing agreement were not necessary for us to operate our business as an independent company, since they were duplicative or were performed by us internally. Consequently, these services were no longer charged to us effective July 1, 2000. These costs primarily relate to services provided by the executive management teams previously responsible for the consulting business of KPMG LLP and KPMG International. Since we operate in corporate form, our existing executive management team will oversee our domestic and international operations. The costs related to our executive management are reflected in the historical financial statements for non-partner costs and are included in pro forma adjustment (1) for managing directors.

      The pro forma effect of the elimination of those costs for the year ended June 30, 2000 pursuant to the transition services agreement is as follows (in thousands):

                                                                    Year Ended
                                                                   June 30, 2000
                                                                   -------------
     International and U.S. partnership level management structure    $36,373
     International and firmwide partnership meetings..............      3,202
     Support of the KPMG Foundation...............................      2,235
                                                                      -------
         Total....................................................    $41,810
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

  (7) Pro forma weighted average shares outstanding for the year ended June 30, 2000--basic and diluted, are calculated based on:

                                                       Assumed
                                                     Outstanding   Shares
   Common Stock Issuances                               From     Outstanding
   ----------------------                            ----------- -----------
   Separation transaction...........................  07/01/99   75,563,773
   Stock awards, net of forfeitures.................  01/31/00       13,502
   Stock awards, net of forfeitures.................  02/16/00      297,324
   Acquisition of the consulting business of the
    New Zealand member of KPMG International........  06/26/00        6,243

   Revenues. Revenues increased $485.8 million, or 20.5%, from $2,370.0 million for the year ended June 30, 2000 to $2,855.8 million for the year ended June 30, 2001. This overall increase was primarily attributable to an 8.9% increase in U.S. client service hours billed due to growth in several groups, including public services 14%, high technology 42% and communications and content 60%, as well as continued growth from international operations acquired during fiscal 2001. This growth was partially due to joint marketing relationships with alliance partners, growth in next generation operations support systems / business support systems offerings, business-to-business Internet-related services, and growth from key accounts. In addition, international revenue grew to $142.3 million due to acquisitions and organic growth within these operations.

   Gross Margin. Gross margin as a percentage of revenues was 25.0% for the year ended June 30, 2001, which increased from 23.5% (on a pro forma basis) for the year ended June 30, 2000.

   The increase in gross margin was primarily due to (i) costs attributable to the support and maintenance related to professional staff (such as occupancy, training, recruiting and professional support personnel costs) increased at a slower rate than the overall growth in the business and (ii) the recording of certain one-time non-cash charges relating to compensatory common stock issuances and settlement of pension obligations to certain managing directors during fiscal 2000.

   In dollar terms, gross margin increased by $158.4 million, or 28.5%, from $556.4 million (on a pro forma basis) for the year ended June 30, 2000 to $714.7 million for the year ended June 30, 2001. The increase in dollar terms was due to the $485.8 million increase in revenues described above, partially offset by cost increases due to the following:

  . A net increase in professional compensation of $49.8 million, or 4.8%, from $1,035.0 million (on a pro forma basis) to $1,084.8 million, primarily due to a $36.6 million increase in professional staff compensation and benefits due to higher wages and benefits for new and existing staff and an increase of $12.6 million in accruals for incentive compensation. In April 2001, the Company recorded a $20.0 million charge for severance and termination benefits related to a reduction in workforce. The reduction in workforce affected approximately 575 employees and was the result of balancing the Company's workforce with market demand for certain types of services. These increases were partially offset by a one-time charge of $19.4 million recorded in fiscal 2000 relating to compensatory common stock issuances and settlement of pension obligations to certain managing directors.

  . An increase in other direct contract expenses of $229.0 million, or 43.8%, from $522.9 million (22.1% of revenue) to $752.0 million (26.3% of revenue), due to increased use of subcontractors and higher travel and lodging expenses incurred by professional staff to travel to client sites. These costs increased due to the overall growth in business and our increased use of subcontractors to enable us to service our client engagements while limiting the hiring of new employees during the economic uncertainty of the second half of fiscal 2001.

  . An increase in other costs of service of $48.8 million, or 19.7%, from $247.7 million (on a pro forma basis) to $296.5 million due to overall growth in the business during fiscal 2001 and a $32.4 million increase in provisions for doubtful accounts due to losses incurred and increased reserves during the second half of fiscal 2001 as a result of the downturn in economic conditions, particularly in the financial services industry.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses were $493.8 million for the year ended June 30, 2001. This reflects an increase of $93.0 million, or 23.2%, from $400.8 million (on a pro forma basis) for the year ended June 30, 2000. The increase in selling, general and administrative expenses was primarily due to an increase of $29.7 million related to new business development costs as a result of higher levels of commissions earned on a higher revenue base and additional sales personnel, as well as higher marketing costs. In addition, there was an increase of $38.6 million due to the acquisition of several international consulting businesses, including $8.6 million of goodwill and other intangible asset amortization, and an increase of $20.2 million of allocated and direct costs incurred to support growth in the business primarily relating to office space, support and operation services, and increased staffing.

   Interest Expense. Interest expense decreased $26.5 million, or 60.6%, from $43.6 million to $17.2 million for the years ended June 30, 2000 and 2001, respectively. This decrease was due to decreased outstanding borrowings under the Company's credit facility for the year ended June 30, 2001 resulting from the use of proceeds from the Company's initial public offering and improvements made in the management of client billings and collections, as evidenced by the reduction in days sales outstanding, from 82 days at June 30, 2000 to 68 days at June 30, 2001. Interest expense for the year ended June 30, 2000 consisted primarily of interest incurred by KPMG LLP and allocated to the Company.

   Interest Income. Interest income decreased $3.8 million, or 61.4%, from $6.2 million to $2.4 million for the year ended June 30, 2000 and 2001, respectively. Interest income decreased as the proceeds from the issuance of the Company's Series A Preferred Stock on January 31, 2000 were used to fund working capital requirements.

   Gain on Sale of Assets. During fiscal 2001, the Company sold two small Canadian practices: Career Consulting and KPMG-Versa Systems Inc., a software development firm. The Company recognized $6.9 million in pre-tax gains on the sale of these two businesses. These non-strategic business units generated approximately $10 million of annual revenue and recently operated at a breakeven level.

   Equity in Losses of Affiliate and Loss on Redemption of Equity Interest in Affiliate. Equity in losses of affiliate and loss on redemption of equity interest in affiliate, which related to the Company's equity investment in QCS, increased $45.8 million from $30.2 million to $76.0 million. On December 27, 2000, QCS redeemed the Company's 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, the Company's investment in QCS of $63.3 million ($58.5 million on an after tax basis), was written off through a non-cash charge to earnings in December 2000. (See Note 14, "Investment in Affiliate," of the Notes to the Financial Statements.)

   Income Tax Expense. For the year ended June 30, 2001, the Company earned income before taxes of $136.8 million and provided for income taxes of $101.9 million, resulting in an effective tax rate of 74.5%. The tax rate was significantly impacted by nondeductible losses associated with certain international operations and with the redemption of the Company's investment in QCS.

   Net Income (Loss). Net income increased by $8.7 million, from $26.3 million (on a pro forma basis) for the year ended June 30, 2000, to $35.0 million for the year ended June 30, 2001. Improved profitability reflected favorable impacts from growth in the Company's business during fiscal 2001, coupled with favorable changes in cost structure, as discussed previously, partially offset by the one-time loss on redemption of an equity interest in an affiliate (which business was exited in December 2000).

   Preferred Stock Dividends. Series A Preferred Stock dividends totaling $31.7 million were recognized in fiscal 2001 compared to $26.0 million in fiscal 2000. After December 31, 2000, the Company was no longer required to pay dividends on our Series A Preferred Stock because it was redeemed and converted into common stock in connection with the initial public offering.

   Preferred Stock Conversion Discount, Net. Our Series A Preferred Stock, issued to Cisco in January 2000, contained a beneficial conversion feature whereby the preferred stock could convert into common stock at a rate of between 75% and 80% of the initial public offering price. Based upon the initial public offering price of $18 per share, the net amount of the beneficial conversion feature was $131.3 million.

   Net Loss Applicable to Common Stockholders. After deducting the aforementioned dividends and conversion discount on our Series A Preferred Stock, net loss applicable to common stockholders for the year ended June 30, 2001, was $128.0 million or $1.19 per share. As indicated above, the entire net loss arose from the non-cash charge of $131.3 million relating to the conversion of the Series A Preferred Stock referred to above. For the comparable period of the prior year, net income applicable to common stockholders was $264,000, which was considerably less than $.01 per share (on a pro forma basis). The per share amounts of the losses were further affected by the increase in the number of common shares outstanding by 82 million (32 million on an average basis) as a result of the Company's initial public offering on February 8, 2001.

Industry Results

   During fiscal 2002, we provided consulting services through five major industry groups. Commencing July 1, 2001, our health care group was combined with our public services and high technology groups and Canadian operations were transferred from International to the five industry groups, creating a North America region. Prior year information has been reclassified to reflect current year presentation.

                                              Consolidated                    Combined
                                ----------------------------------------  ----------------
                                                             Five Months    Seven Months
                                 Year Ended    Year Ended       Ended          Ended
                                June 30, 2002 June 30, 2001 June 30, 2000 January 31, 2000
                                ------------- ------------- ------------- ----------------
                                             (in thousands)                (in thousands)
Revenues:
Public Services................  $  966,422    $  871,597    $  345,673      $  420,111
Communications and Content.....     473,269       551,089       187,050         157,838
Financial Services.............     229,993       463,930       236,488         291,976
Consumer and Industrial Markets     311,144       367,433       163,160         200,637
High Technology................     194,751       459,448       149,686         174,011
International/Corporate(2).....     192,048       142,327        23,109          20,245
                                 ----------    ----------    ----------      ----------
                                 $2,367,627    $2,855,824    $1,105,166      $1,264,818
                                 ==========    ==========    ==========      ==========
Revenues %:
Public Services................          41%           31%           31%             33%
Communications and Content.....          20%           19%           17%             12%
Financial Services.............          10%           16%           21%             23%
Consumer and Industrial Markets          13%           13%           15%             16%
High Technology................           8%           16%           14%             14%
International/Corporate(2).....           8%            5%            2%              2%
                                 ----------    ----------    ----------      ----------
                                        100%          100%          100%            100%
                                 ==========    ==========    ==========      ==========

                                              Consolidated                    Combined
                                ---------------------------------------   ----------------
                                                             Five Months    Seven Months
                                 Year Ended    Year Ended       Ended          Ended
                                June 30, 2002 June 30, 2001 June 30, 2000 January 31, 2000
                                ------------- ------------- ------------- ----------------
                                             (in thousands)                (in thousands)
Operating Income(1):
Public Services................   $ 311,149     $ 243,536     $  59,036      $ 128,255
Communications and Content.....     121,091       132,252        28,872         29,794
Financial Services.............      31,520        59,391        44,770         84,202
Consumer and Industrial Markets      79,820        85,460        25,778         51,693
High Technology................      38,938       126,607        20,908         46,423
                                  ---------     ---------     ---------      ---------
                                    582,518       647,246       179,364        340,367
International/Corporate(2).....    (448,828)     (426,317)     (141,448)      (208,390)
                                  ---------     ---------     ---------      ---------
                                  $ 133,690     $ 220,929     $  37,916      $ 131,977
                                  =========     =========     =========      =========
Operating Income %:
Public Services................          53%           38%           33%            38%
Communications and Content.....          21%           20%           16%             9%
Financial Services.............           5%            9%           25%            25%
Consumer and Industrial Markets          14%           13%           14%            15%
High Technology................           7%           20%           12%            13%
                                ------------- ------------- ------------- ----------------
                                        100%          100%          100%           100%
                                ------------- ------------- ------------- ----------------
International/Corporate(2).....         (77)%         (66)%         (79)%          (61)%
                                ============= ============= ============= ================

--------
(1) The years ended June 30, 2002 and 2001 and the five months ended June 30, 2000 include managing directors' compensation and benefit expense. The seven months ended January 31, 2000 excludes payments for partner distributions and benefits (as we were operating in partnership form until January 31, 2000).
(2) International/Corporate revenues are primarily attributable to international operations. International/Corporate operating loss is principally due to infrastructure and shared services costs, as well as operating results of international operations.

Quarterly Summarized Financial Information

   The following table presents unaudited quarterly financial information for each of the last eight quarters on a historical basis. In management's opinion, the quarterly information contains all adjustments, consisting only of normal recurring adjustments, necessary to fairly present such information. As a professional services organization, the Company anticipates and responds to service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its services are provided. Typically, client service hours are adversely affected during the first half of the fiscal year due to the larger number of vacation days and holidays during this period. Therefore, the Company can experience variability in its operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                       June 30,  Mar. 31,  Dec. 31,  Sept. 30, June 30,   Mar. 31,  Dec. 31,  Sept. 30,
                                         2002      2002      2001      2001      2001       2001      2000      2000
                                       --------  --------  --------  --------- --------  ---------  --------  ---------
                                                           (in thousands, except per share amounts)
Revenues.............................. $583,213  $582,305  $593,218  $608,891  $722,871  $ 750,913  $702,604  $679,436
Costs of service:
   Professional compensation..........  223,791   224,206   247,746   245,086   252,557    273,426   276,208   282,560
   Other direct contract expenses.....  149,644   143,254   155,543   144,193   204,912    200,478   196,589   149,972
   Impairment charge..................   21,414        --     2,500        --     7,827         --        --        --
   Other costs of service.............   47,928    51,322    54,500    55,648    85,062     65,340    78,005    68,141
                                       --------  --------  --------  --------  --------  ---------  --------  --------
      Total costs of service..........  442,777   418,782   460,289   444,927   550,358    539,244   550,802   500,673
                                       --------  --------  --------  --------  --------  ---------  --------  --------
Gross margin..........................  140,436   163,523   132,929   163,964   172,513    211,669   151,802   178,763
Selling, general and administrative
 expenses.............................  118,089   114,326   114,815   119,932   135,481    129,445   111,086   117,806
                                       --------  --------  --------  --------  --------  ---------  --------  --------
Operating income......................   22,347    49,197    18,114    44,032    37,032     82,224    40,716    60,957
Interest expense......................     (534)     (601)     (491)     (623)   (1,643)    (4,571)   (5,981)   (4,980)
Interest income.......................      979       878       518       770       716        888       421       361
Gain on sale of assets................       --        --        --        --     6,867         --        --        --
Equity in losses of affiliates........       --        --        --        --       338       (337)  (63,330)  (12,690)
Minority interest.....................       --        --        --        --       157       (372)       20        55
                                       --------  --------  --------  --------  --------  ---------  --------  --------
Income (loss) before taxes............   22,792    49,474    18,141    44,179    43,467     77,832   (28,154)   43,703
Income tax expense....................   22,388    25,726    11,547    21,863    21,014     48,296     9,417    23,170
                                       --------  --------  --------  --------  --------  ---------  --------  --------
Income (loss) before cumulative effect
 of change in accounting principle....      404    23,748     6,594    22,316    22,453     29,536   (37,571)   20,533
Cumulative effect of change in
 accounting principle.................       --        --        --   (79,960)       --         --        --        --
                                       --------  --------  --------  --------  --------  ---------  --------  --------
Net income (loss).....................      404    23,748     6,594   (57,644)   22,453     29,536   (37,571)   20,533
Dividend on Series A Preferred
 Stock................................       --        --        --        --        --         --   (15,836)  (15,836)
Preferred stock conversion............       --        --        --        --        --   (131,250)       --        --
                                       --------  --------  --------  --------  --------  ---------  --------  --------
Net income (loss) applicable to
 common stockholders.................. $    404  $ 23,748  $  6,594  $(57,644) $ 22,453  $(101,714) $(53,407) $  4,697
                                       ========  ========  ========  ========  ========  =========  ========  ========
Per share net income (loss) applicable
 to common stockholders--basic and
 diluted*............................. $     --  $   0.15  $   0.04  $  (0.36) $   0.14  $   (0.83) $  (0.70) $   0.06
                                       ========  ========  ========  ========  ========  =========  ========  ========
Stock Price
   High............................... $  21.17  $  21.07  $  18.40  $  15.40  $  19.19  $   23.48
   Low................................ $  13.11  $  15.84  $  11.00  $   9.41  $  10.91  $   12.31

--------
* Three months ended September 30, 2001 includes a $0.51 loss for the cumulative effect of change in accounting principle.

Liquidity and Capital Resources

   The Company has funded its operations through cash generated from operations. While the Company expects the current economic downturn may continue to impact revenue growth for at least another six months, we continue to actively manage client billings and collections and maintain tight controls over discretionary expenses. Additionally, the Company has borrowing arrangements available including a revolving credit facility with no outstanding balance at June 30, 2002 (not to exceed $250 million), as well as a receivables purchase agreement with no outstanding balance at June 30, 2002 (not to exceed $150 million). The revolving credit facility expires on May 29, 2005 and includes affirmative, negative and financial covenants, including, among others, covenants restricting the Company's ability to incur liens and indebtedness, purchase the Company's securities, and pay dividends and requiring the Company to maintain a minimum level of net worth ($482.2 million as of June 30, 2002), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of the Company's common stock, or (ii) if within a period of six calendar months, a majority of the officers of the Company's executive committee cease to serve on its executive committee, and their terminations or departures materially affect the Company's business. The receivables purchase agreement contains covenants that are consistent with the Company's revolving credit facility, cross defaults to the revolving credit facility and permits "sales" of accounts receivable through May 23, 2003, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing; accordingly, it is not an off-balance sheet financing arrangement.

   Interest on borrowings under the revolving credit facility is determined, at the Company's option, based on the prime rate or the LIBOR rate plus a margin ranging from 0.875% to 1.625%. There are also commitment fees ranging from 0.20% to 0.275% for the revolving credit. The commitment fees vary based on the Company's leverage ratio at quarter-end. The credit facility agreement restricts the Company's ability to pay dividends, incur additional indebtedness and purchase capital equipment. The credit facility agreement also requires the Company to maintain certain levels of fixed charge coverage and net worth, while limiting its leverage ratio to certain levels.

   The Company's cash and cash equivalents increased $157.7 million to $203.6 million at June 30, 2002 when compared with $45.9 million at June 30, 2001. The increase in cash and cash equivalents was due to $266.8 million of cash provided by operating activities offset by $86.0 million of cash used in investing activities and by $23.1 million of cash used in financing activities.

   Cash provided by operating activities during the year ended June 30, 2002 was $266.8 million, principally due to cash operating results of $120.9 million and collections of accounts receivable and unbilled revenues of $132.1 million and $53.0 million, respectively, primarily offset by decreases in accrued payroll and related liabilities of $47.6 million.

   Cash used in investing activities during the year ended June 30, 2002 was $86.0 million, principally due to $23.3 million of property and equipment purchases, $27.3 million of intangible assets purchased or developed internally, and $33.2 million paid for businesses acquired.

   Cash used in financing activities for the year ended June 30, 2002 was $23.1 million principally, due to the purchase of 2.8 million treasury shares for $35.7 million in connection with the Company's share repurchase program and the repayment of notes payable of $13.5 million offset by proceeds of $29.9 million from the issuance of common stock, primarily relating to the Company's employee stock purchase plan.

   In connection with acquisitions and the hiring of professionals and staff members of various Andersen Business Consulting practices, the Company has paid $396.7 million in cash subsequent to June 30, 2002.

   On August 21, 2002 the Company entered into an additional $220.0 million revolving credit facility for the purpose of funding the acquisition of KPMG Consulting AG. This facility matures on December 15, 2002.

Borrowings bear interest at either the prime rate, the LIBOR rate plus a margin ranging from 0.875% to 1.625% or money market rates the option of which is determinable by the Company. The facility contains affirmative, negative and financial covenants that are consistent with the Company's other revolving credit facility described above. On August 22, 2002 the Company borrowed $220.0 million under the new facility and $75.0 million under the existing receivables purchase agreement to acquire KPMG Consulting AG. The Company intends to replace the new facility with other financing prior to December 15, 2002. The credit facility provides that, upon receipt of proceeds by the Company from certain dispositions of assets or issuances of equity or debt securities, the revolving credit commitments will automatically be reduced by certain amounts in the case of such dispositions, or by the amount of proceeds received in the case of an issuance of securities, and the Company is required to repay amounts due that exceed the reduced credit commitments.

   On August 30, 2002, the Company expanded its yen-denominated line of credit facility to an aggregated principle balance not to exceed 2 billion Yen (approximately $16,800). Borrowings under the facility accrue interest at TIBOR plus 0.90% and are used to finance working capital for the Company's Japan operations. There are no covenants under the facility and it matures on August 30, 2003.

   The Company has future aggregate minimum lease payments under operating leases for the years ending June 30 in amounts as follows: 2003-$50.9 million, 2004-$45.7 million, 2005-$44.4 million, 2006-$42.3 million, 2007-$39.0 million, thereafter-$155.5 million. Additionally, the Company expects to spend $20.0 million to $40.0 million on one-time re-branding efforts during the first half of fiscal 2003.

   Under the transition services agreement with KPMG LLP (which terminates no later than February 8, 2004 for non-technology services and February 8, 2005 for technology-related services), the Company contracted to receive certain infrastructure support services from KPMG LLP until the Company completes the build-out of its own infrastructure. If the Company terminates services prior to the end of the term for such services, the Company may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and our Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. The Company continues to receive from KPMG LLP services relating to information technology (such as telecommunications and user services), financial systems, human resources systems, occupancy and office support services in facilities used by both the Company and KPMG LLP, and financing of capital assets used in the provisioning of transition services. The Company has given notice to KPMG LLP of its intent to terminate certain services in fiscal 2003 for which the amount of termination costs have either not been determined by KPMG LLP or not agreed upon by the parties. In July 2002, the Company paid KPMG LLP $30.8 million representing the unamortized costs of leasehold improvements purchased by KPMG LLP and used exclusively by the Company. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40 million to $60 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) currently used by the Company through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). Until the Company takes ownership of these capital assets, the transition services agreement provides an off-balance sheet financing arrangement. The amount of termination costs that the Company will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to the Company by KPMG LLP and which can continue to be obtained directly by the Company thereafter. Accordingly, the amount of termination costs that the Company will pay to KPMG LLP in the future cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company's consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

   The Company believes that the cash provided from operations, borrowings available under the various existing credit facilities, and existing cash and cash equivalents along with additional financing to be completed prior to December 15, 2002 should be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

Recently Issued Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 no later than the first quarter of fiscal 2003 and does not believe adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS No. 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS No. 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB No. 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS No. 145 effective July 1, 2002, and we do not believe it will impact our financial position or results of operations.

   On July 30, 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements in this report constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as "may," "will," "could," "would," "should," "anticipate," "predict," "potential," "continue," "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify these forward-looking statements. These statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

  .   the actions of our competitors; and

  . unexpected difficulties associated with our recent acquisitions and group hires of business consultants involving KCA and the former Andersen Business Consulting Practices.

   In addition, our results and forward-looking statements could be affected by general domestic and international economic and political conditions, including the current slowdown in the economy, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in our industry. For a more detailed discussion of certain of these factors, see Exhibit 99.1 to this Form 10-K. We caution the reader that the factors we have identified above may not be exhaustive. We operate in a continually changing business environment, and new factors that may affect our forward-looking statements emerge from time to time. Management cannot predict such new factors, nor can it assess the impact, if any, of such new factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

   We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities. Our exposure to changes in interest rates arises primarily because our indebtedness under our bank credit facilities carries variable interest rates. Our exposure to changes in foreign currency rates primarily relates to net investment exposure, arising from acquisitions in and working capital advances provided to certain international operations, including risk from the recent acquisitions in Europe, Asia Pacific and Latin America.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

   The management of KPMG Consulting, Inc. is responsible for the preparation and fair presentation of the financial statements and other related financial information published in this Annual Report on Form 10-K. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and were necessarily based in part on reasonable estimates and judgments giving due consideration to materiality. To the best of our knowledge and belief, the information contained in this Annual Report on Form 10-K is true and accurate in all material respects.

   The management of the Company is also responsible for maintaining an effective system of internal accounting controls. This system is designed to provide reasonable assurance that assets are adequately safeguarded and financial records accurately reflect all transactions and can be relied upon in all material respects in the preparation of financial statements.

   Grant Thornton LLP, independent certified public accountants, audits the financial statements of the Company in accordance with auditing standards generally accepted in the United States of America. The independent auditors' report expresses an informed judgment as to the fair presentation of the Company's reported operating results, financial position and cash flows. Their judgments are based on the results of auditing procedures and other tests that they deemed necessary, including their consideration of our internal accounting controls and the control environment. Grant Thornton LLP has full and free access to management and to the Audit Committee.

   The Audit Committee is responsible to the Board of Directors for reviewing the financial controls and accounting and reporting practices, and for recommending appointment of the independent auditors. The Audit Committee meets periodically with representatives of the independent auditors with and without the Company's management being present.


/s/  RANDOLPH C. BLAZER
-------------------------
Randolph C. Blazer
Chairman of the Board,
Chief Executive Officer
and President

/s/  ROBERT C. LAMB, JR.
-------------------------
Robert C. Lamb, Jr.
Executive Vice
President and
Chief Financial Officer

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of KPMG Consulting, Inc.

   We have audited the accompanying consolidated balance sheets of KPMG Consulting, Inc. (successor to the consulting business of KPMG LLP) as of June 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001 and the five months ended June 30, 2000, and the related combined statements of income before partner distributions and benefits, changes in equity and cash flows for the seven months ended January 31, 2000. These financial statements are the responsibility of the management of KPMG Consulting, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KPMG Consulting, Inc. as of June 30, 2002 and 2001, and the consolidated results of operations, changes in stockholders' equity (deficit) and cash flows for the years ended June 30, 2002 and 2001 and the five months ended June 30, 2000, and the combined income before partner distributions and benefits, changes in equity and cash flows for the seven months ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/  GRANT THORNTON LLP
New York, New York
August 6, 2002 except for
Note 23, as to which the
date is September 18, 2002

                             KPMG CONSULTING, INC.

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                        June 30, 2002 June 30, 2001
                                                        ------------- -------------
                        ASSETS
Current assets:
   Cash and cash equivalents...........................   $203,597      $ 45,914
   Accounts receivable, net of allowances of $28,645
     at June 30, 2002 and $27,467 at June 30, 2001.....    246,792       377,476
   Unbilled revenues, net..............................    128,883       180,355
   Other current assets................................     67,941       101,014
                                                          --------      --------
       Total current assets............................    647,213       704,759
Property and equipment, net............................     60,487        66,947
Goodwill, net..........................................     87,663       135,777
Other intangible assets, net...........................     75,652        53,606
Other assets...........................................     24,116        38,546
                                                          --------      --------
       Total assets....................................   $895,131      $999,635
                                                          ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of notes payable....................   $  1,846      $ 11,594
   Accounts payable....................................     62,810        65,632
   Accrued payroll and related liabilities.............    130,554       174,884
   Other current liabilities...........................     88,085       101,999
                                                          --------      --------
       Total current liabilities.......................    283,295       354,109
Notes payable, less current portion....................         --         1,846
Other liabilities......................................      9,966        11,568
                                                          --------      --------
       Total liabilities...............................    293,261       367,523

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value 10,000,000 shares
     authorized........................................         --            --
   Common Stock, $.01 par value 1,000,000,000 shares
     authorized, 161,478,409 shares issued on June 30,
     2002 and 158,568,922 shares issued on June 30,
     2001 (including 999,006 shares reserved)..........      1,605         1,576
   Additional paid-in capital..........................    689,210       656,293
   Accumulated deficit.................................    (41,421)      (14,523)
   Notes receivable from stockholders..................    (10,151)       (7,950)
   Accumulated other comprehensive loss................     (1,646)       (3,284)
   Treasury stock, at cost (3,812,250 shares
     on June 30, 2002).................................    (35,727)           --
                                                          --------      --------
       Total stockholders' equity......................    601,870       632,112
                                                          --------      --------
       Total liabilities and stockholders' equity......   $895,131      $999,635
                                                          ========      ========

   The accompanying notes are an integral part of these financial statements

                             KPMG CONSULTING, INC.

                CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)

                                                               Consolidated                Combined*
                                                 ---------------------------------------  ------------
                                                     Year          Year      Five Months  Seven Months
                                                    Ended         Ended         Ended        Ended
                                                   June 30,      June 30,     June 30,    January 31,
                                                     2002          2001         2000          2000
                                                 ------------  ------------  -----------  ------------
Revenues........................................ $  2,367,627  $  2,855,824  $ 1,105,166   $1,264,818
Costs of service:
   Professional compensation*...................      940,829     1,084,751      469,827      472,679
   Other direct contract expenses...............      592,634       751,951      259,801      263,106
   Impairment charge............................       23,914         7,827        8,000           --
   Other costs of service.......................      209,398       296,548       88,172      161,388
                                                 ------------  ------------  -----------   ----------
       Total costs of service*..................    1,766,775     2,141,077      825,800      897,173
                                                 ------------  ------------  -----------   ----------
Gross margin*...................................      600,852       714,747      279,366      367,645
Selling, general and administrative expenses....      467,162       493,818      206,930      235,668
Special payment to managing directors...........           --            --       34,520           --
                                                 ------------  ------------  -----------   ----------
Operating income*...............................      133,690       220,929       37,916      131,977

Interest income.................................        3,144         2,386        6,178           --
Interest expense................................       (2,248)      (17,175)     (16,306)     (27,339)
Gain on sale of assets..........................           --         6,867           --           --
Equity in losses of affiliate and loss on
  redemption of equity interest in affiliate....           --       (76,019)     (15,812)     (14,374)
Minority interests..............................           --          (140)        (439)          28
                                                 ------------  ------------  -----------   ----------
Income before taxes.............................      134,586       136,848       11,537
Income before partner distributions and
  benefits*.....................................                                           $   90,292
                                                                                           ==========
Income tax expense*.............................       81,524       101,897       29,339
                                                 ------------  ------------  -----------
Income (loss) before cumulative effect of change
  in accounting principle.......................       53,062        34,951      (17,802)
Cumulative effect of change in accounting
  principle.....................................       79,960            --           --
                                                 ------------  ------------  -----------
Net income (loss)...............................      (26,898)       34,951      (17,802)
Dividend on Series A Preferred Stock............           --       (31,672)     (25,992)
Preferred stock conversion discount.............           --      (131,250)          --
                                                 ------------  ------------  -----------
Net loss applicable to common stockholders...... $    (26,898) $   (127,971) $   (43,794)
                                                 ============  ============  ===========
Earnings (loss) per share--basic and diluted:
   Income (loss) before cumulative effect of
     change in accounting principle applicable
     to common stockholders..................... $       0.34  $      (1.19) $     (0.58)
   Cumulative effect of change in accounting
     principle..................................        (0.51)           --           --
                                                 ------------  ------------  -----------
   Net loss applicable to common
     stockholders............................... $      (0.17) $      (1.19) $     (0.58)
                                                 ============  ============  ===========
   Weighted average shares--basic...............  157,559,989   107,884,143   75,843,000
                                                 ============  ============  ===========
   Weighted average shares--diluted.............  159,583,786   107,884,143   75,843,000
                                                 ============  ============  ===========

--------
* On a combined partnership basis, excludes payments for partner distributions and benefits and income tax expense.

   The accompanying notes are an integral part of these financial statements

                             KPMG CONSULTING, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                Additional                Notes      Accumulated      Treasury
                               Common Stock      Paid-in                Receivable      Other           Stock
                           --------------------  Capital   Accumulated     from     Comprehensive ----------------
                           Shares Issued Amount (Deficit)    Deficit   Stockholders Income/(Loss) Shares     Amount   Total
                           ------------- ------ ---------- ----------- ------------ ------------- ------  --------  ---------
Balance at January 31,
 2000.....................         --    $   -- $      --   $     --     $     --      $    --        --  $     --  $      --
Issuance of stock to
 KPMG LLP and the
 partners of KPMG LLP.....     75,564       756      (756)        --           --           --        --        --         --
Issuance of note to KPMG
 LLP......................         --        --  (630,000)        --           --           --        --        --   (630,000)
Employee stock awards.....        311         3    17,247         --           --           --        --        --     17,250
Notes receivable from
 stockholders.............         --        --        --         --       (5,845)          --        --        --     (5,845)
Issuance of stock for
 acquisition..............          6        --       347         --           --           --        --        --        347
Cash dividend on Series A
 Preferred Stock..........         --        --   (25,992)        --           --           --        --        --    (25,992)
Shares reserved in trust..        999        --        --         --           --           --        --        --         --
Earnings of valuation
 services practice
 retained by KPMG LLP.....         --        --    (4,261)        --           --           --        --        --     (4,261)
Comprehensive loss:
   Net loss...............         --        --        --    (17,802)          --           --        --        --    (17,802)
   Foreign currency
    translation
    adjustment, net of
    tax...................         --        --        --         --           --       (1,272)       --        --     (1,272)
                                                                                                                    ---------
Total comprehensive loss..                                                                                            (19,074)
                              -------    ------ ---------   --------     --------      -------    ------  --------  ---------
Balance at June 30, 2000..     76,880       759  (643,415)   (17,802)      (5,845)      (1,272)       --        --   (667,575)
                              -------    ------ ---------   --------     --------      -------    ------  --------  ---------
Cash dividend on Series
 A Preferred Stock........         --        --        --    (31,672)          --           --        --        --    (31,672)
Issuance of stock in
 exchange for KPMG LLP's
 0.5% interest in our
 operating subsidiary.....        433         4        (4)        --           --           --        --        --         --
Initial public offering
 proceeds, net of
 transaction costs........     34,244       342   563,150         --           --           --        --        --    563,492
Conversion of preferred
 stock to common stock....     44,607       446   802,475         --           --           --        --        --    802,921
Preferred stock
 conversion discount......         --        --  (131,250)        --           --           --        --        --   (131,250)
Conversion of
 acquisition obligations..      2,455        25    65,337         --           --           --        --        --     65,362
Shares retired............        (50)       --        --         --           --           --        --        --         --
Notes receivable from
 stockholders, including
 $517 in interest.........         --        --        --         --       (2,105)          --        --        --     (2,105)
Comprehensive income:
   Net income.............         --        --        --     34,951           --           --        --        --     34,951
   Foreign currency
    translation
    adjustment, net of
    tax...................         --        --        --         --           --       (2,012)       --        --     (2,012)
                                                                                                                    ---------
Total comprehensive
 income...................                                                                                             32,939
                              -------    ------ ---------   --------     --------      -------    ------  --------  ---------
Balance at June 30, 2001..    158,569     1,576   656,293    (14,523)      (7,950)      (3,284)       --        --    632,112
                              -------    ------ ---------   --------     --------      -------    ------  --------  ---------
Sale of common stock
 under Employee Stock
 Purchase Plan,
 including tax benefit
 of $995 and other........      2,280        23    27,273         --           --           --        --        --     27,296
Exercise of stock
 options under Long-
 Term Incentive Plan,
 including tax benefit
 of $181..................        209         2     3,782         --           --           --        --        --      3,784
Compensation recognized
 under Long- Term
 Incentive Plan for
 restricted stock (net
 of $3,724 unearned
 compensation)............        420         4     1,862         --           --           --        --        --      1,866
Notes receivable from
 stockholders, including
 $529 in interest.........         --        --        --         --       (2,201)          --        --        --     (2,201)
Transfer of shares in
 trust to treasury........         --        --        --         --           --           --      (999)       --         --
Common stock repurchased..         --        --        --         --           --           --    (2,813)  (35,727)   (35,727)
Comprehensive loss:
   Net loss...............         --        --        --    (26,898)          --           --        --        --    (26,898)
   Foreign currency
    translation
    adjustment, net of
    tax...................         --        --        --         --           --        1,638        --        --      1,638
                                                                                                                    ---------
Total comprehensive loss..                                                                                            (25,260)
                              -------    ------ ---------   --------     --------      -------    ------  --------  ---------
Balance at June 30, 2002..    161,478    $1,605 $ 689,210   $(41,421)    $(10,151)     $(1,646)   (3,812) $(35,727) $ 601,870
                              =======    ====== =========   ========     ========      =======    ======  ========  =========

   The accompanying notes are an integral part of these financial statements

                             KPMG CONSULTING, INC.
              (Successor to the Consulting Business of KPMG LLP)

                    COMBINED STATEMENT OF CHANGES IN EQUITY
                                (in thousands)

                                                             Investment by
                                                              KPMG LLP in
                                                         KPMG Consulting, Inc.
                                                         ---------------------
 Balance at June 30, 1999...............................       $ 184,219
    Income before partner distributions and benefits....          90,292
    Additions of capital, net...........................         107,854
    Transfer of net assets for common stock by KPMG LLP.        (382,365)
                                                               ---------
 Balance at January 31, 2000............................       $      --
                                                               =========




   The accompanying notes are an integral part of these financial statements

                             KPMG CONSULTING, INC.
              (Successor to the Consulting Business of KPMG LLP)

                CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                      Consolidated             Combined
                                                            -------------------------------  ------------
                                                              Year       Year    Five Months Seven Months
                                                             Ended      Ended       Ended       Ended
                                                            June 30,   June 30,   June 30,   January 31,
                                                              2002       2001       2000         2000
                                                            --------  ---------  ----------- ------------
Cash flows from operating activities:
 Income before partner distributions and benefits..........                                   $  90,292
 Net income (loss)......................................... $(26,898) $  34,951   $ (17,802)         --
 Adjustments to reconcile to net cash provided by (used
   in) operating activities:
   Cumulative effect of change in accounting
     principle.............................................   79,960         --          --          --
   Equity in losses of affiliate and loss on redemption of
     equity interest in affiliate..........................       --     76,019      15,812      14,374
   Deferred income taxes...................................   (7,286)   (13,213)     12,930      (1,074)
   Gain on sale of assets..................................       --     (6,867)         --          --
   Debt conversion discount................................       --      1,698          --          --
   Stock awards............................................    1,862         --      17,250          --
   Depreciation............................................   30,641     29,548      12,074      13,447
   Amortization............................................   18,679     31,474       8,575       8,957
   Impairment charge.......................................   23,914      7,827       8,000          --
   Minority interests......................................       --        140         439         (28)
 Changes in assets and liabilities:
   Accounts receivable.....................................  132,054    (51,864)   (214,122)   (132,878)
   Unbilled revenues.......................................   52,990     59,180    (204,365)    (57,598)
   Other current assets....................................   35,795     (1,190)    (14,636)    (19,409)
   Other assets............................................    2,999      1,321     (15,480)     (3,842)
   Accrued payroll and related liabilities.................  (47,561)    27,519      40,862     (39,264)
   Accounts payable and other current liabilities..........  (29,914)   (38,945)      8,001      56,917
   Special payment to managing directors...................       --    (73,230)     73,230          --
   Other liabilities.......................................     (416)        --      (1,162)     (1,368)
                                                            --------  ---------   ---------   ---------
       Net cash provided by (used in) operating
         activities:                                         266,819     84,368    (270,394)    (71,474)
                                                            --------  ---------   ---------   ---------
Cash flows from investing activities:
 Purchases of property and equipment.......................  (23,302)   (44,309)    (18,220)    (16,367)
 Businesses acquired, net of cash acquired.................  (33,203)   (13,599)    (43,168)    (21,120)
 Purchases of other intangible assets......................  (27,301)   (30,579)    (29,379)     (3,031)
 Notes receivable..........................................       --         --      (7,020)         --
 Investment in affiliate...................................       --     (9,945)         --          --
 Purchases of equity investments...........................   (2,234)    (7,500)     (6,821)         --
                                                            --------  ---------   ---------   ---------
       Net cash used in investing activities...............  (86,040)  (105,932)   (104,608)    (40,518)
                                                            --------  ---------   ---------   ---------

  The accompanying notes are an integral part of these financial statements.

                             KPMG CONSULTING, INC.
              (Successor to the Consulting Business of KPMG LLP)

          CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS--(Continued)
                                (in thousands)

                                                                    Consolidated             Combined
                                                          -------------------------------  ------------
                                                            Year       Year    Five Months Seven Months
                                                           Ended      Ended       Ended       Ended
                                                          June 30,   June 30,   June 30,   January 31,
                                                            2002       2001       2000         2000
                                                          --------  ---------  ----------- ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock................   29,908    563,492          --          --
   Proceeds from issuance of Series A Preferred
     Stock...............................................       --         --   1,050,000          --
   Repurchases of common stock...........................  (35,727)        --          --          --
   Proceeds from notes payable...........................       --        283     124,590      18,573
   Repayment of notes payable............................  (13,512)   (54,670)    (94,335)     (3,200)
   Repayment of acquisition obligations..................       --    (42,033)         --          --
   Repayment of Series A Preferred Stock.................       --   (378,329)         --          --
   Repurchase of minority interest in subsidiary.........   (2,093)    (1,914)         --          --
   Notes receivable from stockholders....................   (1,672)    (1,588)     (5,845)         --
   Dividends paid on Series A Preferred Stock............       --    (44,754)    (12,910)         --
   Business transfer from KPMG LLP.......................       --         --      (4,261)         --
   Repayment of notes payable to KPMG LLP................       --         --    (680,809)         --
   Additions of capital by KPMG LLP, net.................       --         --          --     107,854
                                                          --------  ---------  ----------    --------
       Net cash provided by (used in) financing
         activities......................................  (23,096)    40,487     376,430     123,227
                                                          --------  ---------  ----------    --------
Net increase in cash and cash equivalents................  157,683     18,923       1,428      11,235
Cash and cash equivalents--beginning of period...........   45,914     26,991      25,563      14,328
                                                          --------  ---------  ----------    --------
Cash and cash equivalents--end of period................. $203,597  $  45,914  $   26,991    $ 25,563
                                                          ========  =========  ==========    ========
Supplementary cash flow information:
   Interest paid......................................... $  1,351  $  20,900  $   14,936    $ 25,077
                                                          ========  =========  ==========    ========
   Taxes paid............................................ $ 62,975  $ 149,585  $       --
                                                          ========  =========  ==========
Supplemental non-cash investing and financing activities:
   Conversion of acquisition obligations to common
     stock...............................................           $  65,362
   Conversion of Series A Preferred Stock to common
     stock...............................................           $ 802,921
   Series A Preferred Stock conversion discount..........           $(131,250)
   Acquisition obligations from business
     acquisitions........................................           $  42,880  $   17,200
   Contribution of net assets from KPMG LLP..............                      $ (382,365)
   Accounts receivable retained by KPMG LLP..............                      $  298,231
   Unbilled revenues retained by KPMG LLP................                      $   97,170
   Note payable to KPMG LLP for separation
     transaction.........................................                      $   41,357
   Note payable to KPMG LLP for business
     acquisition.........................................                      $   27,795
   Deferred income taxes.................................                      $  (45,772)
   Dividends payable on Series A Preferred Stock.........                      $   13,082


   The accompanying notes are an integral part of these financial statements

                             KPMG CONSULTING, INC.

                         NOTES TO FINANCIAL STATEMENTS
              (in thousands, except share and per share amounts)

1.  Description of the Business and Basis of Presentation

   We are one of the world's largest business consulting and systems integration firms with approximately 9,300 employees at June 30, 2002 (and approximately 16,000 employees as of September 18, 2002) serving over 2,100 clients worldwide, including Global 2000 and Fortune 1000 companies, small and medium-sized businesses, government agencies and other organizations. The Company provides business and technology strategy, systems design and architecture, applications implementation, network and systems integration, and related services that enable our clients to leverage technology for stronger return on investment and enhanced services to their customers, vendors and employees. We deliver consulting services through five industry groups (segments) including public services, financial services, communications and content, high technology, and consumer and industrial markets. In addition, we have multinational operations covering North America, Latin America, Asia Pacific, Europe and Israel.

   Historically, KPMG LLP has been a provider of assurance, tax and consulting services. As of January 31, 2000, KPMG LLP separated its management and information technology consulting business ("Consulting Business") from its remaining businesses, and transferred the Consulting Business, including substantially all of the operating assets (other than accounts receivable and unbilled revenues of $298,231 and $97,170, respectively, which were retained by KPMG LLP) and liabilities relating to such business, into a newly-formed corporate entity. We refer to this as the "Separation." For periods prior to January 31, 2000, "Company" refers to KPMG LLP's Consulting Business which was operated in partnership form as a part of KPMG LLP; for periods commencing January 31, 2000, "Company" refers to KPMG Consulting, Inc. which is operating in corporate form.

   The Company was incorporated on August 17, 1999, however it did not formally commence significant operations until January 31, 2000. KPMG LLP and the Company entered into certain agreements relating to the Separation of KPMG LLP's Consulting Business, the transfer of that business to the Company and the distribution of the Company's common stock. In connection with these transactions 51.0 million shares of the Company's common stock were issued to KPMG LLP and 24.5 million shares were issued to partners of KPMG LLP, including partners associated with KPMG LLP's Consulting Business. The Company also issued demand notes to KPMG LLP in the principal amounts of $630,000 and $41,357 in connection with the Separation. The $630,000 demand note was paid immediately after issuance with a portion of the proceeds from the sale of the Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred Stock") (see Note 13). The $41,357 demand note was repaid on June 30, 2000.

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

                             KPMG CONSULTING, INC.

              (in thousands, except share and per share amounts)


   On January 17, 2001, the Company's board of directors and stockholders approved a reverse stock split of approximately one for 5.045 effective immediately prior to its initial public offering. All share and per share amounts reflect this reverse stock split.

   During February 2001, the Company sold 34.2 million shares of common stock in an initial public offering, and a selling stockholder (KPMG LLP) sold an additional 95.1 million shares of common stock (including 29.2 million shares of common stock that were issued in connection with the conversion of the Series A Preferred Stock that was purchased by KPMG LLP), for a total offering of 129.3 million shares. In connection with the initial public offering, the Company also repurchased 1.4 million shares of the Series A Preferred Stock for $378,329 in cash, and the remaining shares of Series A Preferred Stock were converted into 15.4 million shares of common stock. The Company's proceeds from the initial public offering, net of underwriting discount of $24,655 and our pro rata portion of other expenses of the offering of $28,239, were $563,492. Of the net proceeds, $378,329 was used to repurchase 1.4 million shares of Series A Preferred Stock, $112,000 was used to repay all the Company's outstanding indebtedness to KPMG LLP, and $70,000 was used to repay bank loans.

   The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. Through January 31, 2000, the Company's financial statements reflect KPMG LLP's historical cost of the assets and liabilities associated with its Consulting Business and a partnership basis of presentation, consistent with the legal and operating form of the business. As a partnership, all of KPMG LLP's earnings were allocable to its partners. As a result, it is difficult to differentiate the ownership or "entrepreneurial" component of distributions to partners from the compensation component of such distributions. Accordingly, compensation and benefits for services rendered by consulting partners have not been reflected as an expense in the combined statements of operations and cash flows. Additionally, KPMG LLP provided certain infrastructure services relating to its assurance, tax and consulting businesses on a centralized basis. The cost of these services was allocated among these businesses on a basis management believed to be reasonable. However, it is not practicable to determine what the cost of these services would have been had we operated as an independent entity and either performed such services internally or obtained them from a third party. Further, as a partnership, the Company was not subject to U.S. federal and state income taxes. Such taxes were the responsibility of the individual partners. As a result, the combined financial statements do not reflect the results of operations that would have been reported had the Company operated as a stand-alone entity for the periods indicated in the combined financial statements. On January 31, 2000, the former partners of KPMG LLP who were associated with KPMG LLP's Consulting Business resigned their partnerships and became managing directors of the Company. From that date forward, all compensation and benefits incurred by the Company relating to services provided by managing directors have been reflected in the Company's consolidated financial statements. On that same date, the Company commenced operations in corporate form and became subject to income taxes in jurisdictions in which it operates.

2.  Summary of Significant Accounting Policies

   Accounting policies and estimates that management believes are most critical to the Company's financial condition and operating results pertain to revenue recognition and valuation of unbilled revenues (including estimates of costs to complete engagements); valuation of accounts receivable; valuation of goodwill, and intra-period estimates of discretionary compensation costs and effective income tax rates.

  Principles of Consolidation/Combination

   The consolidated/combined financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation/combination, all significant intercompany accounts and

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

transactions are eliminated. Assets and liabilities of the operations of the Company denominated in foreign currencies are translated into U.S. dollars using current exchange rates. Revenues and expenses are translated at an average exchange rate during the periods. Foreign exchange gains and losses have not been significant. The cumulative translation adjustment is reported as a component of "accumulated other comprehensive loss" in stockholders' equity on the consolidated balance sheet.

   Certain prior period amounts have been reclassified to conform with current period presentation, including the following significant reclassifications to the statement of operations:

  . reclassification of costs from "Other costs of service" to "Professional compensation" for compensation and fringe benefit expenses related to certain billable consulting staff,

  . reclassification of costs from "Other costs of service" to "Selling, general and administrative expenses" related to an overhead cost allocation, and

  . reclassification of amortization of goodwill and other intangible assets from "Costs of service" to "Selling, general and administrative expenses."

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. These estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenues, costs to complete engagements, the realizability of goodwill and other intangible assets, accrued liabilities and other reserves, income taxes and other factors. Management has exercised reasonableness in deriving these estimates. However, actual results could differ from these estimates.

  Revenue Recognition

   We earn revenues from a range of consulting services, including business and technology strategy, process design and operations improvement, systems integration, network integration and infrastructure, and managed services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence, costs of hardware and software, and costs of subcontractors (collectively referred to as "other direct contract expenses"). Revenues for services rendered are recognized on a time-and-materials or percentage-of-completion basis, depending upon the contract with the client. Revenues related to time-and-material contracts are recognized in the period in which the services are performed. Revenues related to fixed-price contracts are recognized based upon professional costs incurred as a percentage of estimated total professional costs of the respective contracts. The cumulative impact of any revisions in estimated revenues and direct contract costs are recognized in the period in which they become known. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated service costs of the contract exceed the estimated revenues that will be generated by the contract. Unbilled revenues represent revenues for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

   Managed services and software maintenance contract revenues are generally recognized ratably over the term of each agreement. Revenues for transactions that include multiple elements are allocated to each element based on its fair value and recognized when it is realized or realizable and earned.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


  Costs of Service

   Professional compensation consists of payroll costs and related benefits associated with professional staff (including costs associated with reductions in workforce). Other direct contract expenses include travel and subsistence, subcontracting and other contract expenses. Other costs of service include expenses attributable to professional and support staff, bad debt expense relating to accounts receivable, and impairment charges associated with long-lived assets. Most of our research and development activities have been incurred pursuant to specific client contracts and, accordingly, have been expensed as costs of service as incurred.

  Selling, General and Administrative Expenses

   Selling, general and administrative expenses include expenses such as sales and marketing, amortization of identifiable intangible assets, and costs for information systems, finance and accounting, human resources, and other infrastructure functions related to managing and growing our business. Advertising costs are expensed when advertisements are first placed or run. Advertising expense totaled $12,215 for the year ended June 30, 2002, $8,979 for the year ended June 30, 2001, $6,287 for the five months ended June 30, 2000, and $5,703 for the seven months ended January 31, 2000.

  Cash Equivalents

   Cash equivalents consist of demand deposits and highly liquid investments with insignificant interest rate risks and original maturities of three months or less at the time of acquisition.

  Investments in Equity Securities

   Included in other assets at June 30, 2001, the Company had investments in nonmarketable equity securities of $13,370. Nonmarketable equity securities were carried at the Company's cost and were monitored for declines in value. When those declines were considered to be other than temporary, the carrying value was reduced through a charge to income (see Note 20).

  Property and Equipment

   Equipment, furniture and leasehold improvements are recorded at cost less allowances for depreciation and amortization. Depreciation is provided for all classes of assets for financial statement purposes using the straight-line method over the estimated useful lives of the assets, and both the straight-line and accelerated methods for income tax purposes. Equipment and furniture are depreciated over three to seven years. Leasehold improvements are amortized over the lesser of the remaining term of the respective lease or the expected life of the asset.

  Goodwill and Other Intangible Assets

   Goodwill represents the cost of acquired companies in excess of the fair value of the net assets acquired. At the date of acquisition, goodwill is allocated to reporting units based on net assets assigned to that unit. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting for acquired goodwill and other intangible assets and superseded Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived purchased intangible assets are no longer amortized but are reviewed at least annually for impairment; the Company has elected to perform this review annually as of April 1. Identifiable intangible assets that have finite lives, continue to be amortized over their estimated useful lives.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


   Other intangible assets include purchased or internally developed software and finite-lived purchased intangible assets, which primarily consist of market rights, backlog and software license rights. Finite-lived purchased intangible assets are amortized principally by the straight-line method over their expected period of benefit. The cost of software purchased or developed for internal use is capitalized and amortized to expense by the straight-line method, in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," over an estimated useful life ranging to six years. The cost of software purchased or developed to be marketed, including software acquired through acquisitions of businesses, is capitalized and amortized over its estimated economic life in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

   The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset.

  Fair Value of Financial Instruments

   The financial statements include the following financial instruments that require disclosures of fair values: cash and cash equivalents, acquisition obligations and notes payable. Fair values are determined by the Company using available market information and appropriate valuation methodologies. No comparison of fair values to the carrying value of these financial instruments is presented, as their fair values are not significantly different than their carrying values.

  Concentrations of Credit Risk

   Financial instruments that subject the Company to credit risk consist primarily of accounts receivable and unbilled revenues. Accounts receivable are reviewed on a periodic basis and an allowance for bad debts is recorded where such amounts are determined to be uncollectible.

   The Company's public services industry group has a significant portion of their engagements performed on a fixed-price or fixed-time basis and derives revenues from departments and agencies of the U.S. government. While most of our government agency clients have the ability to unilaterally terminate their contracts, the Company's relationships are generally not with politicaly appointees; and the Company has not typically experienced a loss of federal government projects with a change of administration. U.S. government revenues accounted for 25.6%, 16.9% and 12.8% of the Company's revenues for fiscal 2002, 2001, and 2000, respectively.

  Income Taxes

   The Company accounts for corporate income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes. A valuation allowance is provided when it is more likely than not that some portion of all of the deferred income tax assets will not be realized.

  Stock-Based Compensation

   The Company discloses information relating to stock-based compensation awards in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected to apply the provisions of APB No. 25,

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

"Accounting for Stock Issued to Employees" to such compensation awards. The Company grants employee stock options at an exercise price equal to the fair market value at the date of grant. The Company also makes available to employees an Employee Stock Purchase Plan ("ESPP"). Under the Company's ESPP shares are purchased at 85% of the lesser of the fair market value at the beginning of a twenty-four month offering period or the fair market value at the end of each six-month purchase period. No compensation expense is recorded with respect to such stock option grants or the ESPP. Compensation expense with respect to restricted stock and other stock awards is measured based on the fair value of such awards as of the grant date, and charged to expense ratably over the vesting period.

  Earnings (Loss) per Share of Common Stock

   Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company's stock option program and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period.

  Recently Issued Accounting Standards

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 no later than the first quarter of fiscal 2003 and does not believe adoption of SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement under SFAS No. 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of related income tax effect. This statement also amends SFAS No. 13 to require that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary item in APB No. 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS No. 145 effective July 1, 2002 and we do not believe it will impact our financial position or results of operations.

   On July 30, 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


3.  Earnings (Loss) per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                            Year Ended    Year Ended   Five Months Ended
                                                             June 30,      June 30,        June 30,
                                                               2002          2001            2000
                                                           ------------  ------------  -----------------
Net income (loss) applicable to common shareholders before
  cumulative effect of change in accounting principle--
  basic................................................... $     53,062  $   (127,971)    $   (43,794)
Convertible debt adjustment...............................          513            --              --
                                                           ------------  ------------     -----------
Adjusted net income (loss) applicable to common
  stockholders before cumulative effect of change in
  accounting principle--diluted...........................       53,575      (127,971)        (43,794)
Cumulative effect of change in accounting principle.......      (79,960)           --              --
                                                           ------------  ------------     -----------
Adjusted net income (loss) applicable to common
  stockholders--diluted................................... $    (26,385) $   (127,971)    $   (43,794)
                                                           ============  ============     ===========
Weighted average shares outstanding--basic................  157,559,989   107,884,143      75,843,000
Assumed exercise of stock options.........................    1,155,741            --              --
Assumed conversion of convertible debt....................      868,056            --              --
                                                           ------------  ------------     -----------
Weighted average shares outsanding--diluted...............  159,583,786   107,884,143      75,843,000
                                                           ============  ============     ===========
Earnings (loss) per share--basic and diluted.............. $      (0.17) $      (1.19)    $     (0.58)
                                                           ============  ============     ===========

   Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 17,946,503 and 27,351,257 at June 30, 2002 and 2001, respectively, and 8,048,183 for the five months ended June 30, 2000.

4.  Other Current Assets

   Other current assets consist of the following at June 30:

                                                             2002     2001
                                                            ------- --------
    Deferred income taxes.................................. $27,390 $ 30,411
    Prepaid expenses.......................................  18,743   19,202
    Prepaid income taxes...................................   2,416   20,437
    Other..................................................  19,392   30,964
                                                            ------- --------
       Total............................................... $67,941 $101,014
                                                            ======= ========

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


5.  Property and Equipment

   Property and equipment, net consists of the following at June 30:

                                                               2002       2001
                                                            ---------  ---------
Equipment.................................................. $ 154,452  $ 142,509
Furniture..................................................    12,743      6,978
Leasehold improvements.....................................    29,516     23,873
Total accumulated depreciation.............................  (136,224)  (106,413)
                                                            ---------  ---------
   Property and equipment, net of accumulated depreciation. $  60,487  $  66,947
                                                            =========  =========

6.  Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

   In connection with adopting SFAS No. 142, "Goodwill and Other Intangible Assets," as of July 1, 2001, the Company completed the required test for and measurement of transitional impairment. Based on that analysis, a transitional impairment loss of $79,960 (post tax), or $0.51 per basic diluted earnings per share, was recognized as the cumulative effect of an accounting change. There was no tax benefit recorded in connection with this charge. The transitional impairment charge resulted from a change in the criteria for the measurement of the impairment loss from undiscounted cash flows, a method required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to discounted cash flows as required by SFAS No. 142.

   Net income (loss), and basic and diluted net earnings (loss) per share for the years ended June 30, 2002 and June 30, 2001, and for the five months ended June 30, 2000 and the seven months ended January 31, 2000 are set forth below as if accounting for goodwill and other intangible assets had been accounted for in the same manner for all periods presented. The adjustment of previously reported net income (loss) and earnings (loss) per share represents the recorded amortization of goodwill and indefinite-lived purchased intangibles (assembled workforce).

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)



Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share

                                                               Consolidated                 Combined
                                                 ---------------------------------------  ------------
                                                                             Five Months  Seven Months
                                                  Year Ended    Year Ended      Ended        Ended
                                                   June 30,      June 30,     June 30,    January 31,
                                                     2002          2001         2000          2000
                                                 ------------  ------------  -----------  ------------
Reported income before partner distributions and
  benefits......................................                                            $90,292
Reported income (loss) before cumulative effect
  of change in accounting principle............. $     53,062  $     34,951  $   (17,802)
Add back goodwill amortization, net of tax......           --        14,759        4,325      3,746
                                                 ------------  ------------  -----------    -------
Adjusted income before partner distributions and
  benefits......................................                                            $94,038
                                                                                            =======
Adjusted income (loss) before cumulative effect
  of change in accounting principle.............       53,062        49,710      (13,477)
Cumulative effect of change in accounting
  principle.....................................       79,960            --           --
                                                 ------------  ------------  -----------
Adjusted net income (loss)......................      (26,898)       49,710      (13,477)
Dividend on Series A Preferred Stock............           --       (31,672)     (25,992)
Preferred Stock conversion discount.............           --      (131,250)          --
                                                 ------------  ------------  -----------
Adjusted net income (loss) applicable to
  common shareholders........................... $    (26,898) $   (113,212) $   (39,469)
                                                 ============  ============  ===========
Earnings (loss) per share--basic and diluted:
Reported income (loss) before cumulative effect
  of change in accounting principle applicable
  to common shareholders........................ $       0.34  $      (1.19) $     (0.58)
Add back goodwill amortization, net of tax......           --          0.14         0.06
                                                 ------------  ------------  -----------
Adjusted income (loss) before cumulative effect
  of change in accounting principle applicable
  to common shareholders........................         0.34         (1.05)       (0.52)
Cumulative effect of change in accounting
  principle.....................................        (0.51)           --           --
                                                 ------------  ------------  -----------
Adjusted net income (loss) applicable to
  common stockholders........................... $      (0.17) $      (1.05) $     (0.52)
                                                 ============  ============  ===========
Weighted average shares--basic..................  157,559,989   107,884,143   75,843,000
                                                 ============  ============  ===========
Weighted average shares--diluted................  159,583,786   107,884,143   75,843,000
                                                 ============  ============  ===========

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)



   The changes in the carrying amount of goodwill for the year ended June 30, 2002 are as follows:

                                                             Transitional
                                  Balance                     Impairment              Balance
                              June 30, 2001(a) Additions (b)    Charge    Other(c) June 30, 2002
                              ---------------- ------------- ------------ -------- -------------
Public Services..............     $ 12,616        $    --      $     --   $  (681)    $11,935
Financial Services...........        3,028             --            --      (142)      2,886
Communications & Content.....        9,349             --            --    (1,107)      8,242
High Technology..............        2,488             --            --      (562)      1,926
Consumer & Industrial Markets        9,178             --            --      (908)      8,270
International/Corporate......       99,118         37,373       (79,960)   (2,127)     54,404
                                  --------        -------      --------   -------     -------
   Total (d).................     $135,777        $37,373      $(79,960)  $(5,527)    $87,663
                                  ========        =======      ========   =======     =======

--------
(a) At June 30, 2001 the Company had a net carrying value for assembled workforce of $16,800. Under SFAS No. 142, assembled workforce is no longer considered a separately identifiable intangible asset and was therefore reclassified to goodwill.
(b) Additions related to the acquisition of the regional consulting practices in Southeast Asia and Australia (see Note 18).
(c) Other relates primarily to the reversal of deferred taxes on assembled workforce no longer required due to adoption of SFAS No. 142.
(d) After adopting SFAS No. 142 on July 1, 2001, goodwill had gross and net carrying values of $89,166 and $52,417, respectively, all of which was no longer subject to amortization.

7.  Other Intangible Assets

   Other intangible assets consists of the following at June 30:

                                                          2002      2001
                                                        --------  --------
     Internal-use software............................. $ 77,033  $ 59,149
     Marketed software.................................   16,915     7,021
     Purchased intangibles.............................   13,225        --
     Other.............................................    2,612     8,765
     Total accumulated amortization....................  (34,133)  (21,329)
                                                        --------  --------
        Other intangible assets, net................... $ 75,652  $ 53,606
                                                        ========  ========

   Purchased intangible assets consist primarily of purchased market rights, which are being amortized over a weighted average useful life of 4.4 years. Amortization expense attributable to purchased intangible assets was $3,014 in fiscal 2002. The remaining amortization expense for purchased intangibles is estimated to be $2,633 in 2003, $2,633 in 2004, $2,203 in 2005, $2,060 in 2006,
and $512 in 2007.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


8.  Notes Payable

   Notes payable consists of the following at June 30:

                                                             2002     2001
                                                           -------  --------
   Trade notes payable.................................... $ 1,846  $  8,069
   Other..................................................      --     5,371
                                                           -------  --------
                                                             1,846    13,440
   Less: current portion..................................  (1,846)  (11,594)
                                                           -------  --------
   Noncurrent portion..................................... $    --  $  1,846
                                                           =======  ========

   Trade notes are payable in quarterly installments through 2003 and bear interest at rates between 7.0% and 9.4%. Other debt primarily consisted of short-term yen-denominated borrowings which bore interest at 1.7% as of June 30, 2001.

   On May 29, 2002, the Company entered into a new credit agreement with a commercial lender, which provides the Company with a revolving credit facility in an aggregate principle balance not to exceed $250,000. This credit agreement replaced the Company's prior revolving credit agreements, which had totaled $200,000. The funds available under the credit arrangement may be used for general corporate purposes, for working capital, and for acquisitions subject to certain restrictions. The revolving credit facility expires on May 29, 2005. There were no outstanding balances under the respective revolving credit facilities at June 30, 2002 and June 30, 2001. Under the revolving credit facility the Company granted liens with respect to our equity interests in certain foreign subsidiaries. The credit agreement provides for the issuance of letters of credit, in the aggregate amount not to exceed $30,000, with a maximum maturity of twelve months from the date of issuance. The Company had outstanding letters of credit under the respective credit agreements of $108 at both June 30, 2002 and 2001.

   The credit agreement restricts the Company's ability to pay dividends and incur additional indebtedness. The credit agreement also requires the Company to maintain certain levels of fixed charge coverage and net worth, while limiting our leverage ratio to certain levels.

   Interest on borrowings under the credit agreement are determined, at the Company's option, based on the prime rate or the LIBOR rate plus a margin ranging from 0.875% to 1.625%. There are commitment fees ranging from 0.20% to 0.275% for the revolving credit. The commitment fees vary based on the Company's leverage ratio at quarter-end.

   On May 29, 2002, the Company amended the May 22, 2000 receivables purchase agreement with an issuer of receivables-backed commercial paper in an amount not to exceed $150,000. The Company has the option to sell, on an ongoing basis and without recourse, an undivided percentage interest in designated pools of accounts receivable. In connection with the receivables purchase agreement, the Company has granted a security interest in certain accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the Company is obligated to sell undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $150,000 of an undivided interest in accounts receivable through May 23, 2003, subject to an annual renewal. There was no outstanding balance on the accounts receivable financing at June 30, 2002 and June 30, 2001. Interest on borrowings under the receivables purchase agreement is based on a variable commercial paper rate plus 0.4%. There is a commitment fee of 0.225% on the unused balance.

   Subsequent to June 30, 2002, the Company borrowed $220,000 under a new revolving credit agreement and borrowed $75,000 on the accounts receivable financing facility in connection with the acquisition of KPMG Consulting AG (see Note 23).

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


9.  Other Current Liabilities

   Other current liabilities consist of the following at June 30:

                                                   2002     2001
                                                  ------- --------
             Deferred revenue.................... $19,072 $ 31,677
             Acquisition obligation (see Note 10)  16,653   15,753
             Due to KPMG LLP (see Note 17).......  15,220    9,959
             Other...............................  37,140   44,610
                                                  ------- --------
                Total............................ $88,085 $101,999
                                                  ======= ========

10.  Acquisition Obligations

   On May 27, 1999, KPMG LLP acquired all of the voting common stock of Softline Consulting & Integrators, Inc., a systems integration company, and entered into an agreement to acquire all of the Softline nonvoting common stock for not less than $65,000. The $65,000 acquisition obligation for the nonvoting common stock of Softline accrues interest at 6% per annum, and was due by its terms at the earlier of a demand by a majority vote of the nonvoting shareholders, or May 8, 2000. In the event the Company had provided notice of an IPO on or before May 8, 2000, the nonvoting shareholders would have had the right to convert the acquisition obligation of $65,000, plus accrued interest, into the Company's common shares at a conversion price equal to the IPO price less the underwriter's per share discount. This obligation was not retired at its maturity. The Company and the counterparties to this agreement entered into an agreement in August 2000, pursuant to which $33,980 of this obligation was repaid in cash, $7,020 was retired through the cancellation of short-term notes due from the counterparties and $9,000 was settled in November 2000 ($3,000 in cash and 326,024 shares of the Company's common stock). The remaining obligation of $15,000 plus interest at 6% per annum, included in other current liabilities, is payable upon the ultimate resolution of specific contingencies relating to the Softline acquisition and will be paid through the issuance of shares of the Company's common stock, valued for such settlement purposes at the IPO price less the underwriting discount or, at the election of the counterparties, through the issuance of cash equal to the current market price of the Company's common stock for up to 30% of the shares otherwise issuable, with the remainder payable in shares valued at the IPO price.

11.  Other Liabilities

   In August 1997, the Company entered into a collaboration agreement with Microsoft Corporation. Under this agreement, the Company developed a broad portfolio of services and solutions to enable the rapid deployment of Microsoft products. Microsoft paid the Company $15,000. The agreement requires the Company to train a specified number of consultants to be proficient in Microsoft products, and to participate in joint marketing efforts with Microsoft. Revenue for $5,000 was recognized as training and other costs associated with the agreement were incurred. Revenue was not recognized for the remaining $10,000 due to a minimum royalty liability of $10,000 associated with the agreement. The agreement requires the Company to pay Microsoft royalties on certain net revenues for business relating to Microsoft products. The royalty period commenced in August 2000 and ends on the earlier of the date on which the Company makes the maximum aggregate royalty payment of $10,000 or June 30, 2006. If aggregate payments on June 30, 2006 are less than $10,000, the Company is obligated to make a final payment for the difference. The royalty for the years ended June 30, 2002 and June 30, 2001 are $0 and $623, respectively.

12.  Commitments and Contingencies

   The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Additionally, under its contracts with the U.S. Government, the Company is subject to audit by the

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

Defense Contract Audit Agency, which could result in adjustments of amounts previously billed. Based on its current assessment, management believes that the Company's financial statements include adequate provision for estimated costs and losses that may ultimately be incurred with regard to such matters. In connection with the Separation, the Company indemnified KPMG LLP and its partners for any liabilities or losses relating to the Company or otherwise assigned to the Company. Similarly, KPMG LLP and its partners have indemnified the Company for any liabilities or losses relating to or otherwise assigned to KPMG LLP's assurance and tax businesses.

   Transition Services Provided By KPMG LLP: As described in Note 17, when our Company terminates infrastructure services provided by KPMG LLP under the transition services agreement, we are potentially liable for the payment of termination costs, as defined in the agreement, incurred by KPMG LLP in connection with winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement (which terminates no later than February 8, 2004 for non-technology services and February 8, 2005 for technology-related services), the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and our Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. In fiscal 2002, the Company terminated certain human resources, knowledge management, office support services, purchasing and training services for which $1,000 in termination costs was paid to KPMG LLP. The Company continues to receive from KPMG LLP services relating to information technology (such as telecommunications and user services), financial systems, human resources systems, occupancy and office support services in facilities used by both the Company and KPMG LLP, and financing of capital assets used in the provisioning of transition services. The Company has given notice to KPMG LLP of its intent to terminate certain services in fiscal 2003 for which the amount of termination costs have either not been determined by KPMG LLP or not agreed upon by the parties. In July 2002, the Company paid KPMG LLP $30,754 representing the unamortized costs of leasehold improvements purchased by KPMG LLP and used exclusively by the Company. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40,000 to $60,000 for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) currently used by the Company through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). In August 2002, the Company and KPMG LLP reached a settlement relating to a dispute about the determination of costs under the transition services agreement, resulting in KPMG LLP paying the Company $8,444. The amount of termination costs that the Company will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to the Company by KPMG LLP and which can continue to be obtained directly by the Company thereafter. Accordingly, the amount of termination costs that the Company will pay to KPMG LLP in the future cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company's consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

   Occupancy: The Company leases certain of its office facilities under various operating leases, including subleases with KPMG LLP. Subleases with KPMG LLP are for periods that coincide with the KPMG LLP lease periods which run through 2014. The rental cost is based on square footage utilized by the Company. Future aggregate minimum lease payments under operating leases for the years ending June 30 are as follows: 2003-$50,900, 2004-$45,700, 2005-$44,400,
2006-$42,300, 2007-$39,000, thereafter-$155,500. Total rent expense related to the operating leases was approximately $53,700 for the year ended June 30, 2002 and $48,000 for the year ended June 30, 2001. Prior to fiscal 2001, all rent expense was allocated to the Company by KPMG LLP (see Note 17).

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

   Financial Guarantees: In the ordinary course of business, the Company enters into and is contingently liable to various insurance companies under bid and performance bonds, totaling approximately $96,000 at June 30, 2002. These bonds serve as collateral for performance under certain client contracts, as well as guarantee bids in proposals to provide services to certain clients. Management does not expect any material losses to result from the issuance of these guarantees since payment is not likely to be required. If the Company were required to obtain replacement bonds for those outstanding as of June 30, 2002, we believe that the replacement costs would not vary significantly from the actual fees paid which ranged from 0.5% to 1% of the face value of the bond.

13.  Series A Mandatorily Redeemable Convertible Preferred Stock

   On January 31, 2000, Cisco Systems, Inc. ("Cisco") purchased 5.0 million shares of the Company's Series A Mandatorily Redeemable Convertible Preferred Stock ("Series A Preferred Stock") for $1,050,000. The Series A Preferred Stock had no voting rights except for the election of two directors and in connection with certain fundamental events such as mergers, sale of substantially all assets and charter amendments; carried a 6% annual dividend, payable quarterly; and was convertible at the holder's option, upon the consummation of the initial public offering, into the Company's common stock at a beneficial conversion rate of 80% of the IPO price. The Company agreed not to enter into an agreement relating to a merger, consolidation or other business combination involving any of four specified companies during the five year period following the issuance of the Series A Preferred Stock to Cisco. If the Company were to enter into any such transaction, the Company could be obligated to repurchase any outstanding securities of the Company held by Cisco and to make an additional cash payment to Cisco equal to the Company's consolidated revenues for the twelve months preceding the transaction.

   On September 15, 2000, Cisco and KPMG LLP agreed that, immediately prior to the closing of an IPO, KPMG LLP would purchase 2.5 million shares of Series A Preferred Stock (half of such shares then outstanding and held by Cisco) from Cisco for $525,000. Under this agreement, the Company agreed to repurchase that number of shares of our Series A Preferred Stock resulting in Cisco owning 9.9% of our common stock as of the date of our initial public offering. On November 29, 2000, KPMG LLP agreed to convert all of the preferred stock it acquired at the initial public offering price without any conversion discount.

   In February 2001, in connection with our IPO, the Company repurchased approximately 1.4 million shares of Series A Preferred Stock from Cisco for $378,329 in cash; Cisco and KPMG LLP converted the remaining 3.6 million shares into 44.6 million shares of our common stock. The net amount of the beneficial conversion feature, after deducting the $131,250 conversion discount foregone by KPMG LLP, was $131,250 and reflected as a non-cash charge to net income
(loss) available to common stockholders in the fiscal 2001 Consolidated Statement of Operations.

14.  Investment in Affiliate

   On June 3, 1999, the Company and Qwest Communications International Inc. ("Qwest") formed Qwest Cyber.Solutions, LLC ("QCS"), a company involved in applications outsourcing. Through the contribution of net assets of Softline, the Company acquired a 49% interest in QCS, with the remaining 51% interest being held by Qwest. The Company's cost basis of its investment in QCS exceeded its proportionate share of QCS's net assets by $39,244.

   QCS periodically required additional capital to fund its operations and acquire equipment to support the expansion of its business and the Company decided not to make any additional capital contributions to QCS. On December 27, 2000, QCS redeemed the Company's 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, the Company's investment in QCS of $63,330 ($58,482 on an after-tax basis) was

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

written off through a non-cash charge to earnings in December 2000. Concurrent with the disposition of the Company's equity investment in QCS, the Company entered into an agreement pursuant to which the Company continues to have a marketing relationship with QCS. The Company's marketing relationship with QCS extends through June 2, 2009 or through the date of an initial public offering by QCS, if earlier.

   The following is a summary of equity losses of affiliate and loss on redemption of equity interest in affiliate:

                                                                          Consolidated        Combined
                                                                      --------------------  ------------
                                                                        Year    Five Months Seven Months
                                                                       Ended       Ended       Ended
                                                                      June 30,   June 30,   January 31,
                                                                        2001       2000         2000
                                                                      --------  ----------- ------------
Interest in QCS's losses (49%)....................................... $(10,728)  $(11,711)    $ (9,277)
Amortization of excess investment in QCS.............................   (1,961)    (4,101)      (5,097)
Loss on redemption of equity interest in QCS ($58,482 on an after-tax
  basis).............................................................  (63,330)        --           --
                                                                      --------   --------     --------
   Total............................................................. $(76,019)  $(15,812)    $(14,374)
                                                                      ========   ========     ========

15.  Capital Stock and Option Awards

  Long-Term Incentive Plan

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

   On February 1, 2002, the Company filed with the Securities and Exchange Commission a tender offer relating to all stock options with an exercise price of $55.50. Under the offering, holders of such options (other than executive officers and directors of the Company) had the opportunity to surrender their options as of March 1, 2002 and, in exchange, receive an equal number of options to be issued in September 2002 with an exercise price equal to 110% of the then fair market value of the Company's common stock. The replacement options will vest ratably over three years. Approximately 4.7 million options were tendered for cancellation and exchange under the offering (see Note 23).

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


   Stock award and option activity during the periods indicated was as follows:

                                                      Options Outstanding
                                      Shares     -----------------------------
                                   Available for              Weighted Average
                                       Grant        Number    Price per Option
                                   ------------- -----------  ----------------
 Authorized at January 31, 2000...   35,084,158           --           --
    Options granted...............   (9,165,014)   9,165,014       $55.50
    Options exercised.............           --           --           --
    Options forfeited.............    1,116,831   (1,116,831)      $55.50
    Options expired...............           --           --           --
                                    -----------  -----------       ------
 Balance at June 30, 2000.........   27,035,975    8,048,183       $55.50
    Options granted...............  (22,842,745)  22,842,745       $18.07
    Options exercised.............           --           --           --
    Options forfeited.............    3,539,671   (3,539,671)      $36.62
    Options expired...............           --           --           --
                                    -----------  -----------       ------
 Balance at June 30, 2001.........    7,732,901   27,351,257       $27.31
    Additional shares authorized..   17,471,228           --           --
    Options granted...............  (14,270,171)  14,270,171       $13.63
    Options exercised.............           --     (209,146)      $17.23
    Options forfeited/tendered....   10,620,348  (10,620,348)      $38.49
    Options expired...............           --           --           --
    Restricted stock awards.......     (420,000)          --           --
                                    -----------  -----------       ------
 Balance at June 30, 2002.........   21,134,306   30,791,934       $17.17
                                    ===========  ===========       ======

   Information about stock options outstanding at June 30, 2002 is as follows:

                                      Outstanding Options                    Options Exercisable
                        ----------------------------------------------- ------------------------------
                                      Weighted Average
                           Number        Remaining                         Number
                         Outstanding  Contractual Life Weighted Average  Exercisable  Weighted Average
Range of Exercise Price June 30, 2002     (Years)       Exercise Price  June 30, 2002  Exercise Price
----------------------- ------------- ---------------- ---------------- ------------- ----------------
     $ 9.55-$11.09.....      39,618         9.1             $10.99               --            --
     $11.10-$16.64.....  12,427,702         9.0             $13.36          180,660        $14.09
     $16.65-$22.19.....  17,381,830         8.5             $18.03        4,396,750        $18.00
     $22.20-$27.75.....     108,026         8.5             $22.63           28,123        $22.64
     $55.50............     834,758         7.2             $55.50          428,133        $55.50
                         ----------                                       ---------
                         30,791,934         8.7             $17.17        5,033,666        $21.08
                         ==========                                       =========

   Under the provisions of the 2000 Long-Term Incentive Plan, the Company may, at its discretion, grant restricted stock awards to certain of its officers and employees. In fiscal 2002, 420,000 restricted shares of common stock were awarded. Holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions; such restricted stock is considered to be issued and outstanding. Restrictions on the shares will expire over three years. The market value of shares awarded was $5,586 and was recorded as unearned compensation. Unearned compensation is being amortized to expense over the three year vesting period and amounted to $1,862 in fiscal 2002.

   On October 12, 2000, the Company adopted the ESPP that allows eligible employees to purchase shares of the Company's common stock at a discount, through accumulated payroll deductions of 1% to 15% of their

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

compensation, up to a maximum of $25. Under the ESPP, shares of the Company's common stock are purchased at 85% of the lesser of the fair market value at the beginning of the twenty-four month offering period or the fair market value at the end of each six-month purchase period. The ESPP became effective on February 1, 2001, and purchases were made at the end of the six-month purchase periods, on July 31, 2001 and January 31, 2002. During these two purchase periods, employees purchased a total of 2,280,341 shares for $26,674. At June 30, 2002, 6,212,852 common shares remained available for issue under the ESPP.

  Pro Forma Fair Value Disclosures

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123 assuming the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123, and amortized as a charge to earnings the estimated fair value of options and other stock awards over the awards' vesting period. The weighted average fair value of stock options granted during the years ended June 30, 2002 and June 30, 2001, and the five months ended June 30, 2000 were $8.64, $12.45 and $35.26, respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           Stock
                                           Price    Risk-Free          Expected
                                          Expected  Interest  Expected Dividend
                                         Volatility   Rate      Life    Yield
                                         ---------- --------- -------- --------
Year ended June 30, 2002................   69.00%     4.37%      6        --
Year ended June 30, 2001................   81.25%     5.31%      5        --
Five months ended June 30, 2000.........   70.00%     6.49%      5        --

   The Company's pro forma information follows:

                                                     Year       Year    Five Months
                                                    Ended      Ended       Ended
                                                   June 30,   June 30,   June 30,
                                                     2002       2001       2000
                                                   --------  ---------  -----------
As Reported:
   Net loss applicable to common stockholders..... $(26,898) $(127,971)  $(43,794)
   Loss per share--diluted........................ $  (0.17) $   (1.19)  $  (0.58)
Pro Forma Information:
   Net loss applicable to common stockholders..... $(95,431) $(212,288)  $(79,190)
   Loss per share--diluted........................ $  (0.60) $   (1.97)  $  (1.04)

   On February 16, 2000, the Company issued stock awards of 297,324 shares to certain employees as part of the Separation of KPMG LLP's Consulting Businesses. In connection with these awards, the Company also provided loans of $5,845 to the grantees for personal income taxes attributed to the awards. The loans are secured by the shares of common stock issued to the employees, and bear interest at 6.2% per annum. Principal and accrued interest on the loans are due no later than February 16, 2005. These awards were fully vested at the date of grant and, accordingly, the fair value of the awards of $16,500 was recorded as compensation expense at the award date. Moreover, the Company provided additional loans to employees of $1,588 at an interest rate of 4.63% in April 2001, and $1,672 to executive officers at an interest rate of 4.5% in October 2001. In the event the value of the Company's stock is less than the aggregate principal and interest of the loans upon the maturity in August 2003 of the loans that were provided on February 16, 2000 and in April 2001, the employees can elect to surrender their shares relating to the stock award and the Company would take a charge to earnings for the excess value attributed to the loans. The loans that were provided to the executive officers in October 2001 are full recourse loans.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


  Common Stock Repurchase

   In August 2001, the Board of Directors authorized the Company to repurchase up to $100,000 of its common stock. As of June 30, 2002, the Company had repurchased 2.8 million shares of its common stock at an aggregated purchase price of $35,727. The repurchased shares are held in treasury.

  Preferred Stock

   The Company has 10,000,000 authorized shares of $0.01 par value Preferred Stock. An aggregate of 1,000,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock for issuance in connection with the Company's Shareholder Rights Plan.

  Shareholder Rights Plan

   On August 29, 2001, the Board of Directors of the Company adopted a Shareholder Rights Plan. Under the plan, a dividend of one preferred share purchase right (a "Right") was declared for each share of common stock of the Company that was outstanding on October 2, 2001. Each right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of Series A Junior Participating Preferred Stock at a purchase price of $90, subject to adjustment.

   The Rights will trade automatically with the Common Stock and will not be exercisable until a person or group has become an "acquiring person" by acquiring 15% or more of the Company's outstanding Common Stock, or a person or group commences a tender offer that will result in such a person or group owning 15% or more of the Company's outstanding Common Stock. Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $90, a number of shares of the Company's Common Stock having a market value equal to twice the exercise price. Rightholders would also be entitled to purchase Common Stock of the acquiring person having a value of twice the exercise price if, after a person had become an acquiring person, the Company were to enter into certain mergers or other transactions. If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of Common Stock for each right.

   The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. In the event that the Board of Directors determines a transaction to be in the best interests of the Company and its stockholders, the Board of Directors may redeem the Rights for $0.01 per share at any time prior to a person or group becoming an acquiring person. The Rights will expire on October 2, 2011.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


16.  Income Taxes

   The Company reported income before taxes and cumulative effect of change in accounting principle of $134,586, $136,848 and $11,537, net of foreign losses of approximately $10,365, $14,600 and $4,500, for the years ended June 30, 2002 and 2001, and for the five months ended June 30, 2000, respectively.

   The components of income tax expense are as follows:

                                                             Year      Year    Five Months
                                                            Ended     Ended       Ended
                                                           June 30,  June 30,   June 30,
                                                             2002      2001       2000
                                                           --------  --------  -----------
Current:
   Federal................................................ $ 65,175  $ 86,487    $10,869
   State and local........................................   18,584    24,446      3,071
   Foreign................................................    7,783     2,780      1,589
                                                           --------  --------    -------
       Total current......................................   91,542   113,713     15,529
                                                           --------  --------    -------
Deferred:
   Federal................................................   (8,281)   (8,635)    10,662
   State and local........................................   (1,456)   (2,440)     3,148
   Foreign................................................     (281)     (741)        --
                                                           --------  --------    -------
       Total deferred.....................................  (10,018)  (11,816)    13,810
                                                           --------  --------    -------
       Total.............................................. $ 81,524  $101,897    $29,339
                                                           ========  ========    =======

   The following table presents the principal reasons for the difference between the effective income tax rate from continuing operations and the U.S. federal statutory income tax rate:

                                                               Year     Year   Five Months
                                                              Ended    Ended      Ended
                                                             June 30, June 30,  June 30,
                                                               2002     2001      2000
                                                             -------- -------- -----------
U.S. federal statutory income tax rate......................   35.0%    35.0%      35.0%
Change in valuation allowance...............................   10.0%     4.6%      34.0%
State taxes, net of federal benefit.........................    8.3%    10.5%      35.0%
Nondeductible meals and entertainment expense...............    4.3%     5.4%      31.4%
Foreign taxes...............................................    1.0%     1.1%      13.8%
Other, net..................................................    2.0%     2.0%        --
Nondeductible equity losses of affiliate and loss on
  redemption of equity interest in affiliate................     --     15.3%      35.5%
Nondeductible goodwill amortization.........................     --      0.6%      19.6%
Nonrecurring taxable gain on employee stock award...........     --       --       50.0%
                                                               ----     ----      -----
Effective income tax rate...................................   60.6%    74.5%     254.3%
                                                               ====     ====      =====

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


   The temporary differences which give rise to a significant portion of deferred income tax assets and liabilities are as follows:

                                                          Year      Year
                                                         Ended     Ended
                                                        June 30,  June 30,
                                                          2002      2001
                                                        --------  --------
     Deferred income tax assets:
        Net operating loss carryforwards............... $ 30,400  $ 26,000
        Accrued compensation...........................   18,800    23,600
        Capital loss carryforward......................   10,500        --
        Allowance for doubtful accounts................   10,900    11,400
        Depreciation and amortization..................    9,700    13,900
        Accrued liabilities............................    7,900        --
        Goodwill.......................................    4,800     5,900
        Foreign currency translation...................    1,100     2,300
        Reserve for claims.............................      800     1,600
                                                        --------  --------
        Total gross deferred income taxes..............   94,900    84,700
     Less valuation allowance..........................  (41,000)  (29,100)
                                                        --------  --------
     Total net deferred income tax assets..............   53,900    55,600
                                                        --------  --------
     Deferred income tax liabilities:
        401(k) plan....................................    8,500     8,200
        Intangible assets..............................    3,406    13,005
        Accrued liabilities............................       --       100
                                                        --------  --------
        Total deferred income tax liabilities..........   11,906    21,305
                                                        --------  --------
     Net deferred income tax asset..................... $ 41,994  $ 34,295
                                                        ========  ========

   The Company has U.S. net operating loss carryforwards at June 30, 2002 of approximately $47,000 which expire at various dates through 2020. The Company also has foreign net operating loss carryforwards at June 30, 2002 of approximately $32,000 which expire at various dates prescribed in foreign law. A valuation allowance has been recorded due to the uncertainty of the recognition of certain deferred income tax assets, primarily the net operating losses of certain U.S. and foreign subsidiaries, as well as capital loss carryforwards on certain U.S. entities. The net changes in the valuation allowance for the years ended June 30, 2002 and 2001, and for the five months ended June 30, 2000 were $11,900, $6,200 and $9,200, respectively.

   No provision has been made for federal income taxes on unremitted earnings of the Company's foreign subsidiaries (approximately $20 million of earnings as of June 30, 2002), since the Company plans to permanently reinvest all such earnings. It is not practicable to compute the estimated deferred tax liability on these earnings.

17.  Transactions with Related Parties

  Cisco

   We entered in to an alliance agreement with Cisco Systems, Inc. on December 29, 1999. At the same time we executed this alliance agreement, we also entered into an agreement with Cisco pursuant to which Cisco purchased 5,000,000 shares of our Series A Mandatorily Redeemable Convertible Preferred Stock (see Note
13). The term of the alliance agreement is five years, and may be extended as mutually agreed by the Company and Cisco.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


  KPMG LLP

   Infrastructure Services. Historically, certain infrastructure services relating to KPMG LLP's assurance, tax and consulting businesses have been provided by KPMG LLP on a centralized basis. These services include the following: human resources, employee benefits, benefits administration, finance and accounting, risk management, training, facilities management, legal, marketing, technology, data processing, and other administrative and executive functions. The financial statements for all historical periods include allocations of these centralized costs based on the actual costs of such services, on substantially the same basis as provided for in the original outsourcing agreement, as discussed below.

   The Company and KPMG LLP entered into an outsourcing agreement effective January 31, 2000, whereby the Company received and was charged for services performed by KPMG LLP. Certain services provided to us pursuant to this original outsourcing agreement were not necessary for us to operate our business as an independent company since they were duplicative or were performed by us internally. In recognition of this fact and in anticipation of consummation of our IPO, the Company and KPMG LLP entered into and amended and restated outsourcing agreement effective July 1, 2000, eliminating the services related costs that we did not require. Thereafter, on February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby we receive and are charged for infrastructure services on substantially the same basis as the amended and restated outsourcing agreement. The allocation of costs to the Company for such services is based on actual costs incurred by KPMG LLP and are allocated among KPMG LLP's assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification).

   The transition services agreement expires on the fourth anniversary of our February 8, 2001 initial public offering with regard to the technology infrastructure costs, and on the third anniversary of the IPO with regard to all other costs except for those relating to facilities costs. With regard to facilities costs, the Company and KPMG LLP have entered into arrangements pursuant to which our Company subleases from KPMG LLP office space that was formally allocated to the Company under the outsourcing agreement. The terms of the arrangements are substantially equivalent to those under the original outsourcing agreement, and will extend over the remaining period covered by the lease agreement between KPMG LLP and the lessor. If the Company terminates any services under the transition services agreement prior to the end of the term for such services, the Company is obligated to pay to KPMG LLP any "termination costs" incurred as a result of KPMG LLP having made investments in systems, personnel and other assets that were used in KPMG LLP's shared infrastructure and national support capabilities. It is the intent of the parties that, during the term of the transition services agreement, the Company will work with KPMG LLP to minimize any termination costs arising at the end of the term of the agreement, and the Company will wind down its receipt of services from KPMG LLP by developing its own infrastructure and support capabilities or by engaging third party providers of such services (see Note 12).

   During fiscal 2002, the Company began to wind down the services provided by KPMG LLP. In July 2001, the Company and KPMG LLP agreed that the Company would terminate certain services relating to human resources, training, purchasing, facilities management and knowledge management. Termination costs associated with these services paid by the Company to KPMG LLP in fiscal 2002 was $1,000.

   Retirement and Benefit Plans. Historically, all of KPMG LLP's employees, including those involved in KPMG LLP's Consulting Business, participated in various KPMG LLP sponsored benefit and retirement plans. KPMG LLP's costs with respect to these plans have been allocated among KPMG LLP's assurance, tax and consulting businesses. KPMG LLP has retained the assets and liabilities under these plans, other than those

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

relating to KPMG LLP's 401(k) plan, with respect to all current and former employees of the Company. The assets related to the Company's employees who participated in KPMG LLP's 401(k) plan were transferred into a new Company sponsored 401(k) plan (see Note 19). From January 31, 2000, the date of the Separation, no further benefits will accrue to the Company's employees under KPMG LLP's retirement and benefit plans.

   Interest Expense. Until January 31, 2000, cash management functions for KPMG LLP's assurance, tax and consulting businesses were performed on a centralized basis by KPMG LLP. Further, a substantial portion of KPMG LLP's total cash requirements were obtained through utilization of partners' available capital account balances. In return, the KPMG LLP partners were paid interest on their total capital account balances at floating interest rates based on the prime rate plus 1%. Total interest expense, net of interest earned, incurred by KPMG LLP for all historical periods, including interest paid to partners, has been allocated between KPMG LLP's assurance, tax and consulting businesses based on relative average balances of accounts receivable and unbilled revenues. Effective July 1, 2000, the Company was no longer allocated interest by KPMG LLP.

   Total expenses allocated to the Company with regard to occupancy costs, retirement and benefit plans, interest expense and other infrastructure services are as follows:

                                                 Consolidated            Combined
                                         ----------------------------- ------------
                                           Year     Year   Five Months Seven Months
                                          Ended    Ended      Ended       Ended
                                         June 30, June 30,  June 30,   January 31,
                                           2002     2001      2000         2000
                                         -------- -------- ----------- ------------
Occupancy costs......................... $ 29,325 $ 55,502  $ 24,144     $ 32,570
Retirement and benefit plans............       --       --    11,293       32,848
Interest expense........................       --       --    13,680       23,504
Other infrastructure service costs......  138,282  179,393    89,723      123,341
                                         -------- --------  --------     --------
       Total............................ $167,607 $234,895  $138,840     $212,263
                                         ======== ========  ========     ========
Amounts included in:
   Other costs of service............... $ 29,325 $ 64,944  $ 27,400     $ 46,302
   Selling, general and administrative
     expenses...........................  138,282  169,951    97,760      142,457
   Interest expense.....................       --       --    13,680       23,504
                                         -------- --------  --------     --------
                                         $167,607 $234,895  $138,840     $212,263
                                         ======== ========  ========     ========

   Internal Use Software Costs. In September 2000, the Company purchased $16,100 of internal use software from KPMG LLP at its net book value. This purchase was made in connection with the Separation.

   IPO Transaction Costs. In October 2000, KPMG LLP and the Company agreed to pool all IPO transaction costs (such as legal, accounting and printing costs) and apportion them to the companies based on the relative number of shares sold in the initial public offering. Accordingly, the Company incurred transaction costs of approximately $28,237, which were accounted for as a reduction in proceeds from the transaction.

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

                                    Year     Year   Five Months Seven Months
                                   Ended    Ended      Ended       Ended
                                  June 30, June 30,  June 30,   January 31,
                                    2002     2001      2000         2000
                                  -------- -------- ----------- ------------
   Total revenue................. $11,962  $53,554    $44,356     $55,378
                                  =======  =======    =======     =======
   Total costs of service........ $ 6,961  $35,581    $ 5,651     $10,078
                                  =======  =======    =======     =======

  Other Related Parties

   Revenues earned from other related parties were as follows:

                                   Year      Year    Five Months Seven Months
                                  Ended     Ended       Ended       Ended
                                 June 30,  June 30,   June 30,   January 31,
                                   2002      2001       2000         2000
                                 -------- --------   ----------- ------------
  Qwest (see Note 14)...........  $   --  $15,635(1)   $12,980     $22,260
  Cisco (see Note 13)...........   6,770   18,087        9,609       3,800
                                  ------  -------      -------     -------
                                  $6,770  $33,722      $22,589     $26,060
                                  ======  =======      =======     =======

--------
(1) Represents revenues through December 27, 2000, as Qwest ceased to be a related party as of that date (see Note 14).

   Accounts receivable and unbilled revenues from other related parties were $692 from Cisco at June 30, 2002 and $16,650 and $1,542 from Qwest and Cisco, respectively, at June 30, 2001.

18.  Acquisitions

   All acquisitions have been accounted for as purchases and, accordingly, the purchase price of each acquisition was assigned to the assets acquired and liabilities assumed based on their fair values at the respective dates of acquisition. Acquisitions completed after June 30, 2001 have been accounted for in accordance with SFAS No. 141, "Business Combinations." During the three years ended June 30, 2002, most acquisitions have been made to increase the Company's multinational service delivery capabilities in the following regions (amounts represent aggregate purchase prices in the region): North America ($52,765), Latin America ($36,070), Asia Pacific ($79,109), Europe ($35,880),
and other ($15,500).

   Southeast Asia regional consulting businesses of KPMG International Member
Firms: On August 2, 2001, the Company acquired regional consulting practices in Southeast Asia, consisting of businesses and marketing rights of KPMG International member firms in Hong Kong, Malaysia, Singapore, Taiwan and China for $16,931 ($6,795 cash was paid at closing). The allocation of the purchase price to acquired assets and liabilities resulted in $15,259 of goodwill and $2,302 of purchased intangibles. Goodwill is expected to be non-deductible for foreign income tax purposes. However, the goodwill is expected to have U.S. income tax basis that may have a beneficial impact on future foreign tax credits upon possible repatriation of earnings.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


   Australian consulting business of KPMG International Member Firm: On October 3, 2001, the Company acquired the consulting practice of the KPMG International member firm in Australia for $28,900 (of which $26,211 was paid in cash at closing). The allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $22,114 to goodwill and $10,754 to purchased intangibles. Goodwill is expected to be non-deductible for foreign income tax purposes. However, the goodwill is expected to have U.S. income tax basis that may have a beneficial impact on future foreign tax credits upon possible repatriation of earnings.

   Andersen Business Consulting, Hong Kong: On May 1, 2002, the Company acquired certain assets of the consulting practice of Arthur Andersen & Co., Hong Kong for $373, which was allocated to unbilled revenues.

   Andersen Business Consulting, China: On May 1, 2002, the Company acquired certain assets of the consulting practice of Arthur Andersen (Shanghai) Business Consulting Co., Ltd for $1,236, which was allocated to unbilled revenues.

   Andersen Business Consulting, Australia: On June 4, 2002, the Company acquired certain assets of the consulting practice of Arthur Andersen & Co., Australia for nominal consideration. The allocation of the purchase price to the acquired assets and liabilities assumed resulted in $169 of purchased intangibles.

   During the year ended June 30, 2001, the Company acquired numerous businesses for an aggregate purchase price of $56,971, which resulted in $2,600 and $60,400 being allocated to assembled workforce and goodwill, respectively. The businesses acquired were the Colombian, Irish, Peruvian, Brazilian and Netherlands Antilles consulting practices of the respective KPMG International member firms.

   During the year ended June 30, 2000, the Company acquired numerous businesses for an aggregate purchase price of $114,744, which resulted in $20,300 and $73,300 being allocated to assembled workforce and goodwill, respectively. The businesses acquired were as follows: Studio Verso and WebVibe Corporation, and the Mexican, Canadian, Japanese, Korean, Central American, New Zealand, Venezuelan and Argentinean consulting practices of the respective KPMG International member firms.

   The pro forma effects on operations of these acquisitions were not material for the years ended June 30, 2002, 2001 and 2000. Refer to Note 23 for a discussion of acquisitions made subsequent to June 30, 2002.

19.  Employee Benefits

   The Company sponsors a qualified 401(k) defined contribution plan (the "Plan") covering substantially all of its employees. Participants are permitted (subject to a maximum permissible contribution under the Internal Revenue Code for calendar year 2002 of $11) to contribute up to 20% of their earnings to the Plan. Matching contributions by the Company are discretionary and range between 0%-50% of the first 6% of employees' earnings contributions. Employees may elect to invest their retirement funds in the Company's common stock, but no provisions of the plan require them to do so. In addition, the Plan does not restrict the ability of employees to dispose of any of the Company's common stock that they hold in their retirement funds. Company contributions, net of forfeitures, for the years ended June 30, 2002 and June 30, 2001 and for the five months ended June 30, 2000 were $1,159, $13,640 and $1,966, respectively, and were made in cash.

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


20.  Reduction in Workforce and Impairment Charges

  Reduction in Workforce

   In June 2002, November 2001 and April 2001, the Company recorded $3,594, $17,729 and $19,968, respectively, as charges for severance and termination benefits related to reductions in workforce. The reduction in force affected 188 employees in June 2002, 325 employees in November 2001, and 575 employees in April 2001. All reduction in force actions were the result of balancing the Company's resources with market demand for services. All of the affected employees have been terminated and are no longer employed by the Company.

                                                                   Severance
                                                                    Accrual
                                                                   ---------
    Balance at June 30, 2001...................................... $  4,236
    Fiscal 2002 charges...........................................   21,323
    Payments......................................................  (24,397)
                                                                   --------
    Balance at June 30, 2002 (to be disbursed by February 2003)... $  1,162
                                                                   ========

  Impairment Charges

   The Company recorded the following impairment charges:

  . Impairment charges related to software licenses held for resale due to lower than anticipated sales in the amount of $7,600 and $7,827, during fiscal 2002 and 2001, respectively ($5.1 million of the fiscal 2002 charge was recorded during the three months ended June 30, 2002), and $4,000 during the five months ended June 30, 2000,

  . Impairment charge of $4,000 during the five months ended June 30, 2000 related to goodwill, and

  . During the three months ended June 30, 2002, $16,022 was recorded as an impairment charge to write-off the value of the Company's portfolio of equity investments at June 30, 2002.

21.  Universal Shelf Registration Statement

   On March 8, 2002, the Company filed a $1,000,000 universal shelf registration statement with the Securities and Exchange Commission. This registration statement, which became effective on March 18, 2002, allows the Company to issue various types of securities, including debt, preferred stock, common stock and warrants to purchase common stock. To date, the Company has not issued any securities under this shelf registration statement.

22.  Segment Information

   The Company's segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Segments were determined based on the groups in which the Company has industry-specific knowledge. Through fiscal 2001, the Company provided consulting services through six major industry groups in which it has significant industry-specific knowledge. Effective July 1, 2001, the Company transferred the health care group's businesses into high technology and public services; accordingly, the Company now provides services through five major industry groups. Additionally, Canadian operations were transferred from International to the five industry groups, resulting in a North America region. The Company's chief operating decision maker, the Chairman and Chief Executive Officer, evaluates performance and allocates resources based upon the industry groups. Accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Performance of the

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Inter-segment sales were made at prices approximating current market value. Prior year information has been reclassified to reflect current year changes.

                                                    Consolidated               Combined
                                         ----------------------------------  ------------
                                                                 Five Months Seven Months
                                         Year Ended  Year Ended     Ended       Ended
                                          June 30,    June 30,    June 30,   January 31,
                                            2002        2001        2000         2000
                                         ----------  ----------  ----------- ------------
Revenues
   Public Services...................... $  966,422  $  871,597  $  345,673   $  420,111
   Communications and Content...........    473,269     551,089     187,050      157,838
   Financial Services...................    229,993     463,930     236,488      291,976
   Consumer and Industrial Markets......    311,144     367,433     163,160      200,637
   High Technology......................    194,751     459,448     149,686      174,011
   International/Corporate(1)...........    192,048     142,327      23,109       20,245
                                         ----------  ----------  ----------   ----------
       Total............................ $2,367,627  $2,855,824  $1,105,166   $1,264,818
                                         ==========  ==========  ==========   ==========
Depreciation and Amortization
   Public Services...................... $   10,203  $    8,469  $    4,659   $    3,710
   Communications and Content...........      2,710       8,192       3,282        1,176
   Financial Services...................      1,911       3,895       2,264        3,287
   Consumer and Industrial Markets......      1,118       4,877       2,325        3,625
   High Technology......................      1,186       7,916       4,473        5,093
   International/Corporate(1)...........     32,192      27,673       3,646        5,513
                                         ----------  ----------  ----------   ----------
       Total............................ $   49,320  $   61,022  $   20,649   $   22,404
                                         ==========  ==========  ==========   ==========
Interest Expense(2)
   Public Services...................... $   17,596  $   17,312  $    9,595   $   12,075
   Communications and Content...........      8,898      12,662       3,449        2,552
   Financial Services...................      3,202       9,124       3,804        3,906
   Consumer and Industrial Markets......      3,973       4,972       2,389        3,056
   High Technology......................      5,851       7,035       2,697        2,573
   International/Corporate(1)...........    (37,272)    (33,930)     (5,628)       3,177
                                         ----------  ----------  ----------   ----------
       Total............................ $    2,248  $   17,175  $   16,306   $   27,339
                                         ==========  ==========  ==========   ==========
Operating Income
   Public Services...................... $  311,149  $  243,536  $   59,036   $  128,255
   Communications and Content...........    121,091     132,252      28,872       29,794
   Financial Services...................     31,520      59,391      44,770       84,202
   Consumer and Industrial Markets......     79,820      85,460      25,778       51,693
   High Technology......................     38,938     126,607      20,908       46,423
   International/Corporate(1)...........   (448,828)   (426,317)   (141,448)    (208,390)
                                         ----------  ----------  ----------   ----------
       Total............................ $  133,690  $  220,929  $   37,916   $  131,977
                                         ==========  ==========  ==========   ==========
Assets(3)
   Public Services...................... $  189,860  $  206,414  $  233,174   $  216,463
   Communications and Content...........     75,494     145,152     136,640       97,796
   Financial Services...................     29,399      61,616      83,409       80,421
   Consumer and Industrial Markets......     55,979      61,639      63,412       59,263
   High Technology......................     32,744     109,194      64,807       44,225
   International/Corporate(1)...........    511,655     415,620     370,196      222,923
                                         ----------  ----------  ----------   ----------
       Total............................ $  895,131  $  999,635  $  951,638   $  721,091
                                         ==========  ==========  ==========   ==========

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)

--------
(1) International/Corporate included our investment in QCS, which was not specific to any individual segment, and includes our international operations. It also includes infrastructure costs.
(2) Interest expense is allocated to the industry segments based on accounts receivable and unbilled revenues.
(3) Industry segment assets include accounts receivable, unbilled revenues, certain software and property and equipment directly attributed to the industry segment, purchased intangible and goodwill. All other assets are not allocated to industry segments and are deemed to be corporate assets.

   International/Corporate revenues are primarily attributed to international operations for all periods. Long-lived assets in international locations were $8,347 at June 30, 2002, $9,019 at June 30, 2001, and $8,981 at June 30, 2000.

   Included in consolidated operating income for fiscal 2002 is an impairment charge of $23,914 which was recorded as follows: $2,500 in public services, $10,245 in communications and content, $734 in high technology and $10,435 in international/corporate. During fiscal 2001 an impairment charge of $7,827 was recorded in public services and during the five months ended June 30, 2000, $8,000 was recorded in high technology.

23. Subsequent Events

  Acquisitions

   Subsequent to June 30, 2002, the Company continued to expand its international operations through the acquisition of KPMG Consulting AG ("KCA") and transactions with various global Andersen Business Consulting practices. The following chart provides a summary of these transactions:

                                                                                              Purchase
Relevant Entity                                                             Transaction Date   Price
---------------                                                            ------------------ --------
Group hire of certain employees formerly associated with Andersen Business
  Consulting, United States............................................... July 1, 2002       $ 59,900
Andersen Business Consulting, Switzerland................................. July 1, 2002          6,500
Andersen Business Consulting, Nordics (including Finland, Norway and
  Sweden)................................................................. July 1, 2002          5,880
Andersen Business Consulting, Singapore................................... July 1, 2002            220
Andersen Business Consulting, South Korea................................. July 2, 2002            280
Andersen Business Consulting, Peru........................................ August 1, 2002          150
Andersen Business Consulting, Spain....................................... August 1, 2002       27,070
Andersen Business Consulting, Japan....................................... August 1, 2002       19,700
KPMG Consulting AG (the consulting business of the German member of
  KPMG International)..................................................... August 22, 2002     638,020
Group hire of certain employees formerly associated with Andersen Business
  Consulting, Brazil...................................................... August 23, 2002         220
Andersen Business Consulting, France...................................... September 11, 2002   15,650
Business consulting practice of Ernst & Young, Brazil..................... September 18, 2002  nominal

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


   The purchase of KCA was paid for through the issuance of 30,471,309 shares of common stock to the sellers at $11.96 per share and $273,583 in cash. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

                                                   Preliminary
                                                  Allocation of
                                                  Purchase Price
                                                  --------------
               Current assets....................   $ 134,000
               Goodwill and purchased intangibles     647,000
               Other long-lived assets...........      23,000
                                                    ---------
                  Total assets...................     804,000

               Current liabilities...............    (116,000)
               Long-term liabilities.............     (50,000)
                                                    ---------
               Net assets acquired...............   $ 638,000
                                                    =========

   Purchased intangibles acquired include backlog, market rights and trade names. Goodwill is expected to be non-deductible for foreign income tax purposes. However, the goodwill is expected to have U.S. income tax basis that may have a beneficial impact on future foreign tax credits upon possible repatriation of earnings. The Company is currently in the process of determining the allocation of the purchase price to assets acquired and liabilities assumed in accordance with SFAS No. 141, "Business Combinations" for all of the transactions noted above.

  Financing Arrangements

   On August 21, 2002, the Company entered into a $220,000 revolving credit facility for the purpose of funding the acquisition of KCA. This credit facility matures on December 15, 2002 and is in addition to the Company's other credit facilities. The $220,000 revolving credit facility contains the same financial covenants as the company's existing revolving credit facility (see
Note 8). Borrowings bear interest at either the prime rate, the LIBOR rate plus a margin ranging from 0.875% to 1.625% or money market rates the option of which is determinable by the Company. On August 22, 2002, in connection with the closing of the KPMG Consulting AG acquisition, the Company borrowed $220,000 under the new facility and $75,000 under the receivables purchase facility. At August 31, 2002, these borrowings bore interest at 2.965% and 2.219%, respectively.

   On August 30, 2002, the Company expanded its yen-denominated line of credit facility to an aggregate principle balance not to exceed 2 billion Yen (approximately $16,800). Borrowings under the facility accrue interest of TIBOR plus 0.90% and are used to finance working capital for the Company's Japanese operations. There are no covenants under the facility and it matures on August 30, 2003.

  Purchase of Capital Assets

   On July 18, 2002, the Company purchased $30,754 of capital assets, including furniture and leasehold improvements, from KPMG LLP at its net book value. These assets had been used by the Company under the transition services agreement (for which usage charges had been included in the monthly costs under the agreement) and will continue to be used in our business.

  Issuance of Options Under Tender Offer

   On September 3, 2002, in accordance with the February 1, 2002 tender offer relating to stock options with an exercise price of $55.50, the Company issued approximately 4,400,000 replacement options at an exercise price of $11.01, which was 110% of the closing market price on that date (see Note 15).

                             KPMG CONSULTING, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
              (in thousands, except share and per share amounts)


  Stock Awards

   In connection with the various Andersen Business Consulting Practice transactions, the Company has committed to issuing approximately 4,000,000 shares of common stock to former partners of those practices as a retentive measure and for no monetary consideration from such persons. The shares will be issued in equal one-third increments over a three-year period on the anniversary date of the respective transactions so long as the recipient remains employed by the Company. Compensation expense will be recorded over the three-year period.

  Commitment to Re-Branding

   On August 7, 2002, the Company announced its commitment to a re-branding initiative, including changing its name, and expects to spend $20,000 to $40,000 on this initiative in the first half of fiscal 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Finance Disclosure

   There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                   PART III.

   The information required by Items 10, 11, 12 and 13 (except for certain information regarding executive officers that is called for by Item 10, which information is contained in Part I and Equity Compensation Plan information required by Item 12, which is included below) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A on or before October 4, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                     EQUITY COMPENSATION PLAN INFORMATION
                             (as of June 30, 2002)


                                                                                               (c)
                                                                                            Number of
                                                                                           securities
                                                                                            remaining
                                                                                          available for
                                                              (a)             (b)        future issuance
                                                           Number of       Weighted-      under equity
                                                       securities to be     average       compensation
                                                          issued upon    exercise price       plans
                                                          exercise of    of outstanding    (excluding
                                                          outstanding       options,       securities
                                                       options, warrants  warrants and    reflected in
                    Plan Category                         and rights         rights        column (a))
                    -------------                      ----------------- -------------- ---------------
Equity Compensation Plans Approved by Security Holders    30,791,934         $17.17       27,347,158/(1)(2)/
Equity Compensation Plans Not Approved by Security
  Holders.............................................            --             --               --
                                                          ----------         ------       ----------
   Total..............................................    30,791,934         $17.17       27,347,158
                                                          ==========         ======       ==========

--------
(1) Includes 21,134,306 shares of the Company's common stock available for grants of stock options, stock appreciation rights and other stock-based awards under the Company's 2000 Long-Term Incentive Plan and 6,212,852 shares of the Company's common stock available for issuance under the Company's Employee Stock Purchase Plan.
(2) Under the Company's 2000 Long-Term Incentive Plan, the number of shares of common stock authorized for grants or awards under the plan adjusts automatically based upon the following formula: authorized shares is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of common stock and
    (y) the number of authorized shares.

                                   PART IV.

Item 14.  Controls and Procedures

   The management of the Company is responsible for maintaining an effective system of internal controls. This system is designed to provide reasonable assurance that assets are adequately safeguarded, and that financial records accurately reflect all transactions and can be relied upon in all material respects in the preparation of financial statements. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2002.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1). The financial statements of the Company required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(2). Not applicable.

(a)(3). See the exhibits listed below under Item 14 (c) and Financial Statement Schedule under Item 14(d).

(b).    The Company filed no Current Reports on Form 8-K from April 1, 2002 through June 30, 2002.

(c).    Exhibit Index

Exhibit
  No.                                               Description
  ---                                               -----------

  2.1   Share Purchase Agreement dated June 8, 2002, among KPMG Consulting, Inc., KPMG DTG and the minority shareholders, which is incorporated herein by reference to Exhibit 2.1 from the Company's
        Form 8-K filed on September 6, 2002.

  3.1   Amended and Restated Certificate of Incorporation of Registrant, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company's Form 10-Q for the quarter ending March 31, 2001.

  3.2   Amended and Restated Bylaws of the Registrant, which is incorporated herein by reference to Exhibit
        3.2 from the Company's Registration Statement on Form S-1 (Registration No. 333-36328, which is contained in Commission File No. 000-31351) (referred to below as "the Company's Form S-1").

  4.1   Rights Agreement, dated as of October 2, 2001, between KPMG Consulting and EquiServe Trust
        Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company's
        Registration Statement on Form 8-A dated October 3, 2001.

  4.2   Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company's Registration Statement on Form 8-A dated
        October 3, 2001.

  4.3   Amendment No. 1 to the Rights Agreement between KPMG Consulting, Inc. and Equiserve Trust
        Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company's Form
        8-K filed on September 6, 2002.

 10.1   Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP,
        KPMG Consulting, LLC and the Registrant, which is incorporated herein by reference to Exhibit 10.1 from the Company's Form 10-Q for the quarter ending March 31, 2001.

 10.2   Limited License Agreement between the Registrant and KPMG International, which is incorporated herein by reference to Exhibit 10.2 from the Company's Form 10-Q for the quarter ending March 31,
        2001.

 10.3   Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG
        Consulting, LLC and the Registrant, which is incorporated herein by reference to Exhibit 10.3 from the Company's Form 10-Q for the quarter ending March 31, 2001.

 10.4   Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting,
        LLC and the Registrant, which is incorporated herein by reference to Exhibit 10.4 from the
        Company's Form 10-Q for the quarter ending March 31, 2001.

 10.5   Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company's Form S-1.

 10.6   Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company's Form S-1.

Exhibit
  No.                                                 Description
  ---                                                 -----------
   10.7   Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company's Form S-1.
   10.8   Form of Managing Director Agreement, which is incorporated herein by reference to Exhibit 10.9 from the Company's Form S-1.
   10.9   Stock Purchase Agreement dated as of December 29, 1999 between Cisco Systems, Inc. and the
          Registrant, which is incorporated herein by reference to Exhibit 10.11 from the Company's Form S-1.
  10.10   Investor Rights Agreement dated as of January 31, 2000 among KPMG LLP, Cisco Systems, Inc. and the Registrant, which is incorporated herein by reference to Exhibit 10.12 from the Company's Form
          S-1.
  10.11   Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the
          Company's Form S-1.
  10.12   Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems,
          Inc. and the Registrant, which is incorporated herein by reference to Exhibit 10.12 from the
          Company's Form 10-K for the year ended June 30, 2001.
  10.13   Amendment No. 2 to Alliance Agreement, dated March 4, 2002 between Cisco Systems, Inc. and
          KPMG Consulting, Inc., which is incorporated herein by reference to Exhibit 10.7 from the
          Company's Form 10-Q for the quarter ended March 31, 2002.
  10.14   Business Alliance Agreement, dated as of November 22, 1995, between KPMG LLP and Oracle
          Corporation, which is incorporated herein by reference to Exhibit 10.16 from the Company's Form S-1.
  10.15   National Partner Agreement, dated as of September 20, 1993, between KPMG LLP and SAP America,
          Inc., which is incorporated herein by reference to Exhibit 10.17 from the Company's Form S-1.
  10.16   Registrant's 2000 Long-Term Incentive Plan, amended as of March 30, 2001, which is incorporated herein by reference to Exhibit 10.15 from the Company's Form 10-K for the year ended June 30, 2001.
  10.17   Registrant's Employee Stock Purchase Plan, which is incorporated herein by reference to Exhibit 4.3 from the Company's Registration Statement on Form S-8 (Registration No. 333-55354, which is contained in Commission File No. 000-31351).
  10.18   Registrant's 401(k) Plan, which is incorporated herein by reference to Exhibit 10.20 from the
          Company's Form S-1.
  10.19   Amendment #1 to Registrant's 401(k) Plan, which is incorporated herein by reference to Exhibit 4.4 from the Company's Registration Statement on Form S-8 (Registration No. 333-55380, which is contained in Commission File No. 000-31351).
  10.20   Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications
          International Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest
          Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company's
          Form S-1.
  10.21   Receivables Purchase Agreement, dated as of May 22, 2000, between KCI Funding Corporation,
          KPMG Consulting, Inc., Market Street Funding Corporation and PNC Bank, National Association,
          which is incorporated herein by reference to Exhibit 10.1 from the Company's Amendment No. 1 to
          Form S-3 filed on March 15, 2002.
  10.22   Amendment No.1 to Receivables Purchase Agreement, dated as of October 24, 2000, between KCI
          Funding Corporation, KPMG Consulting, Inc., Market Street Funding Corporation and PNC Bank,
          National Association, which is incorporated herein by reference to Exhibit 10.2 from the Company's
          Amendment No. 1 to Form S-3 filed on March 15, 2002.

Exhibit
  No.                                               Description
  ---                                               -----------
 10.23  Amendment No. 2 to Receivables Purchase Agreement, dated as of May 21, 2001, between KCI
        Funding Corporation, KPMG Consulting, Inc., Market Street Funding Corporation and PNC Bank,
        National Association, which is incorporated herein by reference to Exhibit 10.3 from the Company's
        Amendment No. 1 to Form S-3 filed on March 15, 2002.
 10.24  Amendment No. 3 to Receivables Purchase Agreement, dated as of August 1, 2001, between KCI
        Funding Corporation, KPMG Consulting, Inc., Market Street Funding Corporation and PNC Bank,
        National Association, which is incorporated herein by reference to Exhibit 10.4 from the Company's
        Amendment No. 1 to Form S-3 filed on March 15, 2002.
 10.25  Amendment No. 4 to Receivables Purchase Agreement, dated as of March 21, 2002, between KCI
        Funding Corporation, KPMG Consulting, Inc., Market Street Funding Corporation and PNC Bank,
        National Association.
 10.26  Amendment No. 5 to Receivables Purchase Agreement, dated as of May 20, 2002, between KCI
        Funding Corporation, KPMG Consulting, Inc., Market Street Funding Corporation and PNC Bank,
        National Association.
 10.27  Amendment No. 6 to Receivables Purchase Agreement, dated as of May 29, 2002, between KCI
        Funding Corporation, KPMG Consulting, Inc., Market Street Funding Corporation and PNC Bank,
        National Association.
 10.28  Purchase and Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, Inc. and KCI
        Funding Corporation, which is incorporated herein by reference to Exhibit 10.5 from the Company's
        Amendment No. 1 to Form S-3 filed on March 15, 2002.
 10.29  Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, LLP and KPMG Consulting,
        Inc. which is incorporated herein by reference to Exhibit 10.6 from the Company's Amendment No. 1 to Form S-3 filed on March 15, 2002.
 10.30  Revolving Credit Facility Agreement, dated May 29, 2002, between KPMG Consulting, Inc., the guarantors referred to therein, the banks party thereto, PNC Bank National Association, as the administrative agent, PNC Capital Markets, Inc. and JP Morgan Securities, Inc., as the arrangers,
        Barclays Bank PLC, as the syndication agent, JP Morgan Chase Bank, Citibank N.A. and Bank of
        America, N.A. as the documentation agents and SunTrust Bank, as the co-agent.
 10.31  Revolving Credit Facility Agreement, dated August 21, 2002, between KPMG Consulting, Inc.,
        KPMG Consulting, LLC, the guarantors referred to therein, the banks party thereto, JP Morgan Chase
        Bank, as the administrative agent, and J.P. Morgan Securities, Inc., as the sole arranger and book runner.
 10.32  Promissory Note, dated as of October 1, 2001, executed by Randolph C. Blazer.
 10.33  Promissory Note, dated as of October 1, 2001, executed by Michael J. Donahue.
 10.34  Promissory Note, dated as of October 1, 2001, executed by Bradley J. Schwartz.
 10.35  Promissory Note, dated as of October 1, 2001, executed by David W. Black.
 10.36  Promissory Note, dated as of October 1, 2001, executed by Robert C. Lamb, Jr.
 10.37  Form of Special Termination Agreement, made as of November 7, 2001, between KPMG Consulting,
        Inc. and Certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1 from the Company's Form 10-Q for the quarter ended December 31, 2001.
 10.38  Form of Special Termination Agreement, made as of November 7, 2001, between KPMG Consulting,
        Inc. and Certain Executive Officers and Other Key Executives, which is incorporated herein by reference to Exhibit 10.2 from the Company's Form 10-Q for the quarter ended December 31, 2001.
 21.1   List of subsidiaries of the Registrant.
 23.1   Consent of Grant Thornton LLP
 99.1   Factors Affecting Future Financial Results

 (d).   Financial Statement Schedule

                        REPORT OF INDEPENDENT CERTIFIED
                        PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors and Stockholders
  KPMG Consulting, Inc.

   In connection with our audit of the financial statements of KPMG Consulting, Inc. (successor to the consulting business of KPMG LLP) referred to in our report dated August 6, 2002, except for Note 23, as to which the date is September 18, 2002, which is included in this annual report on Form 10-K for the year ended June 30, 2002, we have also audited Schedule II for the seven months ended January 31, 2000, the five months ended June 30, 2000, and the years ended June 30, 2001 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

New York, New York
August 6, 2002 except for Note 23, as to which the date is September 18, 2002

Schedule II
Valuation and Qualifying Accounts

                                                    Balance
                                                      at      Charge to              Balance at
                                                   Beginning  Costs and  Deductions-    End
Allowance for Doubtful Accounts                    of Period Expenses(a) Write Offs  of Period
-------------------------------                    --------- ----------- ----------- ----------
                                                                  (in thousands)

Seven months ended January 31, 2000...............  $ 3,500    $ 6,635    $ (5,235)   $ 4,900
Five months ended June 30, 2000...................    4,900     12,881     (10,781)     7,000
Year ended June 30, 2001..........................    7,000     63,157     (42,690)    27,467
Year ended June 30, 2002..........................   27,467     22,510     (21,332)    28,645

--------
(a) Expense reflected in other costs of service in the Consolidated/Combined Financial Statements

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KPMG CONSULTING, INC.

                                              By:    /s/  RANDOLPH C. BLAZER
                                                  -----------------------------
                                                       Randolph C. Blazer
                                                     Chairman of the Board,
                                                     Chief Executive Officer
                                                          and President

Date: September 30, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                        Title                     Date
              ---------                        -----                     ----

Principal Executive Officer and Director:

By:   /s/  RANDOLPH C. BLAZER      Chairman of the Board, Chief   September 30, 2002
    -----------------------------    Executive Officer and
         Randolph C. Blazer          President

Principal Financial and Accounting Officer:

By:   /s/  ROBERT C. LAMB, JR.     Executive Vice President and   September 30, 2002
    -----------------------------    Chief Financial Officer
         Robert C. Lamb, Jr.

Board of Directors:

By:   /s/  DOUGLAS C. ALLRED       Director                       September 30, 2002
    -----------------------------
          Douglas C. Allred

By:   /s/  WOLFGANG KEMNA          Director                       September 30, 2002
    -----------------------------
           Wolfgang Kemna

By:   /s/  RODERICK C. MCGEARY     Director                       September 30, 2002
    -----------------------------
         Roderick C. McGeary

By:   /s/  AFSHIN MOHEBBI          Director                       September 30, 2002
    -----------------------------
           Afshin Mohebbi

By:   /s/  ALICE M. RIVLIN         Director                       September 30, 2002
    -----------------------------
           Alice M. Rivlin

                                CERTIFICATIONS

   I, Randolph C. Blazer, certify that:

      1. I have reviewed this Annual Report on Form 10-K of KPMG Consulting, Inc. (the "Registrant");

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the period presented in this Annual Report.

By:   /S/ RANDOLPH C. BLAZER                                      Date: September 30, 2002
    ----------------------------
         Randolph C. Blazer
       Chairman of the Board,
     Chief Executive Officer and
              President

   I, Robert C. Lamb, Jr., certify that:

      1. I have reviewed this Annual Report on Form 10-K of KPMG Consulting, Inc. (the "Registrant");

      2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the period presented in this Annual Report.


By:   /S/ ROBERT C. LAMB, JR.                                     Date: September 30, 2002
    ----------------------------
         Robert C. Lamb, Jr.
    Executive Vice President and
       Chief Financial Officer