Form 10-Q
period 2002-09-30
BEARINGPOINT INC
filed 2002-11-15
CIK 1113247

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 2002.

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _________ to __________

                        Commission File Number 001-31451

                               BearingPoint, Inc.
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

                              KPMG Consulting, Inc.
                   (Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES             X                  NO
                     --------------------                 ----------------------

The number of shares of common stock of the Registrant outstanding as of October 31, 2002 was 189,529,119.

                               BEARINGPOINT, INC.
                        (formerly KPMG Consulting, Inc.)

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements (unaudited)

Consolidated Condensed Statements of Operations for the Three Months Ended
September 30, 2002 and 2001...........................................................     3

Consolidated Condensed Balance Sheets as of September 30, 2002 and June 30, 2002......     4

Consolidated Condensed Statements of Cash Flows for the Three Months Ended
September 30, 2002 and 2001...........................................................     5

Notes to Consolidated Condensed Financial Statements..................................     6

Item 2:  Management's Discussion and Analysis of Financial Condition and
Results of Operations.................................................................    12

Item 3:  Quantitative and Qualitative Disclosure about Market Risk....................    17

Item 4:  Controls and Procedures......................................................    17

PART II - OTHER INFORMATION:

Item 1:  Legal Proceedings............................................................    17

Item 2:  Changes in Securities and Use of Proceeds....................................    17

Item 5:  Other Information............................................................    17

Item 6:  Exhibits.....................................................................    17

SIGNATURES............................................................................    18

CERTIFICATIONS........................................................................    19

                               BEARINGPOINT, INC.
                        (formerly KPMG Consulting, Inc.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                              2002              2001
                                                          -------------     -------------
Revenues                                                  $     747,560     $     608,891
Costs of service:
  Professional compensation                                     344,847           245,086
  Other direct contract expenses                                163,398           144,193
  Other costs of service                                         65,356            55,648
                                                          -------------     -------------
    Total                                                       573,601           444,927
                                                          -------------     -------------

Gross margin                                                    173,959           163,964

Amortization of purchased intangible assets                       5,034              --

Selling, general and administrative expenses                    137,160           119,932
                                                          -------------     -------------

Operating income                                                 31,765            44,032

Interest (income) expense, net                                    1,097              (147)
                                                          -------------     -------------

Income before taxes                                              30,668            44,179
Income tax expense                                               15,487            21,863
                                                          -------------     -------------
Income before cumulative effect of change
  in accounting principle                                        15,181            22,316

Cumulative effect of change in accounting principle                --             (79,960)
                                                          -------------     -------------

Net income (loss)                                         $      15,181     $     (57,644)
                                                          =============     =============


Earnings (loss) per share - basic and diluted:
  Income before cumulative effect of change in
    accounting principle                                  $        0.09     $        0.14
  Cumulative effect of change in accounting principle              --               (0.50)
                                                          -------------     -------------
  Net income (loss)                                       $        0.09     $       (0.36)
                                                          =============     =============
  Weighted average shares - basic                           172,077,633       158,331,525
                                                          =============     =============
  Weighted average shares - diluted                         173,044,097       159,306,209
                                                          =============     =============

The accompanying notes are an integral part of these financial statements.


                               BEARINGPOINT, INC.
                        (formerly KPMG Consulting, Inc.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                  September 30,      June 30,
                                                                      2002             2002
                                                                   -----------      -----------
                                                                   (unaudited)

                                 ASSETS
Current Assets:
 Cash and cash equivalents                                         $    86,341      $   203,597
 Accounts receivable, net                                              347,096          246,792
 Unbilled revenues, net                                                218,088          128,883
 Prepaid and other current assets                                       95,638           67,941
                                                                   -----------      -----------

  Total current assets                                                 747,163          647,213

Property and equipment, net                                            104,065           60,487
Goodwill and other intangible assets, net                              995,114          163,315
Other assets                                                             7,026           24,116
                                                                   -----------      -----------
  Total assets                                                     $ 1,853,368      $   895,131
                                                                   ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Current portion of notes payable                                  $   334,572      $     1,846
 Accounts payable                                                       93,659           62,810
 Accrued payroll and related liabilities                               226,789          130,554
 Other current liabilities                                             151,538           88,085
                                                                   -----------      -----------
  Total current liabilities                                            806,558          283,295


Other liabilities                                                       51,197            9,966
                                                                   -----------      -----------
  Total liabilities                                                    857,755          293,261

Stockholders' Equity :
 Preferred stock, $.01 par value 10,000,000 shares authorized               --               --
 Common stock, $.01 par value 1,000,000,000 shares authorized,
  193,341,369 shares issued on September 30, 2002 and
  161,478,409 shares issued on June 30, 2002                             1,923            1,605
 Additional paid-in capital                                          1,069,823          689,210
 Accumulated deficit                                                   (26,240)         (41,421)
 Notes receivable from stockholders                                    (10,382)         (10,151)
 Accumulated other comprehensive loss                                   (3,784)          (1,646)
 Common stock held in treasury, at cost                                (35,727)         (35,727)
                                                                   -----------      -----------

  Total stockholders' equity                                           995,613          601,870
                                                                   -----------      -----------

  Total liabilities and stockholders' equity                       $ 1,853,368      $   895,131
                                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.

                              BEARINGPOINT, INC.
                       (formerly KPMG Consulting, Inc.)
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)


                                                                      Three Months Ended
                                                                         September 30,
                                                                     2002           2001
                                                                   ---------      ---------
Cash flows from operating activities:
    Net income (loss)                                              $  15,181      $ (57,644)
    Adjustments to reconcile to net cash provided by (used in)
      operating activities:
      Cumulative effect of change in accounting principle               --           79,960
      Deferred income taxes and other                                 (4,262)          (159)
      Stock awards                                                     3,846            466
      Depreciation and amortization                                   16,193         10,084
    Changes in assets and liabilities:
      Accounts receivable                                             12,513          6,577
      Unbilled revenues                                              (58,321)        (5,707)
      Prepaid expenses and other current assets                       (1,875)         7,941
      Other assets                                                     4,558         10,744
      Accrued payroll and related liabilities                          5,918        (48,679)
      Accounts payable and other current liabilities                  (6,530)        27,815
      Other liabilities                                                  885           --
                                                                   ---------      ---------
        Net cash provided by (used in) operating activities          (11,894)        31,398
                                                                   ---------      ---------
Cash flows from investing activities:

      Purchase of capital assets from KPMG LLP                       (30,754)          --
      Purchases of property and equipment                             (3,759)        (7,049)
      Businesses acquired, net of cash acquired                     (400,828)        (6,595)
      Purchases of other intangible assets                            (6,915)        (4,403)
                                                                   ---------      ---------
        Net cash used in investing activities                       (442,256)       (18,047)
                                                                   ---------      ---------
Cash flows from financing activities:

      Proceeds from issuance of common stock                          12,468         12,226
      Repurchases of common stock                                       --          (26,028)
      Proceeds from notes payable                                    330,514           --
      Repayment of notes payable                                      (6,001)        (3,017)
      Repurchase of minority interest in subsidiary                     --           (2,092)
      Notes receivable from stockholders                                 (87)          --
                                                                   ---------      ---------
        Net cash provided by (used in) financing activities          336,894        (18,911)
                                                                   ---------      ---------
Net decrease in cash and cash equivalents                           (117,256)        (5,560)
Cash and cash equivalents - beginning of period                      203,597         45,914
                                                                   ---------      ---------
Cash and cash equivalents - end of period                          $  86,341      $  40,354
                                                                   =========      =========

Supplementary cash flow information:

      Interest paid                                                $   1,143      $     222
      Taxes paid                                                   $   3,803      $   5,815

Supplemental non-cash investing and financing activities:

      Issuance of common stock for business acquisition            $ 364,437      $    --
      Acquisition obligations from business acquisition            $   5,543      $    --


The accompanying notes are an integral part of these financial statements.

                               BEARINGPOINT, INC.
                        (formerly KPMG Consulting, Inc.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                   (unaudited)

Note 1.    Basis of Presentation

     On October 2, 2002, KPMG Consulting, Inc. changed its name to BearingPoint, Inc. (referred to below as "we," "BearingPoint" or the "Company"). Our brand name underscores our global commitment to set a clear direction for our clients. In conjunction with our branding initiative, BearingPoint moved to the New York Stock Exchange and began trading on October 3, 2002, under the new ticker symbol "BE." BearingPoint is a global provider of management consulting and business systems integration services.

     The accompanying unaudited interim consolidated condensed financial statements of BearingPoint, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002, included in the Company's Annual Report on Form 10-K filed with the SEC. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2.    Segment Reporting

     The Company discloses business segment information in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and required those enterprises to report selected information about operating segments in interim financial statements. Performance of the segments is evaluated based on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Effective in the fiscal quarter ended September 30, 2002, upon completion of a series of international acquisitions, the company has six reportable segments in addition to the Corporate/Other category. Prior year segment data has been reclassified to reflect the addition of an international segment.

                                                               Three Months Ended
                                                                  September 30,
                                                      2002                            2001
                                         ------------------------------  --------------------------------
                                                            Operating                       Operating
                                             Revenue         Income          Revenue         Income
                                         ------------------------------  --------------------------------
Public Services                           $   267,125     $     77,921    $   218,720     $    70,649
Communications & Content                       96,195           25,501        133,347          41,287
Financial Services                             62,012           14,687         67,705           8,136
Consumer & Industrial Markets                 102,711           21,486         84,355          22,150
High Technology                                37,025            8,577         62,588          12,496
International                                 180,721           26,015         42,057           1,955
Corporate/Other (1)                             1,771         (142,422)           119        (112,641)
                                         ------------------------------  --------------------------------
Total                                     $   747,560     $     31,765    $   608,891     $    44,032
                                         ==============================  ================================

(1)  Corporate/Other operating loss is principally due to infrastructure costs.

Note 3.    Comprehensive Income (Loss)

     The Company accounts for comprehensive income (loss) under SFAS No. 130, "Reporting Comprehensive Income." Total comprehensive income (i.e., net income plus foreign currency translation adjustment and other comprehensive income), for the three months ended September 30, 2002 was $13,043. Total comprehensive loss for the three months ended September 30, 2001 was $57,004.

Note 4.    Earnings Per Share of Common Stock

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

     The following table sets forth the computation of basic and diluted earnings per share:


                                                              Three Months Ended
                                                                 September 30,
                                                            2002               2001
                                                        -------------     -------------
Net income before cumulative effect of change
     in accounting principle - basic                    $      15,181     $      22,316
Convertible debt adjustment                                       133               114
                                                        -------------     -------------
Adjusted income before cumulative effect of change
     in accounting principle - diluted                         15,314            22,430
Cumulative effect of change in accounting principle              --             (79,960)
                                                        -------------     -------------

Adjusted income (loss) - diluted                        $      15,314     $     (57,530)
                                                        =============     =============

Weighted average shares outstanding - basic               172,077,633       158,331,525
Effect of dilutive securities:
     Employee stock options                                    98,408           106,628
     Convertible debt                                         868,056           868,056
                                                        -------------     -------------

Weighted average shares outstanding - diluted             173,044,097       159,306,209
                                                        =============     =============

Earnings (loss) per share - basic and diluted           $        0.09     $       (0.36)
                                                        =============     =============

     Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 33,757,628 and 27,222,989 for the three months ended September 30, 2002 and 2001, respectively.

Note 5.    Business Combinations

   KPMG Consulting AG

     Effective August 1, 2002, as part of a significant expansion in our international presence, the Company acquired KPMG Consulting AG ("KCA"), the consulting practice of the German member firm of KPMG International, with operations in Germany, Switzerland and Austria, for approximately $643,020. The purchase of KPMG Consulting AG was paid for through the issuance of 30,471,309 shares of common stock to the sellers at $11.96 per share, $273,583 in cash to the sellers, and approximately $5,000 in acquisition related transaction costs incurred to date. The preliminary allocation of the purchase price to assets acquired and liabilities assumed was as follows:

                                                                Preliminary
                                                               Allocation of
                                                               Purchase Price
                                                               --------------

Current assets                                                   $   138,479
Goodwill and other intangible assets                                 677,424
Other long-lived assets                                               15,755
                                                               --------------
    Total assets                                                 $   831,658

Current liabilities                                                 (133,886)
Long-term liabilities                                                (54,752)
                                                               --------------
    Net assets                                                   $   643,020
                                                               ==============


     Purchased intangibles acquired include backlog of $21,084 and trade name of $1,404. Goodwill is expected to be non-deductible for foreign income tax purposes. However, the goodwill is expected to have U.S. income tax basis that may have beneficial impact on future tax credits upon possible repatriation of earnings.

     Effective August 1, 2002, the results of KCA's operations have been included in the consolidated financial results of the Company. The pro forma results of operations for the three months ended September 30, 2002, assuming consummation of the purchase as of July 1, 2002, reflect revenues of $787,301; net income of $13,301, and earnings per share (basic and diluted) of $0.07. Significant pro forma adjustments include amortization expense on purchased intangibles of $999 (net of tax), interest expense on borrowings made in connection with the KCA acquisition of $377 (net of tax) and an increase in weighted average shares outstanding (basic and diluted) of 16,891,704 as a result of including the shares issued as consideration for the purchase of KCA from July 1, 2002. For the pro forma effects of this acquisition on the Company's results of operations for the year ended June 30, 2002, and the Company's financial position at June 30, 2002, refer to the Company's Form 8-K/A filed with the SEC on October 17, 2002.

   Andersen Business Consulting Practices

     During the quarter ended September 30, 2002, the Company engaged in a number of acquisitions, group hires and other transactions involving certain independent business consulting practices affiliated with member firms of Andersen Societe Cooperative Worldwide ("Andersen BC Practices").

     On July 1, 2002, the Company finalized its previously announced agreement to hire certain partners and staff formerly associated with the Andersen BC Practice in the United States for $60,350. The transaction added approximately 1,490 professionals to the Company's U.S. billable workforce. The preliminary allocation of the transaction price resulted in the allocation of $60,350 to goodwill.

     On August 1, 2002, the Company acquired the business consulting unit of Arthur Andersen y Cia in Spain for approximately $27,070 of which approximately $5,500 has been recorded as an acquisition obligation to be paid upon completion of certain post-closing requirements. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $28,694 to goodwill.

     On August 1, 2002, the Company acquired the assets of the Andersen BC Practice in Japan for approximately $19,700. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in $14,612 of goodwill and $632 of purchased intangibles.

     Effective September 1, 2002, the Company acquired the Andersen BC Practice in France for approximately $15,650. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $29,051 to goodwill and $1,951 to purchased intangibles.

     Additionally, during the first quarter of fiscal 2003, the Company completed the acquisition of all or portions of Andersen BC Practices in Switzerland, Norway, Finland, Sweden, Singapore, South Korea, and Peru and the group hire of certain employees formerly associated with the Andersen BC Practice in Brazil for approximately $13,250. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $15,692 to goodwill and $1,335 of purchased intangibles. The pro forma effects on operations of the Andersen BC Practice transactions were not material.

     In connection with the acquisitions of KCA and certain European Andersen BC Practices, the Company is in the process of finalizing plans of restructuring to balance resources with market demand for services, including specifically identifying excess resources, and finalizing the cost of the actions with appropriate regulatory bodies. The Company also plans to exit redundant office facilities and consolidate staff in selected facilities. The Company's preliminary estimate of these acquisition liabilities is $20,130, none of which was disbursed through September 30, 2002. The plans are expected to be finalized in the quarter ended December 31, 2002 and fully implemented by the end of the fiscal year, subject to regulatory approvals.

     For all of the acquisitions noted above, the Company is in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, in accordance with SFAS No. 141, "Business Combinations." Any adjustment to the allocation of the purchase price for these acquisitions upon finalization of our valuation of these assets acquired and liabilities assumed is not expected to have a significant effect on our balance sheet.

Note 6.    Notes Payable

     On August 21, 2002, the Company entered into a $220,000 revolving credit facility for the purpose of funding a portion of the acquisition cost of KCA. This credit facility matures on December 15, 2002 and is in addition to the Company's other credit facilities. Borrowings bear interest at either the prime rate, the LIBOR rate plus a margin ranging from 0.875% to 1.625% or money market rates, the option of which is determinable by the Company. On August 22, 2002, in connection with the closing of the KCA acquisition, the Company borrowed $220,000 under the new facility and $75,000 under the Company's existing receivables purchase facility. At September 30, 2002, these borrowings bore interest at 2.98% and 2.22%, respectively.

     On August 30, 2002, the Company expanded its yen-denominated line of credit facility to an aggregate principal balance not to exceed 2 billion Yen (approximately $16,800). Borrowings under the facility accrue interest of TIBOR plus 0.90% and are used to finance working capital for the Company's Japanese operations. There are no covenants under the facility, and it matures on August 30, 2003. At September 30, 2002, there were borrowings outstanding on this line of $4,926, which accrue interest at 0.97%.

Note 7.  Derivative Instruments and Hedging Agreements

     The Company has borrowings outstanding under bank credit facilities, which carry variable interest rates (see Note 6). These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

     During the second quarter of fiscal 2003, the Company intends to replace its $220,000 short-term revolving credit facility used to fund recent acquisitions with fixed rate debt. In anticipation of this refinancing, the Company entered into treasury rate locks on $125,000 of five year debt. The treasury locks are derivative instruments as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and have been designated as highly effective cash flow hedges. The treasury locks are anticipated to convert fixed rate cash flows from 6.71% to approximately 6.57% on $125,000 of the new debt.

     The accumulated loss related to the treasury locks included in other comprehensive income as of September 30, 2002 was approximately $887. On November 6, 2002 the treasury locks were settled, resulting in a gain of $787. Until the anticipated refinancing is consummated the amount of accumulated gain that will be reclassified into interest expense over the next twelve months can not be projected.

Note 8.    Transactions with KPMG LLP

     During fiscal 2002, the Company began to wind down the services provided by KPMG LLP under the transition services agreement. In connection with winding down and terminating services, we are potentially liable for the payment of termination costs, as defined in the agreement, incurred by KPMG LLP, including transitioning personnel and contracts from KPMG LLP to our Company. The Company has given notice to KPMG LLP of its intent to terminate certain services during fiscal 2003, for which the amount of termination costs have yet to be determined by KPMG LLP or agreed upon by the parties. Accordingly, the amount of termination costs that the Company will pay to KPMG LLP in the future cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company's consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the results of operation in a particular quarter or fiscal year cannot be determined at this time.

     During July 2002, the Company purchased $30,754 of leasehold improvements from KPMG LLP at its net book value. These assets had been used by the Company under the transition services agreement (for which usage charges had been included in the monthly costs under the agreement) and will continue to be used in our business. Based on information currently available, the Company anticipates paying KPMG LLP an additional $40,000 to $60,000 for the sale and transfer of additional capital assets currently used by the Company through the transition services agreement.

Note 9.    Capital Stock and Option Awards

     On September 3, 2002, in accordance with the February 1, 2002 tender offer relating to stock options with an exercise price of $55.50, the Company issued 4,397,775 replacement options at an exercise price of $11.01, which was 110% of the closing market price on that date.

     In connection with the various Andersen BC Practice transactions, the Company committed to issuing approximately 4,000,000 shares of common stock to former partners of those practices as a retentive measure and for no monetary consideration from such persons. The shares will be issued in equal one-third increments over a three-year period on the anniversary date of the respective transactions so long as the recipient remains employed by the Company. Compensation expense will be recorded ratably over the three-year period beginning in July 2002. Compensation expense for the three months ended September 30, 2002 was $3,380.

     On September 30, 2002, the Company filed with the SEC a registration statement on Form S-3 relating to the resale of 30,471,309 shares of the Company's common stock issued in connection with the closing of the KCA acquisition. The registration statement indicates that the Company will not be selling any of the shares covered by the registration statement and will not receive any of the proceeds from the sale of shares to the extent that any of the shares are sold by the selling shareholders. This registration statement became effective on October 18, 2002.

Note 10.   Commitment to Re-Branding

     In August 2002, the Company announced its commitment to a re-branding initiative, under which the Company expects to spend $20,000 to $40,000 during fiscal 2003. For the three months ended September 30, 2002, the Company has incurred costs of $6,790 ($4,016 after tax, or $0.02 per share).

Note 11.   Goodwill and Other Intangible Assets

     Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which established financial accounting and reporting standards for acquired goodwill and other intangible assets and superseded Accounting Principles Board Opinion ("APB") No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite-lived purchased intangible assets are no longer amortized but are reviewed at least annually for impairment; the Company has elected to perform this review annually as of April 1. Identifiable intangible assets that have finite lives, continue to be amortized over their estimated useful lives.

     In connection with adopting this standard as of July 1, 2001, the Company recognized a transitional impairment loss of $79,960, or $0.50 per basic and diluted earnings per share, as the cumulative effect of an accounting change. The transitional impairment charge resulted from a change in the criteria for the measurement of the impairment loss from undiscounted cash flows, a method required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," to discounted cash flows as required by SFAS No. 142.

     Goodwill and other identifiable intangible assets consisted of the following at September 30, 2002 and June 30, 2002:

                                     September 30,    June 30,
                                         2002           2002
                                     ------------   -------------
Internal-use software                 $  91,348      $  77,033
Purchased intangibles                    39,625         13,225
Marketed software                        18,371         16,915
Other                                     2,612          2,612
Total accumulated amortization          (43,329)       (34,133)
                                      ---------      ---------
     Other intangible assets, net       108,627         75,652

Goodwill                                886,487         87,663
                                      ---------      ---------
    Total                             $ 995,114      $ 163,315
                                      =========      =========


     Identifiable intangible assets include purchased or internally developed software and finite-lived purchased intangible assets, which primarily consist of market rights, backlog and software license rights. Identifiable intangible assets are amortized principally by the straight-line method over their expected period of benefit.

     The changes in the carrying amount of goodwill for the three months ended September 30, 2002 are as follows:

                                                Balance                                            Balance
                                                June 30,                                        September 30,
                                                  2002          Additions         Other             2002
                                             --------------   --------------  ---------------  ----------------
Public Services                                   $ 11,935         $ 11,467          $     -          $ 23,402
Communications & Content                             8,242           15,088                -            23,330
Financial Services                                   2,886            6,035                -             8,921
Consumer & Industrial Markets                        8,270           22,933                -            31,203
High Technology                                      1,926            4,827                -             6,753
International                                       50,608          735,653            2,821           789,082
Corporate/Other                                      3,796                -                -             3,796
                                             --------------   --------------  ---------------  ----------------
     Total                                        $ 87,663        $ 796,003          $ 2,821         $ 886,487
                                             ==============   ==============  ===============  ================

Note 12. Subsequent Events

     On October 1, 2002, the Company acquired the consulting unit of the KPMG international member firm in Finland for approximately $4,000. The Company is currently in the process of determining the allocation of the purchase price to the acquired assets and liabilities.


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

     Accounting policies that management believes are most critical to the Company's financial condition and operating results pertain to revenue recognition and valuation of unbilled revenues (including estimates of costs to complete engagements); collectibility of accounts receivable; valuation of goodwill; and estimates pertaining to discretionary compensation costs and global effective income tax rates. In deriving accounting estimates, management considered available information and exercised reasonable judgment. However, actual results could differ from these estimates. See also "Company Overview -- Financial Statement Presentation -- Critical Accounting Policies and Estimates" in the Company's Form 10-K for the fiscal year ended June 30, 2002.

Company Overview

     We are one of the world's largest business consulting and systems integration firms with approximately 17,000 employees. We serve Global 2000 companies, small and medium-sized businesses, government agencies and other organizations. We provide business and technology strategy, systems design and architecture, applications implementation, network infrastructure and managed services. Our service offerings are designed to help our clients deploy business systems to access information on a timely basis, and to create value in their enterprises.

     On October 2, 2002, KPMG Consulting, Inc. changed its name to BearingPoint, Inc. Our brand name underscores our global commitment to help our clients set clear direction and achieve results. In conjunction with our branding initiative, BearingPoint moved to the New York Stock Exchange and began trading on October 3, 2002, under the new ticker symbol "BE." This move strengthens BearingPoint's reach to potential international investors.

     We have provided consulting services through five industry groups in which we have significant industry-specific knowledge. These groups are Public Services, Communications & Content, Financial Services, Consumer & Industrial Markets and High Technology. In addition, as a result of our significant international acquisitions, we have established a new International Segment. Our focus on specific industries provides us with the ability to tailor our service offerings to reflect an understanding of the marketplaces in which our clients operate, enabling our clients to achieve their business objectives more quickly and efficiently.

     We now have multinational operations covering North and South America, Europe and the Asia Pacific region. We utilize this multinational network to provide consistent integrated service to our clients throughout the world. During the first quarter of fiscal 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG ("KCA"), which has approximately 3,000 employees in Germany, Switzerland and Austria. We furthered our global strategy enabling us to better serve our multinational clients by acquiring all or portions of selected Andersen Business Consulting Practices ("Andersen BC Practices") in Australia, China/Hong Kong, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden and Switzerland, as well as hiring professionals from Andersen BC Practices in the United States and Brazil. In addition, we strengthened our Latin American business with the acquisition of Ernst & Young's Brazilian consulting practice.

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

     During the three months ended September 30, 2002, the Company completed its acquisition of KCA and a number of acquisitions and other transactions involving Andersen BC Practices around the globe, including the group hire of approximately 1,500 Andersen BC Practice employees in the United States.

     The Company realized net income for the three months ended September 30, 2002 of $15.2 million, or $0.09 per share, compared to a net loss of $57.6 million, or $0.36 per share including a transitional impairment charge relating to the cumulative effect of change in accounting principle of $80.0 million (net of tax) or $0.50 per share, for the three months ended September 30, 2001. Net income before cumulative effect of change in accounting principle for the quarters ended September 30, 2002 and 2001, were $15.2 million and $22.3 million, respectively.

This decrease is principally due to the integration of approximately 1,500 personnel hired from the Andersen BC Practice in the United States, as these professionals were hired on July 1, 2002 and their utilization was, as expected, significantly below our existing business for most of the quarter.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues. Revenues increased $138.7 million, or 22.8%, from $608.9 million in the three months ended September 30, 2001, to $747.6 million in the three months ended September 30, 2002. The overall increase in revenue is attributable to international acquisitions ($127.6 million) and the group hire of Andersen BC Practice personnel in the United States, including collaborative market action with our core business ($52.0 million). Public Services, the Company's largest business unit, generated strong revenue growth of $38.1 million, up 17.4% excluding the impact of acquisitions and other transactions compared to the prior year. International revenue increased $138.7 million from $42.1 million for the three months ended September 30, 2001 to $180.7 million for the three months ended September 30, 2002 due to acquisitions, group hires and other transactions around the globe. Growth in revenue from Public Services, acquisitions and other transactions was offset by declines in the High Technology and Communications & Content business units, whose clients have been impacted by the uncertain economic environment, thereby impacting their contributions to our business.

The Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter with the most significant impact being in the Communications & Content industry. However, this is expected to be more than offset by the addition of revenues from recent acquisitions, group hires and other transactions.

Gross Margin. Gross margin as a percentage of gross revenues decreased to 23.3% from 26.9% for the three months ended September 30, 2002 and 2001, respectively. This decrease is primarily due to the lower utilization rates for the former U.S. Andersen BC Practice personnel hired on July 1, 2002. In dollar terms, gross margin increased by $10.0 million, or 6.1%, from $164.0 million for the three months ended September 30, 2001, to $174.0 million for the three months ended September 30, 2002. The increase in gross margin was due to an increase in revenue of $138.7 million described above, partially offset by:

o A net increase in professional compensation of $99.8 million, or 40.7%, to $344.8 million compared to $245.1 million in the prior year's quarter. This increase was predominantly due to the addition of approximately 7,000 billable employees through acquisitions and other transactions (including a $3.4 million noncash charge relating to common stock awards to be made to our managing directors from Andersen BC Practices), partially offset by the Company's workforce actions that have occurred over the last 12 months in response to a challenging economy. Overall the Company's average billable headcount has increased 51.2% from approximately 8,400 in the first quarter of fiscal 2002 to 12,700 in the current quarter.

o A net increase in other direct contract expenses of $19.2 million, or 13.3%, to $163.4 million, representing 21.9% of revenue, compared to $144.2 million, or 23.7% of revenue in the prior year's quarter. The $19.2 million increase is attributable to higher revenue levels while the improvement as a percentage of revenue is due to the Company's continued efforts to limit the use of subcontractors and travel expenses as well as historically lower use of subcontractors internationally.

o A net increase in other costs of service of $9.7 million, or 17.4%, to $65.4 million from $55.6 million, was primarily due to acquisitions and other transactions, partially offset by lower levels of bad debt expense and tighter controls on discretionary expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses and amortization of purchased intangibles was $142.2 million for the three months ended September 30, 2002. This reflects an increase of $22.3 million, or 18.6%, from $119.9 million for the three month period ended September 30, 2001. This increase is principally due to $6.8 million of re-branding costs, $5.0 million of amortization expense related to purchased intangibles (primarily backlog, which will be fully amortized within 12 months) and the impact of the various acquisitions and other transactions, partially offset by reduced discretionary spending and current cost control initiatives.

Interest (Income) Expense, Net. Interest (income) expense, net, increased $1.2 million to $1.1 million of net interest expense from $0.1 million of net interest income for the three months ended September 30, 2002 and 2001, respectively. This increase in net interest expense is due to the increase in borrowings outstanding of $322.2 million from $12.3 million at September 30, 2001. The increase in borrowings is primarily due to borrowings of $220.0 million under the Company's new short-term revolving credit facility and $75.0 million of borrowings on its receivables purchase facility predominantly used to finance a portion of the cost of the acquisition of KCA in August 2002.

Income Tax Expense. For the three month period ended September 30, 2002, the Company earned income before taxes of $30.7 million and provided income taxes of $15.5 million resulting in an effective tax rate for the quarter of 50.5%. For the three months ended September 30, 2001, the Company earned income before taxes and cumulative effect of change in accounting principle of $44.2 million and provided income taxes of $21.9 million resulting in an effective tax rate for the quarter of 49.5%. The tax rates have been impacted by the non-deductibility of losses associated with certain international operations.

Income before Cumulative Effect of Change in Accounting Principle. Income before cumulative effect of change in accounting principle decreased by $7.1 million, from $22.3 million for the three months ended September 30, 2001, to $15.2 million for the three months ended September 30, 2002. This decrease in profitability reflects lower utilization on billable headcount from acquisitions and other transactions, increased amortization on finite lived intangibles, and re-branding costs partially offset by increased revenues, reduced discretionary spending and cost control initiatives.

Cumulative Effect of Change in Accounting Principle. The Company adopted SFAS No. 142 during the first fiscal quarter of the prior year (as of July 1, 2001). This standard eliminated goodwill amortization upon adoption and required an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, the Company no longer amortizes goodwill and during the quarter ended September 30, 2001 incurred a non-cash transitional impairment charge of $80.0 million (net of tax). This transitional impairment charge is a result of the change in accounting principle to measuring impairments on a discounted versus an undiscounted cash flow basis.

Net Income (Loss). For the three months ended September 30, 2002, the Company realized net income of $15.2 million, or $0.09 per share. For the three months ended September 30, 2001, the Company realized a net loss applicable to common stockholders of $57.6 million, or $0.36 per share, largely due to recording a transitional impairment charge as a result of a cumulative effect of change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had a cash balance of $86.3 million, which is down $117.3 million from June 30, 2002 predominantly due to funding various acquisitions, group hires and other transactions around the globe. The Company has funded these transactions and operations through cash generated from operations, borrowings from various credit agreements of $330.5 million and the issuance of 30.5 million shares of common stock valued at $11.96 per share. The Company has borrowing arrangements available including a revolving credit facility with an outstanding balance of $24.0 million at September 30, 2002 (not to exceed $250 million), a short-term revolving credit facility with an outstanding balance of $220.0 million at September 30, 2002 (not to exceed $220 million), and an accounts receivable financing facility with an outstanding balance of $75.0 million at September 30, 2002 (not to exceed $150 million). The $250 million and $220 million revolving credit facilities expire on May 29, 2005 and December 15, 2002, respectively. The accounts receivable purchase agreement permits "sales" of accounts receivable through May 23, 2003, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement. The Company intends to replace the short-term revolving credit facility with other financing prior to December 15, 2002.

      The $250 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting the Company's ability to incur liens and indebtedness, purchase the Company's securities, and pay dividends and requiring the Company to maintain a minimum level of net worth ($832.7 million as of September 30, 2002), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default
(i) upon the acquisition by a person or group of beneficial ownership of 30% or more of the Company's common stock, or (ii) if within a period of six calendar months, a majority of the officers of the Company's executive committee cease to serve on its executive committee, and their terminations or departures materially affect the Company's business. The receivables purchase agreement contains covenants that are consistent with the Company's $250 million revolving credit facility and cross defaults to the $250 million revolving credit facility. The short-term revolving credit facility provides that upon receipt of proceeds by the Company from certain dispositions of assets or issuances of equity or debt securities, the revolving credit commitments will automatically be reduced by certain amounts in the case of such dispositions, or by the amount of proceeds received in the case of an issuance of securities, and the Company is required to repay amounts due that exceed the reduced credit commitments.

         Under the transition services agreement with KPMG LLP (which terminates no later than February 8, 2004 for non-technology services and February 8, 2005 for technology-related services), the Company contracted to receive certain infrastructure support services from KPMG LLP until the Company completes the build-out of its own infrastructure. If the Company terminates services prior to the end of the term for such services, the Company may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and our Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. The Company has given notice to KPMG LLP of its intent to terminate certain services in fiscal 2003 for which the amount of termination costs have either not been determined by KPMG LLP or not agreed upon by the parties. In July 2002, the Company paid KPMG LLP $30.8 million representing KPMG LLP's net book value of leasehold improvements purchased by KPMG LLP and used exclusively by the Company. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40 million to $60 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) currently used by the Company through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). The specific identification and net book value of capital assets that may or may not be transferred to our Company by KPMG LLP in the future, as well as the timing of any such transfers, are subject to negotiation and cannot be readily determined at this time. Until the Company takes ownership of these capital assets, the transition services agreement provides an off-balance sheet financing arrangement. The amount of termination costs that the Company will pay to KPMG LLP in the future cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company's consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

         Cash used in operating activities during the three months ended September 30, 2002 was $11.9 million, principally due to cash operating results of $31.0 million more than offset by an increase in accounts receivable and unbilled revenues of $45.8 million. The increase in accounts receivable and unbilled revenues is primarily due to receivables and unbilled balances from acquired entities and other transactions for which no balance sheet was acquired.

         Cash used in investing activities during the three months ended September 30, 2002 was $442.3 million principally due to $3.8 million in purchases of property and equipment, $30.8 million for the purchase of capital assets from KPMG LLP, and $400.8 million paid for acquisitions.

         Cash provided by financing activities for the three months ended September 30, 2002 was $336.9 million, principally due to net proceeds from borrowings of $324.5 million and $12.5 million from the issuance of common stock primarily relating to the Company's employee stock purchase plan.

      While the Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter, we continue to actively manage client billings and collections and maintain tight controls over discretionary expenses. The Company believes that the cash provided from operations, borrowings available under the various existing credit facilities, and existing cash balances along with additional financing expected to be completed prior to December 15, 2002 will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         On July 30, 2002, The Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

     On October 25, 2002 the Emerging Issues Task Force ("EITF") reached a tentative consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The EITF plans to ratify this decision at its November 20-21, 2002 meeting and make the final consensus applicable to transactions completed in fiscal years beginning after December 15, 2002. The Company is currently evaluating the requirements and impact of this issue on our consolidated results of operations and financial position.

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


Our actual results may differ from the forward-looking statements for many reasons, including:

     o the business decisions of our clients regarding the use of our services;

     o    the timing of projects and their termination;

     o    the availability of talented professionals to provide our services;

     o    the pace of technological change;

     o    the strength of our joint marketing relationships;

     o    the actions of our competitors; and

     o unexpected difficulties associated with our recent acquisitions, group hires and other transactions involving KCA and the former Andersen BC Practices.

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

     Our exposure to changes in interest rates arises primarily because our indebtedness under our bank credit facilities carries variable interest rates. In anticipation of refinancing our $220 million short-term revolving credit facility used to fund recent acquisitions, the Company entered into treasury rate locks on $125 million of five year debt. The treasury locks are expected to convert fixed rate cash flows at 6.71% associated with the $125 million to a fixed rate of approximately 6.57%. See also Note 7 in the Notes to Consolidated Condensed Financial Statements above.

     Our exposure to changes in foreign currency rates primarily relates to net investment exposure, arising from acquisitions in and working capital advances provided to certain international operations, including risk from the recent acquisitions, group hires and other transactions in Europe, Asia Pacific and Latin America.

PART I, ITEM 4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are adequately designed to timely notify them to material information relating to the Company required to be disclosed in the Company's SEC filings.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 22, 2002, as partial consideration for its acquisition of KCA, the Company issued 30,471,309 shares of its common stock to the former stockholders of KCA pursuant to a share purchase agreement among the Company, KPMG DTG, the majority stockholder of KCA, and the minority stockholders of KCA as set forth in the share purchase agreement. The shares were issued in a private placement pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEMS 3-4.  NONE

ITEM 5.     OTHER INFORMATION

     Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer of the Company, has accepted a comparable position with FleetBoston Financial. Mr. Lamb will be Executive Vice President and Chief Financial Officer of FleetBoston Financial. His responsibilities will be transitioned prior to calendar year end. Mr. Lamb held a variety of positions during a 14-year career with FleetBoston Financial, including as its Corporate Controller from 1993 to 2000. In June 2000, he joined our Company in his current position. We have commenced a search for Mr. Lamb's replacement.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits -- Reference is made to the Exhibit Index.

     b) The Company filed three reports on Form 8-K and one report of Form 8-K/A during the period of July 1, 2002 through the date of this report. The Form 8-K that was filed on September 6, 2002 reported the acquisition of KPMG Consulting AG and a related amendment to the Rights Agreement between the Company and EquiServe Trust Company, N.A., as rights agent, dated October 2, 2001. The Form 8-K filed on September 30, 2002 reported that the Company's Chairman and Chief Executive Officer had submitted to the SEC statements under oath in accordance with Commission Order No. 4-460 and provided certifications pursuant to 18 U.S.C. (S) 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Form 8-K filed on October 4, 2002 reported that the Company had changed its name to BearingPoint, Inc. and would be listing on the New York Stock Exchange under the trading symbol "BE." The Form 8-K/A that was filed on October 17, 2002 contained the pro forma financial statements relating to the Company's acquisition of KCA and the historical financial statements of KCA.

                                  Exhibit Index

 3.3 Certificate of Ownership and Merger merging Bones Holding, Inc. into KPMG Consulting, Inc.

 4.1 Amendment No. 1 to the Rights Agreement between BearingPoint, Inc. (formerly KPMG Consulting, Inc.) and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company's Form 8-K filed on September 6, 2002.

10.1 Revolving Credit Facility Agreement, dated August 21, 2002, between BearingPoint, Inc. (formerly KPMG Consulting, Inc.), BearingPoint, LLC (formerly KPMG Consulting, LLC), the guarantors referred to therein, the banks party thereto, JP Morgan Chase Bank, as the administrative agent, and J.P. Morgan Securities, Inc., as the sole arranger and book runner, which is incorporated herein by reference to Exhibit 10.31 from the Company's Form 10-K filed on September 30, 2002.

10.2     Amendment No. 7 to Receivables Purchase Agreement, dated as of
         October 1, 2002, between KCI Funding Corporation, BearingPoint, Inc. (formerly KPMG Consulting, Inc.), Market Street Funding Corporation and PNC Bank, National Association.

10.3 Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among BearingPoint, Inc. (formerly KPMG Consulting, Inc.), the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent

10.4 Notice and Waiver, dated as of September 30, 2002, by and among BearingPoint, Inc. (formerly KPMG Consulting, Inc.), the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent.

10.5 Form of Restricted Stock Agreement with certain officers of BearingPoint, Inc. pursuant to the 2000 Long-Term Incentive Plan.

99.1     Factors Affecting Future Financial Results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BearingPoint, Inc.

DATE:    November 14, 2002       By: /s/ Randolph C. Blazer
                                         ------------------------
                                 Randolph C. Blazer,
                                 Chairman of the Board, Chief Executive Officer,
                                 and President

                                 Principal Financial and Accounting Officer

DATE:    November 14, 2002       By: /s/ Robert C. Lamb, Jr.
                                         -------------------
                                 Robert C. Lamb, Jr.,
                                 Executive Vice President
                                 and Chief Financial Officer

                                 CERTIFICATIONS

I, Randolph C. Blazer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BearingPoint, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                             /s/ RANDOLPH C. BLAZER
                                         ------------------------------------
                                                 Randolph C. Blazer
                                               Chairman of the Board,
                                        Chief Executive Officer and President

I, Robert C. Lamb, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BearingPoint, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                             /s/ ROBERT C. LAMB, JR.
                                         ------------------------------------
                                                Robert C. Lamb, Jr.
                                             Executive Vice President &
                                               Chief Financial Officer