Form 10-Q
period 2002-12-31
BEARINGPOINT INC
filed 2003-02-14
CIK 1113247

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended December 31, 2002.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _________ to __________

                        Commission File Number 000-31451

                               BearingPoint, Inc.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                 22-3680505
(State or other jurisdiction of incorporation or organization)          (IRS EmployerIdentification No.)

           1676 International Drive, McLean, VA                                    22102

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

       YES          X                       NO  ______________________
           --------------------

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       YES          X                       NO  ______________________
           --------------------

The number of shares of common stock of the Registrant outstanding as of January 31, 2003 was 189,545,119.

                               BEARINGPOINT, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I - FINANCIAL STATEMENTS

Item 1:  Financial Statements (unaudited)

Consolidated Condensed Statements of Operations for the Three and Six Months Ended December 31,
2002 and 2001 .....................................................................................   3

Consolidated Condensed Balance Sheets as of December 31, 2002 and June 30, 2002 ...................   4

Consolidated Condensed Statements of Cash Flows for the Six Months Ended December 31, 2002 and
2001 ..............................................................................................   5

Notes to Consolidated Condensed Financial Statements ..............................................   6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
Operations ........................................................................................  15

Item 3:  Quantitative and Qualitative Disclosure about Market Risk ................................  23

Item 4:  Controls and Procedures ..................................................................  23

PART II - OTHER INFORMATION:

Item 1:  Legal Proceedings ........................................................................  24

Item 2:  Changes in Securities and Use of Proceeds ................................................  24

Item 4:  Submission of Matters to a Vote of Security Holders ......................................  24

Item 6:  Exhibits .................................................................................  24

SIGNATURES ........................................................................................  26

CERTIFICATIONS ....................................................................................  27

PART I, ITEM 1. - FINANCIAL STATEMENTS

                               BEARINGPOINT, INC.
                        (formerly KPMG Consulting, Inc.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                                    Three Months Ended                      Six Months Ended
                                                                        December 31,                          December 31,
                                                                 2002                2001               2002               2001
                                                             -------------      -------------      -------------      -------------
Revenue                                                      $     807,911      $     593,218      $   1,555,471      $   1,202,109
Costs of service:
  Professional compensation                                        356,728            247,746            701,575            492,832
  Other direct contract expenses                                   179,035            155,543            342,433            299,736
  Other costs of service                                            73,431             57,000            138,787            112,648
                                                             -------------      -------------      -------------      -------------
    Total                                                          609,194            460,289          1,182,795            905,216
                                                             -------------      -------------      -------------      -------------

Gross margin                                                       198,717            132,929            372,676            296,893

Amortization of purchased intangible assets                          7,085              1,005             12,119              1,005

Selling, general and administrative expenses                       155,491            113,985            292,907            233,171
                                                             -------------      -------------      -------------      -------------

Operating income                                                    36,141             17,939             67,650             62,717

Interest expense                                                     3,464                491              5,170              1,114
Interest income                                                       (711)              (518)            (1,320)            (1,288)
Other (income) expense, net                                            278               (175)                22                572
                                                             -------------      -------------      -------------      -------------

Income before taxes                                                 33,110             18,141             63,778             62,319
Income tax expense                                                  16,721             11,547             32,208             33,410
                                                             -------------      -------------      -------------      -------------
Income before cumulative effect of change
  in accounting principle                                           16,389              6,594             31,570             28,909

Cumulative effect of change in accounting
  principle                                                             --                 --                 --            (79,960)
                                                             -------------      -------------      -------------      -------------

Net income (loss)                                            $      16,389      $       6,594      $      31,570      $     (51,051)
                                                             =============      =============      =============      =============


Earnings (loss) per share - basic and diluted:
  Income before cumulative effect of change in
    accounting principle                                     $        0.09      $        0.04      $        0.17      $        0.18
  Cumulative effect of change in accounting
  principle                                                             --                 --                 --              (0.50)
                                                             -------------      -------------      -------------      -------------
  Net income (loss)                                          $        0.09      $        0.04      $        0.17      $       (0.32)
                                                             =============      =============      =============      =============
  Weighted average shares - basic                              189,534,511        156,772,191        180,806,072        157,551,858
                                                             =============      =============      =============      =============
  Weighted average shares - diluted                            189,620,419        157,472,735        180,898,230        158,389,471
                                                             =============      =============      =============      =============


                               BEARINGPOINT, INC.
                        (formerly KPMG Consulting, Inc.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                  December 31,      June 30,
                                                                      2002           2002
                                                                  -----------    -----------
                                                                  (unaudited)
                                 ASSETS
Current Assets:
  Cash and cash equivalents                                       $    49,307    $   203,597
  Accounts receivable, net                                            373,500        246,792
  Unbilled revenues, net                                              206,501        128,883
  Prepaid and other current assets                                     87,342         67,941
                                                                  -----------    -----------

    Total current assets                                              716,650        647,213

Property and equipment, net                                           103,090         60,487
Goodwill and other intangible assets, net                           1,061,458        163,315
Other assets                                                           14,818         24,116
                                                                  -----------    -----------

    Total assets                                                  $ 1,896,016    $   895,131
                                                                  ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                                $    39,074    $     1,846
  Accounts payable                                                    105,274         62,810
  Accrued payroll and related liabilities                             222,514        130,554
  Other current liabilities                                           158,888         88,085
                                                                  -----------    -----------

    Total current liabilities                                         525,750        283,295

Noncurrent portion of notes payable                                   253,300             --
Other liabilities                                                      49,616          9,966
                                                                  -----------    -----------

    Total liabilities                                                 828,666        293,261

Stockholders' Equity :
  Preferred Stock, $.01 par value 10,000,000 shares authorized             --             --
  Common Stock, $.01 par value 1,000,000,000 shares authorized,
    193,357,369 shares issued on December 31, 2002 and
    161,478,409 shares issued on June 30, 2002                          1,924          1,605
  Additional paid-in capital                                        1,074,356        689,210
  Accumulated deficit                                                  (9,851)       (41,421)
  Notes receivable from stockholders                                  (10,442)       (10,151)
  Accumulated other comprehensive gain (loss)                          47,090         (1,646)
  Common stock held in treasury, at cost                              (35,727)       (35,727)
                                                                  -----------    -----------

    Total stockholders' equity                                      1,067,350        601,870
                                                                  -----------    -----------

    Total liabilities and stockholders' equity                    $ 1,896,016    $   895,131
                                                                  ===========    ===========

                               BEARINGPOINT, INC.
                        (formerly KPMG Consulting, Inc.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                             2002                  2001
                                                                          ---------              ---------
Cash flows from operating activities:
 Net income (loss)                                                        $  31,570              $ (51,051)
 Adjustments to reconcile to net cash provided by (used in)
  operating activities:
  Cumulative effect of change in accounting principle                            --                 79,960
  Deferred income taxes and other                                            (5,662)                (2,507)
  Stock awards                                                                8,303                     --
  Depreciation and amortization                                              39,986                 23,015
 Changes in assets and liabilities:
  Accounts receivable                                                        (5,801)                83,486
  Unbilled revenues                                                         (44,339)                36,127
  Prepaid expenses and other current assets                                  (4,876)                (7,677)
  Other assets                                                                3,035                 12,971
  Accrued payroll and related liabilities                                    (3,714)               (38,316)
  Accounts payable and other current liabilities                              2,661                  6,305
  Other liabilities                                                           8,211                     --
                                                                          ---------              ---------
   Net cash provided by operating activities                                 29,374                142,313
                                                                          ---------              ---------
Cash flows from investing activities:
  Purchases of property and equipment                                       (42,789)               (12,497)
  Businesses acquired, net of cash acquired                                (416,413)               (33,179)
  Purchases of other intangible assets                                      (19,962)               (14,641)
  Purchases of equity investments                                                --                 (2,234)
                                                                          ---------              ---------
   Net cash used in investing activities                                   (479,164)               (62,551)
                                                                          ---------              ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                     12,468                 12,737
  Repurchases of common stock                                                    --                (27,473)
  Proceeds from notes payable                                               946,014                     --
  Repayment of notes payable                                               (663,888)                (5,947)
  Repurchase of minority interest in subsidiary                                  --                 (2,092)
  Notes receivable from stockholders                                             --                 (1,893)
                                                                          ---------              ---------
   Net cash provided by (used in) financing activities                      294,594                (24,668)
                                                                          ---------              ---------
Effect of exchange rate changes on cash and cash equivalents                    906                     --
                                                                          ---------              ---------
Net increase (decrease) in cash and cash equivalents                       (154,290)                55,094
Cash and cash equivalents - beginning of period                             203,597                 45,914
                                                                          ---------              ---------
Cash and cash equivalents - end of period                                 $  49,307              $ 101,008
                                                                          =========              =========

Supplementary cash flow information:
  Interest paid                                                           $   5,648              $     737
  Taxes paid                                                              $  31,850              $  29,295

Supplemental non-cash investing and financing activities:
  Issuance of common stock for business acquisition                       $ 364,437
  Acquisition obligations from business acquisition                       $   5,543

                               BEARINGPOINT, INC.
                        (formerly KPMG Consulting, Inc.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)
                                   (unaudited)

Note 1.    Basis of Presentation

     On October 2, 2002, KPMG Consulting, Inc. changed its name to BearingPoint, Inc. (referred to below as "we", "BearingPoint", the "Company"). Our brand name underscores our global commitment to set a clear direction for our clients. In conjunction with our branding initiative, BearingPoint moved to the New York Stock Exchange and began trading on October 3, 2002, under the new ticker symbol "BE." BearingPoint is a global provider of management consulting and business systems integration services.

     The accompanying unaudited interim consolidated condensed financial statements of BearingPoint, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002, included in the Company's Annual Report on Form 10-K filed with the SEC. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2.   Segment Reporting

     Effective in the first quarter of fiscal year 2003, upon completion of a series of international acquisitions and other transactions, the Company has six reportable segments in addition to the Corporate/Other category. Performance of the segments is evaluated based on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Prior year segment data has been reclassified to reflect the addition of an international segment.

                                                  Three Months Ended
                                                      December 31,
                                              2002                     2001
                                    -----------------------   ----------------------
                                                  Operating               Operating
                                      Revenue       Income     Revenue      Income
                                    -----------------------   ----------------------
     Public Services                $  261,133    $  71,862   $  236,621   $  76,365
     Communications & Content           90,846       27,837      132,201      31,473
     Financial Services                 54,791       11,766       53,734       4,016
     Consumer & Industrial Markets      93,340       19,797       73,973      13,568
     High Technology                    37,817        6,713       50,122       7,269
     International                     271,203       59,675       46,514      (2,284)
     Corporate/Other (1)                (1,219)    (161,509)          53    (112,468)
                                    ----------    ---------   ----------   ---------

     Total                          $  807,911    $  36,141   $  593,218   $  17,939
                                    ==========    =========   ==========   =========

                                                   Six Months Ended
                                                      December 31,
                                              2002                     2001
                                   ------------------------   ----------------------
                                                  Operating                Operating
                                     Revenue        Income     Revenue       Income
                                    -----------------------   ----------------------
     Public Services                $  528,258    $ 149,817   $  455,341   $ 147,025
     Communications & Content          187,041       53,338      265,548      72,762
     Financial Services                116,803       26,450      121,439      12,152
     Consumer & Industrial Markets     196,051       41,283      158,328      35,736
     High Technology                    74,842       15,290      112,710      19,765
     International                     451,924       85,487       88,571         350
     Corporate/Other (1)                   552     (304,015)         172    (225,073)
                                    ----------    ---------   ----------   ---------

     Total                          $1,555,471    $  67,650   $1,202,109   $  62,717
                                    ==========    =========   ==========   =========

     (1) Corporate/Other operating loss is principally due to infrastructure and shared services costs. Certain costs approximating $11 million for the three months ended December 31, 2002 were inadvertently included in Corporate/Other in the Performance Report presented by the Company in connection with its earnings release on January 30, 2003. These costs have been appropriately allocated to the segments above to properly compare the three months ended December 31, 2002 and the three months ended December 31, 2001. This allocation of costs has no impact on total operating income for the three months ended December 31, 2002. The Performance Report, which can be viewed in the Investor Relations section of the Company's website at http://www.bearingpoint.com, has been revised to reflect the appropriate cost allocations. In addition, in the Company's Form 8-K that reported its January 30, 2003 earnings release, it was stated that the operating income of the Public Services segment declined versus the previous quarter by $1.3 million to $76.7 million. As reflected in the above table, after the appropriate cost allocations, the operating income of the Public Services segment declined versus the previous quarter by $6.1 million to $71.9 million.

     The Company's total consolidated assets as of December 31, 2002 were $1,896,016, compared to $895,131 as of the year ended June 30, 2002. This change in total assets of $1,000,885 is primarily due to an increase in goodwill of $863,071 resulting from the acquisition of KPMG Consulting AG and acquisitions and other transactions involving various global Andersen Business Consulting practices. For changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2002, see Note 11, "Goodwill and Other Intangible Assets."

Note 3.   Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

                                                             Three Months Ended     Six Months Ended
                                                                 December 31,          December 31,
                                                               2002       2001       2002       2001
                                                             -----------------------------------------
     Income before cumulative effect of change
         in accounting principle                             $ 16,389   $  6,594   $ 31,570   $ 28,909
     Cumulative effect of change in accounting principle           --         --         --    (79,960)
                                                             --------   --------   --------   --------
     Net income (loss)                                         16,389      6,594     31,570    (51,051)
     Foreign currency translation adjustment, net of tax (a)   49,214        129     47,963        769
     Unrealized gain on derivative instruments                  1,661         --        773         --
                                                             --------   --------   --------   --------
     Comprehensive income (loss)                             $ 67,264   $  6,723   $ 80,306   $(50,282)
                                                             ========   ========   ========   ========

     (a) Movement in the foreign currency translation adjustment for the three and six months ended December 31, 2002 is primarily due to acquisitions in Europe during the first quarter of fiscal 2003 combined with the strengthening of the Euro against the U.S. dollar

Note 4.   Earnings Per Share of Common Stock

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended              Six Months Ended
                                                                December 31,                   December 31,
                                                            2002            2001           2002            2001
                                                        ----------------------------   ----------------------------
     Net income before cumulative effect of
        change in accounting principle - basic          $     16,389    $      6,594   $     31,570    $     28,909
     Convertible debt adjustment                                  --              --             --             114
                                                        ------------    ------------   ------------    ------------
     Adjusted income before cumulative effect
        of change in accounting principle - diluted           16,389           6,594         31,570          29,023
     Cumulative effect of change in
        accounting principle                                      --              --             --         (79,960)
                                                        ------------    ------------   ------------    ------------
     Adjusted income (loss) - diluted                   $     16,389    $      6,594   $     31,570    $    (50,937)
                                                        ============    ============   ============    ============

     Weighted average shares outstanding - basic         189,534,511     156,772,191    180,806,072     157,551,858
        Employee stock options                                85,908         700,544         92,158         403,585
        Convertible debt                                          --              --             --         434,028
                                                        ------------    ------------   ------------    ------------
     Weighted average shares outstanding - diluted       189,620,419     157,472,735    180,898,230     158,389,471
                                                        ============    ============   ============    ============
     Earnings (loss) per share - basic and diluted      $       0.09    $       0.04   $       0.17    $      (0.32)
                                                        ============    ============   ============    ============

     Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 47,655,359 and 25,497,341 for the three months ended December 31, 2002 and 2001, respectively, and 41,140,522 and 26,360,165 for the six months ended December 31, 2002 and 2001, respectively.

Note 5.   Change in Estimate

     During the current quarter, the Company had a change in estimate, which decreased the expected remaining useful life of certain systems applications used as part of its infrastructure operations. This change in estimate is a result of the Company's continued build-out of certain infrastructure functions scheduled to be completed in the last quarter of calendar year 2003, which upon completion will replace these applications. For the three and six months ended December 31, 2002, this change in estimate resulted in a charge to net income of $1,183 (net of tax) or $0.01 per share.

Note 6.   Business Combinations

     During fiscal 2003, the Company continued to expand its operations through the acquisition of KPMG Consulting AG ("KCA"), the German member firm of KPMG International, and acquisitions and other transactions with various global Andersen Business Consulting practices.

   KPMG Consulting AG

     Effective August 1, 2002, as part of a significant expansion in our international presence, the Company acquired 100% of the outstanding shares of KCA pursuant to a share purchase agreement, for approximately $651,420. The purchase of KCA was paid for through the issuance of 30,471,309 shares of common stock to the sellers at $11.96 per share, $273,583 in cash to the sellers, and approximately $13,400 in acquisition related transaction costs incurred to date. KCA's operations consist primarily of consulting practices in Germany, Switzerland and Austria. The preliminary allocation of the purchase price to assets acquired and liabilities assumed was as follows:

                                                                   Preliminary
                                                                  Allocation of
                                                                 Purchase Price
                                                                 --------------

     Current assets                                               $    138,479
     Goodwill                                                          655,318
     Purchased intangibles                                              22,488
     Acquired software                                                   8,018
     Other long-lived assets                                            15,755
                                                                  ------------
         Total assets                                             $    840,058

     Current liabilities                                              (133,886)
     Long-term liabilities                                             (54,752)
                                                                  ------------
          Net assets                                              $    651,420
                                                                  ============


     Purchased intangibles acquired include backlog of $21,084 and trade name of $1,404. Goodwill is expected to be non-deductible for foreign income tax purposes. However, the goodwill is expected to have U.S. income tax basis that may have beneficial impact on future tax credits upon possible repatriation of earnings.

   Pro Forma Results

     Effective August 1, 2002, the results of KCA's operations have been included in the consolidated financial results of the Company. The following unaudited pro forma financial information presents the combined results of operations of the Company and KCA as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information has been prepared using information derived from the Company's and KCA's historical consolidated financial statements. The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the Company's future results of operations or financial position or what the Company's results of operations or financial position would have been had the Company completed the acquisition of KCA at an earlier date. The pro forma adjustments are based on available information and upon assumptions that the Company believes are reasonable.

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                                2002            2001
                                                                            -----------------------------
     Revenue                                                                $   1,596,325   $   1,471,246
     Income before cumulative effect of change in accounting principle             29,691          37,172
     Cumulative effect of change in accounting principle                               --         (79,960)
     Net income (loss)                                                      $      29,691   $     (42,788)


     Earnings (loss) per share - basic and diluted:
        Income before cumulative effect of change in accounting principle   $        0.16   $        0.20
        Cumulative effect of change in accounting principle                            --           (0.43)
                                                                            -------------   -------------
        Net income (loss)                                                   $        0.16   $       (0.23)
                                                                            =============   =============

        Weighted average shares - basic                                       189,251,924     188,023,167
                                                                            =============   =============
        Weighted average shares - diluted                                     189,344,082     188,860,780
                                                                            =============   =============

     The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the six months ended December 31, 2002 and 2001: amortization expense on purchased intangible assets consisting of backlog and tradename in the amount of $999 (net of tax) and $5,991 (net of tax), respectively; interest expense associated with the debt financing of the Company's acquisition of KCA of $377 (net of tax) and $2,561 (net of tax), respectively; and an increase in the number of weighted average common shares outstanding of 8,445,852 and 30,471,309, respectively, as a result of including shares issued as consideration for the equity portion of the purchase price. The unaudited pro forma financial information for the six months ended December 31, 2001, includes a non-recurring charge of $20,229 ($12,783 net of tax), predominately related to a reduction in workforce. For the pro forma effects of this acquisition on the Company's results of operations for the year ended June 30, 2002, and the Company's financial position at June 30, 2002, refer to the Company's Form 8-K/A filed with the SEC on October 17, 2002.

   Andersen Business Consulting

     On July 1, 2002, the Company finalized its previously announced agreement to hire certain partners and staff formerly associated with Andersen Business Consulting in the United States for $65,152, including acquisition related transaction costs of $4,802. The transaction added approximately 1,490 professionals to the Company's U.S. billable workforce. The preliminary allocation of the transaction price resulted in the allocation of $65,152 to goodwill.

     On August 1, 2002, the Company acquired 100% of the shares outstanding of the business consulting unit of Arthur Andersen y Cia in Spain for approximately $27,070, of which approximately $5,500 has been recorded as an acquisition obligation to be paid upon completion of certain post-closing requirements. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $28,694 to goodwill.

     On August 1, 2002, the Company acquired certain assets and liabilities of the Andersen Business Consulting unit in Japan for approximately $19,700. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in $14,612 of goodwill and $632 of purchased intangibles.

     Effective September 1, 2002, the Company acquired certain assets and liabilities of the Andersen Business Consulting unit in France for approximately $15,650. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $29,051 to goodwill and $1,951 to purchased intangibles.

     Additionally, during the first quarter of fiscal 2003, the Company completed the acquisition of all or portions of Andersen Business Consulting units or related assets in Switzerland, Norway, Finland, Sweden, Singapore, South Korea, and Peru, the hire of certain employees formerly associated with the Andersen Business Consulting unit in Brazil, the acquisition of the Business Consulting practice of Ernst & Young in Brazil, and the acquisition of the assets of the consulting unit of the KPMG International member firm in Finland for a total of approximately $17,350. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $20,255 to goodwill and $1,335 of purchased intangibles.

     The pro forma effects on operations of the Andersen Business Consulting transactions were not material.

     Restructuring Charges

     In December 2002, the Company announced a restructuring of the former KCA business, under which the Company plans to reduce its workforce by approximately 700 employees, in order to balance workforce capacity with market demand for services. The action impacts approximately four percent of the Company's global workforce and is limited to its German, Austrian and Swiss consulting operations. This reduction-in-force and its associated expenses have been accounted for as part of the acquisition of KCA in the amount of $16,370, none of which was disbursed as of December 31, 2002. The plans for this restructuring, including finalizing the costs of the action with the appropriate regulatory bodies, are expected to be finalized in the quarter ended March 31, 2003, and fully implemented by the end of the fiscal year.

     In connection with the acquisition of certain European Andersen Business Consulting practices, the Company is in the process of finalizing plans of restructuring to balance resources with market demand for services, including finalizing the cost of the actions with appropriate regulatory bodies. The Company also plans to exit redundant office facilities and consolidate staff in selected facilities. The Company's preliminary estimate of these acquisition liabilities is approximately $4,000, none of which was disbursed through December 31, 2002. The plans are expected to be finalized and fully implemented by the end of the fiscal year, subject to regulatory approvals.

     For all of the acquisitions noted above, the Company is in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." Any adjustment to the allocation of the purchase price for these acquisitions upon finalization of our valuation of these assets acquired and liabilities assumed is not expected to have a significant effect on our balance sheet.

Note 7. Notes Payable

     On August 21, 2002, the Company entered into a $220,000 revolving credit facility for the purpose of funding a portion of the acquisition cost of KCA. On August 22, 2002, in connection with the closing of the KCA acquisition, the Company borrowed $220,000 under the new facility. This credit facility was scheduled to mature on December 15, 2002 and was retired on November 26, 2002 (see Senior Notes described below).

     On November 26, 2002, the Company completed a private placement of $220,000 in aggregate principal of Senior Notes. The offering consisted of $29,000 of 5.95% Series A Senior Notes due November 2005, $46,000 of 6.43% Series B Senior Notes due November 2006 and $145,000 of 6.71% Series C Senior Notes due November 2007. The Senior Notes restrict the Company's ability to incur additional indebtedness and requires the Company to maintain certain levels of fixed charge coverage and net worth, while limiting its leverage ratio to certain levels. The proceeds from the sale of these Senior Notes were used to repay the $220,000 short-term revolving credit facility described above.

     On August 30, 2002, a subsidiary of the Company expanded its yen-denominated line of credit facility to an aggregate principal balance not to exceed 2 billion Yen (approximately $16,650). Borrowings under the facility accrue interest of TIBOR plus 0.90% and are used to finance working capital for the Company's Japanese operations. There are no covenants under the facility, and it matures on August 30, 2003. At December 31, 2002, there were borrowings outstanding on this line of $3,367, which accrue interest at 0.95%.

Note 8. Derivative Instruments and Hedging Agreements

     The Company has borrowings outstanding under bank credit facilities, which carry variable interest rates (see Note 7). These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

     During the second quarter of fiscal 2003, the Company replaced its $220,000 short-term revolving credit facility used to fund recent acquisitions with fixed rate debt. In anticipation of this refinancing, the Company entered into treasury rate locks on $125,000 of five year debt. The treasury locks are derivative instruments as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and have been designated as highly effective cash flow hedges. On November 6, 2002 the treasury locks were settled resulting in a gain of $787, which will be reclassified into interest expense over the term of the debt. The gain on the treasury locks convert fixed rate cash flows from 6.71% to approximately 6.56% on $125,000 of the new debt.

     The accumulated gain related to the treasury locks included in other comprehensive income as of December 31, 2002 was approximately $773 of which approximately $157 will be reclassified into interest expense over the next twelve months.

Note 9. Transactions with KPMG LLP

     In connection with winding down and terminating services provided to us by KPMG LLP under the transition services agreement, we are potentially liable for the payment of termination costs, as defined in the agreement, incurred by KPMG LLP, including transitioning personnel and contracts from KPMG LLP to our Company. The Company has given notice to KPMG LLP of its intent to terminate certain services during fiscal 2003, for which the amount of termination costs have yet to be determined by KPMG LLP or agreed upon by the parties. Accordingly, the amount of termination costs that the Company will pay to KPMG LLP in the future cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company's consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

     Effective October 1, 2002, the Company and KPMG LLP entered into an Outsourcing Services Agreement under which KPMG LLP provides certain services relating to office space that were previously provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP has agreed that for all services terminated as of December 31, 2002 under the transition services agreement the Company will not be charged any termination costs in addition to the $1,000 paid in fiscal 2002, and that there will be no termination costs with respect to the office-related services at the end of the three year term of the Outsourcing Services Agreement.

     During July 2002, the Company purchased $30,754 of leasehold improvements from KPMG LLP at their net book value. These assets had been used by the Company under the transition services agreement (for which usage charges had been included in the monthly costs under the agreement) and will continue to be used in our business. Based on information currently available, the Company anticipates paying KPMG LLP an additional $40,000 to $60,000 for the sale and transfer of additional capital assets currently used by the Company through the transition services agreement.

Note 10. Capital Stock and Option Awards

     On September 3, 2002, in accordance with the February 1, 2002 tender offer relating to stock options with an exercise price of $55.50, the Company issued 4,397,775 replacement options at an exercise price of $11.01, which was 110% of the closing market price on that date.

     In connection with the various Andersen Business Consulting transactions, the Company committed to issuing approximately 4,000,000 shares of common stock to former partners of those practices as a retentive measure and for no monetary consideration from such persons. The shares will be issued in equal one-third increments over a three-year period on the anniversary date of the respective transactions so long as the recipient remains employed by the Company. Compensation expense will be recorded ratably over the three-year period beginning in July 2002. Compensation expense for the three and six months ended December 31, 2002 was $4,060 and $7,440, respectively.

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

     Goodwill and other identifiable intangible assets consisted of the following at December 31, 2002 and June 30, 2002:

                                                December 31,     June 30,
                                                    2002           2002
                                                ------------    ----------
     Internal-use software                      $   103,775     $  77,033
     Purchased intangibles                           41,075        13,225
     Marketed software                               20,979        16,915
     Other                                            2,628         2,612
     Total accumulated amortization                 (57,733)      (34,133)
                                                -----------     ---------

         Other intangible assets, net               110,724        75,652

     Goodwill                                       950,734        87,663

                                                -----------     ---------
         Total                                  $ 1,061,458     $ 163,315
                                                ===========     =========


     Identifiable intangible assets include purchased or internally developed software and finite-lived purchased intangible assets, which primarily consist of market rights, backlog and software license rights. Identifiable intangible assets are amortized principally by the straight-line method over their expected period of benefit, which ranges from one to five years.

    The changes in the carrying amount of goodwill for the six months ended December 31, 2002 are as follows:

                                         Balance                                       Balance
                                         June 30,                                   December 31,
                                           2002         Additions      Other (a)        2002
                                        ----------     -----------   ------------   ------------
    Public Services                     $ 11,935        $ 12,379       $      -        $ 24,314
    Communications & Content               8,242          16,288              -          24,530
    Financial Services                     2,886           6,515              -           9,401
    Consumer & Industrial Markets          8,270          24,758              -          33,028
    High Technology                        1,926           5,212              -           7,138
    International                         50,608         748,616         49,303         848,527
    Corporate/Other                        3,796               -              -           3,796
                                        --------        --------       --------        --------
       Total                            $ 87,663        $813,768       $ 49,303        $950,734
                                        ========        ========       ========        ========

    (a) Other changes in goodwill consist primarily of foreign currency translation adjustments.

Note 12. Subsequent Events

    On January 15, 2003, the Company announced a worldwide reduction in workforce by approximately 450 to 550 employees, primarily in the North American and Asia Pacific regions. The action impacts approximately 3% of the Company's total workforce, and is designed to balance capacity with market demand for services. A pre-tax charge expected to be in the range of $17,000 to $23,000 will be recorded in the third quarter for severance and termination benefits.

    On January 31, 2003, a subsidiary of the Company entered into a new 2 billion yen-denominated term loan (approximately $16,650). This term loan is in addition to the 2 billion yen-denominated line of credit described above (see note 7). Borrowings under the term loan accrue interest at six month TIBOR plus 1.4%. Scheduled principal payments are every six months beginning July 31, 2003 through July 31, 2005 in the amount of 334 million yen and a final payment of 330 million yen on January 31, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by the Company.

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

     Accounting policies that management believes are most critical to the Company's financial condition and operating results pertain to revenue recognition and valuation of unbilled revenues (including estimates of costs to complete engagements); collectibility of accounts receivable; valuation of goodwill; and estimates pertaining to discretionary compensation costs and global effective income tax rates. In deriving accounting estimates, management considers available information and exercises reasonable judgment. However, actual results could differ from these estimates.

Company Overview

     We are one of the world's largest business consulting, systems integration and managed services firms serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. We provide business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Our service offerings are designed to help our clients generate revenue, reduce costs and access the information necessary to operate their business on a timely basis.

     On October 2, 2002, we rebranded the Company from KPMG Consulting, Inc. to BearingPoint, Inc., underscoring our global commitment to set a clear direction for the information systems design and implementation needs of our clients. In conjunction with our branding initiative, we gained access to markets throughout the world to better serve our clients. In addition, BearingPoint moved to the New York Stock Exchange and began trading on October 3, 2002 under the ticker symbol "BE."

     BearingPoint delivers its consulting and systems integration services through five industry groups in which we possess significant industry-specific knowledge. These groups are Public Services, Communications & Content, Financial Services, Consumer and Industrial Markets and High Technology. In addition, as a result of our significant international acquisitions, we have established a new International Segment. Our focus on specific industries provides us with the ability to tailor our service offerings to reflect an understanding of the marketplaces in which our clients operate, enabling our clients to achieve their business objectives more quickly and efficiently.

     We have existing multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, Middle East and Africa (EMEA). We utilize this multinational network to provide consistent services to our clients throughout the world. During the first quarter of fiscal 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG ("KCA"), which included approximately 3,000 employees in Germany, Switzerland and Austria. We furthered our global strategy enabling us to better serve our multinational clients by acquiring all or portions of selected Andersen Business Consulting practices or their assets in Australia, China/Hong Kong, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden and Switzerland, and the KPMG international member firm in Finland, as well as hiring professionals from Andersen Business Consulting in the United States and Brazil. In addition, we strengthened our Latin American business with the acquisition of Ernst & Young's Brazilian consulting practice.

INDUSTRY REVENUE

     We provide services through six reportable segments. The following table provides unaudited financial information for each of those segments.

                                                    Three Months Ended           Six Months Ended
                                                       December 31,                 December 31,
                                                    2002          2001           2002          2001
                                                 ----------    ----------     ----------     ----------
     Revenue:
     Public Services                             $  261,133    $  236,621     $  528,258     $  455,341
     Communications & Content                        90,846       132,201        187,041        265,548
     Financial Services                              54,791        53,734        116,803        121,439
     Consumer & Industrial Markets                   93,340        73,973        196,051        158,328
     High Technology                                 37,817        50,122         74,842        112,710
     International                                  271,203        46,514        451,924         88,571
     Corporate/Other                                 (1,219)           53            552            172
                                                 ----------    ----------     ----------     ----------
     Total                                       $  807,911    $  593,218     $1,555,471     $1,202,109
                                                 ==========    ==========     ==========     ==========
     Revenue as a percentage of total:
     Public Services                                     32%           40%            34%            38%
     Communications & Content                            11%           22%            12%            22%
     Financial Services                                   7%            9%             7%            10%
     Consumer & Industrial Markets                       11%           13%            13%            13%
     High Technology                                      5%            8%             5%            10%
     International                                       34%            8%            29%             7%
     Corporate/Other                                    n/m           n/m            n/m            n/m
                                                 ----------    ----------     ----------     ----------
     Total                                              100%          100%           100%           100%
                                                 ==========    ==========     ==========     ==========

----------------------------
n/m = not meaningful

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

     The Company realized net income for the three months ended December 31, 2002 of $16.4 million, or $0.09 per share, compared to net income of $6.6 million, or $0.04 per share for the three months ended December 31, 2001. Included in operating results for the quarter ended December 31, 2001, was a $20.2 million charge ($12.8 million net of tax) predominantly related to a reduction in workforce. Excluding the effects of this charge, operating net income for the three months ended December 31, 2001 was $19.4 million. The results for the three months ended December 31, 2002 reflect the positive impact from revenue growth and ongoing cost control initiatives, more than offset by additional expenses associated with the acquisitions and other transactions and rebranding expenses of $15.0 million ($8.9 million net of tax).

     The Company realized net income for the six months ended December 31, 2002 of $31.6 million, or $0.17 per share, compared to a net loss of $51.1 million, or $0.32 per share including a transitional impairment charge relating to the cumulative effect of a change in accounting principle of $80.0 million (net of tax) or $0.50 per share, for the six months ended December 31, 2001. Also, included in the results for the six months ended December 31, 2001 was the $20.2 million charge ($12.8 million net of tax) mentioned above. Excluding this charge, net income before cumulative effect of change in accounting principle for the six months ended December 31, 2001, was $41.7 million compared to $31.6 million for the same period in the current year. This decrease is the result of additional expenses associated with the acquisitions and other transactions and rebranding expenses of $21.8 million ($12.9 million net of tax) partially offset by revenue growth from acquisitions and other transactions and ongoing cost control initiatives.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Revenue. Revenue increased $214.7 million, or 36.2%, from $593.2 million in the three months ended December 31, 2001, to $807.9 million in the three months ended December 31, 2002. The overall increase in revenue is primarily attributable to international acquisitions and other transactions and the hire of Andersen Business Consulting personnel in the United States, offset partially by declines due to lower utilization on billable headcount for the quarter ended December 31, 2002 compared to the same quarter in the previous year. Public Services, the Company's largest business unit, generated strong revenue growth of $24.5 million, up 10.4%, while the Consumer & Industrial Markets business unit experienced revenue growth of $19.4 million, or 26.2%, as this business unit received the greatest revenue and resource impact from personnel hired from Andersen Business Consulting in the United States. Growth in Public Services and Consumer and Industrial Markets was offset by declines in Communications & Content (31.3%) and High Technology (24.6%) business units, whose industries have been impacted by the uncertain economic environment.

     Our acquisitions and other transactions significantly expanded our international presence and diversified our revenue base. As a result, International revenue increased $224.7 million from $46.5 million, or 7.8%, of consolidated gross revenue for the three months ended December 31, 2001, to $271.2 million, or 33.5%, of consolidated gross revenue for the three months ended December 31, 2002.

     The Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter with the most significant impact being in the Communications & Content business segment. However, this is expected to be more than offset by the addition of revenue from recent acquisitions and other transactions.

Gross Margin. Gross margin as a percentage of gross revenue increased to 24.6% from 22.4% for the three months ended December 31, 2002 and 2001, respectively. The increase in gross margin percentage was primarily due to the Company's continued efforts to limit the use of subcontractors and travel expenses, as well as ongoing cost control initiatives. In dollar terms, gross margin increased by $65.8 million, or 49.5%, from $132.9 million for the three months ended December 31, 2001, to $198.7 million for the three months ended December 31, 2002. The increase in gross margin was due to an increase in revenue of $214.7 million described above, partially offset by:

..    A net increase in professional compensation of $126.7 million, or 55.1%, excluding the $17.7 million charge recorded during the three months ended December 31, 2001 related to a reduction in workforce. This increase was predominantly due to the addition of approximately 7,000 billable employees through acquisitions and other transactions (including a $4.1 million noncash charge relating to common stock awards made to our managing directors from Andersen Business Consulting), partially offset by the Company's workforce actions that have occurred over the last 12 months in response to a challenging economy. Overall the Company's average billable headcount has increased 72.3% from approximately 8,300 in the second quarter of fiscal 2002 to 14,300 in the current quarter.

          The Company announced on January 15, 2003 that it plans to reduce its current workforce by approximately 450 to 550 employees, or approximately 3% of its total workforce, in order to balance capacity with demand for services. As previously announced, the Company anticipates that the charge relating to this action, which will be recorded in the third quarter of this fiscal year, will be in the range of $17 million to $23 million. This charge will be partially offset by savings in professional compensation expense due to the related reduction in staff. Separately, the Company announced on December 10, 2002, a reduction in workforce of approximately 700 personnel in the former KCA practices. The expenses associated with this reduction were previously accounted for as part of the acquisition of KCA, and as a result, the Company does not expect to take a charge to earnings.

..    A net increase in other direct contract expenses of $23.5 million, or
     15.1%, to $179.0 million, representing 22.2% of revenue, compared to $155.5 million, or 26.2% of revenue in the prior year's quarter. The $23.5 million increase is attributable to higher revenue levels while the improvement as a percentage of revenue is due to the Company's continued efforts to limit the use of subcontractors and travel expenses.

..    A net increase in other costs of service of $16.4 million, or 28.8%, to
     $73.4 million from $57.0 million, was primarily due to acquisitions and other transactions, partially offset by lower levels of bad debt expense and tighter controls on discretionary expenses.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets increased $6.1 million to $7.1 million for the three months ended December 31, 2002 from $1.0 million for the three months ended December 31, 2001. This increase in amortization expense primarily relates to $25.0 million of backlog acquired as part of our recent acquisitions and is being amortized over 12 months.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $155.5 million for the three months ended December 31, 2002. This reflects an increase of $41.5 million, or 36.4%, from $114.0 million for the three month period ended December 31, 2001. This increase is principally due to $15.0 million of re-branding costs and the impact of the various acquisitions and other transactions, partially offset by reduced discretionary spending and current cost control initiatives.

Interest (Income) Expense, Net. Interest (income) expense, net, increased $2.8 million to $2.8 million of net interest expense for the three months ended December 31, 2002. This increase in net interest expense is due to an increase in borrowings outstanding of $283.0 million from $9.4 million at December 31, 2001 to $292.4 million at December 31, 2002. The increase in borrowings is primarily due to the Company's short-term revolving credit facility of $220.0 million, which was retired in November 2002; the Company's private placement of $220.0 million in senior notes during November 2002; $35.0 million of borrowings under the receivables purchase facility and $33.3 million in borrowings under a revolving line of credit. The Company has used the borrowings primarily to finance a portion of the cost of its international acquisitions and other transactions.

Income Tax Expense. For the three month period ended December 31, 2002, the Company earned income before taxes of $33.1 million and provided income taxes of $16.7 million resulting in an effective tax rate for the quarter of 50.5%. For the three months ended December 31, 2001, the Company earned income before taxes of $18.1 million and provided income taxes of $11.5 million resulting in an effective tax rate for the quarter of 63.7%. The tax rates have been impacted by the non-deductibility of losses associated with certain international operations.

Net Income (Loss). For the three months ended December 31, 2002, the Company realized net income of $16.4 million, or $0.09 per share. For the three months ended December 31, 2001, the Company realized net income of $6.6 million, or $0.04 per share. This increase is largely the result of increased revenue due to recent acquisitions and other transactions, reduced discretionary spending and cost control initiatives partially offset by higher professional compensation expense due to increased headcount, rebranding costs and an increase in amortization expense related to purchased intangibles. The per share amounts of the net income (loss) were further affected by the issuance of approximately 30.5 million shares in August 2002 in conjunction with the acquisition of KCA.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31,
2001

Revenue. Revenue increased $353.4 million, or 29.4%, from $1,202.1 million in the six months ended December 31, 2001, to $1,555.5 million in the six months ended December 31, 2002. The overall increase in revenue is primarily attributable to international acquisitions and other transactions and the hire of Andersen Business Consulting personnel in the United States, partially offset by lower utilization rates associated with a portion of the added personnel. Public Services remained strong, generating revenue growth of $72.9 million, up 16.0%, while the Consumer and Industrial Markets business unit experienced growth of $37.7 million, or 23.8%. Growth in Public Services and Consumer & Industrial Markets was offset by revenue declines in Communications & Content ($78.5 million, or 29.6%) and High Technology ($37.9 million, or 33.6%) business units, whose industries have been impacted by the uncertain economic environment. International revenue increased $363.4 million from $88.6 million or 7.4% of consolidated gross revenue in the six months ended December 31, 2001 to $451.9 million or 29.1% of consolidated gross revenue for the six months ended December 31, 2002. This increase is principally attributable to recent international acquisitions and other transactions, which have significantly expanded our international presence and diversified our revenue base.

Gross Margin. Gross margin as a percentage of revenue decreased to 24.0% from 24.7% for the six months ended December 31, 2002 and 2001, respectively. This decrease is primarily due to the lower utilization rates for the former personnel of Andersen Business Consulting in the United States, immediately following their hire on July 1, 2002, offset by the Company's continued efforts to limit the use of subcontractors and travel expenses, as well as other ongoing cost control initiatives. In dollar terms, gross margin increased by $75.8 million, or 25.5%, from $296.9 million for the six months ended December 31, 2001, to $372.7 million for the six months ended December 31, 2002. The increase in gross margin was due to an increase in revenue of $353.4 million, partially offset by:

   . A net increase in professional compensation of $226.4 million, or 47.7%, excluding a $17.7 million charge recorded during the six months ended December 31, 2001 related to a reduction in workforce. This increase is predominantly related to the addition of approximately 7,000 billable employees as a result of acquisitions and other transactions occurring during the first quarter of fiscal 2003, coupled with $7.5 million relating to common stock awards made to our managing directors from Anderson Business Consulting. These increases are partially offset by the Company's workforce actions that have occurred over the past 12 months in response to a challenging economy.

           The Company announced on January 15, 2003 that it plans to reduce its current workforce by approximately 450 to 550 employees, or approximately 3% of its total workforce, in order to balance capacity with demand for services. As previously announced, the Company anticipates that the charge relating to this action, which will be recorded in the third quarter of this fiscal year, will be in the range of $17 million to $23 million. This charge will be partially offset by savings in professional compensation expense due to the related reduction in staff. Separately, the Company announced on December 10, 2002, a reduction in workforce of approximately 700 personnel in the former KCA practices. The expenses associated with this reduction were previously accounted for as part of the acquisition of KCA, and as a result, the Company does not expect to take a charge to earnings.

   . A net increase in other direct contract expense of $42.7 million, or 14.2%, to $342.4 million, representing 22.0% of gross revenue, compared to $299.7 million, or 24.9% of gross revenue in the prior year's comparable period. The $42.7 million increase in other direct contract expense is attributable to higher revenue levels, while the improvement as a percentage of revenue to 22.0% is due to the Company's continued efforts to limit the use of subcontractors and travel related expenses.

   . A net increase in other costs of service of $26.1 million, or 23.2%, from $112.6 million for the six months ended December 31, 2001, to $138.8 million for the six months ended December 31, 2002. This increase is primarily due to acquisitions and other transactions, offset partially by lower levels of bad debt expense and tighter controls on discretionary expenses.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets increased $11.1 million to $12.1 million for the six months ended December 31, 2002 from $1.0 million for the six months ended December 31, 2001. This increase in amortization expense primarily relates to $25.0 million of backlog acquired as part our recent acquisitions, which is being amortized over 12 months.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $292.9 million and $233.2 million for the six months ended December 31, 2002 and 2001, respectively, representing an increase of $59.7 million, or 25.6%. This increase is principally due to $21.8 million of re-branding costs, and the impact of the various acquisitions and other transactions, partially offset by reduced discretionary spending and current cost control initiatives.

Interest (Income) Expense, Net. Interest (income) expense, net, increased $4.0 million to $3.8 million of net interest expense from $0.2 million of net interest income for the six months ended December 31, 2002 and 2001, respectively. This increase in net interest expense is due to an increase in borrowings outstanding of $283.0 million from $9.4 million at December 31, 2001, to $292.4 million at December 31, 2002. The increase in borrowing is predominantly due to the Company's short-term revolving credit facility of $220.0 million, which was retired in November 2002; the Company's private placement in November 2002 of $220.0 million in senior notes payable; $35.0 million of borrowings under the receivables purchase facility and $33.3 million in borrowings under a revolving line of credit. The Company has primarily used the borrowings to finance a portion of the acquisition of KCA and acquisitions and other transactions involving various Anderson Business Consulting practices.

Income Tax Expense. For the six month period ended December 31, 2002, the Company earned income before taxes of $63.8 million and provided income taxes of $32.2 million resulting in an effective tax rate of 50.5%. For the six months ended December 31, 2001, the Company earned income before taxes of $62.3 million and provided income taxes of $33.4 million resulting in an effective tax rate for the quarter of 53.6%. The tax rates have been impacted by the non-deductibility of losses associated with certain international operations.

Cumulative Effect of Change in Accounting Principle. The Company adopted SFAS No. 142 during the first fiscal quarter of the prior year (as of July 1, 2001). This standard eliminated goodwill amortization upon adoption and required an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, the Company no longer amortizes goodwill and during the six months ended December 31, 2001, incurred a non-cash transitional impairment charge of $80.0 million (net of tax). This transitional impairment charge is a result of the change in accounting principle to measuring impairments on a discounted versus an undiscounted cash flow basis.

Net Income (Loss). For the six months ended December 31, 2002, the Company realized net income of $31.6 million, or $0.17 per share. For the six months ended December 31, 2001, the Company realized a net loss of $51.1 million, or $0.32 per share, largely due to recording a transitional impairment charge as a result of a cumulative effect of change in accounting principle. The per share amounts of the net income (loss) were further affected by the issuance of approximately 30.5 million shares in August 2002 in conjunction with the acquisition of KCA.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002 the Company had a cash balance of $49.3 million, which has decreased $154.3 million from June 30, 2002 predominantly due to funding various acquisitions and other transactions around the globe. The Company has funded these transactions and operations through cash generated from operations, borrowings from existing credit facilities of $71.7 million, the private placement of $220.0 million in aggregate principal of Senior Notes and the issuance of 30.5 million shares of common stock valued at $11.96 per share. The Company has borrowing arrangements available including a revolving credit facility with an outstanding balance of $33.3 million at December 31, 2002 (not to exceed $250 million), and an accounts receivable financing facility with an outstanding balance of $35.0 million at December 31, 2002 (not to exceed $150 million). The $250 million revolving credit facility expires on May 29, 2005 and no borrowings under this facility are due until that time; however, management may choose to repay these borrowings at any time prior to that date. The accounts receivable purchase agreement permits sales of accounts receivable through May 23, 2003, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement.

     In November 2002, the Company completed a private placement of $220.0 million in aggregate principal of Senior Notes. The offering consisted of $29.0 million of 5.95% Series A Senior Notes due November 2005, $46.0 million of 6.43% Series B Senior Notes due November 2006, and $145.0 million of 6.71% Series C Senior Notes due November 2007. The Senior Notes include affirmative, negative and financial covenants, including among others, covenants restricting the Company's ability to incur liens and indebtedness and to purchase the Company's securities, and requiring the Company to maintain a minimum level of net worth ($840.8 million as of December 31, 2002), maintain fixed charge coverage of at least 2.00 to 1.00 (as defined), and maintain a leverage ratio not to exceed
2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by the Senior Notes. The Senior Notes contain customary events of default, including cross defaults to the Company's revolving credit facility and receivables purchase facility. The proceeds from the sale of these Senior Notes were used to completely repay the Company's short-term revolving credit facility of $220.0 million, which was scheduled to mature on December 15, 2002.

     The $250 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting the Company's ability to incur liens and indebtedness, purchase the Company's securities, and pay dividends and requiring the Company to maintain a minimum level of net worth ($844.9 million as of December 31, 2002), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default
(i) upon the acquisition by a person or group of beneficial ownership of 30% or more of the Company's common stock, or (ii) if within a period of six calendar months, a majority of the officers of the Company's executive committee cease to serve on its executive committee, and their terminations or departures materially affect the Company's business. The receivables purchase agreement contains covenants that are consistent with the Company's $250 million revolving credit facility and cross defaults to the $250 million revolving credit facility.

     Under the transition services agreement with KPMG LLP (which terminates no later than February 8, 2004 for non-technology services and February 8, 2005 for technology-related services), the Company contracted to receive certain infrastructure support services from KPMG LLP until the Company completes the build-out of its own infrastructure. If the Company terminates services prior to the end of the term for such services, the Company may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and our Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. The Company has given notice to KPMG LLP of its intent to terminate certain services in fiscal 2003 for which the amount of termination costs have either not been determined by KPMG LLP or not agreed upon by the parties. In July 2002, the Company paid KPMG LLP $30.8 million representing KPMG LLP's net book value of leasehold improvements purchased by KPMG LLP and used exclusively by the Company. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40 million to $60 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) currently used by the Company through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). Until the Company takes ownership of these capital assets, the transition services agreement provides an off-balance sheet financing arrangement. Effective October 1, 2002, the Company and KPMG LLP entered into an Outsourcing Services Agreement under which KPMG LLP provides certain services relating to office space that were previously provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP has agreed that for all services terminated as of December 31, 2002 under the transition services agreement the Company will not be charged any termination costs, in addition to the $1.0 million paid in fiscal 2002, and that there will be no termination costs with respect to the office-related services at the end of the three year term of the Outsourcing Services Agreement. The amount of termination costs that the Company will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after December 31, 2002, cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company's consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

     Cash provided by operating activities during the six months ended December 31, 2002 was $29.4 million, principally due to cash operating results of $74.2 million (which consists of net income adjusted for the changes in deferred income taxes and other, stock awards and depreciation and amortization) partially offset by an increase in accounts receivable and unbilled revenues of $50.1 million. The increase in accounts receivable and unbilled revenues is primarily due to receivables and unbilled balances from acquired entities and other transactions for which no balance sheet was acquired.

     Cash used in investing activities during the six months ended December 31, 2002 was $479.2 million principally due to $42.8 million in purchases of property and equipment (including $30.8 million for the transfer of capital assets from KPMG LLP), $20.0 million in purchases of other intangible assets primarily consisting of internal use software as part of our continued infrastructure build-out and $416.4 million paid for acquisitions and other transactions.

     Cash provided by financing activities for the six months ended December 31, 2002 was $294.6 million, principally due to net proceeds from borrowings of $282.1 million and $12.5 million from the issuance of common stock primarily relating to the Company's employee stock purchase plan.

     While the Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter, we continue to actively manage client billings and collections and maintain tight controls over discretionary expenses. The Company believes that the cash provided from operations, borrowings available under the various existing credit facilities, and existing cash balances will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months.

   Obligations and Commitments

     As of December 31, 2002, the Company had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

                                                                         Payment due by period
                                                     ------------------------------------------------------------

Contractual Obligations                    Total      Less than 1 year   1-3 years    4-5 years    After 5 years
------------------------               ------------- ------------------ -----------  -----------  ---------------
 Long-term debt                         $  253,300       $       -       $  62,300    $  46,000     $  145,000
 Operating leases                          489,064          71,970         129,228      119,975        167,891
 Outsourcing services agreement             37,500          13,800          23,700            -              -


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On July 30, 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material impact on its results of operations.

     In November 2002 the Emerging Issues Task Force ("EITF") issued a final consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. The Company currently intends to adopt Issue 00-21 prospectively for contracts beginning after June 30, 2003. The Company is currently evaluating Issue 00-21 to determine its impact, if any, on its results of operations and financial position.

     On December 15, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The standard amends FASB 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to such compensation. The Company expects to continue to account for stock based compensation in accordance with APB No. 25, "Accounting for Stock Awards to Employees," and will provide the prominent disclosures required in its annual and future interim financial statements beginning with the quarter ended March 31, 2003.

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

         .  the pace of technology change;

         .  the strength of our joint marketing relationships;

         .  the actions of our competitors; and

         . unexpected difficulties associated with our recent acquisitions and other transactions and hire of business consultants involving KCA and the former Andersen Business Consulting practices.

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

     Our exposure to changes in interest rates arises primarily because our indebtedness under our bank credit facilities carries variable interest rates. In anticipation of the Company's $220.0 million private placement of Senior Notes, the Company entered into treasury rate locks on $125 million of five-year debt. The settlement of the treasury locks in November 2002 resulted in a gain of $0.8 million, which will convert fixed rate cash flows at 6.71% associated with $125 million of the Series C Senior Notes to a fixed rate of approximately 6.56%.

     Our exposure to changes in foreign currency rates primarily relates to net investment exposure, arising from acquisitions in and working capital advances provided to certain international operations, including risk from the recent acquisitions and other transactions in Europe, Asia Pacific and Latin America.

PART I, ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Within the 90 day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Financial Officer (prior to his departure) and General Counsel, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer (prior to his departure) have concluded that the Company's disclosure controls and procedures are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company's SEC filings.

Changes in Internal Controls

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

PART II, ITEM 1. LEGAL PROCEEDINGS

     We are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our financial condition or results of operations.

PART II, ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

PART II, ITEM 3. NONE

PART II, ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting of stockholders of BearingPoint, Inc. was held on November 11, 2002.

        (b) Wolfgang Kemna was nominated and elected a director of the Company. Directors whose term of office continued after the meeting include Randolph C. Blazer, Roderick C. McGeary, Alice M. Rivlin, Douglas C. Allred and Afshin Mohebbi.

        (c) Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors

            Director                    Votes Received           Votes Withheld

            Wolfgang Kemna              134,074,604              29,862,348

PART II, ITEM 5. NONE

PART II, ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits -- Reference is made to the Exhibit Index.

     b) The Company filed four reports on Form 8-K and one report of Form
        8-K/A during the period of July 1, 2002 through the date of this report. The Form 8-K that was filed on September 6, 2002 reported the acquisition of KPMG Consulting AG and a related amendment to the Rights Agreement between the Company and EquiServe Trust Company,
        N.A., as rights agent, dated October 2, 2001. The Form 8-K filed on September 30, 2002 reported that the Company's Chairman and Chief Executive Officer had submitted to the SEC statements under oath in accordance with Commission Order No. 4-460 and provided certifications pursuant to 18 U.S.C. (S) 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Form 8-K filed on October 4, 2002 reported that the Company had changed its name to BearingPoint, Inc. and would be listing on the New York Stock Exchange under the trading symbol "BE." The Form 8-K/A that was filed on October 17, 2002 contained the pro forma financial statements relating to the Company's acquisition of KCA and the historical financial statements of KCA. The Form 8-K filed on December 13, 2002 reported the announcement of the realignment of the BearingPoint GmbH business, including a reduction in workforce of approximately 700 personnel.

                                  Exhibit Index

10.1 Form of Second Amendment to Credit Agreement, dated as of November 14, 2002, by and among BearingPoint, Inc. (formerly KPMG Consulting, Inc.), the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent

10.2 Master Release [Intercompany Notes], dated November 22, 2002, by and among BearingPoint, Inc. (formerly KPMG Consulting, Inc.), the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent

10.3 Master Release [Foreign Stock Pledges], dated November 22, 2002, by and among BearingPoint, Inc. (formerly KPMG Consulting, Inc.), the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent

10.4 Amended and Restated 2000 Long-Term Incentive Plan dated November 11, 2002.

10.5 Form of Restricted Stock Agreement with non-employee directors of BearingPoint, Inc. pursuant to the Amended and Restated 2000 Long-Term Incentive Plan.

99.1 Factors Affecting Future Financial Results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BearingPoint, Inc.

DATE: February 13, 2003          /s/ Randolph C. Blazer
                                 ----------------------------
                                 Randolph C. Blazer,
                                 Chairman of the Board, Chief Executive Officer,
                                 and President
                                 Duly Authorized Officer and Principal
                                 Executive Officer

                                 CERTIFICATIONS

I, Randolph C. Blazer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BearingPoint, Inc. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarter report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

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

DATE: February 13, 2003          /s/ Randolph C. Blazer
                                 -----------------------------------------------
                                 Randolph C. Blazer,
                                 Chairman of the Board, Chief Executive Officer,
                                 and President

I, Sharon L. Keefe, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BearingPoint, Inc. (the "registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarter report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

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

DATE: February 13, 2003                         /s/ Sharon L. Keefe
                                                --------------------------------
                                                Sharon L. Keefe
                                                Corporate Controller