Form 10-Q
period 2003-03-31
BEARINGPOINT INC
filed 2003-05-15
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2003.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to

Commission File Number 001-31451

BearingPoint, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3680505
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive office)	(Zip Code)

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

YES ☒ NO ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

The number of shares of common stock of the Registrant outstanding as of April 30, 2003 was 191,705,143.

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

TABLE O F CONTENTS

PART I—FINANCIAL STATEMENTS

Item 1: Financial Statements (unaudited)

PART I, ITEM 1.—FINANCIAL STATEMENTS

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue	$821,325	$582,305	$2,376,796	$1,784,414
Costs of service:
Professional compensation	376,979	224,206	1,078,555	717,038
Other direct contract expenses	193,053	143,254	535,486	442,990
Other costs of service	66,870	51,322	205,657	163,970

Total	636,902	418,782	1,819,698	1,323,998

Gross margin	184,423	163,523	557,098	460,416

Amortization of purchased intangible assets	7,782	1,005	19,901	2,009

Selling, general and administrative expenses	146,406	112,990	439,312	346,161

Operating income	30,235	49,528	97,885	112,246

Interest expense	5,002	601	10,172	1,714
Interest income	(489)	(878)	(1,808)	(2,165)
Other (income) expense, net	1,432	331	1,453	903

Income before taxes	24,290	49,474	88,068	111,794
Income tax expense	11,902	25,726	44,110	59,136

Income before cumulative effect of change in accounting principle	12,388	23,748	43,958	52,658

Cumulative effect of change in accounting principle	—	—	—	(79,960)

Net income (loss)	$12,388	$23,748	$43,958	$(27,302)

Earnings (loss) per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.06	$0.15	$0.24	$0.33
Cumulative effect of change in accounting principle	—	—	—	(0.50)

Net income (loss)	$0.06	$0.15	$0.24	$(0.17)

Weighted average shares—basic	190,814,779	157,368,815	184,142,308	157,490,844

Weighted average shares—diluted	190,855,015	159,620,010	184,217,158	158,799,651

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,360	$203,597
Accounts receivable, net	349,383	246,792
Unbilled revenues, net	270,307	128,883
Prepaid and other current assets	110,597	67,941

Total current assets	774,647	647,213
Property and equipment, net	106,039	60,487
Goodwill and other intangible assets, net	1,104,481	163,315
Other assets	22,398	24,116

Total assets	$2,007,565	$895,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$26,059	$1,846
Accounts payable	93,186	62,810
Accrued payroll and related liabilities	213,642	130,554
Other current liabilities	179,637	88,085

Total current liabilities	512,524	283,295
Noncurrent portion of notes payable	297,685	—
Other liabilities	62,968	9,966

Total liabilities	873,177	293,261
Stockholders’ Equity :
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 195,513,393 shares issued on March 31, 2003 and 161,478,409 shares issued on June 30, 2002	1,945	1,605
Additional paid-in capital	1,092,825	689,210
Retained earnings (deficit)	2,537	(41,421)
Notes receivable from stockholders	(10,504)	(10,151)
Accumulated other comprehensive gain (loss)	83,312	(1,646)
Common stock held in treasury, at cost	(35,727)	(35,727)

Total stockholders' equity	1,134,388	601,870

Total liabilities and stockholders' equity	$2,007,565	$895,131

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$43,958	$(27,302)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	79,960
Deferred income taxes and other	(8,751)	(3,402)
Stock awards	11,519	—
Depreciation and amortization	66,882	35,906
Changes in assets and liabilities:
Accounts receivable	24,106	91,747
Unbilled revenues	(105,721)	38,316
Prepaid expenses and other current assets	(21,467)	30,414
Other assets	3,407	13,508
Accrued payroll and related liabilities	(43,452)	(60,267)
Accounts payable and other current liabilities	12,484	2,849
Other liabilities	18,255	—

Net cash provided by operating activities	1,220	201,729

Cash flows from investing activities:
Purchases of property and equipment	(54,812)	(17,408)
Businesses acquired, net of cash acquired	(416,532)	(33,716)
Purchases of other intangible assets	(31,343)	(21,984)
Purchases of equity investments	—	(2,234)

Net cash used in investing activities	(502,687)	(75,342)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,557	29,972
Repurchases of common stock	—	(29,175)
Proceeds from notes payable	1,323,303	—
Repayment of notes payable	(1,010,404)	(8,404)
Repurchase of minority interest in subsidiary	—	(2,092)
Notes receivable from stockholders	—	(1,673)

Net cash provided by (used in) financing activities	340,456	(11,372)

Effect of exchange rate changes on cash and cash equivalents	1,774	—

Net increase (decrease) in cash and cash equivalents	(159,237)	115,015
Cash and cash equivalents—beginning of period	203,597	45,914

Cash and cash equivalents—end of period	$44,360	$160,929

Supplementary cash flow information:
Interest paid	$6,680	$1,044
Taxes paid	$42,346	$31,946

Supplemental non-cash investing and financing activities:
Issuance of common stock for business acquisition	$364,437
Acquisition obligations from business acquisition	$5,543

Note 1.    Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of BearingPoint, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002, included in the company’s Annual Report on Form 10-K filed with the SEC. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

	Three Months Ended March 31,
	2003		2002
	Revenue	Operating Income	Revenue	Operating Income
Public Services	$279,098	$78,623	$256,829	$83,688
Communications & Content	88,407	21,627	115,371	32,970
Financial Services	59,056	12,347	47,218	8,128
Consumer & Industrial Markets	95,132	20,631	69,041	19,839
High Technology	41,701	9,631	43,269	9,665
International	257,754	33,694	49,334	920
Corporate/Other (1)	177	(146,318)	1,243	(105,682)

Total	$821,325	$30,235	$582,305	$49,528

	Nine Months Ended March 31,
	2003		2002
	Revenue	Operating Income	Revenue	Operating Income
Public Services	$807,356	$228,440	$712,170	$230,712
Communications & Content	275,448	74,965	380,919	105,732
Financial Services	175,859	38,797	168,657	20,280
Consumer & Industrial Markets	291,183	61,914	227,369	55,575
High Technology	116,543	24,921	155,979	29,430
International	709,678	119,182	137,905	1,363
Corporate/Other (1)	729	(450,334)	1,415	(330,846)

Total	$2,376,796	$97,885	$1,784,414	$112,246

(1) Corporate/Other operating loss is principally due to infrastructure and shared services costs.

The company’s total consolidated assets as of March 31, 2003 were $2,007,565, compared to $895,131 as of the year ended June 30, 2002. This change in total assets of $1,112,434 is primarily due to an increase in goodwill of $908,146 resulting from the acquisition of KPMG Consulting AG and acquisitions and other transactions involving various global Andersen Business Consulting practices. For changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2003, see Note 11, “Goodwill and Other Intangible Assets.”

Note 3.    Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Income before cumulative effect of change in accounting principle	$12,388	$23,748	$43,958	$52,658
Cumulative effect of change in accounting principle	—	—	—	(79,960)

Net income (loss)	12,388	23,748	43,958	(27,302)
Foreign currency translation adjustment, net of tax (a)	36,260	440	84,223	1,209
Unrealized gain (loss) on derivative instruments, net of tax	(39)	—	735	—

Comprehensive income (loss)	$48,609	$24,188	$128,916	$(26,093)

(a)	Movement in the foreign currency translation adjustment for the three and nine months ended March 31, 2003 is primarily due to acquisitions in Europe during the first quarter of fiscal 2003 combined with the strengthening of the Euro against the U.S. dollar

Note 4.    Earnings Per Share of Common Stock

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the company’s stock option program and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income (loss) before cumulative effect of change in accounting principle—basic	$12,388	$23,748	$43,958	$52,658
Convertible debt adjustment	—	—	—	114

Adjusted income (loss) before cumulative effect of change in accounting principle—diluted	12,388	23,748	43,958	52,772
Cumulative effect of change in accounting principle	—	—	—	(79,960)

Adjusted income (loss)—diluted	$12,388	$23,748	$43,958	$(27,188)

Weighted average shares outstanding—basic	190,814,779	157,368,815	184,142,308	157,490,844
Employee stock options	40,236	2,251,195	74,850	1,019,455
Convertible debt	—	—	—	289,352

Weighted average shares outstanding—diluted	190,855,015	159,620,010	184,217,158	158,779,651

Earnings (loss) per share—basic and diluted	$0.06	$0.15	$0.24	$(0.17)

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 46,123,812 and 30,281,482 for the three months ended March 31, 2003 and 2002, respectively, and 42,801,618 and 31,223,870 for the nine months ended March 31, 2003 and 2002, respectively.

Note 5.    Change in Estimate

During the second quarter of fiscal year 2003, the company recorded a change in estimate, which decreased the expected remaining useful life of certain systems applications used as part of its infrastructure operations. The change in estimate was a result of the company’s continued build-out of certain infrastructure functions scheduled to be completed in the last quarter of calendar year 2003, which upon completion will replace the existing applications. This change in estimate resulted in a charge to net income of $1,775 (net of tax) or $0.01 per share for the three months ended March 31, 2003 and $2,958 (net of tax) or $0.02 per share for the nine months ended March 31, 2003.

Note 6.    Business Combinations

During fiscal year 2003, the company continued to expand its operations through the acquisition of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), from the German member firm of KPMG International, and acquisitions and other transactions with various global Andersen Business Consulting practices.

KPMG Consulting AG

Effective August 1, 2002, as part of a significant expansion in our international presence, the company acquired 100% of the outstanding shares of BE Germany pursuant to a share purchase agreement, for approximately $651,906. The purchase of BE Germany was paid for through the issuance of 30,471,309 shares of common stock to the sellers at $11.96 per share, $273,583 in cash to the sellers, and approximately $13,886 in acquisition related transaction costs incurred to date. BE Germany’s operations consist primarily of consulting practices in Germany, Switzerland and Austria. The preliminary allocation of the purchase price to assets acquired and liabilities assumed was as follows:

Preliminary Allocation of Purchase Price
Current assets	$148,133
Goodwill	660,134
Purchased intangibles	22,488
Acquired Software	8,018
Other long-lived assets	15,755

Total assets	$854,528
Current liabilities	(143,929)
Long-term liabilities	(58,693)

Net assets	$651,906

Purchased intangibles acquired include backlog of $21,084 and trade name of $1,404. Goodwill is expected to be non-deductible for foreign income tax purposes. However, the goodwill is expected to have U.S. income tax basis that may have beneficial impact on future tax credits upon possible repatriation of earnings.

Pro Forma Results

Effective August 1, 2002, the results of BE Germany’s operations have been included in the consolidated financial results of the company. The following unaudited pro forma financial information presents the combined results of operations of the company and BE Germany as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information has been prepared using information derived from the company and BE Germany’s historical consolidated financial statements. The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the company’s future results of operations or financial position or what the company’s results of operations or financial position would have been had the company completed the acquisition of BE Germany at an earlier date. The pro forma adjustments are based on available information and upon assumptions that the company believes are reasonable.

		Pro Forma
	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue	$821,325	$704,078	$2,417,650	$2,175,264
Income before cumulative effect of change in accounting principle	12,388	22,142	42,079	58,512
Cumulative effect of change in accounting principle	—	—	—	(79,960)
Net income (loss)	$12,388	$22,142	$42,079	$(21,448)
Earnings (loss) per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.06	$0.12	$0.22	$0.31
Cumulative effect of change in accounting principle	—	—	—	(0.42)

Net income (loss)	$0.06	$0.12	$0.22	$(0.11)

Weighted average shares—basic	190,814,779	187,840,124	189,772,875	187,962,152

Weighted average shares—diluted	190,855,015	190,091,319	189,847,726	189,270,960

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the three months ended March 31, 2002 and the nine months ended March 31, 2003 and 2002: amortization expense on purchased intangible assets consisting of backlog and trade name in the amount of $2,271 (net of tax), $999 (net of tax) and $8,987 (net of tax), respectively; interest expense associated with the debt financing of the company’s acquisition of BE Germany of $2,278 (net of tax), $377 (net of tax) and $4,840 (net of tax), respectively; and an increase in the number of weighted average common shares outstanding of 30,471,309, 5,630,568 and 30,471,309, respectively, as a result of including shares issued as consideration for the equity portion of the purchase price. For the pro forma effects of this acquisition on the company’s results of operations for the year ended June 30, 2002, and the company’s financial position at June 30, 2002, refer to the company’s Form 8-K/A filed with the SEC on October 17, 2002.

Andersen Business Consulting Practices

On July 1, 2002, the company finalized its previously announced agreement to hire certain partners and staff formerly associated with Andersen Business Consulting in the United States for $65,067, including related transaction costs of $4,717. The transaction added approximately 1,490 professionals to the company’s U.S. billable workforce. The preliminary allocation of the transaction price resulted in the allocation of $65,067 to goodwill.

On August 1, 2002, the company acquired 100% of the shares outstanding of the business consulting unit of Arthur Andersen y Cia in Spain for approximately $27,319, including acquisition related transaction costs of $249, of which approximately $5,500 has been recorded as an acquisition obligation to be paid upon completion of certain post-closing requirements. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $30,035 to goodwill.

On August 1, 2002, the company acquired certain assets and liabilities of the Andersen Business Consulting unit in Japan for approximately $20,292, including acquisition related transaction costs of $592. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in $15,204 of goodwill and $632 of purchased intangibles.

Effective September 1, 2002, the company acquired certain assets and liabilities of the Andersen Business Consulting unit in France for approximately $15,799, including acquisition related transaction costs of $149. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $35,204 to goodwill and $1,951 to purchased intangibles.

Additionally, during the first quarter of fiscal year 2003, the company hired certain employees formerly associated with the Andersen Business Consulting unit in Brazil and completed the acquisition of all or portions of Andersen Business Consulting units or related assets in Switzerland, Norway, Finland, Sweden, Singapore, South Korea, and Peru, the acquisition of the Business Consulting practice of Ernst & Young in Brazil, and the acquisition of the assets of the consulting unit of the KPMG International member firm in Finland for a total of approximately $19,775, including related transaction costs of $2,425. The preliminary allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $21,653 to goodwill and $1,335 of purchased intangibles.

The pro forma effects on operations of the Andersen Business Consulting transactions were not material.

Restructuring Charges

In December 2002, the company announced a restructuring of the BE Germany business, under which the company planned to reduce its workforce by approximately 700 employees, in order to balance workforce capacity with market demand for services, and exit redundant office facilities. This restructuring charge has been accounted for as part of the acquisition of BE Germany in the amount of $26,413. See Note 12 for additional information regarding the status of the restructuring.

In connection with the acquisitions and other transactions involving certain European Andersen Business Consulting practices, the company is in the process of finalizing plans of restructuring in order to balance workforce capacity with market demand for services and exit redundant office facilities. The company’s preliminary estimate of the restructuring charge is $14,325 (primarily within France, Spain and Switzerland); however, the company continues to finalize the cost of the actions with appropriate regulatory bodies. The company has accounted for the restructuring liabilities as part of the European Andersen Business Consulting transactions (see Note 12).

For all of the acquisitions and other transactions noted above, the company is in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of the acquisition or other transaction, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Any adjustment to the allocation of the purchase price for these acquisitions and other transactions upon finalization of our valuation of these assets acquired and liabilities assumed is not expected to have a significant effect on our balance sheet.

Note 7.    Notes Payable

On August 21, 2002, the company entered into a $220,000 revolving credit facility for the purpose of funding a portion of the acquisition cost of BE Germany. On August 22, 2002, in connection with the closing of the BE Germany acquisition, the company borrowed $220,000 under the new facility. This credit facility was scheduled to mature on December 15, 2002 and was retired on November 26, 2002 (see Senior Notes described below).

On November 26, 2002, the company completed a private placement of $220,000 in aggregate principal of Senior Notes. The offering consisted of $29,000 of 5.95% Series A Senior Notes due November 2005, $46,000 of 6.43% Series B Senior Notes due November 2006 and $145,000 of 6.71% Series C Senior Notes due November 2007. The Senior Notes restrict the company’s ability to incur additional indebtedness and require the company to maintain certain levels of fixed charge coverage and net worth, while limiting its leverage ratio to certain levels. The proceeds from the sale of these Senior Notes were used to repay the $220,000 short-term revolving credit facility described above.

On December 16, 2003, a subsidiary of the company expanded its yen-denominated line of credit facility to include a revolving line of credit facility to an aggregate principal balance not to exceed 1.85 billion yen (approximately $15,670 as of March 31, 2003) and an overdraft line of credit facility to an aggregate principal balance not to exceed 0.5 billion yen (approximately $4,235 as of March 31, 2003). Borrowings under the revolving line of credit facility accrue interest of TIBOR plus 0.90% and are used to finance working capital for the company’s Japanese operations. Borrowings under the overdraft line of credit facility accrue interest of TIBOR plus 1.30%. There are no covenants under the facilities, and they mature on August 30, 2003. At March 31, 2003, there were borrowings outstanding under the revolving line of credit facility and the overdraft line of credit facility of $4,234 and $1,168, respectively, which accrue interest at a rate of 0.97% and 1.38%, respectively.

On January 31, 2003, a subsidiary of the company entered into a new 2 billion yen-denominated term loan (approximately $16,940 as of March 31, 2003). This term loan is in addition to the 2 billion yen-denominated line of credit described above. Borrowings under the term loan accrue interest at six month TIBOR plus 1.4% (1.49% as of March 31, 2003). Scheduled principal payments are every six months beginning July 31, 2003 through July 31, 2005 in the amount of 334 million yen and include a final payment of 330 million yen on January 31, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by the company.

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

During the second quarter of fiscal year 2003, the company replaced its $220,000 short-term revolving credit facility used to fund recent acquisitions with fixed rate debt. In anticipation of this refinancing, the company entered into treasury rate locks on $125,000 of five-year debt. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and have been designated as highly effective cash flow hedges. On November 6, 2002, the treasury locks were settled resulting in a gain of $787, which will be reclassified into interest expense over the term of the debt. The gain on the treasury locks converts fixed rate cash flows from 6.71% to approximately 6.56% on $125,000 of the new debt.

The accumulated gain related to the treasury locks included in other comprehensive income as of March 31, 2003 was approximately $734, of which approximately $157 will be reclassified into interest expense over the next twelve months.

Note 9.    Transactions with KPMG LLP

In connection with winding down and terminating services provided by KPMG LLP under the transition services agreement, the company is potentially liable for the payment of termination costs, as defined in the agreement, incurred by KPMG LLP, including transitioning personnel and contracts from KPMG LLP to our company. During the quarter ended March 31, 2003, the company terminated certain Human Resources services for which the company has been charged $1,050 in termination costs. As of March 31, 2003, there are no terminated services for which termination costs remain unknown.

Effective October 1, 2002, the company and KPMG LLP entered into an Outsourcing Services Agreement under which KPMG LLP provides the company certain services relating to office space. These services covered by the Outsourcing Services Agreement had previously been provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP agreed that for all services terminated as of December 31, 2002 under the transition services agreement, the company will not be charged any termination costs in addition to the $1,000 paid in fiscal year 2002, and that there will be no termination costs with respect to the office-related services at the end of the three year term of the Outsourcing Services Agreement.

During fiscal year 2003, the company purchased $32,429 of leasehold improvements from KPMG LLP at their net book value. These assets had been used by the company under the transition services agreement (for which usage charges had been included in the monthly costs under the agreement) and will continue to be used in the business. Based on information currently available, the company anticipates paying KPMG LLP an additional $40,000 to $60,000 for the sale and transfer of additional capital assets currently used by the company through the transition services agreement.

Note 10.    Capital Stock and Option Awards

Stock-Based Compensation

Effective January 1, 2003, the company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results.

As permitted under SFAS No. 148 and SFAS No. 123, the company has elected to continue to apply the accounting provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for stock-based awards issued to employees. Under APB No. 25, the company generally recognizes no compensation expense with respect to stock-based awards issued to employees, as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. With respect to restricted stock and other awards, compensation expense is measured based on the fair value of such awards as of the date of grant and charged to expense ratably over their respective vesting periods.

Pro forma information regarding net income and earnings per share is required by SFAS No. 148 and SFAS No. 123 assuming the company had accounted for its stock-based awards to employees under the fair value method. Accordingly, reported net income and diluted earnings per share have been presented to reflect the impact had the company been required to include the amortization of the estimated fair value of options and other stock awards as a charge to earnings over the awards’ vesting period.

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Net income (loss)	$12,388	$23,748	$43,958	$(27,302)
Stock-based employee compensation expense under fair value method, net of tax	(17,535)	(17,360)	(51,270)	(60,733)

Pro forma net income (loss)	$(5,147)	$6,388	$(7,312)	$(88,035)

Earnings per share:
Basic and diluted—as reported	$0.06	$0.15	$0.24	$(0.17)

Basic and diluted—pro forma	$(0.03)	$0.04	$(0.04)	$(0.56)

Issuance of Options Under Tender Offer

On September 3, 2002, in accordance with the February 1, 2002 tender offer relating to stock options with an exercise price of $55.50, the company issued 4,397,775 replacement options at an exercise price of $11.01, which was 110% of the closing market price on that date.

Stock Awards

In connection with the various Andersen Business Consulting transactions, the company committed to issuing approximately 3,620,000 shares of common stock to former partners of those practices as a retentive measure and for no monetary consideration from such persons. The shares will be issued in equal one-third increments over a three-year period on the anniversary date of the respective transactions so long as the recipient remains employed by the company. Compensation expense will be recorded ratably over the three-year period beginning in July 2002. Compensation expense for the three and nine months ended March 31, 2003 was $2,034 and $9,534, respectively.

Employee Stock Purchase Plan

The company’s Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the company’s common stock, through accumulated payroll deductions, at 85% of the lesser of the fair market value of the common stock at the beginning of each twenty-four month offering period or the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. During the nine months ended March 31, 2003, employees purchased a total of 3,547,675 shares of common stock for $26,927.

Registration Statement

On September 30, 2002, the company filed with the SEC a registration statement on Form S-3 relating to the resale of 30,471,309 shares of the company’s common stock issued in connection with the closing of the BE Germany acquisition. The registration statement indicates that the company will not be selling any of the shares covered by the registration statement and will not receive any of the proceeds from the sale of shares to the extent that any of the shares are sold by the selling shareholders. This registration statement became effective on October 18, 2002.

Note 11.    Goodwill and Other Intangible Assets

Effective July 1, 2001, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting for acquired goodwill and other intangible assets and superseded APB No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived purchased intangible assets are no longer amortized but are reviewed at least annually for impairment; the company has elected to perform this review annually as of April 1. Identifiable intangible assets that have finite lives continue to be amortized over their estimated useful lives.

In connection with adopting this standard as of July 1, 2001, the company recognized a transitional impairment loss of $79,960, or $0.50 per basic and diluted earnings per share, as the cumulative effect of an accounting change. The transitional impairment charge resulted from a change in the criteria for the measurement of the impairment loss from undiscounted cash flows, a method required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to discounted cash flows as required by SFAS No. 142.

Goodwill and other identifiable intangible assets consisted of the following at March 31, 2003 and June 30, 2002:

	March 31, 2003	June 30, 2002
Internal-use software	$113,805	$77,033
Purchased intangibles	44,236	13,225
Marketed software	23,134	16,915
Other	2,612	2,612
Total accumulated amortization	(75,115)	(34,133)

Other intangible assets, net	108,672	75,652
Goodwill	995,809	87,663

Total	$1,104,481	$163,315

Identifiable intangible assets include purchased or internally developed software and finite-lived purchased intangible assets, which primarily consist of market rights, backlog and software license rights. Identifiable intangible assets are amortized principally by the straight-line method over their expected period of benefit, which ranges from one to five years.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2003 are as follows:

	Balance June 30, 2002	Additions	Other (a)	Balance March 31, 2003
Public Services	$11,935	$12,363	$—	$24,298
Communications & Content	8,242	16,267	—	24,509
Financial Services	2,886	6,507	—	9,393
Consumer & Industrial Markets	8,270	24,725	—	32,995
High Technology	1,926	5,205	—	7,131
International	54,404	762,916	80,163	897,483

Total	$87,663	$827,983	$80,163	$995,809

(a) Other changes in goodwill consist primarily of foreign currency translation adjustments.

Note 12.    Restructuring Charges

In December 2002, the company announced a restructuring of the former KPMG Consulting AG (“BE Germany”) business in order to balance workforce capacity with market demand for services. The restructuring included $23,350 in charges primarily relating to a reduction in workforce affecting approximately 700 employees (4% of the company’s global workforce), and $3,063 in costs associated with exiting redundant office facilities. The restructuring charge was limited to BE Germany’s German, Austrian and Swiss consulting operations. The entire restructuring charge was accounted for as part of the acquisition of BE Germany. As of March 31, 2003, the company has notified all of the affected employees; however, under German regulations employees may defer their termination for up to six months from the date of notification. Severance payments are not paid until the employee is terminated. As of March 31, 2003, approximately $13,600 of the total liability has been disbursed.

In connection with the acquisitions or other transactions involving certain European Andersen Business Consulting practices during the first quarter of fiscal year 2003, the company recorded a $14,325 restructuring charge in order to balance resources with market demand for services. The restructuring charge included $11,621 in severance and termination benefits relating to a reduction in workforce and $2,704 in costs associated with exiting redundant office facilities. The company is in the process of finalizing plans of restructuring, including obtaining regulatory approval, and expects to fully implement the plan by the end of the current fiscal year.

During the three months ended March 31, 2003, the company recorded $17,824 in charges for severance and termination benefits related to a worldwide reduction in workforce, primarily in the North American and Asia Pacific regions. The reduction in force affected approximately 570 employees and was the result of aligning the company’s workforce with market demand for services. All of the affected employees have been notified and will be terminated by the end of fiscal year 2003. As of March 31, 2003, $15,042 of the total liability has been disbursed.

Changes in the company’s accrual for restructuring charges from June 30, 2002 to March 31, 2003 are as follows:

	Severance	Other	Total
Balance at June 30, 2002	$1,162	$—	$1,162
Acquisition related restructuring charges (a)	34,971	5,767	40,738
Fiscal year 2003 charges (a)	17,824	—	17,824
Payments	(29,419)	—	(29,419)

Balance at March 31, 2003	$24,538	$5,767	$30,305

(a)	Acquisition related restructuring charges have been included as part of the purchase price allocation of assets and liabilities acquired. Fiscal year 2003 charges consist of expenses for severance and termination benefits primarily related to the North American and Asia Pacific regions.

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

Company Overview

BearingPoint, Inc. is one of the world’s largest business consulting, systems integration and managed services firms serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. We provide business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Our service offerings are designed to help our clients generate revenue, reduce costs and access the information necessary to operate their business on a timely basis.

Seasonality

Typically, client service hours, which drive revenue levels based on chargeable hours, are adversely affected during the first half of our fiscal year (especially the second quarter ended December 31) due to a large number of vacation days and holidays that fall during this period. As a result of this seasonality, the first and second quarters of the fiscal year are historically the lowest revenue generating and income producing quarters of the year.

Segments

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

We have existing multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (EMEA). We utilize this multinational network to provide consistent services to our clients throughout the world. During the first quarter of fiscal year 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), which included approximately 3,000 employees in Germany, Switzerland and Austria. We furthered our global strategy enabling us to better serve our multinational clients by acquiring all or portions of selected Andersen Business Consulting practices or their assets in Australia, China/Hong Kong, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden and Switzerland, and the consulting practice of the KPMG International member firm in Finland, as well as hiring professionals from Andersen Business Consulting practices in the United States and Brazil. In addition, we strengthened our Latin American business with the acquisition of Ernst & Young’s Brazilian consulting practice.

Components of Statements of Operations

Revenue.    We earn revenue from a range of consulting services, including business and technology strategy, process design and operations improvement, systems integration, network integration and infrastructure, and managed services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence, costs of hardware and software, and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue represents revenue for services performed that have not been billed. Revenue for services rendered is recognized on a time-and-materials or percentage-of-completion basis, depending upon the contract with the client. Maintenance contract revenue is recognized ratably over the terms of the agreement. When our consulting engagements have multiple elements, each element is separately evaluated, and revenue is recognized when it is realized or realizable and earned.

Generally we enter into contracts with our clients prior to the date work on a project begins. These contracts contain varying terms and conditions. These contracts usually provide that they can be terminated without significant advance notice or penalty. Generally, in the event that a client terminates a project, the client remains obligated to pay us for services performed and expenses incurred by us through the date of termination.

Professional Compensation.    Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including costs associated with reductions in workforce). Our future success depends in large part on our ability to keep our consultants highly utilized on revenue-generating activities, and our ability to continue to attract, retain and motivate qualified employees, particularly information technology professionals with the advanced technology skills necessary to perform the services we offer. As with other professional service firms, the competition for consulting professionals is intense; thus we must adequately anticipate wage increases.

Other Direct Contract Expenses.    As indicated above, other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software, and costs of subcontractors.

Other Costs of Service.    Other costs of service primarily consist of the costs attributable to the support of the client service professional staff, bad debt expense relating to accounts receivable, as well as other indirect costs attributable to serving our client base. These costs include occupancy costs related to office space utilized by professional staff, the costs of training and recruiting professional staff, and costs associated with professional support personnel.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include costs related to marketing, information systems, finance and accounting, human resources, sales force, and other expenses related to managing and growing our business.

Interest (Income) Expense, Net.    Interest expense reflects interest incurred on the company’s borrowings, including interest incurred on private placement senior notes, borrowings under a receivables purchase facility and borrowings under revolving lines of credit. Interest income represents interest earned on short-term investments of available cash and cash equivalents.

Income Tax Expense. The company’s effective tax rate is significantly impacted by its level of pre-tax earnings and non-deductible expenses. Accordingly, if our pre-tax earnings grow and non-deductible expenses grow at a slower rate or decrease, our effective tax rate will decrease. Due to our high level of non-deductible travel-related and amortization expenses, and unusable foreign tax losses and credits, our effective tax rate exceeds our statutory rates.

Critical Accounting Policies and Estimates

Accounting policies and estimates that management believes are most critical to the company’s financial condition and operating results pertain to revenue recognition and valuation of unbilled revenue (including estimates of costs to complete engagements); valuation of accounts receivable; valuation of goodwill; and intra-period estimates of discretionary compensation costs and effective income tax rates. In deriving accounting estimates, management considers available information and exercises reasonable judgment. However, actual results could differ from these estimates.

Revenue Recognition and Valuation of Unbilled Revenue.    Generally we recognize revenue as we perform services for our clients on a time-and-materials or percentage-of-completion basis, depending upon the contract with the client. Revenue related to time-and-materials contracts is recognized in the period in which the services are performed. Revenue related to fixed-price contracts is recognized based upon professional costs incurred as a percentage of estimated total professional costs of the respective contracts. Periodically we review ongoing engagements to reassess our estimates to complete and estimates of realizability. If we determine that the estimated revenue has changed on a given engagement, we record the cumulative effect of the change in the period in which it becomes known. Circumstances that could cause our estimated revenue to change include changes in estimates of time required to complete an engagement, changes in engagement staffing mix, changes in client participation in the engagement, and other factors. In addition, we have an insignificant number of engagements for which revenue is not recognized as we perform services, but as transaction fees are earned or contingencies, such as costs savings, are resolved.

Valuation of Accounts Receivable.    Periodically we review accounts receivable to reassess our estimates of collectibility. We provide valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, we provide valuation reserves for estimates of aged receivables that may be written off, based upon historical experience. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the quality of our collection efforts.

Valuation of Goodwill.    Effective July 1, 2001, the company early-adopted the new accounting principle related to goodwill, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a consequence, we recognized a transitional impairment loss of $80.0 million, net of tax, ($0.50 per share) as the cumulative effect of a change in accounting principle. This transitional impairment loss resulted from the change in method of measuring impairments from undiscounted cash flows to discounted cash flows. We review goodwill for impairment annually as of April 1 and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit. Factors which we consider in determining if an impairment may have incurred are significant underperformance of the business relative to historical or forecasted results, and other significant factors negatively affecting our client base, our staff, significant engagements, or the industries and markets we serve.

Estimates of Discretionary Compensation Costs and Effective Income Tax Rates.    Discretionary compensation costs and income tax expense are two of the more significant expense categories that are highly dependent upon management estimates and judgments, particularly at each interim reporting date. In arriving at the amount of expense to recognize, management believes it makes reasonable estimates and judgments using all significant information available. Discretionary compensation costs are determined once a year after the company’s annual operating results are finalized; thus, estimates are subject to change. Circumstances that could cause our estimates of effective income tax rates to change include the impact of information that subsequently became available as we prepared our corporate income tax returns, the level of actual pre-tax income, revisions to tax positions taken as a result of further analysis and consultation, and changes mandated as a result of audits by taxing authorities.

Industry Revenue

We provide services through six reportable segments. The following table provides unaudited financial information for each of those segments.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue:
Public Services	$279,098	$256,829	$807,356	$712,170
Communications & Content	88,407	115,371	275,448	380,919
Financial Services	59,056	47,218	175,859	168,657
Consumer & Industrial Markets	95,132	69,041	291,183	227,369
High Technology	41,701	43,269	116,543	155,979
International	257,754	49,334	709,678	137,905
Corporate/Other	177	1,243	729	1,415

Total	$821,325	$582,305	$2,376,796	$1,784,414

Revenue as a percentage of total:
Public Services	34%	44%	34%	40%
Communications & Content	11%	20%	12%	21%
Financial Services	7%	8%	7%	9%
Consumer & Industrial Markets	12%	12%	12%	13%
High Technology	5%	7%	5%	9%
International	31%	9%	30%	8%
Corporate/Other	n/m	n/m	n/m	n/m

Total	100%	100%	100%	100%

n/m = not meaningful

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

The company realized net income for the three months ended March 31, 2003 of $12.4 million, or $0.06 per share, compared to net income of $23.7 million, or $0.15 per share, for the three months ended March 31, 2002. Included in operating results for the quarter ended March 31, 2003, was a $17.8 million charge ($11.9 million net of tax) related to the company’s previously announced reduction in workforce. Excluding the effects of this charge, net income for the three months ended March 31, 2003 was relatively flat when compared to the three months ended March 31, 2002. The results for the three months ended March 31, 2003 reflect the positive impact from revenue growth and ongoing cost control initiatives, offset by additional expenses associated with the acquisitions and other transactions and $4.7 million in rebranding expenses.

The company realized net income for the nine months ended March 31, 2003 of $44.0 million, or $0.24 per share, compared to a net loss of $27.3 million, or $0.17 per share, for the nine months ended March 31, 2002. Included in the net loss for the nine months ended March 31, 2002 is a transitional impairment charge relating to the cumulative effect of a change in accounting principle of $80.0 million (net of tax), or $0.50 per share. Excluding this charge, net income before cumulative effect of change in accounting principle for the nine months ended March 31, 2002, was $52.7 million, or $0.33 per share, compared to $44.0 million, or $0.24 per share, for the same period in the current year. This year over year decrease is primarily the result of additional expenses associated with the acquisitions and other transactions and $26.5 million ($15.6 million net of tax) of rebranding expenses, partially offset by revenue growth from acquisitions and other transactions and ongoing cost control initiatives.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue.    Revenue increased $239.0 million, or 41.0%, from revenue of $582.3 million in the three months ended March 31, 2002, to $821.3 million in the three months ended March 31, 2003. The increase in revenue was predominantly due to the impact of the acquisitions and other transactions, offset partially by declines due to a lower average gross billing rate per hour for the quarter ended March 31, 2003 compared to the same quarter in the previous year. Average gross billing rates have declined due to continuous pricing pressures resulting from the challenging economic environment. Public Services, the company’s largest business unit, generated strong revenue growth of $22.3 million, up 8.7%, while the Financial Services business unit generated revenue growth of $11.8 million, or 25.1%, and the Consumer and Industrial Markets business unit experienced revenue growth of $26.1 million, or 37.8%, as this business unit received the greatest revenue and resource impact from personnel hired from Andersen Business Consulting in the United States. Growth in three aforementioned business units was offset by declines in the Communications & Content ($27.0 million, or 23.4%) and High Technology ($1.6 million, or 3.6%) business units. The uncertain economic environment has negatively impacted both business units, while the Communications & Content business unit was further impacted by the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act.

Our acquisitions and other transactions significantly expanded our international presence and diversified our revenue base. For the quarter ended March 31, 2003, North America generated 68.6% of consolidated gross revenue, while EMEA, Asia Pacific and Latin America contributed 19.2%, 10.2% and 2.0%, respectively. By comparison, for the third quarter of the prior fiscal year, North America contributed 91.4% of gross revenue, with EMEA, Asia Pacific and Latin America providing 1.0%, 5.9% and 1.7%, respectively. As a result, International revenue increased $208.4 million from $49.3 million for the three months ended March 31, 2002, to $257.8 million for the three months ended March 31, 2003.

The company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter with the most significant impact being in the Communications & Content business segment. However, when compared to the prior year, this is expected to be more than offset by the addition of revenue from the international acquisitions and other transactions.

Gross Margin.    Gross margin as a percentage of gross revenue decreased to 22.5% from 28.1% for the three months ended March 31, 2003 and 2002, respectively. The decrease in gross margin as a percentage of gross revenue was primarily due to the $17.8 million reduction in workforce charge recorded during the three months ended March 31, 2003 and an increase in professional compensation expense as a result of recent acquisitions and other transactions due to the fact that the additional operations which were added had a higher percentage of professional compensation to gross revenue than the existing operations had in the same quarter of the prior fiscal year. In dollar terms, gross margin increased by $20.9 million, or 12.8%, from $163.5 million for the three months ended March 31, 2002, to $184.4 million for the three months ended March 31, 2003. The increase in gross margin was due to an increase in revenue of $239.0 million described above, partially offset by:

•	A net increase in professional compensation of $152.8 million, or 68.1%, from $224.2 million for the three months ended March 31, 2002, to $377.0 million for the three months ended March 31, 2003. Included in professional compensation for the quarter ended March 31, 2003 was a $17.8 million charge related to a reduction in workforce. Excluding the effects of this charge, the increase in professional compensation of $135.0 million was predominantly due to the addition of approximately 7,000 billable employees through acquisitions and other transactions (including a $2.0 million non-cash charge relating to common stock awards made to our managing directors from the Andersen Business Consulting practices), offset partially by savings resulting from the reduction in staff associated with the company’s workforce actions taken in response to the challenging economy. Overall the company’s average billable headcount has increased 75.9% from approximately 7,900 in the third quarter of fiscal year 2002 to 13,900 in the current quarter.

•	A net increase in other direct contract expenses of $49.8 million, or 34.8%, to $193.1 million, representing 23.5% of gross revenue, compared to $143.3 million, or 24.6% of gross revenue in the prior year’s quarter. The $49.8 million increase is primarily attributable to higher revenue while the improvement as a percentage of gross revenue is due to the company’s continued efforts to limit the use of subcontractors and travel expenses.

•	A net increase in other costs of service of $15.5 million, or 30.3%, from $51.3 million for the three months ended March 31, 2002, to $66.9 million in the current quarter. The increase in other costs of service was primarily due to acquisitions and other transactions, partially offset by lower levels of bad debt expense and tighter controls on discretionary expenses.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets increased $6.8 million to $7.8 million for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. This increase in amortization expense relates primarily to $26.9 million of backlog acquired as part of our recent acquisitions and other transactions, which is being amortized over 12 months.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $146.4 million for the three months ended March 31, 2003 compared to $113.0 million for the three months ended March 31, 2002, an increase of $33.4 million, or 29.6%. This increase is primarily due to the impact of the various acquisitions and other transactions and $4.7 million in costs associated with the company’s rebranding initiative, offset partially by reduced discretionary spending and current cost control initiatives. Selling, general and administrative expenses as a percentage of gross revenue improved to 17.8% compared to 19.4% for the three months ended March 31, 2003 and the three months ended March 31, 2002, respectively.

Interest (Income) Expense, Net.    Interest (income) expense, net, increased $4.8 million to $4.5 million of net interest expense for the three months ended March 31, 2003. This increase in net interest expense is due to an increase in borrowings outstanding of $316.8 million from $7.0 million at March 31, 2002 to $323.7 million at March 31, 2003. The increase in borrowings is primarily due to the company’s private placement of $220.0 million in senior notes and increased borrowings under its other credit facilities. The company has used the borrowings primarily to finance a portion of the cost of its international acquisitions and other transactions.

Income Tax Expense.    For the three month period ended March 31, 2003, the company earned income before taxes of $24.3 million and provided for income taxes of $11.9 million resulting in an effective tax rate for the quarter of 49.0%. For the three months ended March 31, 2002, the company earned income before taxes of $49.5 million and provided for income taxes of $25.7 million resulting in an effective tax rate for the quarter of 52.0%. The tax rates have been negatively impacted by the non-deductibility of losses associated with certain international operations and positively impacted by tax planning initiatives.

Net Income (Loss).    For the three month period ended March 31, 2003, the company realized net income of $12.4 million, or $0.06 per share. For the three months ended March 31, 2002, the company realized net income of $23.7 million, or $0.15 per share. Net income increased due to additional revenue from the acquisitions and other transactions and reduced discretionary spending and cost control initiatives. However, this increase was more than offset by increased professional compensation expense due to increased headcount associated with the acquisitions and other transactions and the $17.8 million charge related to a reduction in workforce recorded during the current quarter.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

Revenue.    Revenue increased $592.4 million, or 33.2%, from $1,784.4 million for the nine months ended March 31, 2002 to $2,376.8 million for the nine months ended March 31, 2003. The overall increase in revenue is primarily attributable to the acquisitions and other transactions, partially offset by revenue declines resulting from a lower average gross billing rate per hour for the nine months ended March 31, 2003 compared to the same period in the previous year. Average gross billing rates have declined due to continuous pricing pressures resulting from the challenging economic environment. Public Services, the company’s largest business unit, generated revenue growth of $95.2 million, up 13.4% over the same period in the previous year, while the Consumer and Industrial Markets business unit generated revenue growth of $63.8 million, or 28.1%, primarily as a result of the acquisitions and other transactions. Growth in the aforementioned business units was offset by revenue declines in the Communications & Content ($105.5 million, or 27.7%) and High Technology ($39.4 million, or 25.3%) business units. The uncertain economic environment has negatively impacted both business units, while the Communications & Content business unit was further impacted by the substantial completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act.

Our acquisitions and other transactions have significantly expanded our international presence and diversified our revenue base. For the nine months ended March 31, 2003, North America generated 70.1% of consolidated gross revenue, while EMEA, Asia Pacific and Latin America contributed 18.5%, 9.3% and 2.1%, respectively. By comparison, for the same period of the prior fiscal year, North America contributed 92.2% of gross revenue, with EMEA, Asia Pacific and Latin America providing 1.0%, 5.0% and 1.8%, respectively. As a result, International revenue increased $571.8 million from $137.9 million, or 7.7%, of consolidated gross revenue for the nine months ended March 31, 2003, to $709.7 million, or 29.9%, of consolidated gross revenue for the nine months ended March 31, 2003.

Gross Margin.    Gross margin as a percentage of gross revenue decreased to 23.4% compared to 25.8% for the nine months ended March 31, 2003 and 2002, respectively. This decrease is attributable to increased costs of service resulting from acquisitions and other transactions and lower initial utilization rates for the former personnel of Andersen Business Consulting in the United States, offset in part by the company’s continued efforts to limit the use of subcontractors and travel expenses, as well as other ongoing cost control initiatives. In dollar terms, gross margin increased by $96.7 million, or 21.0%, from $460.4 million for the nine months ended March 31, 2002 to $557.1 million for the nine months ended March 31, 2003. The increase in gross margin was due to an increase in revenue of $592.4 million, partially offset by:

•	A net increase in professional compensation of $361.5 million, or 50.4%, from $717.0 million in the nine months ended March 31, 2002 to $1,078.6 million in the nine months ended March 31, 2003. This increase is primarily related to the additional cost resulting from the addition of approximately 7,000 billable employees as a result of acquisitions and other transactions occurring during the first quarter of fiscal year 2003, including $9.5 million relating to common stock awards made to certain former partners of the Andersen Business Consulting practices. These increases are partially offset by savings achieved through the company’s workforce actions that have occurred over the past 12 months in response to the challenging economy.

•	A net increase in other direct contract expenses of $92.5 million, or 20.9%, from $443.0 million, or 24.8% of gross revenue, for the nine months ended March 31, 2002 to $535.5 million, or 22.5% of gross revenue, for the nine months ended March 31, 2003. The $92.5 million increase in other direct contract expenses is attributable to higher revenue levels, while the improvement in other direct contract expenses as a percentage of gross revenue to 22.5% is due to the company’s continued efforts to limit the use of subcontractors and travel related expenses.

•	A net increase in other costs of service of $41.7 million, or 25.4%, to $205.7 million for the nine months ended March 31, 2003 from $164.0 million for the nine months ended March 31, 2002. This increase is primarily due to acquisitions and other transactions, partially offset by lower levels of bad debt expense and tighter controls on discretionary spending.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets increased $17.9 million to $19.9 million for the nine months ended March 31, 2003 from $2.0 million for the nine months ended March 31, 2002. This increase in amortization expense primarily relates to $26.9 million of backlog acquired as part of our acquisitions and other transactions, which is being amortized over 12 months.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $439.3 million and $346.2 million for the nine months ended March 31, 2003 and 2002, respectively, representing an increase of $93.2 million, or 26.9%. This increase is principally due to the impact of the various acquisitions and other transactions and $26.5 million in costs associated with the company’s rebranding initiative, offset partially by reduced discretionary spending and current cost control initiatives. Selling, general and administrative expenses as a percentage of gross revenue improved to 18.5% compared to 19.4% for the nine months ended March 31, 2003 and the 2002, respectively.

Interest (Income) Expense, Net.    Interest (income) expense, net, increased $8.8 million to $8.4 million of net interest expense from $0.5 million of net interest income for the nine months ended March 31, 2003 and 2002, respectively. This increase in net interest expense is due to an increase in borrowings outstanding of $316.8 million from $7.0 million at March 31, 2002 to $323.7 million at March 31, 2003. The increase in borrowings is primarily due to the company’s borrowing of $220.0 million in August 2002 under a short-term revolving credit facility which was retired in November 2002 upon the company’s completion of a private placement of $220.0 million in senior notes. Additionally, the company has increased borrowings under its other various credit facilities. The company has used the borrowings primarily to finance a portion of the cost of its international acquisitions and other transactions.

Income Tax Expense.    For the nine month period ended March 31, 2003, the company earned income before taxes of $88.1 million and provided for income taxes of $44.1 million resulting in an effective tax rate of 50.1%. For the nine months ended March 31, 2002, the company earned income before taxes of $111.8 million and provided for income taxes of $59.1 million resulting in an effective tax rate of 52.9%. The tax rates have been negatively impacted by the non-deductibility of losses associated with certain international operations and positively impacted by tax planning initiatives.

Cumulative Effect of Change in Accounting Principle.    The company adopted SFAS No. 142 during the first fiscal quarter of the prior year (as of July 1, 2001). This standard eliminated goodwill amortization upon adoption and required an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, the company no longer amortizes goodwill, and during the nine months ended March 31, 2002, incurred a non-cash transitional impairment charge of $80.0 million (net of tax). This transitional impairment charge is a result of the change in accounting principle, which requires measuring impairments on a discounted versus an undiscounted cash flow basis.

Net Income (Loss).    For the nine months ended March 31, 2003, the company realized net income of $44.0 million, or $0.24 per share. For the nine months ended March 31, 2002, the company realized a net loss of $27.3 million, or $0.17 per share, largely due to recording a transitional impairment charge as a result of a cumulative effect of a change in accounting principle. The per share amounts of net income (loss) were further affected by the issuance of approximately 30.5 million shares of common stock in August 2002 in conjunction with the acquisition of BE Germany.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the company had a cash balance of $44.4 million, which has decreased $159.2 million from June 30, 2002 predominantly due to funding various acquisitions and other transactions around the globe. The company has funded these transactions and operations through cash generated from operations, borrowings from existing credit facilities of $103.4 million, the private placement of $220.0 million in aggregate principal of Senior Notes and the issuance of 30.5 million shares of common stock valued at $11.96 per share. The company has borrowing arrangements available including a revolving credit facility with an outstanding balance of $66.1 million at March 31, 2003 (not to exceed $250 million), and an accounts receivable financing facility with an outstanding balance of $15.0 million at March 31, 2003 (not to exceed $150 million). The $250 million revolving credit facility expires on May 29, 2005, and no borrowings under this facility are due until that time; however, management may choose to repay these borrowings at any time prior to that date. The accounts receivable purchase agreement permits sales of accounts receivable through May 23, 2003, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement.

In November 2002, the company completed a private placement of $220.0 million in aggregate principal of Senior Notes. The offering consisted of $29.0 million of 5.95% Series A Senior Notes due November 2005, $46.0 million of 6.43% Series B Senior Notes due November 2006, and $145.0 million of 6.71% Series C Senior Notes due November 2007. The Senior Notes include affirmative, negative and financial covenants, including among others, covenants restricting the company’s ability to incur liens and indebtedness and purchase the company’s securities, and requiring the company to maintain a minimum level of net worth ($847.0 million as of March 31, 2003), maintain fixed charge coverage of at least 2.00 to 1.00 (as defined), and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by the Senior Notes. The Senior Notes contain customary events of default, including cross defaults to the company’s revolving credit facility and receivables purchase facility. The proceeds from the sale of these Senior Notes were used to completely repay the company’s short-term revolving credit facility of $220.0 million, which was scheduled to mature on December 15, 2002.

The $250 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting the company’s ability to incur liens and indebtedness, purchase the company’s securities, and pay dividends and requiring the company to maintain a minimum level of net worth ($867.8 million as of March 31, 2003), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of the company’s common stock, or (ii) if within a period of six calendar months, a majority of the officers of the company’s executive committee cease to serve on its executive committee, and their terminations or departures materially affect the company’s business. The receivables purchase agreement contains covenants that are consistent with the company’s $250 million revolving credit facility and cross defaults to the $250 million revolving credit facility.

Under the transition services agreement with KPMG LLP (which generally terminates no later than February 8, 2004 for non-technology services and February 8, 2005 for technology-related services), the company contracted to receive certain infrastructure support services from KPMG LLP until the company completes the build-out of its own infrastructure. If the company terminates services prior to the end of the term for such services, the company may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. KPMG LLP and the company have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our company), and our company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. During the three months ended March 31, 2003, the company terminated certain Human Resources services for which the company has been charged $1.1 million in termination costs. Effective October 1, 2002, the company and KPMG LLP entered into an Outsourcing Services Agreement under which KPMG LLP provides certain services relating to office space that were previously provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP has agreed that for all services terminated as of December 31, 2002 under the transition services agreement the company will not be charged any termination costs, in addition to the $1.0 million paid in fiscal year 2002, and that there will be no termination costs with respect to the office-related services at the end of the three year term of the Outsourcing Services Agreement. At this time there are no terminated services for which termination costs remain unknown. The amount of termination costs that the company will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after March 31, 2003, cannot be reasonably estimated at this time. The company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the company’s consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

During fiscal year 2003, the company paid KPMG LLP $32.4 million representing KPMG LLP’s net book value of leasehold improvements purchased by KPMG LLP and used exclusively by the company. Based on information currently available, the company anticipates paying KPMG LLP approximately $40 million to $60 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) currently used by the company through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). Until the company takes ownership of these capital assets, the transition services agreement provides an off-balance sheet financing arrangement.

Cash provided by operating activities during the nine months ended March 31, 2003 was $1.2 million, principally due to cash operating results of $113.6 million (which consists of net income adjusted for the changes in deferred income taxes and other, stock awards and depreciation and amortization) partially offset by an increase in accounts receivable and unbilled revenue of $81.6 million and prepaids and other current assets of $21.5 million. The increase in accounts receivable and unbilled revenue is primarily due to the timing of engagement billings, while the increase in prepaids is primarily the result of insurance contract renewals.

Cash used in investing activities during the nine months ended March 31, 2003 was $502.7 million, principally due to $54.8 million in purchases of property and equipment (including $32.4 million for the transfer of capital assets from KPMG LLP), $31.3 million in purchases of other intangible assets primarily consisting of internal use software as part of our continued infrastructure build-out and $416.5 million paid for acquisitions and other transactions.

Cash provided by financing activities for the nine months ended March 31, 2003 was $340.5 million, principally due to net proceeds from borrowings of $312.9 million and $27.6 million from the issuance of common stock primarily relating to the company’s employee stock purchase plan.

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

Obligations and Commitments

As of March 31, 2003, the company had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Total	Payment due by period
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$297,685	$—	$106,685	$191,000	$—
Operating leases	472,807	69,269	121,384	99,731	182,423
Outsourcing services agreement	29,825	12,950	16,875	—	—

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002 the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. The company currently intends to adopt Issue 00-21 prospectively for contracts beginning after June 30, 2003. The company is currently evaluating Issue 00-21 to determine its impact, if any, on its results of operations and financial position.

Effective January 1, 2003, the company adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The standard amends FASB 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to such compensation. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, thus the company continues to account for stock based compensation in accordance with APB No. 25, “Accounting for Stock Awards to Employees.” The company has adopted the disclosure requirements of SFAS No. 148 and has made the required disclosures in its interim financial statements as of March 31, 2003, and will provide the required disclosures in its annual financial statements beginning as of June 30, 2003.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our actual results may differ from the forward-looking statements for many reasons, including:

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the availability of talented professionals to provide our services;

•	the pace of technology change;

•	the strength of our joint marketing relationships;

•	the actions of our competitors; and

•	unexpected difficulties associated with our recent acquisitions and other transactions involving BE Germany and the former Andersen Business Consulting practices.

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

Our exposure to changes in interest rates arises primarily because our indebtedness under our bank credit facilities carries variable interest rates. In anticipation of the company’s $220.0 million private placement of Senior Notes, the company entered into treasury rate locks on $125 million of five-year debt. The settlement of the treasury locks in November 2002 resulted in a gain of $0.8 million, which will convert fixed rate cash flows at 6.71% associated with $125 million of the Series C Senior Notes to a fixed rate of approximately 6.56%.

Our exposure to changes in foreign currency rates primarily relates to net investment exposure, arising from acquisitions in and working capital advances provided to certain international operations, including risk from the recent acquisitions and other transactions in Europe, Asia Pacific and Latin America.

PART I, ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Within the 90-day period prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer, Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures are adequately designed to timely notify them of material information relating to the company required to be disclosed in the company’s SEC filings.

Changes in Internal Controls

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those controls since the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

PART II, ITEM 1. LEGAL PROCEEDINGS

We are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our financial condition or results of operations.

PART II, ITEM 2. NONE

PART II, ITEM 3. NONE

PART II, ITEM 4. NONE

PART II, ITEM 5. OTHER INFORMATION

On February 6, 2003, the company named Albert L. Lord to the board of directors. Mr. Lord, 57, has served as Vice Chairman and CEO of Reston, Va.-based Sallie Mae, (NYSE:SLM) the nation’s leading provider of education funding, since 1997. Mr. Lord also serves on the boards of SS&C Technologies, Inc. (NASDAQ:SSNC) and The National Academy Foundation.

On April 29, 2003, the company named J. Terry Strange, former Vice Chairman of KPMG LLP, to the board of directors. Mr. Strange, 59, a 34-year veteran of KPMG LLP and the professional services industry, led the firm’s audit business and professional practice program.

PART II, ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits — Reference is made to the Exhibit Index.

b)	The company filed two reports on Form 8-K during the period covered by this report. The Form 8-K that was filed on January 17, 2003 reported a reduction in workforce of 450 to 550 personnel primarily in North America and Asia Pacific. The Form 8-K that was filed on January 31, 2003 reported the announcement of the Company’s financial results for the second quarter of fiscal year 2003.

Exhibit Index

10.1	Amended and Restated 2002 Long-Term Incentive Plan dated April 22, 2003.

99.1	Factors Affecting Future Financial Results.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEARINGPOINT, INC.

DATE: May 15, 2003	By:	/s/ RANDOLPH C. BLAZER
Randolph C. Blazer Chairman of the Board, Chief Executive Officer, and President Duly Authorized Officer and Principal Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: May 15, 2003	By:	/s/ ROBERT S. FALCONE
Robert S. Falcone Executive Vice President and Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Randolph C. Blazer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BearingPoint, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarter report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003	/s/ RANDOLPH C. BLAZER Randolph C. Blazer, Chairman of the Board, Chief Executive Officer, and President

I, Robert S. Falcone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BearingPoint, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarter report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 15, 2003	/s/ ROBERT S. FALCONE Robert S. Falcone, Executive Vice President, and Chief Financial Officer