Form 10-K
period 2003-06-30
BEARINGPOINT INC
filed 2003-09-29
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31451

BEARINGPOINT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3680505
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive office)	(Zip Code)

(703) 747-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.01 Par Value

Series A Junior Participating Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

As of December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1.3 billion.

The number of shares of common stock of the Registrant outstanding as of September 2, 2003 was 194,403,538.

DOCUMENTS INCORPORATED BY REFERENCE

Pertinent extracts from Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated into Part III.

Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

TABLE OF CONTENTS AND CROSS-REFERENCE INDEX

*	The information required by Items 10, 11, 12 and 13 (except for certain information regarding executive officers that is called for by Item 10, which information is contained in Part I and Equity Compensation Plan information required by Item 12, which information is contained in Part III) is incorporated herein by reference from the definitive Proxy Statement that the Company intends to file pursuant to Regulation 14A.

PART I.

Item 1.    Business

Item 1(a).    General Development of Business.

BearingPoint, Inc. (formerly KPMG Consulting, Inc. and generally referred to below as “we” or the “Company”) was incorporated as a business corporation under the laws of the State of Delaware in 1999. Our principal offices are located at 1676 International Drive, McLean, Virginia 22102-4828. Our main telephone number is 703-747-3000. Our Company previously was a part of KPMG LLP, one of the former “Big 5” accounting and tax firms. In January 2000, KPMG LLP transferred its consulting business to our Company. In February 2001 we completed our initial public offering, and on February 8, 2001 our common stock began to trade on the NASDAQ National Market under the ticker symbol “KCIN.” On October 2, 2002, the Company changed its name to BearingPoint, Inc. In connection with our name change, the Company moved to the New York Stock Exchange and began trading on October 3, 2002 under the new ticker symbol “BE.”

During the first quarter of fiscal year 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), which included employees in Germany, Switzerland and Austria. In addition, we furthered our global strategy by acquiring all or portions of selected Andersen Business Consulting practices in Brazil, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden, Switzerland, and in the United States and the consulting practice of the KPMG International member firm in Finland. We also strengthened our Latin American business with the acquisition of Ernst & Young’s Brazilian consulting practice. By significantly expanding our global reach, we have improved our ability to serve our international clients, and we have diversified our revenue base.

Item 1(b).    Financial Information about Industry Segments.

Information required by Item 1(b) is incorporated herein by reference to Note 21, “Segment Information,” of the Notes to Consolidated Financial Statements included under Item 8 of this Annual Report.

Item 1(c).    Narrative Description of Business.

Overview

We are a large business consulting, systems integration and managed services firm with approximately 15,300 employees at June 30, 2003, serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. The Company provides business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Our service offerings are designed to help our clients generate revenue, reduce costs and access information necessary to operate their business on a timely basis.

Industry Groups

Our focus on specific industries provides us with the ability to tailor our service offerings to reflect our understanding of the marketplaces in which our clients operate. During fiscal year 2003, we provided consulting services through five industry groups in which we have significant industry-specific knowledge. Beginning in fiscal year 2004, we combined our Consumer and Industrial Markets and High Technology industry groups to form the Consumer, Industrial and Technology industry group. Our industry groups during fiscal year 2003 were:

•	Public Services assists public services clients in process improvement, enterprise resource planning and Internet integration service offerings. This group also provides financial and economic advisory services to governments, corporations and financial institutions around the world. Our public services clients include federal government agencies, state and local governments, and private and public higher education institutions. In addition, this group provides services to public service healthcare agencies and private sector payor and provider companies.

•	Communications & Content provides financial, operational and technical services to wireline and wireless communications carriers, public and private utilities, cable system operators and media and entertainment service providers. Our services assist clients with business strategy development, business process flow optimization, technology integration and asset preservation.

•	Financial Services focuses on delivering strategic, operational and technology services, including new, component-based business and technical architectures that leverage existing application systems and e-business strategies and development, delivered through consumer and wholesale lines of business. Our clients in the financial services sector include banking, insurance, securities, real estate, hospitality and professional services institutions.

•	Consumer and Industrial Markets designs and delivers solutions to assist clients with business challenges such as pressure to reduce costs, industry consolidation, global competition and accelerated time-to-market. To meet these challenges, we support our clients by implementing enterprise systems and business models, redefining business processes, improving supply chain efficiency and visibility by deploying product management, advanced planning and procurement solutions, capturing and integrating customer needs in customer management solutions, and implementing alternative business and systems strategies such as managed services. We provide our clients with actionable blueprints and experience in project management. We transfer knowledge to support the current and future business initiatives of our clients. Our Consumer and Industrial Markets practice offers segment solutions to the Global 2000 and mid-market clients in these segments: Automotive and Transportation; Chemicals and Natural Resources; Consumer Packaged Goods; Industrial Markets; Oil and Gas; and Retail/Wholesale.

•	High Technology focuses on the identification and delivery of business process improvements. Areas of focus include: enterprise systems; supply chain; product lifecycle and collaboration; sales, marketing and customer care; and channel and human resource management. Our services support both global market industry leaders and fast growing businesses requiring a broad range of technology, integration, infrastructure and managed services assistance. These solutions address business challenges specific to the electronics industry (including contract manufacturers), and consumer electronics, semiconductor, hardware and network equipment manufacturers; large and emerging software companies; and life sciences clients consisting of pharmaceutical, medical device and distribution companies.

International Operations

We have multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (EMEA). We utilize this multinational network to provide consistent integrated services to our clients throughout the world.

For the year ended June 30, 2003, international operations represented 29.8% of our business (measured in revenue dollars), compared to 8.0% for the year ended June 30, 2002.

For additional information regarding the international acquisitions, see “Company Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 “Acquisitions,” of the Notes to Consolidated Financial Statements.

Our Joint Marketing Relationships

As of June 30, 2003, we had approximately 50 joint marketing relationships with key technology providers that support and complement our service offerings. We have created joint marketing relationships to enhance our ability to provide our clients with high value services. Our joint marketing relationships typically entail some combination of commitments regarding joint marketing, sales collaboration, training and service offering development.

Our most significant joint marketing and product development relationships are with Cisco Systems, Inc., Oracle Corporation, PeopleSoft, Inc., Microsoft Corporation, SAP AG, and Siebel Systems, Inc. We work together to develop comprehensive solutions to common business issues, offer the expertise required to deliver those solutions, develop new products, capitalize on joint marketing opportunities and remain at the forefront of technology advances. These joint marketing agreements help us to generate revenue since they provide a source of referrals and the ability to jointly target specific accounts.

Competition

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to those we offer. The market in which we operate includes a variety of participants, including specialized e-business consulting firms, systems consulting and implementation firms, former “Big 5” and other large accounting and consulting firms, application software firms providing implementation and modification services, service groups of computer equipment companies, outsourcing companies, systems integration companies, and general management consulting firms.

Some of our competitors have significantly greater financial, technical and marketing resources, generate greater revenue and have greater name recognition than we do. The competitive landscape is experiencing rapid changes. Over the past few years, some of the former “Big 5” accounting and consulting firms have sold their consulting businesses and another completed its initial public offering. These changes in our marketplace may create potentially larger and better capitalized competitors with enhanced abilities to attract and retain professionals. We also compete with our clients’ internal resources.

Our revenue is derived from Global 2000 companies, medium-sized companies, governmental organizations and other large enterprises. There are an increasing number of professional services firms seeking consulting engagements with these companies. We believe that the principal competitive factors in the consulting industry in which we operate include scope of services, service delivery approach, technical and industry expertise, perceived value added, objectivity of advice given, focus on achieving results, availability of appropriate resources and global reach.

Our ability to compete also depends in part on several factors beyond our control, including the ability of our competitors to hire, retain and motivate skilled professionals, the price at which others offer comparable services and our competitors’ responsiveness. There is a significant risk that this increased competition will adversely affect our financial results in the future.

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

Customer Dependence

In fiscal years 2003, 2002 and 2001, our revenue from the United States federal government was $719.0 million, $606.1 million and $482.1 million, respectively, representing 22.9%, 25.6% and 16.9% of our total revenue. A loss of all of our contracts with the United States federal government would have a material adverse effect on our business. While most of our government agency clients have the ability to unilaterally terminate their contracts, our relationships are generally not with political appointees, and we have not typically experienced a loss of federal government business with a change of administration.

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

Employees

Our Company’s future growth and success largely depends upon our ability to attract, retain and motivate qualified employees, particularly professionals with the advanced information technology skills necessary to perform the services we offer. Our professionals possess significant industry experience, understand the latest technology, and build productive business relationships. We are committed to the long-term development of our employees, and will continue to dedicate significant resources to our hiring, training and career advancement programs. We strive to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance review system and a competitive compensation philosophy that rewards individual performance and teamwork.

As of June 30, 2003, we had approximately 15,300 full-time employees, including approximately 13,100 professional consultants.

Item 1(d).    Financial Information About Geographic Areas.

Information required by Item 1(d) is incorporated herein by reference to “Results of Operations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 21, “Segment Information” of the Notes to the Consolidated Financial Statements included under Item 8 of this Annual Report.

Item 1(e).    Available Information.

Our website address is www.bearingpoint.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Form 10-K.

Item 2.     Properties

Our corporate headquarters is located in McLean, Virginia. This facility has approximately 229,000 square feet of office space. As of June 30, 2003, we used approximately 1.6 million square feet of office space in approximately 89 locations throughout the United States. Some of the spaces we occupy are used for specific client contracts or development activities while administrative personnel and professional service personnel use other spaces. In addition, as of June 30, 2003, we had approximately 81 locations in Latin America, Canada, the Asia Pacific region and Europe, the Middle East and Africa with approximately 1.3 million additional square feet of office space. All office space referred to above is leased. We believe that our facilities are adequate to meet our needs for at least the next 12 months.

Subsequent to June 30, 2003, the Company announced plans to reduce its global office space usage and exit redundant office facilities in order to eliminate excess capacity and align global office space usage with corporate benchmarks and the needs of our business. The Company expects that it will reduce global office space usage by approximately 23%. A restructuring charge of approximately $70 million, representing the future lease rentals, the unamortized cost of leasehold improvements and costs associated with consolidating facilities, will be recorded during fiscal year 2004, most of which will be recorded during the first quarter. For additional information regarding the global office space reduction see Note 22, “Subsequent Events,” of the Notes to Consolidated Financial Statements.

Item 3.     Legal Proceedings

Since August 14, 2003, various separate complaints purporting to be class actions were filed in the United States District Court for the Eastern District of Virginia alleging that we and certain of our officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that we made materially misleading statements with respect to our financial results for the first three quarters of fiscal year 2003 in our SEC filings and press releases. The complaints do not specify the amount of damages sought. We have not filed any answers, motions to dismiss or other responsive pleadings in this litigation. We intend to defend these matters vigorously.

In addition to the matters referred to above, we are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. Additional information regarding legal proceedings of the Company is incorporated by reference herein from Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included under Item 8 of this Report.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2003.

Executive Officers of the Company

Our executive officers as of June 30, 2003 are:

Randolph C. Blazer, 53, has been Chairman of the Board since February 2001 and Chief Executive Officer and President since April 2000. From 1997 until April 2000, he served as a member of a two-person executive team (including as Co-Vice Chairman of consulting for KPMG LLP from January 1997 to August 1999 and as Co-Chief Executive Officer and Co-President of the Company from August 1999 until April 2000) that directed all Company services, managing its consulting professionals within various industry lines of business around the world. From 1991 until 1997, Mr. Blazer served as partner-in-charge of KPMG LLP’s public sector consulting practice, where he oversaw all consulting products and service offerings for the line of business serving federal, state and local governments and higher education institutions.

David W. Black, 41, has been Executive Vice President, General Counsel and Secretary since April 2000. Previously, he was Executive Vice President, General Counsel and Secretary for Affiliated Computer Services, Inc., an information technology outsourcing firm, from 1995 until 2000.

Michael J. Donahue, 44, has been Group Executive Vice President and Chief Operating Officer since April 2000. Previously, he was Managing Partner, Solutions for KPMG LLP from 1997 until 2000.

Robert S. Falcone, 56, has been Executive Vice President and Chief Financial Officer since April 2003. Previously, he was Chief Financial Officer for 800.com, a telecommunications company, from 2000 until 2002, and Chief Financial Officer at Nike, Inc., a footwear and apparel manufacturer, from 1992 until 1998.

Jay H. Nussbaum, 60, has been Executive Vice President, Sales Force and Managed Services since January, 2003. Previously, he was Executive Vice President, Managed Services beginning in January 2002. From October 1998 until joining the Company, Mr. Nussbaum was Executive Vice President, Oracle Service Industries of Oracle Corporation, a software company.

Nathan H. Peck, Jr., 49, has been Executive Vice President and Chief Administrative Officer since April 2000. Previously, he was Acting Chief Financial Officer between January 2000 and June 2000. From June 1999 to June 2000, he was Chief Administrative Officer, Consulting Practice for KPMG LLP. Prior to that, Mr. Peck was Co-Practice Leader, Financial Services Consulting Practice for KPMG LLP from 1997 until 1999.

Bradley J. Schwartz, 46, has been Group Executive Vice President, Worldwide Client Service since December 2002. Previously, he was Group Executive Vice President, Worldwide Client Service for the Financial Services practice from July 2000 until December 2002, and for the Communications and Content practice from July 1999 until July 2000. Prior to that, Mr. Schwartz was a Partner at KPMG LLP from 1997 until 1999.

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

PART II.

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

Prior to October 3, 2002, our common stock was listed on the NASDAQ National Market under the ticker symbol “KCIN.” On October 2, 2002, the Company changed its name to BearingPoint, Inc. and ceased trading on the NASDAQ National Market. On October 3, 2002, the Company moved to the New York Stock Exchange and began trading under the new ticker symbol “BE.” For information regarding high and low quarterly sales prices of our common stock, see the “Quarterly Summarized Financial Information” table included under Item 7 of this Report.

Holders

At June 30, 2003, we had approximately 1,114 stockholders of record.

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

Item 6.    Selected Financial Data

The selected financial data as of June 30, 2003 and for the year then ended is derived from the consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K, audited by PricewaterhouseCoopers LLP, independent auditors. The selected financial data as of June 30, 2002 and for the years ended June 30, 2002 and 2001 are derived from the consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K, audited by Grant Thornton, LLP, independent auditors. The selected financial data as of June 30, 2001, 2000 and 1999 and for the five months ended June 30, 2000, the seven months ended January 31, 2000 and the year ended June 30, 1999 are derived from the audited historical financial statements and related notes, audited by Grant Thornton, LLP, which are not included in this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. During fiscal year 2003, we significantly expanded our international presence through a series of acquisitions. For additional information regarding international acquisitions, see Note 6, “Acquisitions” of the Notes to Consolidated Financial Statements. Selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included herein.

	Consolidated				Combined (1)
	Year Ended			Five Months Ended June 30, 2000	Seven Months Ended January 31, 2000	Year Ended June 30, 1999
	June 30, 2003	June 30, 2002	June 30, 2001
	(in thousands, except per share amounts)				(in thousands)
Revenue	$3,139,277	$2,367,627	$2,855,824	$1,105,166	$1,264,818	$1,981,536

Costs of service:
Impairment charge	—	23,914	7,827	8,000	—	—
Costs of service	2,424,006	1,742,861	2,133,250	817,800	897,173	1,381,518

Total costs of service	2,424,006	1,766,775	2,141,077	825,800	897,173	1,381,518
Gross profit	715,271	600,852	714,747	279,366	367,645	600,018
Amortization of purchased intangible assets	44,702	3,014	—	—	—	—
Amortization of goodwill	—	—	18,176	5,210	4,398	4,321
Selling, general and administrative expenses	556,097	464,806	475,090	201,720	231,270	341,424
Special payment to managing directors (2)	—	—	—	34,520	—	—

Operating income	114,472	133,032	221,481	37,916	131,977	254,273
Interest income	2,346	3,144	2,386	6,178	—	—
Interest expense	(15,075)	(2,248)	(17,175)	(16,306)	(27,339)	(25,157)
Gain on sale of assets	—	—	6,867	—	—	—
Equity in losses of affiliate and loss on redemption of equity interest in affiliate	—	—	(76,019)	(15,812)	(14,374)	(622)
Other income (expense), net	(2,677)	658	(692)	(439)	28	(111)

Income before partner distributions and benefits (1)					$90,292	$228,383

Income before taxes	99,066	134,586	136,848	11,537
Income tax expense	57,759	81,524	101,897	29,339

Income (loss) before cumulative effect of change in accounting principle	41,307	53,062	34,951	(17,802)
Cumulative effect of change in accounting principle, net of tax	—	(79,960)	—	—

Net income (loss)	41,307	(26,898)	34,951	(17,802)
Dividend on Series A Preferred Stock	—	—	(31,672)	(25,992)
Preferred stock conversion discount	—	—	(131,250)	—

Net income (loss) applicable to common stockholders	$41,307	$(26,898)	$(127,971)	$(43,794)

Earnings (loss) per share - basic and diluted:
Income before cumulative effect of change in accounting principle per share	$0.22	$0.34	$(1.19)	$(0.58)
Cumulative effect of change in accounting principle per share	—	(0.51)	—	—

Net income (loss) applicable to common stockholder per share	$0.22	$(0.17)	$(1.19)	$(0.58)

	Consolidated				Combined
	As of June 30,
	2003	2002	2001	2000	1999
Balance Sheet Data	(in thousands)
Total assets	$2,049,812	$895,131	$999,635	$951,638	$492,191
Long-term obligations	340,042	9,966	13,414	76,602	22,860
Series A mandatorily redeemable convertible preferred stock	—	—	—	1,050,000	—

(1)	As a partnership, all of KPMG LLP’s earnings were allocable to its partners. Accordingly, distributions and benefits to partners have not been reflected as an expense in our historical partnership basis financial statements through January 31, 2000. As a corporation, effective February 1, 2000, payments for services rendered by our managing directors are included as professional compensation. Likewise, as a corporation, we are subject to corporate income taxes effective February 1, 2000.
(2)	For the period from January 31, 2000 through June 30, 2000, the profits of KPMG LLP and our Company were allocated among the partners of KPMG LLP and our managing directors as if the entities had been combined through June 30, 2000. Under this agreement, our managing directors received a special payment of $34.5 million by our Company for the five-month period ended June 30, 2000.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See the “Disclosure Regarding Forward-Looking Statements.” All references to “years,” unless otherwise noted, refer to our fiscal year, which ends on June 30. For example, a reference to “2003” or “fiscal year 2003” means the 12-month period that ended on June 30, 2003.

Company Overview

BearingPoint, Inc. is a large business consulting, systems integration and managed services firm with approximately 15,300 employees at June 30, 2003, serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. The Company provides business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Our service offerings are designed to help our clients generate revenue, reduce costs and access the information necessary to operate their business on a timely basis.

Commencing with our first acquisition of an international practice (Mexico) in December 1999, the Company has been executing a strategy to develop a global business platform primarily through acquisitions. During fiscal year 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), which included approximately 3,000 employees in Germany, Switzerland and Austria. We furthered our global strategy enabling us to better serve our multinational clients by acquiring all or portions of selected Andersen Business Consulting practices in Brazil, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden, Switzerland and in the United States, and the consulting practice of the KPMG International member firm in Finland. In addition, we strengthened our Latin American business with the acquisition of Ernst & Young’s Brazilian consulting practice.

Through June 30, 2003, we have completed 32 transactions (all of which are accounted for as purchase business acquisitions, and will therefore be referred to in this Form 10-K as “acquisitions”), and we have substantial multinational operations in North America, Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (EMEA). These regional practices are organized along industry groups in which we have specialized knowledge and expertise, including Public Services, Communications & Content, Financial Services, Consumer and Industrial Markets, and High Technology. For the year ended June 30, 2003, international operations outside North America represented 29.8% of our business (measured in revenue dollars), compared to 8.0% for the year ended June 30, 2002.

The following chart provides a summary of our recent acquisitions:

Relevant Entity	Transaction Date
Andersen Business Consulting, United States	July 1, 2002
Andersen Business Consulting, Switzerland	July 1, 2002
Andersen Business Consulting, Nordics (including Finland, Norway and Sweden)	July 1, 2002
Andersen Business Consulting, Singapore	July 1, 2002
Andersen Business Consulting, South Korea	July 2, 2002
Andersen Business Consulting, Peru	August 1, 2002
Andersen Business Consulting, Spain	August 1, 2002
Andersen Business Consulting, Japan	August 1, 2002
KPMG Consulting AG (the consulting business of the German member of KPMG International)	August 22, 2002
Andersen Business Consulting, Brazil	August 23, 2002
Andersen Business Consulting, France	September 11, 2002
Business consulting practice of Ernst & Young, Brazil	September 18, 2002
Consulting business of the Finland member of KPMG International	October 1, 2002

The level of economic activity in the industries and regions we serve is a primary factor affecting the results of our operations. The pace of technological change and the type and level of technology spending by our clients also drives our business. Changes in business requirements and practices of our clients have a significant impact on the demand for the technology consulting and systems integration services we provide. The current economic downturn has negatively affected the operations of some of our clients, and in turn impacted their information technology spending. During this time, competition for new engagements and pricing pressure has remained strong. We do not expect business volumes to significantly improve during the next 12 months. We have responded to these challenging business conditions by focusing on a variety of revenue growth and cost control initiatives, including continued evaluation of the size of our workforce and required office space in relation to overall client demand for services, eliminating excess capacity and aggressively reducing discretionary costs to lower the cost of operations and maintain profit margins.

Financial Statement Presentation

The consolidated financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Certain prior period amounts have been reclassified to conform with current period presentation; such reclassifications were immaterial.

Segments

Through fiscal year 2002, the Company provided operations within five reportable segments. Our reportable segments were representative of the five major industry groups in which the Company has industry-specific knowledge, including Public Services, Communications & Content, Financial Services, Consumer and Industrial

Markets and High Technology. Upon completion of a series of international acquisitions during the first quarter of fiscal year 2003, the Company established three international operating segments (EMEA and the Asia Pacific and Latin America regions). For fiscal year 2003, the Company has eight reportable segments in addition to the Corporate/Other category. The Company’s chief operating decision maker, the Chairman and Chief Executive Officer, evaluates performance and allocates resources based upon the segments. Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Prior year information has been reclassified to reflect current year changes. Effective for fiscal year 2004, the Company combined its Consumer and Industrial Markets and High Technology industry groups to form the Consumer, Industrial and Technology industry group.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management’s estimates and assumptions are derived and continually evaluated based on available information, reasonable judgment and the Company’s experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Accounting policies and estimates that management believes are most critical to the Company’s financial condition and operating results pertain to revenue recognition (including estimates of costs to complete engagements); valuation of accounts receivable; valuation of goodwill; and effective income tax rates. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for descriptions of these and other significant accounting policies.

Revenue Recognition.    We earn revenue from a range of consulting services, including, but not limited to, business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to the clients as of the balance sheet date. Management anticipates that the collection of these amounts will occur within one year of the balance sheet date, with the exception of approximately $8.0 million related to various long-term government agencies’ contracts. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

Services:    We enter into long-term, fixed-price, time-and-materials, and cost-plus contracts to design, develop or modify multifaceted client-specific information technology systems. Such arrangements represent a significant portion of our business and are accounted for in accordance with AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Arrangements accounted for under SOP 81-1 must have a binding, legally enforceable contract in place before revenue can be recognized. Revenue under fixed-price contracts is generally recognized using the percentage-of-completion method based upon costs to the client incurred as a percentage of the total estimated costs to the client. Revenue under time-and-materials contracts is based on fixed billable rates for hours delivered plus reimbursable costs. Revenue under cost-plus contracts is recognized based upon reimbursable costs incurred plus estimated fees earned thereon.

We also enter into fixed-price and time-and-materials contracts to provide general business consulting services, including, but not limited to, systems selection or assessment, feasibility studies, and business valuation and corporate strategy services. Such arrangements are accounted for in accordance with Staff Accounting

Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue from such arrangements is recognized when: i) there is persuasive evidence of an arrangement, ii) the fee is fixed or determinable, iii) services have been rendered and payment has been contractually earned, and iv) collectibility of the related receivable or unbilled revenue is reasonably assured.

We periodically perform reviews of estimated revenue and costs on all of our contracts at an individual engagement level to assess if they are consistent with initial assumptions. Any changes to estimates are recognized on a cumulative catch-up basis in the period in which the change is identified. Loses on contracts are recognized when identified. Additionally, we enter into arrangements in which we manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Revenue from these types of arrangements is typically recognized on a ratable basis as earned over the term of the service period.

Software:    We enter into a limited number of software licensing arrangements. We recognize software license fee revenue in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” and its related interpretations. Our software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, and consulting and training services. The aggregate arrangement fee is allocated to each of the undelivered elements based upon vendor-specific evidence of fair value (“VSOE”), with the residual of the arrangement fee allocated to the delivered elements. VSOE for each individual element is determined based upon prices charged to customers when these elements are sold separately. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists, ii) delivery of the product has occurred, iii) the license fee is fixed or determinable, and iv) collectibility of the related receivable is reasonably assured. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the term of the support period. Fees allocated to other services are recognized as revenue as the services are performed. Revenue from monthly license charge or hosting arrangements is recognized on a subscription basis over the period in which the client uses the product.

Multiple-Element Arrangements for Service Offerings:    In certain arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

Valuation of Accounts Receivable.    Periodically, we review accounts receivable to reassess our estimates of collectibility. We provide valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, we provide valuation reserves for estimates of aged receivables that may be written off, based upon historical experience. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the quality of our collection efforts.

Valuation of Goodwill.    Effective July 1, 2001, the Company early-adopted the new accounting principle related to goodwill, Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a consequence, we recognized a transitional impairment loss of $80.0 million, net of tax, ($0.51 per share) as the cumulative effect of a change in accounting principle. This transitional impairment loss resulted from the change in method of measuring impairments. Upon adoption of SFAS No. 142, Goodwill is no longer amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount which the unit as a whole could be bought or sold in a current transaction between willing parties. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. Our reporting units are our North American industry groups and our international geographic segments. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each of our reporting units exceeded its respective carrying value in 2003 indicating the underlying goodwill of each unit was not impaired at the respective testing dates. We conduct our annual impairment test as of April 1 of each year. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the reporting unit’s goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The implied fair value of the reporting unit’s goodwill would become the new cost basis of the unit’s goodwill.

Effective Income Tax Rates. Determing effect income tax rates are highly dependent upon management estimates and judgments, particularly at each interim reporting date. Circumstances that could cause our estimates of effective income tax rates to change include restrictions on the use of the Company’s foreign subsidiary losses to reduce the Company’s tax burden; the preparation of our corporate income tax returns; the level of actual pre-tax income; and changes mandated as a result of audits by taxing authorities.

Significant Components of Our Statements of Operations

Revenue.    We derive substantially all of our revenue from professional service activities. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs to subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. We recognize revenue when it is realized or realizable and earned. We consider revenue to be realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, fees are fixed or determinable and collection of revenue is reasonably assured. We generally enter into long-term, fixed-price, time-and-materials and cost plus contracts to design, develop or modify multifaceted client specific information technology systems. We generally recognize the majority of our revenue on a time-and-materials or percentage-of-completion basis as services are provided (See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements).

We enter into contracts with our clients that contain varying terms and conditions. These contracts generally provide that they can be terminated without significant advance notice or penalty. Generally, in the event that a client terminates a project, the client remains obligated to pay for services performed and expenses incurred by us through the date of termination.

Professional Compensation.    Professional compensation consists of payroll and related benefits associated with client service professional staff (including costs associated with reductions in workforce).

Other Direct Contract Expenses.    As indicated above, other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software, and costs of subcontractors.

Other Costs of Service.    Other costs of service primarily consist of the costs attributable to the support of the client service professional staff, bad debt expense relating to accounts receivable, as well as other indirect costs attributable to serving our client base. These costs include occupancy costs related to office space utilized by professional staff, depreciation and amortization costs related to assets used in revenue generating activities, the costs of training and recruiting professional staff, and costs associated with professional support personnel.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets represents the amortization expense on identifiable intangible assets related to customer and market-related intangible assets which primarily resulted from the various acquisitions of businesses.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include costs related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force, and other expenses related to managing and growing our business. During fiscal year 2003, selling, general and administrative expenses also include costs associated with our rebranding effort.

Interest (Income) Expense, Net.    Interest expense reflects interest incurred on the Company’s borrowings, including interest incurred on private placement senior notes, borrowings under a receivables purchase facility and borrowings under revolving lines of credit. Interest income represents interest earned on short-term investments of available cash and cash equivalents.

Equity in Losses of Affiliate and Loss on Redemption of Equity Interest in Affiliate.    Equity in losses of affiliate and loss on redemption of equity interest in affiliate related to Qwest Cyber.Solutions LLC (“QCS”), which was established in June 1999 as a joint venture with Qwest Communications International, Inc. to provide comprehensive Internet-based application service provider, application hosting and application management services. QCS incurred cumulative losses in excess of $65 million from its inception to December 27, 2000 and periodically required additional capital to fund its operations and acquire equipment to support the expansion of its business. We decided not to make any additional capital contributions to QCS and on December 27, 2000, QCS redeemed our 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, our investment in QCS of $63.3 million ($58.5 million on a net of tax basis) was written off through a non-cash charge to earnings in December 2000.

Income Tax Expense.    The Company’s effective tax rate is significantly impacted by its level of pre-tax earnings and non-deductible expenses. Accordingly, if our pre-tax earnings grow and non-deductible expenses grow at a slower rate or decrease, our effective tax rate will decrease. Due to our high level of non-deductible travel-related expenses, and unusable foreign tax losses and credits, our effective tax rate exceeds our statutory rates.

Conversion Discount on Series A Preferred Stock.    On January 31, 2000, Cisco Systems, Inc. (“Cisco”) purchased 5 million shares of our Series A Preferred Stock for $1.05 billion. On September 15, 2000, Cisco and KPMG LLP agreed that immediately prior to the closing of our initial public offering, KPMG LLP would purchase 2.5 million shares of Series A Preferred Stock from Cisco for $525 million. Our agreement with Cisco required us to repurchase that number of shares of our Series A Preferred Stock that would result in Cisco owning 9.9% of our common stock following the conversion and the initial public offering. At the initial public offering price of $18.00 there was a 20%, or $262.5 million conversion discount, such that the Series A Preferred Stock would convert into our common stock at $14.40 per share for an equivalent of 72.9 million shares. On November 29, 2000, KPMG LLP agreed to convert all of the Series A Preferred Stock it agreed to acquire from Cisco at the initial public offering price without any conversion discount. Thus, the net amount of the beneficial conversion feature (after deducting the amount of the conversion discount foregone by KPMG LLP) was $131.3 million. The intrinsic value (i.e., the “beneficial conversion feature”) ascribable to the Series A Preferred Stock as a result of the discounted conversion price was reflected as a preferred dividend and a reduction of net income available to common stockholders as of the date of the initial public offering (See Note 14, “Series A Mandatorily Reedemable Convertible Preferred Stock,” of the Notes to Consolidated Financial Statements).

Results of Operations

The following table sets forth the percentage of revenue represented by items in our consolidated income statements for the periods presented.

	Year Ended June 30,
	2003	2002	2001
Revenue	100%	100%	100%

Costs of service:
Professional compensation	45	40	38
Other direct contract expenses	23	25	26
Other costs of service	9	9	11
Impairment charge	—	1	n/m

Total costs of service	77	75	75

Gross profit	23	25	25
Amortization of purchased intangible assets	1	n/m	—
Amortization of goodwill	—	—	n/m
Selling, general and administrative expenses	18	20	17

Operating income	4	5	8
Interest income	n/m	n/m	n/m
Interest expense	n/m	n/m	n/m
Gain on sale of assets	—	—	n/m
Equity in losses of affiliate and loss on redemption of equity
interest in affiliate	—	—	(3)
Other income (expense), net	n/m	n/m	n/m

Income before taxes	3	5	5
Income tax expense	2	3	4

Income (loss) before cumulative effect of change in accounting principle	1	2	1
Cumulative effect of change in accounting principle, net of tax	—	(3)	—

Net income (loss)	1	(1)	1
Dividend on Series A Preferred Stock	—	—	(1)
Preferred stock conversion discount	—	—	(5)

Net income (loss) applicable to common stockholders	1%	(1)%	(5)%

n/m = not meaningful

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Revenue.    Revenue increased $771.7 million, or 32.6%, from $2,367.6 million in the year ended June 30, 2002, compared to $3,139.3 million in the year ended June 30, 2003. The overall increase in revenue was predominantly due to the impact of the acquisitions completed during the first half of fiscal year 2003. Our three international operating segments (i.e. EMEA and the Asia Pacific and Latin America regions) accounted for $746.3 million, or 96.7%, of the global revenue increase, principally resulting from the aforementioned acquisitions. Total North America revenue increased by $30.6 million, or 1.4%, to $2.2 billion as increases in three of our North America business units (Public Services, Financial Services and Consumer and Industrial Markets) were nearly completely offset by declines in the Communications & Content and High Technology business units. North America revenue was positively impacted by personnel acquired from Andersen Business Consulting during the first quarter of fiscal year 2003 as engagement hours increased by 5.6%; however, a decline in the average gross bill rate per hour for the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002 partially offset the higher level of engagement hours. Average gross billing rates in certain markets have declined due to continuous pricing pressures resulting from the challenging economic environment.

Our acquisitions completed in the first half of fiscal year 2003 significantly expanded our international presence and diversified our revenue base. For the fiscal year ended June 30, 2003, North America generated 70.3% of consolidated gross revenue, while EMEA, Asia Pacific and Latin America contributed 18.1%, 9.3% and 2.3%, respectively. By comparison, for the fiscal year ended June 30, 2002, North America contributed 92.0% of consolidated gross revenue, with EMEA, Asia Pacific and Latin America providing 0.7%, 5.4% and 1.9%, respectively.

Gross Profit.    Gross profit as a percentage of revenue declined to 22.8% for the fiscal year ended June 30, 2003, compared to 25.4% for the fiscal year ended June 30, 2002. This decline is mainly attributable to an increase in professional compensation expense in relation to revenue resulting from the addition of approximately 7,000 billable employees in connection with the acquisitions completed in the first half of fiscal year 2003, offset in part by the Company’s continued focus on a variety of revenue growth and cost control initiatives, including continued evaluation of required office space and the size of our workforce in relation to overall client demand for services. In dollar terms, gross profit increased by $114.4 million, or 19.0%, from $600.9 million for the year ended June 30, 2002, to $715.3 million for the year ended June 30, 2003. The increase in gross profit was due to an increase in revenue of $771.7 million described above, offset by:

•	A net increase in professional compensation of $481.9 million, or 51.2%, from $940.8 million for the year ended June 30, 2002, to $1,422.7 million for the year ended June 30, 2003. This increase is primarily related to the additional compensation expense in relation to revenue resulting from the addition of approximately 7,000 billable employees as a result of acquisitions completed in the first half of fiscal year 2003, including $13.5 million relating to common stock awards made to certain former partners of the Andersen Business Consulting practices. These increases are partially offset by savings achieved though the Company’s workforce reduction actions that have occurred over the past 12 months in response to the challenging economy.

•	A net increase in other direct contract expenses of $128.6 million, or 21.7%, from $592.6 million, or 25.0% of revenue, for the year ended June 30, 2002, to $721.2 million, or 23.0% of revenue, for the year ended June 30, 2003. The $128.6 million increase in other direct contract expenses is attributable to higher revenue levels, while the improvement in other direct contract expenses as a percentage of revenue to 23.0% is due to the Company’s continued efforts to limit the use of subcontractors and travel-related expenses.

•	A net increase in other costs of service of $70.7 million, or 33.8%, from $209.4 million for the year ended June 30, 2002, to $280.1 million for the year ended June 30, 2003. This increase is primarily due to an increase in other costs of service resulting from the acquisitions completed in the first half of fiscal year 2003, partially offset by lower levels of bad debt expense and tighter controls on discretionary spending.

•	An impairment charge of $23.9 million ($20.8 million net of tax) recorded in the year ended June 30, 2002, primarily related to the write down of equity investments by $16.0 million and software licenses held for sale by $7.6 million.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets increased $41.7 million to $44.7 million for the year ended June 30, 2003, from $3.0 million for the year ended June 30, 2002. This increase in amortization expense primarily relates to $45.7 million of order backlog, customer contracts and related customer relationships acquired as part of our acquisitions, which is being amortized over 12 to 15 months.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $91.3 million, or 19.6%, from $464.8 million for the year ended June 30, 2002, to $556.1 million for the year ended June 30, 2003. This increase is principally due to the impact of the acquisitions completed in the first half of fiscal year 2003 and $28.2 million in costs associated with the Company’s rebranding initiative, offset partially by reduced discretionary spending and current cost control initiatives. Selling, general and administrative expenses as a percentage of gross revenue improved to 17.7% compared to 19.6% for the year ended June 30, 2003 and 2002, respectively.

Interest Income (Expense), Net.    Interest income (expense), net, decreased $13.6 million to $12.7 million of net interest expense from $0.9 million of net interest income for the year ended June 30, 2003 and 2002, respectively. This increase in net interest expense is due to an increase in borrowings outstanding of $275.3 million from $1.8 million at June 30, 2002 to $277.2 million at June 30, 2003. The increase in borrowings is primarily due to the Company’s borrowing of $220.0 million in August 2002 under a short-term revolving credit facility, which was retired in November 2002 upon the Company’s completion of a private placement of $220.0 million in senior notes. Additionally, the Company has increased borrowings under its other credit facilities. The Company has used the borrowings primarily to finance a portion of the cost of its acquisitions completed during the first half of fiscal year 2003.

Income Tax Expense.    For the year ended June 30, 2003, the Company earned income before taxes of $99.1 million and provided for income taxes of $57.8 million, resulting in an effective tax rate of 58.3%. For the year ended June 30, 2002, the Company earned income before taxes of $134.6 million and provided for income taxes of $81.5 million, resulting in an effective tax rate of 60.6%. The Company’s effective tax rate continues to be negatively impacted because tax laws restrict the use of the Company’s foreign subsidiary losses to reduce the Company’s tax burden.

Cumulative Effect of Change in Accounting Principle.    The Company adopted SFAS No. 142 during the first quarter of the fiscal year ended June 30, 2002 (as of July 1, 2001). This standard eliminated goodwill amortization upon adoption and required an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, the Company no longer amortizes goodwill, and during the fiscal year ended June 30, 2002, incurred a non-cash transitional impairment charge of $80.0 million (net of tax). This transitional impairment charge is a result of the change in accounting principle, which requires measuring impairments on a discounted rather than undiscounted cash flow basis.

Net Income (Loss).    For the fiscal year ended June 30, 2003, the Company realized net income of $41.3 million, or $0.22 per share. For the fiscal year ended June 30, 2002, the Company incurred a net loss of $26.9 million, or $0.17 loss per share. Included in the prior year’s results is the cumulative effect of a change in accounting principle of $80.0 million (net of tax) and an impairment charge of $20.8 million (net of tax) related to the write down of equity investments and software licenses held for sale.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Revenue.    Revenue decreased $488.2 million, or 17.1%, from $2,855.8 million in the year ended June 30, 2001, to $2,367.6 million in the year ended June 30, 2002. This overall decrease was primarily attributable to a slower economy, which significantly impacted the financial services and high technology businesses with year- over-year declines of 50.4% and 57.6%, respectively. Public Services remained strong with growth of 10.9% and international revenue also grew by 32.8%, which was largely due to the acquisitions of the Australia and Southeast Asia consulting practices.

Gross Profit.    Gross profit as a percentage of revenue improved slightly to 25.4% from 25.0% for the years ended June 30, 2002 and 2001, respectively. Despite the decrease in revenue discussed above, the Company was able to maintain its gross profit percentage as a result of its continued focus on expense control.

In dollar terms, gross profit decreased by $113.9 million, or 15.9%, from $714.7 million for the year ended June 30, 2001, to $600.9 million for the year ended June 30, 2002. The decrease in gross profit was due to a decline in revenue of $488.2 million described above, offset by:

•	A net decrease in professional compensation of $143.9 million, or 13.3%, to $940.8 million compared to $1,084.8 million in the prior year. This decrease was predominantly due to the Company’s reduction in workforce actions, taken in the second and fourth quarters of fiscal year 2002 and the fourth quarter of fiscal year 2001. Overall the Company’s average billable headcount has declined from approximately 8,900 in fiscal year 2001 to 8,100 in fiscal year 2002. Additionally, incentive compensation accruals were also lower as a result of the decrease in Company earnings.

•	A net decrease in other direct contract expenses of $159.3 million, or 21.2%, to $592.6 million, representing 25.0% of revenue, compared to $752.0 million, or 26.3% of revenue in the prior year. The decline as a percentage of revenue was a direct result of the Company’s efforts to limit the use of subcontractors whenever possible, utilizing existing resources, and reduced travel-related expenses.

•	A net decrease in other costs of service of $87.2 million, or 29.4%, to $209.4 million from $296.5 million, was primarily due to a decrease in bad debt expense of $29.2 million, reduced training costs of $23.0 million, tighter controls on discretionary expenses, and reduced headcount.

•	During fiscal year 2002, the Company recorded an impairment charge of $23.9 million ($20.8 million net of tax) primarily to write down equity investments by $16.0 million and software licenses held for sale by $7.6 million. These charges eliminated the Company’s exposure to loss related to equity investments and software licenses held for sale. The Company’s impairment charge of $7.8 million ($4.6 million net of tax) in fiscal year 2001 related to software licenses held for sale.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets decreased by $15.2 million to $3.0 million for fiscal year 2002 as a result of the Company electing to early-adopt SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated goodwill amortization.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $464.8 million for the year ended June 30, 2002. This reflects a decrease of $10.3 million, or 2.2%, from $475.1 million in fiscal year 2001, which was primarily due to lower levels of practice development expenses.

Interest Income.    Interest income increased $0.8 million, or 31.8%, from $2.4 million during fiscal year 2001 to $3.1 million for fiscal year 2002. This increase was primarily due to the Company’s increase in short term investments due to an increase of $157.7 million in its cash and cash equivalents position to $203.6 million at June 30, 2002 from $45.9 million at June 30, 2001.

Interest Expense.    Interest expense decreased $14.9 million, or 86.9%, from $17.2 million to $2.2 million for the year ended June 30, 2001 and 2002, respectively. This decrease was due to a repayment of all outstanding borrowings under our credit facility during fiscal year 2001, resulting from the use of proceeds from our initial public offering, and improvements made in our management of client billings and collections. This improvement is evidenced by the further reduction in our days sales outstanding from 68 days at June 30, 2001 to 55 days at June 30, 2002.

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

Cumulative Effect of Change in Accounting Principle.    The Company elected to early-adopt SFAS No. 142 as of July 1, 2001. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, the Company did not amortize goodwill during the year ended June 30, 2002, and incurred a non-cash transitional impairment charge of $80.0 million, net of tax. This transitional impairment charge was a result of the change in accounting principles to measuring impairments on a discounted versus an undiscounted cash flow basis.

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

Net Income (Loss) Applicable to Common Stockholders.    For the year ended June 30, 2002, the Company incurred a net loss applicable to common stockholders of $26.9 million, or $0.17 per share. For the year ended June 30, 2001, the Company incurred a net loss applicable to common stockholders of $128.0 million, or $1.19 per share. Both periods’ results were impacted by significant one-time or nonrecurring charges, as described above.

Industry Results

Through fiscal year 2002, the Company provided operations within five reportable segments. Our reportable segments were representative of our five major industry groups. Upon the completion of a series of international acquisitions during the first quarter of fiscal year 2003, the Company established three international operating segments (i.e., EMEA and the Asia Pacific and Latin America regions). For fiscal year 2003, the Company has eight reportable segments in addition to the Corporate/Other category. Prior year information has been reclassified to reflect fiscal year 2003 presentation. Effective for fiscal year 2004, the Company combined its Consumer and Industrial Market and High Technology industry groups to form the Consumer, Industrial and Technology industry group.

	Year Ended June 30,
	2003	2002	2001
	(in thousands)
Revenue:
Public Services	$1,094,754	$966,422	$871,597
Communications & Content	350,694	473,269	551,089
Financial Services	236,773	229,993	463,930
Consumer and Industrial Markets	368,692	311,144	367,433
High Technology	155,251	194,751	459,448
EMEA	567,581	16,089	18,311
Asia Pacific	293,258	128,145	60,620
Latin America	73,743	44,054	62,800
Corporate/Other (1)	(1,469)	3,760	596

Total	$3,139,277	$2,367,627	$2,855,824

Revenue %:
Public Services	35%	41%	31%
Communications & Content	11%	20%	19%
Financial Services	8%	10%	16%
Consumer and Industrial Markets	12%	13%	13%
High Technology	5%	8%	16%
EMEA	18%	1%	1%
Asia Pacific	9%	5%	2%
Latin America	2%	2%	2%
Corporate/Other (1)	n/m	n/m	n/m

Total	100%	100%	100%

Gross profit (loss):
Public Services	$350,237	$342,198	$277,145
Communications & Content	112,892	141,592	161,686
Financial Services	69,262	46,771	91,819
Consumer and Industrial Markets	98,324	100,550	112,379
High Technology	43,847	51,689	151,292
EMEA	108,963	1,917	680
Asia Pacific	48,342	11,151	8,069
Latin America	23,465	3,212	(8,089)
Corporate/Other (1)	(140,061)	(98,228)	(80,234)

Total	$715,271	$600,852	$714,747

Gross profit (loss) %:
Public Services	49%	57%	39%
Communications & Content	16%	23%	22%
Financial Services	10%	8%	13%
Consumer and Industrial Markets	14%	17%	16%
High Technology	6%	9%	21%
EMEA	15%	n/m	n/m
Asia Pacific	7%	2%	1%
Latin America	3%	n/m	-1%
Corporate/Other (1)	(20%)	(16%)	(11%)

Total	100%	100%	100%

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

n/m = not meaningful

Public Services, the Company’s largest business unit, generated revenue in the year ended June 30, 2003 of $1,094.8 million, representing an increase of $128.3 million, or 13.3%, over the year ended June 30, 2002. This increase was predominantly due to growth in the Federal and State and Local business segments, driven by an 11.6% increase in engagement hours as gross billing rates were consistent year over year. Gross profit declined to 32.0% of revenue in fiscal year 2003 from 35.4% of revenue in fiscal year 2002. The decline in gross profit percentage was principally due to higher solution development costs, coupled with an increase in compensation expense.

Communications & Content generated revenue of $350.7 million in the year ended June 30, 2003, representing a decline of $122.6 million, or 25.9%, over the year ended June 30, 2002. This decline was primarily the result of reduced spending in the telecommunications industry and the Company’s completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act, resulting in a 23.5% decrease in engagement hours and a slight decline in the gross billing rate year over year. Gross profit increased to 32.2% of revenue in fiscal year 2003 from 29.9% of revenue in fiscal year 2002. The improvement in gross profit was principally due to reduced reliance on subcontractors in fiscal year 2003, as well as an impairment charge related to software licenses in fiscal year 2002.

Financial Services generated revenue in the year ended June 30, 2003 of $236.8 million, representing growth of $6.8 million, or 2.9%, over the year ended June 30, 2002. The increase in revenue was principally due to an increase in engagement hours as gross billing rates were consistent year over year. Gross profit increased to 29.3% of revenue in fiscal year 2003 from 20.3% of revenue in fiscal year 2002. The improvement in gross profit was principally due to revenue growth combined with declines in all costs of service expense margins in fiscal year 2003.

Consumer and Industrial Markets generated revenue in the year ended June 30, 2003 of $368.7 million, representing growth of $57.5 million, or 18.5%, over the year ended June 30, 2002. This business unit received the greatest revenue and resource impact from personnel hired from Andersen Business Consulting in the United States. The growth in revenue was principally due to a 31.0% increase in engagement hours, partially offset by a 9.5% decline in the gross billing rate year over year. Gross profit declined to 26.7% of revenue in fiscal year 2003 from 32.3% of revenue in fiscal year 2002. The decline in gross profit was principally due to a decline in the gross billing rate, increased compensation as a result of the change in the mix of resources, as well as the hiring of Andersen Business Consulting personnel.

High Technology generated revenue for the year of $155.3 million, representing a decrease of $39.5 million, or 20.3% over the previous year. This decrease in revenue was primarily attributable to a 30.7% decline in the gross billing rate, principally the result of pricing pressures driven by the sluggish economy, partially offset by a 15.0% increase in engagement hours. Gross profit increased to 28.2% of revenue in fiscal year 2003 from 26.5% of revenue in fiscal year 2002. The improvement in gross profit was principally due to reduced reliance on subcontractors in fiscal year 2003, as well as reduced levels of bad debt expense as a result of the decline in revenues.

EMEA generated revenue of $567.6 million for fiscal year 2003 and $16.1 million in fiscal year 2002. The increase in revenue was predominantly due to the impact of the acquisitions completed during the first half of fiscal year 2003. Gross profit improved to 19.2% of revenue in fiscal year 2003 from 11.9% of revenue in fiscal year 2002. The improvement in gross profit was principally due to reduced reliance on subcontractors in fiscal year 2003 as we have increased and diversified our resources and offerings in this region.

Asia Pacific generated revenue of $293.3 million for fiscal year 2003, representing an increase of $165.1 million over the previous fiscal year. The increase in revenue was predominantly due to the impact of the acquisitions completed during the first half of fiscal year 2003, coupled with organic growth in the region. Gross profit improved to 16.5% of revenue in fiscal year 2003 from 8.7% of revenue in fiscal year 2002. The improvement in gross profit was principally due to higher revenue combined with declines in all costs of service expense margins in fiscal year 2003.

Latin America generated revenue of $73.7 million for fiscal year 2003, representing an increase of $29.7 million over the previous fiscal year. The increase in revenue was predominantly due to the impact of the acquisitions completed during the first half of fiscal year 2003, coupled with organic growth in the region. Gross profit improved to 31.8% of revenue in fiscal year 2003 from 7.3% of revenue in fiscal year 2002. The improvement in gross profit was principally due to higher revenue combined with declines in all costs of service expense margins in fiscal year 2003.

Quarterly Summarized Financial Information

Restatement

BearingPoint experienced significant activity for the fiscal year ended June 30, 2003. During this period, the Company considerably expanded its global presence adding consulting resources in 8 additional countries through 15 purchase business acquisitions for an aggregate purchase price of $800 million. In August 2003, the Company reported that it would restate its financial results for the first three quarters of fiscal year 2003. The restatements will require the Company to amend our previously filed form 10-Q’s for each of the quarterly periods within 2003. We are currently in the process of preparing these amendments to our previously filed Form 10-Q’s. The restatements occurred in the following general areas:

•	Purchase accounting resulting from the application of SFAS No. 141 “Business Combinations” and EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”;

•	Revenue recognition related to contract accounting and the application of SOP 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts”;

•	The accounting treatment of accrued liabilities and the use of estimated months to account for operations subsequent to certain international business acquisitions; and

•	The accounting treatment of stock awards and related shareholder notes.

In total these adjustments resulted in a decrease in previously reported net income and earnings per share in the first, second and third quarters of fiscal year 2003 of $2.9 million, or $0.02 per share, $1.8 million or $0.01 per share and $8.2 million, or $0.04 per share, respectively.

Summarized below is a more detailed discussion of the restatements along with a comparison of the amounts previously reported in the statement of operations in our Form 10-Q’s for the months ended September 30, December 31, and March 31, 2003, respectively.

Purchase Accounting

During the quarter ended September 30, 2002, the Company completed various acquisitions that were accounted for as purchase business acquisitions, resulting in approximately $26.4 million in identified intangible assets. These acquisitions included the purchase of KPMG Consulting AG, a substantial consulting practice in Germany, and the purchase of all or parts of a number of Andersen Business Consulting practices worldwide. The Company completed preliminary purchase price allocations to allocate the purchase prices to acquired assets and assumed liabilities. The excess of the cost of the acquired entities over the amounts assigned to the acquired assets and liabilities assumed was recognized as goodwill. As part of the initial purchase price allocation, value was ascribed to only contractual backlog (order backlog) and a trade name. This additional allocation was determined to be too low, and accordingly, an additional $20.8 million of value for identified intangible assets related to customer contracts and related customer relationships was allocated to these identified intangible assets with a corresponding reduction to goodwill. The additional intangible assets are being amortized over useful lives ranging from 12 to 15 months. As a result, approximately $3.0 million, $4.2 million and $4.6 million of incremental amortization of purchased intangible assets were recorded in the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003, respectively.

During the fiscal year ended June 30, 2003 the Company completed a series of restructurings related to many of its purchase business acquisitions increasing goodwill by approximately $2.2 million and $3.1 million for the quarters ended December 31, 2002 and March 31, 2003, respectively, for certain charges relating to exiting from leased facilities. It was determined that these charges did not satisfy the criteria to be included in purchase accounting in accordance with EITF 95-3, and were therefore deducted from goodwill and charged to costs of service.

Contract Accounting

In one of our international consulting practices, we identified an accumulation of work in process on our balance sheet. The Company identified approximately $0.9 million, $2.5 million and $2.4 million in revenue related to pre-contract activities that was inappropriately recognized in the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003, respectively. As such, these amounts have been reversed from revenue, as no contractual arrangement existed at the time the amounts were recorded and recovery of these costs were not considered probable.

In addition, the Company identified certain circumstances where the percentage of completion method as prescribed under Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” was not appropriately applied. On a combined net basis, approximately $1.9 million and $2.4 million have been reversed from revenue in the quarters ended September 30, 2002 and March 31, 2003, respectively, and approximately $8.5 million of additional revenue was recognized in the quarter ended December 31, 2002. In addition, costs of service was reduced by approximately $0.9 million and $1.1 million in the quarters ended September 30, 2002 and March 31, 2003, respectively, and increased by $0.2 million in the quarter ended December 31, 2002.

Accruals

During fiscal 2003, we recorded accrued liabilities for our fringe benefits based on cost factors associated with projected labor hours. During fiscal 2003, we did not adjust the accrual as assumptions were revised. As a result, adjustments related to correct the calculated fringe benefit accruals of approximately $0.8 million and $4.9 million reduced costs of service for the quarters ended September 30, 2002 and December 31, 2002, respectively, and increased costs of service by approximately $0.4 million for the quarter ended March 31, 2003.

In connection with an increase in its deductible for its professional indemnity insurance, the Company established an accrued liability of $2.2 million during the quarter ended March 31, 2003. This accrued liability was determined to be unwarranted and was therefore reversed, resulting in a reduction to selling, general and administrative expenses.

During the first quarter of fiscal year 2003, the Company completed a number of business acquisitions. At the end of the first post-transaction fiscal reporting period (the quarter ended September 30, 2002), certain of the entities were not able to close their books on a timely basis for U.S. public reporting purposes. As a result, the Company, in an effort to conform to a fiscal year convention, recorded an “estimated month” income statement and a net asset or liability account on the balance sheet for those entities. The Company has restated the respective quarters on a conforming fiscal period end, and has eliminated the effect of the “estimated month”. The Company reduced revenue by $12.5 million and $4.5 million for the quarters ended September 30, 2002 and December 31, 2002, respectively, and increased revenue by $2.5 million for the quarter ended March 31, 2003; decreased costs of service by $10.5 million and $1.4 million for the quarters ended September 30, 2002 and December 31, 2002, respectively, and increased costs of service by $4.0 million for the quarter ended March 31, 2003; reduced selling, general and administrative expenses by $1.3 million and $0.6 million for the quarters ended September 30, 2002 and March 31, 2003, respectively, and increased selling, general and administrative expenses by $0.4 million for the quarter ended December 31, 2002.

Stock awards and shareholders notes

It was determined that the historical accounting applied to certain stock awards and shareholder notes was not appropriate. Therefore, reserves recorded against such shareholder notes during the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003 were not appropriate. Therefore, these reserves were reversed, decreasing selling, general and administrative expenses by approximately $1.5 million, $2.3 million and $2.3 million for the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003, respectively.

Other adjustments impacting net income

Other adjustments recorded that were identified through both timely quarterly reviews as well as during the year-end closing process and ordinary course of the audit. These adjustments were not material either individually or in the aggregate to income before taxes.

Reclassifications not impacting net income

Statement of operations reclassification adjustments were identified through both timely quarterly reviews as well as during the year-end closing process and ordinary course of the audit. The reclassifications are being made to conform the amounts previously reported to the restated presentations. These reclassifications do not impact net income.

The following table outlines the effects of the aforementioned adjustments for the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003.

Statement of Operations:

	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
		(as restated)	(as restated)	(as restated)
			(In thousands, except share and per share amounts)
Revenue	$780,135	$818,870	$807,573	$732,699	$583,213	$582,305	$593,218	$608,891
Costs of service	607,846	644,222	609,307	562,631	442,777	418,782	460,289	444,927

Gross Profit	172,289	174,648	198,266	170,068	140,436	163,523	132,929	163,964
Amortization of purchased intangible assets	12,972	12,396	11,321	8,013	1,004	1,005	1,005	—
Selling, general and administrative expenses	130,990	141,526	149,810	133,771	118,646	112,990	113,985	119,185

Operating income	28,327	20,726	37,135	28,284	20,786	49,528	17,939	44,779
Interest/other income (expense), net	(4,777)	(6,014)	(3,159)	(1,456)	2,006	(54)	202	(600)

Income before taxes	23,550	14,712	33,976	26,828	22,792	49,474	18,141	44,179
Income tax expense	13,244	10,571	19,427	14,517	22,388	25,726	11,547	21,863

Income before cumulative effect of change in accounting principle	10,306	4,141	14,549	12,311	404	23,748	6,594	22,316
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	(79,960)

Net income (loss)	$10,306	$4,141	$14,549	$12,311	$404	$23,748	$6,594	$(57,644)

Net income (loss) per share—basic and diluted*	$0.05	$0.02	$0.08	$0.07	$—	$0.15	$0.04	$(0.36)

Stock Price
High	$10.68	$8.24	$9.02	$13.58	$21.17	$21.07	$18.40	$15.40
Low	$5.98	$5.93	$5.32	$6.24	$13.11	$15.84	$11.00	$9.41

*	Three months ended September 30, 2001 includes a $0.51 loss for the cumulative effect of change in accounting principle.

24.1

The following table presents unaudited quarterly financial information for each of the last eight quarters. In management’s opinion, the quarterly information contains all adjustments necessary to fairly present such information. As a professional services organization, the Company anticipates and responds to service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its services are provided. Therefore, the Company may experience variability in its operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period.

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2003	2003	2002	2002	2002	2002	2001	2001
		(as restated)	(as restated)	(as restated)
	(in thousands, except share and per share amounts)
Revenue	$780,135	$818,870	$807,573	$732,699	$583,213	$582,305	$593,218	$608,891

Costs of service:
Professional compensation	354,000	379,682	351,581	337,428	223,791	224,206	247,746	245,086
Other direct contract expenses	186,956	192,598	181,854	159,809	149,644	143,254	155,543	144,193
Impairment charge	—	—	—	—	21,414	—	2,500	—
Other costs of service	66,890	71,942	75,872	65,394	47,928	51,322	54,500	55,648

Total costs of service	607,846	644,222	609,307	562,631	442,777	418,782	460,289	444,927

Gross profit	172,289	174,648	198,266	170,068	140,436	163,523	132,929	163,964
Amortization of purchased intangible assets	12,972	12,396	11,321	8,013	1,004	1,005	1,005	—
Selling, general and administrative expenses	130,990	141,526	149,810	133,771	118,646	112,990	113,985	119,185

Operating income	28,327	20,726	37,135	28,284	20,786	49,528	17,939	44,779
Interest income	832	446	584	484	978	878	518	770
Interest expense	(4,385)	(5,028)	(3,466)	(2,196)	(533)	(601)	(491)	(623)
Other income (expense), net	(1,224)	(1,432)	(277)	256	1,561	(331)	175	(747)

Income before taxes	23,550	14,712	33,976	26,828	22,792	49,474	18,141	44,179
Income tax expense	13,244	10,571	19,427	14,517	22,388	25,726	11,547	21,863

Income before cumulative effect of change in accounting principle	10,306	4,141	14,549	12,311	404	23,748	6,594	22,316
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	(79,960)

Net income (loss)	$10,306	$4,141	$14,549	$12,311	$404	$23,748	$6,594	$(57,644)

Net income (loss) per share—basic and diluted*	$0.05	$0.02	$0.08	$0.07	$—	$0.15	$0.04	$(0.36)

Stock Price
High	$10.68	$8.24	$9.02	$13.58	$21.17	$21.07	$18.40	$15.40
Low	$5.98	$5.93	$5.32	$6.24	$13.11	$15.84	$11.00	$9.41

*	Three months ended September 30, 2001 includes a $0.51 loss for the cumulative effect of change in accounting principle.

Liquidity and Capital Resources

At June 30, 2003, the Company had a cash balance of $105.2 million, which has decreased $98.4 million from June 30, 2002, predominantly due to funding various acquisitions around the globe. The Company has funded these transactions and operations through cash generated from operations, borrowings from existing credit facilities of $57.2 million, the private placement of $220.0 million in aggregate principal of Senior Notes and the issuance of 30.5 million shares of common stock valued at $11.96 per share. The Company has borrowing arrangements available including a revolving credit facility with an outstanding balance of $31.5 million at June 30, 2003 (not to exceed $250 million), and an accounts receivable financing facility with no outstanding balance at June 30, 2003 (not to exceed $150 million). The $250 million revolving credit facility expires on May 29, 2005, and no borrowings under this facility are due until that time; however, management may choose to repay these borrowings at any time prior to that date. The accounts receivable purchase agreement permits sales of accounts receivable through May 21, 2004, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement.

In November 2002, the Company completed a private placement of $220.0 million in aggregate principal of Senior Notes. The offering consisted of $29.0 million of 5.95% Series A Senior Notes due November 2005, $46.0 million of 6.43% Series B Senior Notes due November 2006, and $145.0 million of 6.71% Series C Senior Notes due November 2007. The Senior Notes include affirmative, negative and financial covenants, including among others, covenants restricting the Company’s ability to incur liens and indebtedness and purchase the Company’s securities, and requiring the Company to maintain a minimum level of net worth ($847.3 million as of June 30, 2003), maintain fixed charge coverage of at least 2.00 to 1.00 (as defined), and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by the Senior Notes. The Senior Notes contain customary events of default, including cross defaults to the Company’s revolving credit facility and receivables purchase facility. The proceeds from the sale of these Senior Notes were used to completely repay the Company’s short-term revolving credit facility of $220.0 million, which was scheduled to mature on December 15, 2002.

The $250 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting the Company’s ability to incur liens and indebtedness, purchase the Company’s securities, and pay dividends and requiring the Company to maintain a minimum level of net worth ($869.6 million as of June 30, 2003), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of the Company’s common stock, or (ii) if within a period of six calendar months, a majority of the officers of the Company’s executive committee cease to serve on its executive committee, and their terminations or departures materially affect the Company’s business. The receivables purchase agreement contains covenants that are consistent with the Company’s $250 million revolving credit facility and cross defaults to the $250 million revolving credit facility.

Cash provided by operating activities during the fiscal year ended June 30, 2003 was $154.0 million, principally due to cash operating results of $149.8 million (which consists of net income adjusted for the changes in deferred income taxes, stock awards and depreciation and amortization) and a net change in working capital items of $4.1 million.

Cash used in investing activities during the fiscal year ended June 30, 2003 was $548.3 million, principally due to $126.1 million in purchases of property and equipment (including $32.4 million for the transfer of capital assets from KPMG LLP), and $422.2 million paid for acquisitions and other transactions. Purchases of property and equipment include purchases of internal-use software as part of our continued infrastructure build out.

Cash provided by financing activities for the fiscal year ended June 30, 2003 was $293.5 million, principally due to net proceeds from borrowings of $266.5 million and $26.9 million from the issuance of common stock primarily relating to the Company’s employee stock purchase plan.

The Company continues to actively manage client billings and collections and maintain tight controls over discretionary expenses. The Company believes that the cash provided from operations, borrowings available under the various existing credit facilities, and existing cash balances will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months. The Company also believes that it will generate enough cash from operations, have sufficient borrowing capacity under the various existing credit facilities (including the $250 million revolving credit facility with a current term ending May 29, 2005) and have sufficient access to the capital markets to meet its long-term liquidity needs.

Under the transition services agreement with KPMG LLP (which generally terminates no later than February 8, 2004 for non-technology services and February 8, 2005 for technology-related services), the Company contracted to receive certain infrastructure support services from KPMG LLP until the Company completes the build-out of its own infrastructure. If the Company terminates services prior to the end of the term for such services, the Company may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and the Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. During fiscal year 2002, the Company and KPMG LLP agreed that the Company would terminate certain services relating to human resources, training, purchasing, facilities management and knowledge management. Termination costs associated with these services paid by the Company to KPMG LLP in fiscal year 2002 were $1.0 million. Under the transition services agreement and separate agreements, the Company continues to receive from KPMG LLP services relating to information technology (such as telecommunications and user services), financial systems, human resource systems, occupancy and office support services in facilities used by both the Company and KPMG LLP, and financing of capital assets used in the provisioning of transition services. In August 2002, the Company and KPMG LLP reached a settlement relating to a dispute about the determination of costs under the transition services agreement, resulting in KPMG LLP paying the Company $8.4 million. During the year ended June 30, 2003, the Company terminated certain human resources services for which the Company has been charged $1.1 million in termination costs. During fiscal year 2003, the Company also recovered $2.1 million as a result of its audit of KPMG LLP’s charges for fiscal year 2002 and related adjustments of the charges for fiscal year 2003. Effective October 1, 2002, the Company and KPMG LLP entered into an Outsourcing Services Agreement under which KPMG LLP provides certain services relating to office space that were previously provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP has agreed that for all services terminated as of December 31, 2002 under the transition services agreement the Company will not be charged any termination costs, in addition to the $1.0 million paid in fiscal year 2002, and that there will be no termination costs with respect to the office-related services at the end of the three-year term of the Outsourcing Services Agreement. At this time there are no terminated services for which termination costs remain unknown. The amount of termination costs that the Company will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to the Company by KPMG LLP and which can continue to be obtained directly by the Company thereafter. The amount of termination costs that the Company will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after June 30, 2003 cannot be reasonably estimated at this time. Whether the amount of termination costs yet to be assessed will not have a material adverse effect on the Company’s consolidated financial position, cash flows, or liquidity in a particular quarter or fiscal year cannot be determined at this time.

During the fiscal year ended June 30, 2003, the Company purchased from KPMG LLP $32.4 million of leasehold improvements. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40.0 million to $60.0 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements). Currently the Company contracts for the use of such capital assets through the transition services agreement (for which usage charges are included in the monthly costs under the agreement).

Obligations and Commitments

As of June 30, 2003, the Company had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$277,176	$8,364	$77,812	$191,000	—
Operating leases	416,095	69,998	117,035	88,606	140,456
Outsourcing services agreement	26,162	12,100	14,062	—	—
Restructuring liability	22,073	22,073	—	—	—

Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. The Company currently intends to adopt Issue 00-21 prospectively for contracts beginning after June 30, 2003. The Company does not believe Issue 00-21 will have a material impact on its results of operations, financial position, and cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on its results of operations, financial position, and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and is otherwise effective for our first quarter of fiscal year 2004. The adoption of SFAS No. 150 will not have a material impact on the Company’s results of operations, financial position, and cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risk among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for our first quarter of fiscal year 2004 for those variable interests held prior to February 1, 2003. The Company does not currently have any variable interest entities as defined in FIN 46. Consequently, the adoption of FIN 46 will have no material impact on the Company’s results of operations, financial position, and cash flows.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	any continuation of the global economic downturn and challenging economic conditions;

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the availability of talented professionals to provide our services;

•	the pace of technological change;

•	the strength of our joint marketing relationships;

•	the actions of our competitors;

•	unexpected difficulties with the Company’s global initiatives and transactions (such as the acquisition of BearingPoint GmbH), including rationalization of assets and personnel and managing or integrating the related assets, personnel or businesses;

•	changes in spending policies or budget priorities of the U.S. Government, particularly the Department of Defense, in light of the large U.S. budget deficit; and

•	our inability to use losses in some of our foreign subsidiaries to offset earnings in the U.S.

In addition, our results and forward-looking statements could be affected by general domestic and international economic and political conditions, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in our industry. For a more detailed discussion of certain of these factors, see Exhibit 99.1, “Factors Affecting Future Financial Results,” to this Form 10-K. We caution the reader that the factors we have identified above may not be exhaustive. We operate in a continually changing business environment, and new factors that may affect our forward-looking statements emerge from time to time. Management cannot predict such new factors, nor can it assess the impact, if any, of such new factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our market sensitive financial instruments include fixed and variable interest rate U.S. dollar denominated debt and variable rate Japanese yen denominated debt. For additional information refer to Note 7, “Notes Payable,” of the Notes to Consolidated Financial Statements. The use of derivative financial instruments has been limited to treasury lock instruments, which were entered in order to secure the interest rate of our private placement senior notes. All treasury lock instruments have been settled as of June 30, 2003.

The table below provides information relating to the Company’s market sensitive financial instruments:

	Expected Maturity Date Year ended June 30, (In thousands U.S. Dollars, except interest rates)
	2004	2005	2006	2007	2008	Total	Estimated Fair Value
Interest Rate Risk
Japanese Yen Functional Currency
Third party Yen denominated debt—variable rate	8,364	8,364	8,314	—	—	25,042	25,042
Average interest rate	1.5%	1.5%	1.5%	—	—	1.5%
U.S. Dollar Functional Currency
Third party Structured notes—fixed rate	—	—	29,000	46,000	145,000	220,000	239,671
Average interest rate	—	—	2.6%	3.0%	3.5%	3.3%
U.S. Dollar Functional Currency
Third party revolving credit facility—variable rate	—	31,511	—	—	—	31,511	31,511
Average interest rate	—	2.9%	—	—	—	2.9%

Item 8.     Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS

The management of BearingPoint, Inc. is responsible for the preparation and fair presentation of the financial statements and other related financial information published in this Annual Report on Form 10-K. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and were necessarily based in part on reasonable estimates and judgments giving due consideration to materiality. To the best of our knowledge and belief, the information contained in this Annual Report on Form 10-K is true and accurate in all material respects.

The management of the Company is also responsible for maintaining an effective system of internal accounting controls. This system is designed to provide reasonable assurance that assets are adequately safeguarded and financial records accurately reflect all transactions and can be relied upon in all material respects in the preparation of financial statements.

The Audit Committee is responsible to the Board of Directors for reviewing the financial controls and accounting and reporting practices, and for appointing the independent auditors. The Audit Committee meets periodically with representatives of the independent auditors with and without the Company’s management being present.

/s/ RANDOLPH C. BLAZER
Randolph C. Blazer Chairman of the Board, Chief Executive Officer and President

/S/ ROBERT S. FALCONE
Robert S. Falcone Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of BearingPoint, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of BearingPoint, Inc. and its subsidiaries (the “Company”) at June 30, 2003, and the results of their operations and their cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of June 30, 2002 and for the two year period then ended were audited by other auditors whose report dated August 6, 2002, except Note 23, as to which the date is September 18, 2002, expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP

McLean, Virginia

September 18, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

BearingPoint, Inc.

We have audited the accompanying consolidated balance sheet of BearingPoint, Inc. (formerly KPMG Consulting, Inc.) as of June 30, 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of management of BearingPoint, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In Note 2 of the Consolidated Financial Statements, the Company has restated its 2002 and 2001 proforma net loss and loss per share disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation”.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BearingPoint, Inc. as of June 30, 2002, and the consolidated results of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 of the notes to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on July 1, 2001.

GRANT THORNTON, LLP

New York, New York

August 6, 2002 except for

     Note 2, under the subheading “Stock-Based Compensation”,

    as to which the date is September 29, 2003

BEARINGPOINT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$105,198	$203,597
Accounts receivable, net of allowances of $18,727 at June 30, 2003 and $28,645 at June 30, 2002	377,422	246,792
Unbilled revenue	190,918	128,883
Deferred income taxes	36,195	27,390
Prepaid expenses	30,932	18,743
Other current assets	20,187	21,808

Total current assets	760,852	647,213
Property and equipment, net	208,785	125,928
Goodwill	1,024,830	87,663
Other intangible assets, net	18,883	10,211
Deferred income taxes	24,606	14,604
Other assets	11,856	9,512

Total assets	$2,049,812	$895,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$8,364	$1,846
Accounts payable	103,102	62,810
Accrued payroll and employee benefits	213,046	130,554
Deferred revenue	50,752	19,072
Income tax payable	39,857	—
Other current liabilities	104,996	69,013

Total current liabilities	520,117	283,295
Notes payable, less current portion	268,812	—
Accrued employee benefits	47,501	—
Deferred income taxes	3,280	—
Other liabilities	20,449	9,966

Total liabilities	860,159	293,261

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 195,475,392 shares issued and 191,663,142 shares outstanding on June 30, 2003 and 161,478,409 shares issued and 157,666,159 shares outstanding on June 30, 2002	1,945	1,605
Additional paid-in capital	1,087,203	689,210
Retained earnings (accumulated deficit)	7,963	(41,421)
Notes receivable from stockholders	(9,136)	(10,151)
Accumulated other comprehensive income (loss)	137,405	(1,646)
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,189,653	601,870

Total liabilities and stockholders’ equity	$2,049,812	$895,131

The accompanying notes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended June 30,
	2003	2002	2001
Revenue	$3,139,277	$2,367,627	$2,855,824

Costs of service:
Professional compensation	1,422,691	940,829	1,084,751
Other direct contract expenses	721,217	592,634	751,951
Other costs of service	280,098	209,398	296,548
Impairment charge	—	23,914	7,827

Total costs of service	2,424,006	1,766,775	2,141,077

Gross profit	715,271	600,852	714,747
Amortization of purchased intangible assets	44,702	3,014	—
Amortization of goodwill	—	—	18,176
Selling, general and administrative expenses	556,097	464,806	475,090

Operating income	114,472	133,032	221,481
Interest income	2,346	3,144	2,386
Interest expense	(15,075)	(2,248)	(17,175)
Gain on sale of assets	—	—	6,867
Equity in losses of affiliate and loss on redemption of equity interest in affiliate	—	—	(76,019)
Other income (expense), net	(2,677)	658	(692)

Income before taxes	99,066	134,586	136,848
Income tax expense	57,759	81,524	101,897

Income before cumulative effect of change in accounting principle	41,307	53,062	34,951
Cumulative effect of change in accounting principle, net of tax	—	(79,960)	—

Net income (loss)	41,307	(26,898)	34,951
Dividend on Series A Preferred Stock	—	—	(31,672)
Preferred stock conversion discount	—	—	(131,250)

Net income (loss) applicable to common stockholders	$41,307	$(26,898)	$(127,971)

Earnings (loss) per share—basic and diluted:
Income (loss) before cumulative effect of change in accounting principle applicable to common stockholders	$0.22	$0.34	$(1.19)
Cumulative effect of change in accounting principle	—	(0.51)	—

Net income (loss) applicable to common stockholders	$0.22	$(0.17)	$(1.19)

Weighted average shares—basic	185,461,995	157,559,989	107,884,143

Weighted average shares—diluted	185,637,693	158,715,730	107,884,143

The accompanying notes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital (Deficit)	Retained Earnings (Accumulated Deficit)	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares Issued	Amount					Shares	Amount	Total
Balance at June 30, 2000	76,880	$759	$(643,415)	$(17,802)	$(5,845)	$(1,272)	—	$—	$(667,575)
Cash dividend on Series A Preferred Stock	—	—	—	(31,672)	—	—	—	—	(31,672)
Issuance of stock in exchange for KPMG LLP’s 0.5% interest in our operating subsidiary	433	4	(4)	—	—	—	—	—	—
Initial public offering proceeds, net of transaction costs	34,244	342	563,150	—	—	—	—	—	563,492
Conversion of preferred stock to common stock	44,607	446	802,475	—	—	—	—	—	802,921
Preferred stock conversion discount	—	—	(131,250)	—	—	—	—	—	(131,250)
Conversion of acquisition obligations	2,455	25	65,337	—	—	—	—	—	65,362
Shares retired	(50)	—	—	—	—	—	—	—	—
Notes receivable from stockholders, including $517 in interest	—	—	—	—	(2,105)	—	—	—	(2,105)
Comprehensive income:
Net income	—	—	—	34,951	—	—	—	—	34,951
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,012)	—	—	(2,012)

Total comprehensive income	—	—	—	—	—	—	—	—	32,939

Balance at June 30, 2001	158,569	1,576	656,293	(14,523)	(7,950)	(3,284)	—	—	632,112
Exercise of stock options under Long-Term Incentive Plan, including tax benefit of $181	209	2	3,782	—	—	—	—	—	3,784
Transfer of shares in trust to treasury	—	—	—	—	—	—	(999)	—	—
Common stock repurchased	—	—	—	—	—	—	(2,813)	(35,727)	(35,727)
Sale of common stock under
Employee Stock Purchase Plan, including tax benefit of $995	2,280	23	27,273	—	—	—	—	—	27,296
Compensation recognized under Long-
Term Incentive Plan for restricted stock	420	4	1,862	—	—	—	—	—	1,866
Notes receivable from stockholders, including $529 in interest	—	—	—	—	(2,201)	—	—	—	(2,201)
Comprehensive income:
Net loss	—	—	—	(26,898)	—	—	—	—	(26,898)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,638	—	—	1,638

Total comprehensive income	—	—	—	—	—	—	—	—	(25,260)

Balance at June 30, 2002	161,478	1,605	689,210	(41,421)	(10,151)	(1,646)	(3,812)	(35,727)	601,870
Reclassification relating to notes receivable from stockholders	—	—	(9,068)	8,077	991	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $804	3,548	35	27,695	—	—	—	—	—	27,730
Notes receivable from stockholders, including $72 in interest and repayment of loan	—	—	—	—	24	—	—	—	24
Issuance of common stock in connection with acquisition of KPMG Consulting AG (BE Germany)	30,471	305	364,132	—	—	—	—	—	364,437
Restricted stock awards to non-employee board of directors	20	—	157	—	—	—	—	—	157
Compensation recognized under Long-Term Incentive Plan for restricted stock, net of tax benefit of $16	—	—	1,546	—	—	—	—	—	1,546
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting	8	—	13,531	—	—	—	—	—	13,531
Forfeiture of restricted stock	(50)	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	41,307	—	—	—	—	41,307
Derivative instruments, net of tax	—	—	—	—	—	411	—	—	411
Foreign currency translation adjustment, net of tax	—	—	—	—		138,640	—	—	138,640

Total comprehensive income	—	—	—	—	—	—	—	—	180,358

Balance at June 30, 2003	195,475	$1,945	$1,087,203	$7,963	$(9,136)	$137,405	(3,812)	$(35,727)	$1,189,653

The accompanying notes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$41,307	$(26,898)	$34,951
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	79,960	—
Equity in losses of affiliate and loss on redemption of equity interest in affiliate	—	—	76,019
Deferred income taxes	(22,461)	(7,286)	(13,213)
Gain on sale of assets	—	—	(6,867)
Debt conversion discount	—	—	1,698
Stock awards	15,217	1,862	—
Depreciation	71,501	46,306	42,846
Amortization of purchased intangible assets	44,284	3,014	—
Amortization of goodwill.	—	—	18,176
Impairment charge	—	23,914	7,827
Minority interests	—	—	140
Changes in assets and liabilities:
Accounts receivable	1,195	132,054	(51,864)
Unbilled revenues	(26,384)	52,990	59,180
Prepaid expenses and other current assets	4,198	35,795	(1,190)
Other assets	509	2,999	1,321
Accrued payroll and employee benefits	(42,205)	(47,561)	27,519
Accounts payable and other current liabilities	50,311	(29,914)	(38,945)
Distribution payable to managing directors	—	—	(73,230)
Other liabilities	16,510	(416)	—

Net cash provided by operating activities:	153,982	266,819	84,368

Cash flows from investing activities:
Purchases of property and equipment	(126,070)	(50,603)	(74,888)
Businesses acquired, net of cash acquired	(422,247)	(33,203)	(13,599)
Investment in affiliate	—	—	(9,945)
Purchases of equity investments	—	(2,234)	(7,500)

Net cash used in investing activities	(548,317)	(86,040)	(105,932)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,927	29,908	563,492
Repurchases of common stock	—	(35,727)	—
Proceeds from notes payable	1,647,045	—	283
Repayment of notes payable	(1,380,595)	(13,512)	(54,670)
Repayment of acquisition obligations	—	—	(42,033)
Repayment of Series A Preferred Stock	—	—	(378,329)
Repurchase of minority interest in subsidiary	—	(2,093)	(1,914)
Notes receivable from stockholders	95	(1,672)	(1,588)
Dividends paid on Series A Preferred Stock	—	—	(44,754)

Net cash provided by (used in) financing activities	293,472	(23,096)	40,487

Effect of exchange rate changes on cash and cash equivalents	2,464	—	—

Net (decrease) increase in cash and cash equivalents	(98,399)	157,683	18,923
Cash and cash equivalents—beginning of period	203,597	45,914	26,991

Cash and cash equivalents—end of period	$105,198	$203,597	$45,914

Supplementary cash flow information:
Interest paid	$15,355	$1,351	$20,900

Taxes paid	$42,255	$62,975	$149,585

Supplemental non-cash investing and financing activities:
Issuance of common stock for business acquisition	$364,437	—	—
Acquisition obligations from business acquisition	—	—	$42,880
Conversion of acquisition obligations to common stock	—	—	$65,362
Conversion of Series A Preferred Stock to common stock	—	—	$802,921
Series A Preferred Stock conversion discount	—	—	$(131,250)

The accompanying notes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.    Description of the Business and Basis of Presentation

Bearing Point, Inc. (the “Company”) is a large business consulting, systems integration and managed services firm with approximately 15,300 employees at June 30, 2003 serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. The Company provides business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Our service offerings are designed to help our clients generate revenue, reduce costs and access the information necessary to operate their business on a timely basis. We deliver consulting and systems integration services through industry groups in which we possess significant industry-specific knowledge. These industry groups consist of Public Services, Communications & Content, Financial Services, Consumer and Industrial Markets and High Technology. In addition, we have existing multinational operations in North America, Latin America, the Asia Pacific region, and Europe, Middle East and Africa (EMEA). Beginning in fiscal year 2004, we combined our Consumer and Industrial Markets and High Technology industry groups to form the Consumer, Industrial and Technology industry group.

On January 17, 2001, the Company’s board of directors and stockholders approved a reverse stock split of approximately one for 5.045 effective immediately prior to its initial public offering. All share and per share amounts reflect this reverse stock split.

During February 2001, the Company sold 34.2 million shares of common stock in an initial public offering, and a selling stockholder (KPMG LLP) sold an additional 95.1 million shares of common stock (including 29.2 million shares of common stock that were issued in connection with the conversion of the Series A Preferred Stock that was purchased by KPMG LLP), for a total offering of 129.3 million shares. In connection with the initial public offering, the Company also repurchased 1.4 million shares of the Series A Preferred Stock for $378,329 in cash, and the remaining shares of Series A Preferred Stock were converted into 15.4 million shares of common stock. The Company’s proceeds from the initial public offering, net of underwriting discount of $24,655 and our pro rata portion of other expenses of the offering of $28,239, were $563,492. Of the net proceeds, $378,329 was used to repurchase 1.4 million shares of Series A Preferred Stock, $112,000 was used to repay all the Company’s outstanding indebtedness to KPMG LLP, and $70,000 was used to repay bank loans.

2.    Summary of Significant Accounting Policies

Accounting policies and estimates that management believes are most critical to the Company’s financial condition and operating results pertain to revenue recognition and valuation of unbilled revenue (including estimates of costs to complete engagements); valuation of accounts receivable; valuation of goodwill, and effective income tax rates.

Principles of Consolidation

The consolidated financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Certain of the Company’s consolidated foreign subsidiaries within EMEA and the Asia Pacific region report their results of operations on a one-month lag.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Certain prior period amounts have been reclassified to conform to current period presentation, such reclassifications were immaterial.

Segments

Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has eight reportable segments in addition to the Corporate/Other category. Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss and total assets for each reportable segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Management’s estimates and assumptions are derived from and continually evaluated based upon available information, judgment and experience. Management’s estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenue, costs to complete engagements, the realizability of goodwill and other intangible assets, accrued liabilities and other reserves, income taxes and other factors. Management has exercised reasonableness in deriving these estimates. However, actual results could differ from these estimates.

Revenue Recognition

We earn revenue from a range of consulting services, including, but not limited to, business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenues consist of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to the clients as of the balance sheet date. Management anticipates that the collection of these amounts will occur within one year of the balance sheet date, with the exception of approximately $8,000 related to various long-term government agencies’ contracts. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

Services:    We enter into long-term, fixed-price, time-and-materials, and cost-plus contracts to design, develop or modify multifaceted client-specific information technology systems. Such arrangements represent a significant portion of our business and are accounted for in accordance with AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Arrangements accounted for under SOP 81-1 must have a binding, legally enforceable contract in place before revenue can be recognized. Revenue under fixed-price contracts is generally recognized using the percentage-of-completion method based upon costs to the client incurred as a percentage of the total estimated costs to the client. Revenue under time-and-materials contracts is based on fixed billable rates for hours delivered plus reimbursable costs. Revenue under cost-plus contracts is recognized based upon reimbursable costs incurred plus estimated fees earned thereon.

We also enter into fixed-price and time-and-materials contracts to provide general business consulting services, including, but not limited to, systems selection or assessment, feasibility studies, and business valuation

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

and corporate strategy services. Such arrangements are accounted for in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue from such arrangements is recognized when: i) there is persuasive evidence of an arrangement, ii) the fee is fixed or determinable, iii) services have been rendered and payment has been contractually earned, and iv) collectibility of the related receivable or unbilled revenue is reasonably assured.

We periodically perform reviews of estimated revenue and costs on all of our contracts at an individual engagement level to assess if they are consistent with initial assumptions. Any changes to estimates are recognized on a cumulative catch-up basis in the period in which the change is identified. Losses on contracts are recognized when identified. Additionally, we enter into arrangements in which we manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Revenue from these types of arrangements is typically recognized on a ratable basis as earned over the term of the service period.

Software:    We enter into a limited number of software licensing arrangements. We recognize software license fee revenues in accordance with the provisions of SOP 97-2, “Software Revenue Recognition” and its related interpretations. Our software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, and consulting and training services. The aggregate arrangement fee is allocated to each of the undelivered elements based upon vendor-specific evidence of fair value (“VSOE”), with the residual of the arrangement fee allocated to the delivered elements. VSOE for each individual element is determined based upon prices charged to customers when these elements are sold separately. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists, ii) delivery of the product has occurred, iii) the license fee is fixed or determinable, and iv) collectibility of the related receivable is reasonably assured. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the term of the support period. Fees allocated to other services are recognized as revenue as the services are performed. Revenue from monthly license charge or hosting arrangements is recognized on a subscription basis over the period in which the client uses the product.

Multiple-Element Arrangements for Service Offerings:    In certain arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

Costs of Service

Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including costs associated with reductions in workforce). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Other costs of service include expenses attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue generating activities, bad debt expense relating to accounts receivable, impairment charges associated with long-lived assets, as well as other indirect costs attributable to serving our client base. Most of our research and development activities have been incurred pursuant to specific client contracts and, accordingly, have been expensed as costs of service as incurred.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force, and other functions related to managing and growing our business. Advertising costs are expensed when advertisements are first placed or run. Advertising expense totaled $38,944 for the year ended June 30, 2003, $12,215 for the year ended June 30, 2002, and $8,979 for the year ended June 30, 2001. Included in advertising expense for the year ended June 30, 2003 are $28,211 in costs associated with the Company’s rebranding initiative.

Cash Equivalents

Cash equivalents consist of demand deposits and highly liquid investments with insignificant interest rate risks and original maturities of three months or less at the time of acquisition.

Property and Equipment

Equipment, furniture and leasehold improvements are recorded at cost less allowances for depreciation and amortization. The cost of software purchased or developed for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation is provided for all classes of assets for financial statement purposes using the straight-line method over the estimated useful lives of the assets, and both the straight-line and accelerated methods for income tax purposes. Equipment and furniture are depreciated over three to seven years. Leasehold improvements are amortized over the lesser of the remaining term of the respective lease or the expected life of the asset. Software purchased or developed for internal use is amortized over an estimated useful life ranging to five years. When assets are sold or retired, the Company removes the asset cost and related accumulated depreciation from the balance sheet, and records any associated gain or loss in the consolidated statement of operations.

Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets acquired. Goodwill is not amortized but instead tested for impairment at least annually. The Company has elected to perform this review annually on April 1 or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Events or circumstances that might require the need for more frequent tests include, but are not limited to: the loss of a number of significant clients, the identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value. Reporting units are the Company’s North American industry groups and the international geographic segments. The fair value of a reporting unit is estimated using the Company’s projections of discounted future operating cash flows of the unit. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired and no further testing is required. A reporting unit whose fair value is less than its carrying value requires a second step to determine whether the goodwill allocated to the unit is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of a reporting unit’s goodwill is determined by allocating the fair value of the entire reporting unit to the assets and liabilities of that unit, including any unrecognized intangible assets, based on fair value. The excess of the fair value of the entire reporting unit over the amounts allocated to the identifiable assets and liabilities of the unit is the implied fair value of the reporting unit’s goodwill. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Other identifiable intangible assets include finite-lived purchased intangible assets, which primarily consist of market rights, order backlog, customer contracts and related customer relationships, and trade name. Finite-lived purchased intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from one to five years.

Impairment of Long-Lived Assets

Long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. For property and equipment and finite-lived intangible assets to be held and used, impairment is determined by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Property and equipment to be disposed of by sale is carried at the lower of its current carrying value or fair value less cost to sell.

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at fiscal year end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the fiscal year. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income (loss) in consolidated stockholders’ equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within other income (expense) in the consolidated statement of operations.

Fair Value of Financial Instruments

The Company has calculated the fair value of its financial instruments using a variety of factors and assumptions. Accordingly, the fair value may not represent actual values of the financial instruments that could have been realized at June 30, 2003 or 2002, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

The calculated fair value of the Company’s notes payable (including current portion) at June 30, 2003 was $296,675, as compared with its carrying value of $277,176. The calculated fair value of the Company’s notes payable (including current portion) at June 30, 2002 was $1,846, as compared with its carrying value of $1,846.

The carrying amounts of cash and cash equivalents and acquisition obligations (see Note 11) approximate their fair values due to the short maturity term related to these instruments.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable and unbilled revenue. The Company places its temporary cash and cash equivalents with high credit qualified financial institutions, and, by policy, limits the amount of credit exposure to any one financial institution.

Periodically, we review accounts receivable to reassess our estimates of collectibility. We provide valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, we provide valuation reserves for estimates of aged receivables that may be written off, based upon historical experience. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the quality of our collection efforts.

The Company’s public services industry group has a significant portion of their engagements performed on a fixed-price or fixed-time basis and derives revenue from departments and agencies of the U.S. government. While most of our government agency clients have the ability to unilaterally terminate their contracts, the Company’s relationships are generally not with political appointees; and the Company has not typically experienced a loss of federal government projects with a change of administration. U.S. government revenue accounted for 22.9%, 25.6% and 16.9% of the Company’s revenue for fiscal year 2003, 2002 and 2001, respectively. Receivables due from the U.S. Government were $56,689 and $69,339 at June 30, 2003 and 2002, respectively. Unbilled revenue due from the U.S. Government were $21,772 and $23,283 at June 30, 2003 and 2002, respectively.

Income Taxes

The Company accounts for corporate income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are separated into current and noncurrent amounts based on the classification of the related assets and liabilities for financial reporting purposes. A valuation allowance is provided to reduce deferred tax assets to the amount of future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. Projected future taxable income and ongoing tax planning strategies are considered and evaluated when assessing the need for a valuation allowance. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on the Company’s income tax provision and net income in the period in which the determination is made. The Company’s tax provision is comprised of current taxes payable plus the change in deferred income taxes.

Stock-Based Compensation

The Company has several stock-based employee compensation plans as described in Note 16. The Company accounts for stock-based compensation awards issued to employees by applying the intrinsic value method, whereby the difference between the quoted market price as of the date of grant and the contractual purchase price of shares is charged to operations over the vesting period. The Company generally recognizes no compensation expense with respect to stock-based awards issued to employees, as all options granted under the Company’s stock-based compensation plans have exercise prices equal to the market value of the Company’s common stock

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

on the date of grant. With respect to restricted stock and other awards, compensation expense is measured based on the fair value of such awards as of the grant date and charged to expense using the straight-line method over the period of restriction or vesting period.

Pro forma information regarding net income and earnings per share is required assuming the Company had accounted for its stock-based awards to employees under the fair value method and amortized as a charge to earnings the estimated fair value of options and other stock awards over the awards’ vesting period. The weighted average fair value of stock options granted during the years ended June 30, 2003, 2002 and 2001 were $6.20, $8.64 and $12.45, respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price Expected Volatility	Risk-Free Interest Rate	Expected Life	Expected Dividend Yield
Year ended June 30, 2003	70.76%	2.96%	6	—
Year ended June 30, 2002	69.00%	4.37%	6	—
Year ended June 30, 2001	81.25%	5.31%	5	—

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method for the fiscal years ended June 30, 2003, 2002, and 2001. The information presented for June 30, 2002 and 2001 has been restated from prior year financial statements primarily to reflect adjustments for option forfeitures and cancellations:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
		(as restated)
Net income (loss)	$41,307	$(26,898)	$34,951
Dividend on Series A Preferred Stock	—	—	(31,672)
Preferred stock conversion discount	—	—	(131,250)

Net income (loss) applicable to common stockholders	$41,307	$(26,898)	$(127,971)
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	9,001	1,101	—
Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(94,292)	(98,551)	(79,016)

Pro forma net loss	$(43,984)	$(124,348)	$(206,987)

Earnings (loss) per share:
Basic—as reported	$0.22	$(0.17)	$(1.19)

Basic—pro forma	$(0.24)	$(0.79)	$(1.92)

Diluted—as reported	$0.22	$(0.17)	$(1.19)

Diluted—pro forma	$(0.24)	$(0.79)	$(1.92)

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. The Company currently intends to adopt Issue 00-21 prospectively for contracts beginning after June 30, 2003. The Company does not believe Issue 00-21 will have a significant impact on its results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on its results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and is otherwise effective for our first quarter of fiscal year 2004. The adoption of SFAS No. 150 will not have a significant impact on its results of operations and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risk among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for our first quarter of fiscal year 2004 for those variable interests held prior to February 1, 2003. The Company does not currently have any variable interest entities as defined in FIN 46. Consequently, the adoption of FIN 46 had no material impact on the Company’s results of operations and financial position.

3.    Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Net income (loss) applicable to common shareholders before cumulative effect of change in accounting principle	$41,307	$53,062	$(127,971)
Cumulative effect of change in accounting principle, net of tax	—	(79,960)	—

Adjusted net income (loss) applicable to common stockholders	$41,307	$(26,898)	$(127,971)

Weighted average shares outstanding—basic	185,461,995	157,559,989	107,884,143
Assumed exercise of stock options	175,698	1,155,741	—

Weighted average shares outstanding—diluted	185,637,693	158,715,730	107,884,143

Earnings (loss) per share—basic and diluted	$0.22	$(0.17)	$(1.19)

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 45,733,510, 18,814,559 and 27,351,257 for the year ended June 30, 2003, 2002 and 2001, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

4.    Property and Equipment

Property and equipment, net consists of the following at June 30:

	2003	2002
Property and equipment:
Equipment	$185,664	$154,452
Internal-use software	161,809	93,948
Leasehold improvements	61,493	29,516
Furniture	37,783	12,743

Total property and equipment	446,749	290,659
Accumulated depreciation and amortization:
Equipment	(154,835)	(125,049)
Internal-use software	(58,377)	(28,507)
Leasehold improvements	(20,714)	(6,996)
Furniture	(4,038)	(4,179)

Total accumulated depreciation and amortization	(237,964)	(164,731)

Property and equipment, net	$208,785	$125,928

Depreciation and amortization expense related to property and equipment recorded in other costs of service and selling, general and administrative expenses was $41,077, $26,483 and $37,637, respectively, and $30,588, $19,997 and $2,109, respectively, for the years ended June 30, 2003, 2002 and 2001.

During the second quarter of fiscal year 2003, the Company recorded a change in estimate that decreased the expected remaining useful life of certain systems applications used as part of its infrastructure operations. The change in estimate was a result of the Company’s continued build-out of certain infrastructure functions scheduled to be completed in the last quarter of calendar year 2003, which upon completion will replace the existing applications. This change in estimate resulted in a charge to net income of $4,732 (net of tax) or $0.03 per share for the year ended June 30, 2003.

5.    Goodwill and Other Intangible Assets

In connection with adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” as of July 1, 2001, the Company completed the required test for and measurement of transitional impairment. Based on that analysis, the Company recognized a transitional impairment loss of $79,960, or $0.51 per basic and diluted earnings per share, as the cumulative effect of a change in accounting principle. There was no tax benefit recorded in connection with this charge. The transitional impairment charge resulted from a change in the criteria for the measurement of the impairment loss.

Net income (loss), and basic and diluted net earnings (loss) per share for the years ended June 30, 2003, 2002 and 2001, respectively, are set forth below as if accounting for goodwill and other intangible assets had been accounted for in the same manner for all periods presented. The adjustment of previously reported net income (loss) and earnings (loss) per share represents the recorded amortization of goodwill and indefinite-lived purchased intangibles.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Reconciliation of Net Income (Loss) and Earnings (Loss) Per Share

	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Reported income before cumulative effect of change in accounting principle	$41,307	$53,062	$34,951
Add back goodwill amortization, net of tax	—	—	14,759

Adjusted income before cumulative effect of change in accounting principle	41,307	53,062	49,710
Cumulative effect of change in accounting principle, net of tax	—	79,960	—

Adjusted net income (loss)	41,307	(26,898)	49,710
Dividend on Series A Preferred Stock	—	—	(31,672)
Preferred stock conversion discount	—	—	(131,250)

Adjusted net income (loss) applicable to common shareholders	$41,307	$(26,898)	$(113,212)

Earnings (loss) per share—basic and diluted:
Reported income (loss) before cumulative effect of change in accounting principle applicable to common shareholders	$0.22	$0.34	$(1.19)
Add back goodwill amortization, net of tax	—	—	0.14

Adjusted income (loss) before cumulative effect of change in accounting principle applicable to common shareholders	0.22	0.34	(1.05)
Cumulative effect of change in accounting principle, net of tax	—	(0.51)	—

Adjusted net income (loss) applicable to common stockholders	$0.22	$(0.17)	$(1.05)

Weighted average shares—basic	185,461,995	157,559,989	107,884,143

Weighted average shares—diluted	185,637,693	158,715,730	107,884,143

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Additions to goodwill and identifiable intangible assets during fiscal year 2003 resulted primarily from the acquisition of KPMG Consulting AG and acquisitions of various global Andersen Business Consulting practices (See Note 6). Other changes to goodwill consist primarily of foreign currency translation adjustments.

The changes in the carrying amount of goodwill, at the reporting unit level, for the years ended June 30, 2003 and 2002 are as follows:

	Balance June 30, 2002	Additions	Other (a)	Balance June 30, 2003
Public Services	$11,537	$12,044	$—	$23,581
Communications & Content	8,509	15,848	—	24,357
Financial Services	2,871	6,339	—	9,210
Consumer & Industrial Markets	8,283	24,089	—	32,372
High Technology	2,388	5,071	—	7,459
EMEA	10,750	730,706	122,354	863,810
Asia Pacific	43,123	17,642	2,269	63,034
Latin America	—	746	59	805
Corporate/Other	202	—	—	202

Total	$87,663	$812,485	$124,682	$1,024,830

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments primarily related to fluctuation in the Euro.

	Balance June 30, 2001	Additions	Transitional Impairment Charge	Other (a)	Balance June 30, 2002
Public Services	$12,218	$—	$—	$(681)	$11,537
Communications & Content	9,616	—	—	(1,107)	8,509
Financial Services	3,013	—	—	(142)	2,871
Consumer & Industrial Markets	9,191	—	—	(908)	8,283
High Technology	2,950	—	—	(562)	2,388
EMEA	31,222	—	(20,563)	91	10,750
Asia Pacific	22,925	37,339	(14,940)	(2,201)	43,123
Latin America	44,457	—	(44,457)	—	—
Corporate/Other	185	—	—	17	202

Total	$135,777	$37,339	$(79,960)	$(5,493)	$87,663

(a)	Other relates primarily to the reversal of deferred taxes on assembled workforce no longer required due to the adoption of SFAS No. 142.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Identifiable intangible assets include finite-lived intangible assets, which primarily consist of market rights, order backlog, customer contracts and related customer relationships. Identifiable intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from one to five years. Identifiable intangible assets consist of the following at June 30:

	2003	2002
Identifiable intangible assets:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	$56,030	$1,208
Market-related intangibles:
Market rights	12,017	12,017
Trade name	1,654	—

Total market-related intangibles	13,671	12,017

Total other intangibles	69,701	13,225
Accumulated amortization:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	(45,320)	(1,039)
Market-related intangibles:
Market rights	(4,607)	(1,975)
Trade name	(891)	—

Total market-related accumulated amortization	(5,498)	(1,975)

Total accumulated amortization	(50,818)	(3,014)

Other intangible assets, net	$18,883	$10,211

Amortization expense related to identifiable intangible assets was $44,702, $3,014, and $0 for the years ended June 30, 2003, 2002 and 2001, respectively. Amortization expense related to identifiable intangible assets for each of the next four years is estimated to be $12,896 in 2004, $2,810 in 2005, $2,537 in 2006 and $640 in 2007.

6.    Acquisitions

KPMG Consulting AG

On August 22, 2002, as part of the significant expansion in our international presence, the Company acquired 100% of the outstanding shares of BE Germany pursuant to a share purchase agreement, for approximately $651,906. The purchase of BE Germany was paid for through the issuance of 30,471,309 shares of common stock to the sellers at $11.96 per share, $273,583 in cash to the sellers, and approximately $13,780 in acquisition related transaction costs. BE Germany’s operations consist primarily of consulting practices in Germany, Switzerland and Austria. The allocation of the purchase price to assets acquired and liabilities assumed was as follows:

Allocation of Purchase Price
Current assets	$138,332
Goodwill	648,021
Purchased intangibles	41,019
Acquired software	8,015
Other long-lived assets	15,750

Total assets	$851,137
Current liabilities	(154,149)
Long-term liabilities	(45,082)

Total purchase price	$651,906

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The significance of the goodwill balance is primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for order backlog, customer contracts and related customer relationships of $39,615 (13-month weighted average useful life) and trade name of $1,404 (2 year weighted average useful life). Goodwill is not deductible for German tax purposes.

In December 2002, in connection with the acquisition of the BE Germany business, the Company announced a reduction of its workforce by approximately 700 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to this workforce reduction totaled $27,445 and has been accounted for as part of the acquisition of BE Germany. As of June 30, 2003, approximately $25,133 of the total liability has been paid. The remaining balance is expected to be paid during fiscal year 2004.

Effective August 1, 2002, the results of BE Germany’s operations have been included in the consolidated financial results of the Company. The following unaudited pro forma financial information presents the combined results of operations of the Company and BE Germany as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information has been prepared using information derived from the Company and BE Germany’s historical consolidated financial statements. The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations or financial position of what the Company’s results of operations or financial position would have been had the Company completed the acquisition of BE Germany at an earlier date. The pro forma adjustments are based on available information and upon assumptions that the Company believes are reasonable.

	Year Ended June 30,
	2003	2002
Revenue	$3,180,131	$2,875,578

Income before cumulative effect of change in accounting principle	38,765	41,061
Cumulative effect of change in accounting principle, net of tax	—	(79,960)

Net income (loss)	$38,765	$(38,899)

Earnings (loss) per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.20	$0.22
Cumulative effect of change in accounting principle, net of tax	—	(0.42)

Net income (loss)	$0.20	$(0.20)

Weighted average shares—basic	189,719,630	188,031,298

Weighted average shares—diluted	189,895,328	190,055,095

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the years ended June 30, 2003 and 2002: amortization expense on purchased intangible assets consisting of backlog and trade name in the amount of $1,678 (net of tax) and

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

$20,136 (net of tax), respectively; interest expense associated with the debt financing of the Company’s acquisition of BE Germany of $360 (net of tax) and $4,530 (net of tax), respectively; and an increase in the number of weighted average common shares outstanding of 4,257,635 and 30,471,309, respectively, as a result of including shares issued as consideration for the equity portion of the purchase price.

Andersen Business Consulting Practices

During the first quarter of fiscal 2003, the Company entered into a series of acquisitions of Andersen Business Consulting practices around the world, in order to expand the Company’s global presence. The acquisitions included practices from the United States, Spain, Japan, France, Brazil, Switzerland, Norway, Finland, Sweden, Singapore, South Korea and Peru. The Company also acquired the business consulting practice of Ernst & Young in Brazil and, in the second quarter of fiscal 2003, the consulting unit of the KPMG International member firm in Finland. The aggregate purchase price of the acquisitions, paid in cash, totaled $137,522, including $8,911 related to transaction costs. The allocation of the aggregate purchase price was $149,135 to goodwill, $6,127 to purchased intangibles and approximately $17,700 of net liabilities assumed, primarily employee related.

The significance of the goodwill balance is primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer related intangible assets for order backlog, customer contracts and related customer relationships of $6,127 (12-month weighted average useful life). Goodwill of $63,391 relating to the acquisition of the Andersen Business Consulting practice in the United States is expected to be deductible for tax purposes. Goodwill is not deductible for tax purpose.

The results of the operations for each of the acquisitions in the European region have been included in the consolidated financial results beginning on the consummation date of each acquisition. The results of the operations for each of the acquisitions in the Asia Pacific and Latin America regions have been included in the consolidated financial results beginning in the month following the consummation date of each acquisition and in certain locations reported on a one month lag.

In connection with the acquisitions of certain European Andersen Business Consulting practices (primarily within France, Spain and Switzerland), the Company reduced its workforce by approximately 240 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to these workforce reductions totaling $11,705 have been accounted for as part of the acquisitions. As of June 30, 2003, $6,183 of the total liability has been paid. The remaining balance is expected to be paid in full during fiscal year 2004.

During the year ended June 30, 2002, the Company acquired numerous businesses for an aggregate purchase price of approximately $47,609. The allocation of the purchase price to acquired assets and liabilities resulted in the allocation of $37,339 to goodwill, $13,225 to purchased intangibles and $1,609 to unbilled revenue. The businesses acquired were the Australian, Hong Kong, Malaysian, Singapore, Taiwan, and Chinese consulting practices of the respective KPMG International member firms and the Andersen Business Consulting units in Hong Kong, China and Australia.

During the year ended June 30, 2001, the Company acquired numerous businesses for an aggregate purchase price of $56,971, which resulted in $2,600 and $60,400 being allocated to assembled workforce and goodwill, respectively. The businesses acquired were the Colombian, Irish, Peruvian, Brazilian and Netherlands Antilles consulting practices of the respective KPMG International member firms.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

7.    Notes Payable

Notes payable consists of the following at June 30:

	2003	2002
Current portion (a):
Yen-denominated term loan (January 31, 2003)	$5,576	$—
Yen-denominated term loan (June 30, 2003)	2,788	—
Trade notes payable	—	1,846

Total current portion	8,364	1,846
Long-term portion:
Yen-denominated term loan (January 31, 2003)	11,119	—
Yen-denominated term loan (June 30, 2003)	5,559	—
Line of credit	31,511	—
Senior notes	220,000	—
Other	623	—

Total long-term portion	268,812	—

Total notes payable	$277,176	$1,846

(a)	The weighted average interest rates on the current portion of notes payable as of June 30, 2003 and 2002 were 1.50% and 9.41%, respectively.

On May 29, 2002, the Company entered into a new credit agreement with a commercial lender, which provides the Company with a revolving credit facility in an aggregate principle balance not to exceed $250,000. This credit agreement replaced the Company’s prior revolving credit agreements, which had totaled $200,000. The funds available under the credit arrangement may be used for general corporate purposes, for working capital, and for acquisitions subject to certain restrictions. The revolving credit facility expires on May 29, 2005. As of June 30, 2003, the outstanding balance under the credit facility was $31,511. There were no outstanding balances under the respective revolving credit facilities at June 30, 2002. The credit agreement provides for the issuance of letters of credit, in the aggregate amount not to exceed $30,000, with a maximum maturity of twelve months from the date of issuance. The Company had outstanding letters of credit under the respective credit agreements of $0 at June 30, 2003 and $108 at June 30, 2002.

The credit agreement restricts the Company’s ability to pay dividends and incur additional indebtedness. The credit agreement also requires the Company to maintain certain levels of fixed charge coverage and net worth, while limiting our leverage ratio to certain levels.

Interest on borrowings under the credit agreement are determined, at the Company’s option, based on the prime rate, the LIBOR rate plus a margin ranging from 0.875% to 1.625% or the “Libo” (as defined therein) plus a margin ranging from 0.875% to 1.625%. There are commitment fees ranging from 0.20% to 0.275% for the revolving credit. The interest rate margins and the commitment fees vary based on the Company’s leverage ratio at quarter-end.

On May 23, 2003, the Company amended the May 22, 2000 receivables purchase agreement (previously amended on May 29, 2002) with an issuer of receivables-backed commercial paper in an amount not to exceed $150,000. The Company has the option to sell, on an ongoing basis and without recourse, an undivided percentage interest in designated pools of accounts receivable. In connection with the receivables purchase agreement, the Company has granted a security interest in certain accounts receivable. To maintain the balance in

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

the designated pools of accounts receivable sold, the Company is obligated to sell undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $150,000 of an undivided interest in accounts receivable through May 21, 2004, subject to an annual renewal. There was no outstanding balance on the accounts receivable financing at June 30, 2003 and 2002. Interest on borrowings under the receivables purchase agreement is based on a variable commercial paper rate plus 0.4%. There is a commitment fee of 0.225% on the unused balance.

On August 21, 2002, the Company entered into a $220,000 revolving credit facility for the purpose of funding a portion of the acquisition cost of BE Germany. This credit facility was scheduled to mature on December 15, 2002 and was in addition to the Company’s other credit facilities. Borrowings under the facility bore interest at either the prime rate, the LIBOR rate plus a margin ranging from 0.875% to 1.625% or money market rates, the option of which was determinable by the Company. On August 22, 2002, in connection with the closing of the BE Germany acquisition, the Company borrowed $220,000 under the new facility. This credit facility was retired on November 26, 2002, in connection with the issuance of Senior Notes.

On November 26, 2002, the Company completed a private placement of $220,000 in aggregate principal of Senior Notes. The offering consisted of $29,000 of 5.95% Series A Notes due November 2005, $46,000 of 6.43% Series B Senior Notes due November 2006 and $145,000 of 6.71% Series C Senior Notes due November 2007. The Senior Notes restrict the Company’s ability to incur additional indebtedness and require the Company to maintain certain levels of fixed charge coverage and net worth, while limiting its leverage ratio to certain levels. The proceeds from the sale of these Senior Notes were used to repay the $220,000 short-term revolving credit facility described above.

On December 16, 2002, a subsidiary of the Company expanded its yen-denominated line of credit facility to include a revolving line of credit facility to an aggregate principal balance not to exceed 1.85 billion yen (approximately $15,442 as of June 30, 2003) and an overdraft line of credit facility to an aggregate principal balance not to exceed 0.5 billion yen (approximately $4,174 as of June 30, 2003). Borrowings under the revolving line of credit facility accrue interest of TIBOR plus 0.90% and are used to finance working capital for the Company’s Japanese operations. Borrowings under the overdraft line of credit facility accrue interest of TIBOR plus 1.30%. There are no covenants under the facilities, and they matured on August 30, 2003. At June 30, 2003, there were no borrowings outstanding under the revolving line of credit facility and the overdraft line of credit facility.

On January 31, 2003, a subsidiary of the Company entered into a new 2 billion yen-denominated term loan (approximately $16,694 as of June 30, 2003). This term loan is in addition to the 1.85 billion yen-denominated line of credit and 0.5 billion yen-denominated overdraft line of credit facilities described above. Borrowings under the term loan accrue interest at six month TIBOR plus 1.4% (1.50% as of June 30, 2003). Scheduled principal payments are every six months beginning July 31, 2003 through July 31, 2005 in the amount of 334 million yen and include a final payment of 330 million yen on January 31, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by the Company.

On June 30, 2003, a subsidiary of the Company entered into a new 1 billion yen-denominated term loan (approximately $8,347 as of June 30, 2003). This term loan is in addition to the 2 billion yen-denominated term loan, the 1.85 billion yen-denominated line of credit and the 0.5 billion yen-denominated overdraft line of credit facilities described above. Borrowings under the term loan accrue interest at six month TIBOR plus 1.4% (1.49% as of June 30, 2003). Scheduled principal payments are every six months beginning December 31, 2003 through December 31, 2005 in the amount of 167 million yen and include a final payment of 165 million yen on June 30, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by the Company.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following is a schedule of annual maturities on notes payable as of June 30, 2003 for each of the next five fiscal years:

Year	Amount
2004	$8,364
2005	40,129
2006	37,683
2007	46,000
2008	145,000

8.    Derivative Instruments and Hedging Activities

The Company has borrowings outstanding under bank credit facilities, which carry variable interest rates (See Note 7). These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

During the second quarter of fiscal year 2003, the Company replaced its $220,000 short-term revolving credit facility used to finance recent acquisitions with fixed rate debt. In anticipation of this refinancing, the Company entered into treasury rate locks on $125,000 of five-year debt. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and have been designated as highly effective cash flow hedges. On November 6, 2002, the treasury locks were settled resulting in a gain of $787, which will be amortized into interest expense over the term of the debt. The gain on the treasury locks converts fixed rate cash flows from 6.71% to approximately 6.56% on $125,000 of the new debt.

The accumulated gain related to the treasury locks included in other comprehensive income as of June 30, 2003 was approximately $695, of which approximately $157 will be reclassified into interest expense over the next twelve months.

9.    Accrued Payroll and Employee Benefits

Accrued payroll and employee benefits consist of the following at June 30:

	2003	2002
Accrued compensated absences	$109,582	$76,102
Payroll related taxes	29,188	10,110
Other	74,276	44,342

Total	$213,046	$130,554

10.    Other Current Liabilities

Other current liabilities consist of the following at June 30:

	2003	2002
Acquisition obligation (see Note 11)	$17,566	$16,653
Due to KPMG LLP (see Note 18)	3,990	15,220
Other	83,440	37,140

Total	$104,996	$69,013

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

11.    Acquisition Obligations

On May 27, 1999, KPMG LLP acquired all of the voting common stock of Softline Consulting & Integrators, Inc., a systems integration company, and entered into an agreement to acquire all of the Softline nonvoting common stock for not less than $65,000. The $65,000 acquisition obligation for the nonvoting common stock of Softline accrues interest at 6% per annum, and was due by its terms at the earlier of a demand by a majority vote of the nonvoting shareholders, or May 8, 2000. In the event the Company had provided notice of an IPO on or before May 8, 2000, the nonvoting shareholders would have had the right to convert the acquisition obligation of $65,000, plus accrued interest, into the Company’s common shares at a conversion price equal to the IPO price less the underwriter’s per share discount. This obligation was not retired at its maturity. The Company and the counterparties to this agreement entered into an agreement in August 2000, pursuant to which $33,980 of this obligation was repaid in cash, $7,020 was retired through the cancellation of short-term notes due from the counterparties and $9,000 was settled in November 2000 ($3,000 in cash and 326,024 shares of the Company’s common stock). The remaining obligation of $15,000 plus interest at 6% per annum, included in other current liabilities, is payable upon the ultimate resolution of specific contingencies relating to the Softline acquisition and will be paid through the issuance of shares of the Company’s common stock, valued for such settlement purposes at the IPO price less the underwriting discount or, at the election of the counterparties, through the issuance of cash equal to the current market price of the Company’s common stock for up to 30% of the shares otherwise issuable, with the remainder payable in shares valued at the IPO price.

12.    Collaboration Agreement

In August 1997, the Company entered into a collaboration agreement with Microsoft Corporation. Under this agreement, the Company developed a broad portfolio of services and solutions to enable the rapid deployment of Microsoft products. Microsoft paid the Company $15,000. The agreement requires the Company to train a specified number of consultants to be proficient in Microsoft products, and to participate in joint marketing efforts with Microsoft. Revenue of $5,000 was recognized as training and other costs associated with the agreement were incurred. Revenue was not recognized for the remaining $10,000 due to a minimum royalty liability of $10,000 associated with the agreement. The agreement requires the Company to pay Microsoft royalties on certain net revenue for business relating to Microsoft products. The royalty period commenced in August 2000 and ends on the earlier of the date on which the Company makes the minimum aggregate royalty payment of $10,000 or June 30, 2006. If aggregate payments on June 30, 2006 are less than $10,000, the Company is obligated to make a final payment for the difference. The royalty for the years ended June 30, 2003, 2002 and 2001 are $0, $0 and $623, respectively. The remaining liability of $9,377 is included in other liabilities

(non current).

13.    Commitments and Contingencies

The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Additionally, under its contracts with the U.S. Government, the Company is subject to audit by the Defense Contract Audit Agency, which could result in adjustments of amounts previously billed. Currently, all years subsequent to fiscal year ended June 30, 1999 remain subject to audit. Based on its current assessment, management believes that the Company’s financial statements include adequate provision for estimated costs and losses that may ultimately be incurred with regard to such matters. In connection with the Separation, the Company indemnified KPMG LLP and its partners for any liabilities or losses relating to the Company or otherwise assigned to the Company. Similarly, KPMG LLP and its partners have indemnified the Company for any liabilities or losses relating to or otherwise assigned to KPMG LLP’s assurance and tax businesses.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Transition Services Provided By KPMG LLP:    As described in Note 18, “Transactions with Related Parties”, when our Company terminates infrastructure services provided by KPMG LLP under the transition services agreement, we are potentially liable for the payment of termination costs, as defined in the agreement, incurred by KPMG LLP in connection with winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement (which terminates no later than February 8, 2004 for most non-technology services and February 8, 2005 for technology-related services and limited non-technology services), the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and our Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. In fiscal year 2002, the Company terminated certain human resources, knowledge management, office support services, purchasing and training services for which $1,000 in termination costs was paid to KPMG LLP. Under the transition services agreement and separate agreements, the Company continues to receive from KPMG LLP services relating to information technology (such as telecommunications and user services), financial systems, human resources systems, occupancy and office support services in facilities used by both the Company and KPMG LLP, and financing of capital assets used in the provisioning of transition services. During fiscal year 2003, the Company purchased from KPMG LLP $32,429 of leasehold improvements. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40,000 to $60,000 for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) currently used by the Company through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). In August 2002, the Company and KPMG LLP reached a settlement relating to a dispute about the determination of costs under the transition services agreement, resulting in KPMG LLP paying the Company $8,444. During fiscal year 2003, the Company terminated certain human resources services provided by KPMG LLP under the transition services agreement for which the Company paid $1,050 in termination costs to KPMG LLP. During fiscal year 2003, the Company also recovered $2,133 as a result of its audit of KPMG LLP’s charges for fiscal year 2002 and related adjustments of the charges for fiscal year 2003. The amount of termination costs that the Company will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to the Company by KPMG LLP and which can continue to be obtained directly by the Company thereafter. Accordingly, the amount of termination costs that the Company will pay to KPMG LLP in the future cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company’s consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

Operating Leases:    The Company leases certain of its office facilities under various operating leases, some of which contain escalation clauses. Additionally, the Company leases certain of its office facilities under subleases with KPMG LLP. Subleases with KPMG LLP are for periods that coincide with the KPMG LLP lease periods, which run through 2014. The rental cost is based on square footage utilized by the Company. Future aggregate minimum lease payments under operating leases for the years ending June 30 are as follows: 2004-$69,998, 2005-$64,090, 2006-$52,945, 2007-$45,366, 2008-$43,240, thereafter-$140,456. Total rent expense related to the operating leases was approximately $87,498, $53,700 and $48,000 for the year ended June 30, 2003, 2002 and 2001, respectively.

In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments, and guarantees in accordance with FIN No. 45 “Guarantor’s Accounting and

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requiring recognition of a liability for the fair value of such indemnities.” These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to the Company in January 2000; indemnities to third parties in connection with performance bonds; its indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents of the Company. The duration of these indemnities, committments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2003.

14.    Series A Mandatorily Redeemable Convertible Preferred Stock

On January 31, 2000, Cisco Systems, Inc. (“Cisco”) purchased 5.0 million shares of the Company’s Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for $1,050,000. The Series A Preferred Stock had no voting rights except for the election of two directors and in connection with certain fundamental events such as mergers, sale of substantially all assets and charter amendments; carried a 6% annual dividend, payable quarterly; and was convertible at the holder’s option, upon the consummation of the initial public offering, into the Company’s common stock at a beneficial conversion rate of 80% of the IPO price. The Company agreed not to enter into an agreement relating to a merger, consolidation or other business combination involving any of four specified companies during the five-year period following the issuance of the Series A Preferred Stock to Cisco. If the Company were to enter into any such transaction, the Company could be obligated to repurchase any outstanding securities of the Company held by Cisco and to make an additional cash payment to Cisco equal to the Company’s consolidated revenue for the twelve months preceding the transaction.

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

In February 2001, in connection with our IPO, the Company repurchased approximately 1.4 million shares of Series A Preferred Stock from Cisco for $378,329 in cash; Cisco and KPMG LLP converted the remaining 3.6 million shares into 44.6 million shares of our common stock. The net amount of the beneficial conversion feature, after deducting the $131,250 conversion discount foregone by KPMG LLP, was $131,250 and reflected as a non-cash charge to net income (loss) available to common stockholders in the fiscal year 2001 Consolidated Statement of Operations.

15.    Investment in Affiliate

On June 3, 1999, the Company and Qwest Communications International, Inc. (“Qwest”) formed Qwest Cyber.Solutions, LLC (“QCS”), a company involved in applications outsourcing. Through the contribution of net assets of Softline, the Company acquired a 49% interest in QCS, with the remaining 51% interest being held by Qwest. The Company’s cost basis of its investment in QCS exceeded its proportionate share of QCS’s net assets by $39,244.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

QCS periodically required additional capital to fund its operations and acquire equipment to support the expansion of its business and the Company decided not to make any additional capital contributions to QCS. On December 27, 2000, QCS redeemed the Company’s 49% ownership interest in the joint venture in exchange for a nominal amount. Accordingly, the Company’s investment in QCS of $63,330 ($58,482 on an after-tax basis) was written off through a non-cash charge to earnings in December 2000. Concurrent with the disposition of the Company’s equity investment in QCS, the Company entered into an agreement pursuant to which the Company continues to have a marketing relationship with QCS. The Company’s marketing relationship with QCS extends through June 2, 2009 or through the date of an initial public offering by QCS, if earlier.

The following is a summary of equity losses of affiliate and loss on redemption of equity interest in affiliate:

Year Ended June 30, 2001
Interest in QCS’s losses (49%)	$(10,728)
Amortization of excess investment in QCS	(1,961)
Loss on redemption of equity interest in QCS ($58,482 on an after-tax basis)	(63,330)

Total	$(76,019)

16.    Capital Stock and Option Awards

Long-Term Incentive Plan

On January 31, 2000, the Company adopted the 2000 Long-Term Incentive Plan (the “Plan”), pursuant to which the Company is authorized to grant stock options and other awards to its employees and directors. The number of shares of common stock that are authorized for grants or awards under the Plan (the “Authorized Shares”) is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of common stock of the Company and (y) the Authorized Shares. Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Generally, stock options granted have 10-year terms and generally vest over four years from the date of grant.

In connection with our initial public offering, the Company granted 16.1 million stock options with an exercise price of $18 per share to employees. These options vest over three and one-half years with 25% vesting on August 8, 2001 and an additional 25% vesting on August 8 in each of the years 2002 through 2004.

On February 1, 2002, the Company filed with the Securities and Exchange Commission a tender offer relating to all stock options with an exercise price of $55.50. Under the offering, holders of such options (other than executive officers and directors of the Company) had the opportunity to surrender their options as of March 1, 2002 and, in exchange, receive an equal number of options issued in September 2002 with an exercise price equal to 110% of the then fair market value of the Company’s common stock. On September 3, 2002, the Company issued 4,397,775 replacement options at an exercise price of $11.01. The replacement options vest ratably over three years.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Stock award and option activity during the periods indicated was as follows:

		Options Outstanding
	Options Available for Grant	Number	Weighted Average Price per Share
Balance at June 30, 2000	27,035,975	8,048,183	$55.50
Options granted	(22,842,745)	22,842,745	$18.07
Options forfeited/canceled	3,539,671	(3,539,671)	$36.62

Balance at June 30, 2001	7,732,901	27,351,257	$27.31
Additional shares authorized	17,471,228	—	—
Options granted	(14,270,171)	14,270,171	$13.63
Options exercised	—	(209,146)	$17.23
Options forfeited/canceled/tendered	10,620,348	(10,620,348)	$38.49
Restricted stock awards	(420,000)	—	—

Balance at June 30, 2002	21,134,306	30,791,934	$17.17
Additional shares authorized	11,541,474	—	—
Options granted	(23,987,908)	23,987,908	$9.71
Options forfeited/canceled	6,776,989	(6,776,989)	$15.90
Restricted stock awards	22,000	—	—

Balance at June 30, 2003	15,486,861	48,002,853	$13.78

Information about stock options outstanding at June 30, 2003 is as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number Outstanding June 30, 2003	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable June 30, 2003	Weighted Average Exercise Price
$ 5.32-$5.54	2,200	5.2	$5.44	—	—
$ 5.55-$11.09	19,477,180	9.0	$9.57	24,084	$11.05
$11.10-$16.64	13,164,216	7.9	$13.32	2,898,997	$13.40
$16.65-$22.19	14,677,072	7.2	$18.04	7,326,565	$18.02
$22.20-$27.74	92,456	7.2	$22.62	47,472	$22.62
$55.50	589,729	6.3	$55.50	442,778	$55.50

	48,002,853	8.1	$13.78	10,739,896	$18.32

Under the provisions of the 2000 Long-Term Incentive Plan, the Company may, at its discretion, grant restricted stock awards to certain of its officers and employees. During fiscal year 2002, the Company granted 420,000 shares of restricted common stock, of which 50,000 shares were forfeited during fiscal year 2003. Holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions; such restricted stock is considered to be issued and outstanding. Restrictions on the shares will expire over three years. The market value of shares awarded during fiscal year 2002 was $5,586, and was recorded as unearned compensation. Unearned compensation is being amortized to expense over the three-year vesting period and amounted to $1,703 and $1,862 in fiscal year 2003 and 2002, respectively.

In connection with the various Andersen Business Consulting acquisitions, the Company committed to the issuance of approximately 3,500,000 shares of common stock to former partners of those practices as a retentive

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

measure. The stock awards have no purchase price and are subject to a three year vesting period, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense for the year ended June 30, 2003 was $13,531. As of June 30, 2003, 8,000 shares of common stock have been issued.

On October 12, 2000, the Company adopted the Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the twenty-four month offering period or the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. The ESPP became effective on February 1, 2001. During the years ended June 30, 2003 and 2002, employees purchased a total of 3,547,675 and 2,280,341 shares for $26,927 and $26,674, respectively. As of June 30, 2003, 7,395,171 common shares remained available for issue under the ESPP.

Notes Receivable from Stockholders

On February 16, 2000, the Company issued stock awards of 297,324 shares to certain employees as part of the separation of KPMG LLP’s consulting businesses. In connection with these awards, the Company also provided loans of $7,433 to the grantees for personal income taxes attributed to the awards. The loans are secured by the shares of common stock issued to the employees, and prior to August 7, 2003 bore interest at 6.2% per annum with respect to $5,845 of the principal amount and at 4.63% per annum with respect to $1,588 of the principal amount. Principal and accrued interest on the loans are due no later than August 7, 2004. In the event the value of the Company’s common stock is less than the aggregate principal and interest of the loans upon maturity in August 2004, the employees may elect to surrender their shares relating to the stock award.

The Company also provided loans to executive officers of $1,672 at an interest rate of 4.5% in October 2001. These loans are full recourse loans. As of June 30, 2003, the balance of these loans were $1,703, including $121 of accrued interest.

Common Stock Repurchase

In August 2001, the Board of Directors authorized the Company to repurchase up to $100,000 of its common stock. As of June 30, 2003, the Company had repurchased 3.8 million shares of its common stock at an aggregated purchase price of $35,727. The repurchased shares are held in treasury.

Preferred Stock

The Company has 10,000,000 authorized shares of $0.01 par value Preferred Stock. An aggregate of 1,000,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock for issuance in connection with the Company’s Shareholder Rights Plan.

Shareholder Rights Plan

On August 29, 2001, the Board of Directors of the Company adopted a Shareholder Rights Plan. Under the plan, a dividend of one preferred share purchase right (a “Right”) was declared for each share of common stock of the Company that was outstanding on October 2, 2001. Each right entitles the holder to purchase from the Company one one-thousandth of a share of a new series of Series A Junior Participating Preferred Stock at a purchase price of $90, subject to adjustment.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The Rights will trade automatically with the common stock and will not be exercisable until a person or group has become an “acquiring person” by acquiring 15% or more of the Company’s outstanding common stock, or a person or group commences a tender offer that will result in such a person or group owning 15% or more of the Company’s outstanding common stock. Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $90, a number of shares of the Company’s common stock having a market value equal to twice the exercise price. Rightholders would also be entitled to purchase common stock of the acquiring person having a value of twice the exercise price if, after a person had become an acquiring person, the Company were to enter into certain mergers or other transactions. If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each right.

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

Registration Statement

On September 30, 2002, the Company filed with the SEC a registration statement on Form S-3 relating to the resale of 30,471,309 shares of the Company’s common stock issued in connection with the closing of the BE Germany acquisition. The registration statement indicates that the Company will not be selling any of the shares covered by the registration statement and will not receive any of the proceeds from the sale of shares to the extent that any of the shares are sold by the selling shareholders. This registration statement became effective October 18, 2002.

17.    Income Taxes

The Company reported income before taxes and cumulative effect of change in accounting principle of $99,066, $134,586 and $136,848, including net foreign losses of approximately $37,024, $10,365 and $14,600, for the years ended June 30, 2003, 2002 and 2001, respectively.

The components of income tax expense are as follows:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Current:
Federal	$40,622	$65,175	$86,487
State and local	11,059	18,584	24,446
Foreign	28,539	7,783	2,780

Total current	80,220	91,542	113,713

Deferred:
Federal	2,595	(8,281)	(8,635)
State and local	665	(1,456)	(2,440)
Foreign	(25,721)	(281)	(741)

Total deferred	(22,461)	(10,018)	(11,816)

Total	$57,759	$81,524	$101,897

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following table presents the principal reasons for the difference between the effective income tax rate from the continuing operations and the U.S. federal statutory income tax rate:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	15.1	10.0	4.6
State taxes, net of federal benefit	8.5	8.3	10.5
Nondeductible meals and entertainment expense	5.4	4.3	5.4
Nondeductible goodwill amortization	0.2	—	0.6
Foreign taxes	(5.8)	1.0	1.1
Other, net	(0.1)	2.0	2.0
Nondeductible equity losses of affiliate and loss on redemption of equity interest in affiliate	—	—	15.3

Effective income tax rate	58.3%	60.6%	74.5%

The temporary differences that give rise to a significant portion of deferred income tax assets and liabilities are as follows:

	Year Ended June 30, 2003	Year Ended June 30, 2002
Deferred income tax assets:
Net operating loss carryforwards	$67,100	$30,400
Accrued compensation	26,400	19,600
Accrued liabilities	9,921	7,900
Equity based compensation	8,700	—
Restructuring charges	8,000	—
Capital loss carryforward	7,000	10,500
Reserve for claims	5,800	800
Intangible assets	4,500	—
Revenue recognition	1,100	—
Allowance for doubtful accounts	600	10,900
Depreciation and amortization	—	9,700
Goodwill	—	4,800
Foreign currency translation	—	1,100

Total gross deferred income taxes	139,121	95,700
Less valuation allowance	(56,700)	(41,000)

Total net deferred income tax assets	82,421	54,700

Deferred income tax liabilities:
Depreciation and amortization	11,300	—
Other assets, net	6,800	—
401(k) plan	6,400	8,500
Cash flow hedge	300	—
Foreign currency translation	100	—
Intangible assets	—	3,406
Equity based compensation	—	800

Total deferred income tax liabilities	24,900	12,706

Net deferred income tax asset	$57,521	$41,994

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Pursuant to the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” these assets and liabilities are presented on the balance sheet as follows:

	Year Ended June 30, 2003	Year Ended June 30, 2002
Current deferred tax assets	$36,195	$27,390
Non-current deferred tax assets	24,606	14,604
Non-current deferred tax liabilities	(3,280)	—

	$57,521	$41,994

The Company has U.S. net operating loss carryforwards at June 30, 2003 of approximately $45,900, which expire at various dates through 2020. The Company also has foreign net operating loss carryforwards at June 30, 2003 of approximately $153,000, which expire at various dates prescribed in foreign law. A valuation allowance has been recorded due to the uncertainty of the recognition of certain deferred income tax assets, primarily the net operating loss carryforwards of certain U.S. and foreign subsidiaries, and the capital loss carryforwards of certain U.S. entities. The net changes in the valuation allowance for the years ended June 30, 2003, 2002 and 2001 were $15,700, $11,900 and $6,200, respectively. At June 30, 2003, $2,600 of the Company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce goodwill of an acquired entity.

The Company has not provided for U.S. income taxes on the unremitted earnings of certain foreign subsidiaries as these earnings are considered to be permanently reinvested. These earnings amounted to approximately $85,000, $20,000 and $10,000 as of June 30, 2003, 2002 and 2001, respectively. It is not practicable to compute the estimated deferred tax liability on these earnings.

18.    Transactions with Related Parties

Cisco

We entered into an alliance agreement with Cisco Systems, Inc. on December 29, 1999. At the same time we executed this alliance agreement, we also entered into an agreement with Cisco pursuant to which Cisco purchased 5,000,000 shares of our Series A Mandatorily Redeemable Convertible Preferred Stock (see Note 14). The term of the alliance agreement is five years, and may be extended as mutually agreed by the Company and Cisco.

KPMG LLP

Infrastructure Services.    The Company and KPMG LLP entered into an outsourcing agreement effective January 31, 2000, whereby the Company received and was charged for services performed by KPMG LLP. Certain services provided to us pursuant to this original outsourcing agreement were not necessary for us to operate our business as an independent Company since they were duplicative or were performed by us internally. In recognition of this fact and in anticipation of consummation of our IPO, the Company and KPMG LLP entered into and amended and restated outsourcing agreement effective July 1, 2000, eliminating the services related costs that we did not require. Thereafter, on February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby we receive and are charged for infrastructure services on substantially the same basis as the amended and restated outsourcing agreement. The allocation of costs to the Company for such services is based on actual costs incurred by KPMG LLP and are allocated among KPMG LLP’s assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification).

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The transition services agreement expires on the fourth anniversary of our February 8, 2001 initial public offering with regard to the technology infrastructure costs, and on the third anniversary of the IPO with regard to all other costs except for those relating to facilities costs. With regard to facilities costs, the Company and KPMG LLP have entered into arrangements pursuant to which our Company subleases from KPMG LLP office space that was formally allocated to the Company under the outsourcing agreement. The terms of the arrangements are substantially equivalent to those under the original outsourcing agreement, and will extend over the remaining period covered by the lease agreement between KPMG LLP and the lessor. If the Company terminates any services under the transition services agreement prior to the end of the term for such services, the Company is obligated to pay to KPMG LLP any “termination costs” incurred as a result of KPMG LLP having made investments in systems, personnel and other assets that were used in KPMG LLP’s shared infrastructure and national support capabilities. It is the intent of the parties that, during the term of the transition services agreement, the Company will work with KPMG LLP to minimize any termination costs arising at the end of the term of the agreement, and the Company will wind down its receipt of services from KPMG LLP by developing its own infrastructure and support capabilities or by engaging third party providers of such services (see Note 13).

During fiscal year 2002, the Company began to wind down the services provided by KPMG LLP. In July 2001, the Company and KPMG LLP agreed that the Company would terminate certain services relating to human resources, training, purchasing, facilities management and knowledge management. Termination costs associated with these services paid by the Company to KPMG LLP in fiscal year 2002 was $1,000.

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

During fiscal year 2003, the Company terminated certain human resources services provided by KPMG LLP under the transition services agreement for which the Company paid $1,050 in termination costs to KPMG LLP. In August 2002, the Company and KPMG LLP reached a settlement relating to a dispute about the determination of costs under the transition services agreement, resulting in KPMG LLP paying the Company $8,444. During fiscal year 2003, the Company also recovered $2,133 as a result of its audit of KPMG LLP’s charges for fiscal year 2002 and related adjustments of the charges for fiscal year 2003. During fiscal year 2003, the Company purchased $32,429 of leasehold improvements from KPMG LLP at their net book value. These assets had been used by the Company under the transition services agreement (for which usage charges had been included in the monthly costs under the agreement) and will continue to be used in the business.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Total expenses allocated to the Company with regard to occupancy costs and other infrastructure services are as follows:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Occupancy costs	$25,855	$29,325	$55,502
Other infrastructure service costs	96,544	138,282	179,393

Total	$122,399	$167,607	$234,895

Amounts included in:
Other costs of service	$25,855	$29,325	$64,944
Selling, general and administrative expenses	96,544	138,282	169,951

	$122,399	$167,607	$234,895

Internal Use Software Costs.    During the fiscal years ended June 30, 2002 and 2001, the Company purchased $1,194, and $47,098, respectively, of internal-use software from KPMG LLP at its net book value.

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

Related Party Revenue and Costs of Service.    The Company has periodically provided consulting services directly to KPMG LLP and other affiliates. Additionally, KPMG LLP’s assurance and tax businesses sometimes utilized the Company’s consultants in servicing their assurance and tax clients. Correspondingly, the Company sometimes utilized KPMG LLP assurance and tax professionals in servicing their consulting clients. Management believes that the revenue earned and fees paid between KPMG LLP’s assurance and tax businesses, other affiliates and the Company were determined on a basis substantially equivalent to what would have been earned and paid in similar transactions with unrelated parties. The revenue earned from, and costs paid to, KPMG LLP as a result of these services are summarized as follows:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Total revenue	$28,029	$11,962	$53,554

Total costs of service	$7,284	$6,961	$35,581

Accounts receivable from and accounts payable to KPMG LLP were $1,253 and $5,243, respectively, for the year ended June 30, 2003, and $1,414 and $16,634, respectively, for the year ended June 30, 2002.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Other Related Parties

Revenue earned from other related parties were as follows:

	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Cisco	$4,992	$6,770	$18,087
Qwest (see Note 15)	—	—	15,635	(a)

	$4,992	$6,770	$33,722

(a)	Includes revenues through December 27, 2000, as Qwest ceased to be a related party as of that date (See Note 15).

Accounts receivable and unbilled revenue from other related parties were $730 and $692 from Cisco at June 30, 2003 and 2002, respectively.

19.    Employee Benefit Plans

401(k) Plan

The Company sponsors a qualified 401(k) defined contribution plan (the “Plan”) covering substantially all of its employees. Participants are permitted (subject to a maximum permissible contribution under the Internal Revenue Code for calendar year 2002 of $11) to contribute up to 50% of their earnings to the Plan. Matching contributions by the Company are discretionary and range between 0%-50% of the first 6% of employees’ earnings contributions. Employees may elect to invest their retirement funds in the Company’s common stock, but no provisions of the plan require them to do so. In addition, the Plan does not restrict the ability of employees to dispose of any of the Company’s common stock that they hold in their retirement funds. Company contributions, net of forfeitures, for the years ended June 30, 2003, 2002 and 2001 were $2,176, $1,159 and $13,640, respectively, and were made in cash.

Pension Plans

During the first half of fiscal year 2003, the Company significantly expanded its international operations through acquisitions. Some of the acquired operations had pre-existing defined benefit pension plans, and as such the Company has become the sponsor of these plans. Pension coverage, which is often governed by local statutory requirements, is provided under the various plans. The Company accounts for those defined benefit pension plans under SFAS No. 87, “Employers Accounting for Pensions.”

Net pension (income) cost consisted of the following for the fiscal year ended June 30, 2003:

2003
Service cost	$2,372
Interest cost	2,197
Curtailment	(1,285)
Actuarial losses	21

Net periodic pension cost	$3,305

Curtailment gains are the result of the 2003 workforce reduction programs.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The changes in the benefit obligations of the Company’s pension plans for the fiscal year ended June 30, 2003 were as follows:

2003
Benefit obligation at July 1, 2002	$—
Acquisitions	33,512
Service cost	2,372
Interest cost	2,197
Curtailment	(1,285)
Benefits paid	(1,003)
Actuarial losses	21
Currency	5,750

Benefit obligation at June 30, 2003	$41,564

Unrecognized actuarial gain	153

Net pension liability	$41,717

As of June 30, 2003, the Company has no plan assets associated with the benefit obligation.

The following weighted average assumptions were used to determine the Company’s obligations under the plans:

2003
Discount rate	5.5%
Rate of compensation increase	2.5%

The Company has other employee benefit plans for which the liability is $5,784 as of June 30, 2003.

20.    Reduction in Workforce and Impairment Charges

Reduction in Workforce

During fiscal year 2003, the Company recorded, as part of other costs of service, restructuring charges totaling $17,592 related to lease, facility and other exit activities, primarily in the United States, Germany, Switzerland and Japan.

During the third quarter of fiscal year 2003, the Company recorded, as part of professional compensation expense, $17,824 in charges for severance and termination benefits related to a worldwide reduction in workforce, primarily in the North American and Asia Pacific regions. The reduction in workforce affected approximately 570 employees, across all lines of service, and was the result of aligning the Company’s workforce with market demand for services. All of the affected employees have been notified and terminated. As of June 30, 2003, the total liability has been disbursed.

In June 2002, November 2001 and April 2001, the Company recorded $3,594, $17,729 and $19,968, respectively, as charges for severance and termination benefits related to reductions in workforce. The reduction in workforce affected 188 employees in June 2002, 325 employees in November 2001, and 575 employees in April 2001. All reduction in workforce actions were the result of balancing the Company’s resources with market demand for services. All of the affected employees have been terminated and are no longer employed by the Company.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following table summarizes the fiscal year 2003 restructuring activities (including those activities accounted for as part of the acquisitions (see Note 6)).

	Severance	Lease and Facilities	Total
Balance at June 30, 2001	$4,236	$—	$4,236
Charges to operations	21,323	—	21,323
Payments	(24,397)	—	(24,397)

Balance at June 30, 2002	1,162	—	1,162
Acquisition related restructuring	39,150	—	39,150
Operating charges	17,824	17,592	35,416
Payments	(50,336)	(7,692)	(58,028)
Other (a)	4,106	267	4,373

Balance at June 30, 2003	$11,906	$10,167	$22,073

(a)	Other changes in restructuring accrual consist primarily of foreign currency translation adjustments.

The severance accrual is recorded within the balance sheet caption “Accrued payroll and related liabilities” and the lease and facilities accrual is primarily recorded within the balance sheet caption “Other current liabilities.” The remaining severance accrual is expected to be paid during fiscal year 2004, and the remaining lease and facilities accrual will be paid over the remaining lease term.

Impairment Charges

The Company recorded the following impairment charges during fiscal year 2002 and 2001:

•	Impairment charges related to software licenses held for resale due to lower than anticipated sales in the amount of $7,600 and $7,827, during fiscal year 2002 and 2001, respectively (approximately $5,100 of the fiscal year 2002 charge was recorded during the three months ended June 30, 2002),

•	During the three months ended June 30, 2002, $16,022 was recorded as an impairment charge to write-off the value of the Company’s portfolio of equity investments at June 30, 2002.

21.    Segment Information

The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. Through fiscal year 2002, the Company provided consulting services through five reportable segments, including Public Services, Communications & Content, Financial Services, Consumer and Industrial Markets and High Technology. Upon completion of a series of international acquisitions during the first quarter of fiscal year 2003, the Company established three international operating segments (EMEA, the Asia Pacific and Latin America regions). For the fiscal year 2003, the Company has eight reportable segments in addition to the Corporate/Other category. Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated on operating

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Prior year information has been reclassified to reflect current year changes. Beginning in fiscal year 2004, the Company combined its Consumer and Industrial Markets and High Technology industry groups to form the Consumer, Industrial and Technology industry group.

	Year Ended June 30,
	2003	2002	2001
Revenue
Public Services	$1,094,754	$966,422	$871,597
Communications and Content	350,694	473,269	551,089
Financial Services	236,773	229,993	463,930
Consumer and Industrial Markets	368,692	311,144	367,433
High Technology	155,251	194,751	459,448
EMEA	567,581	16,089	18,311
Asia Pacific	293,258	128,145	60,620
Latin America	73,743	44,054	62,800
Corporate/Other (1)	(1,469)	3,760	596

Total	$3,139,277	$2,367,627	$2,855,824

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2003	2002	2001
Depreciation and Amortization
Public Services	$11,186	$10,203	$8,469
Communications and Content	2,063	2,710	8,192
Financial Services	1,735	1,911	3,895
Consumer and Industrial Markets	1,462	1,118	4,877
High Technology	926	1,186	7,916
EMEA	45,971	4	212
Asia Pacific	5,792	1,013	536
Latin America	371	124	302
Corporate/Other (1)	49,925	31,051	26,623

Total	$119,431	$49,320	$61,022

Interest Expense (2)
Public Services	$18,883	$17,596	$17,312
Communications and Content	3,212	8,898	12,662
Financial Services	2,411	3,202	9,124
Consumer and Industrial Markets	3,850	3,973	4,972
High Technology	2,464	5,851	7,035
EMEA	1,812	170	—
Asia Pacific	1,359	2,410	1,359
Latin America	1,370	1,055	2,043
Corporate/Other (1)	(20,286)	(40,907)	(37,332)

Total	$15,075	$2,248	$17,175

Operating Income
Public Services	$313,573	$311,140	$243,536
Communications and Content	96,100	121,097	132,252
Financial Services	55,210	31,520	59,391
Consumer and Industrial Markets	80,270	79,838	85,460
High Technology	34,687	38,938	126,607
EMEA	66,819	1,538	(3,562)
Asia Pacific	27,988	644	(4,738)
Latin America	19,745	(3,965)	(16,795)
Corporate/Other (1)	(579,920)	(447,718)	(400,670)

Total	$114,472	$133,032	$221,481

Assets (3)
Public Services	$293,166	$189,860	$206,414
Communications and Content	79,532	75,494	145,152
Financial Services	49,575	29,399	61,616
Consumer and Industrial Markets	88,069	55,979	61,639
High Technology	35,825	32,744	109,194
EMEA	1,087,372	18,108	38,950
Asia Pacific	155,191	89,748	39,733
Latin America	33,578	23,058	67,506
Corporate/Other (1)	227,504	380,741	269,431

Total	$2,049,812	$895,131	$999,635

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.
(2)	Interest expense is allocated to the industry segments based on accounts receivable and unbilled revenues.
(3)	Industry segment assets include accounts receivable, unbilled revenues, certain software and property and equipment directly attributed to the industry segment, purchased intangible assets and goodwill. All other assets are not allocated to industry segments and are deemed to be corporate assets.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Included in consolidated operating income for fiscal year 2003 is a $17,824 restructuring charge for severance and termination benefits related to a worldwide reduction in workforce which was recorded as follows: $1,270 in Public Services, $2,483 in Communications and Content, $997 in Financial Services, $2,219 in Consumer and Industrial Markets, $830 in High Technology, $3,995 in Asia Pacific, $245 in Latin America, and $5,785 in Corporate/Other. Additionally, consolidated operating income for fiscal year 2003 includes a $17,592 restructuring charge related to lease facility and other exit activities which was recorded as follows: $5,957 in EMEA, $2,114 in Asia Pacific and $9,521 in Corporate/Other.

Included in consolidated operating income for fiscal year 2002 is a $21,323 restructuring charge for severance and termination benefits related to a worldwide reduction in workforce which was recorded as follows: $1,338 in Public Services, $2,440 in Communications and Content, $2,808 in Financial Services, $555 in Consumer and Industrial Markets, $719 in High Technology, $28 in EMEA, $3,046 in Asia Pacific, $2,282 in Latin America, and $8,107 in Corporate/Other. Additionally, included in consolidated operating income for fiscal year 2002 is an impairment charge of $23,914 which was recorded as follows: $2,500 in Public Services, $10,245 in Communications and Content, $734 in High Technology, $126 in Asia Pacific, $292 in Latin America and $10,017 in Corporate/Other.

Included in consolidated operating income for fiscal year 2001 is a $19,968 restructuring charge for severance and termination benefits related to a reduction in workforce which was recorded as follows: $3,807 in Public Services, $3,455 in Communications and Content, $7,097 in Financial Services, $1,715 in Consumer and Industrial Markets, $2,177 in High Technology, $1,575 in Latin America, and $142 in Corporate/Other. Additionally, included in consolidated operating income for fiscal year 2001 is an impairment charge of $7,827 which was recorded in Public Services.

22.    Subsequent Events

On August 14, 2003, the Company announced a worldwide reduction in workforce by approximately 280 to 340 employees, primarily in the North American and EMEA regions. The action impacts approximately 2% of the Company’s total workforce, and is designed to balance capacity with market demand for services. A charge of approximately $15,000 will be recorded in the first quarter of fiscal year 2004 for severance and termination benefits. Concurrently, the Company announced its intention of reducing its overall office space usage in an effort to align its office space usage with its current workforce and needs of its business and eliminate excess capacity. The Company estimates the space reduction will reduce global office space usage by approximately 23%. A restructuring charge of approximately $70,000, representing the future lease rentals, the unamortized cost of leasehold improvements and costs associated with consolidating facilities, will be recorded during fiscal year 2004, most of which will be recorded during the first quarter.

Since August 14, 2003, various separate complaints purporting to be class actions were filed in the United States District Court for the Eastern District of Virginia alleging that we and certain of our officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints all arise out of the Company’s announcement in August 2003 that we would be restating our financial results for the first three quarters of fiscal year 2003. The complaints contain varying allegations, including that we made materially misleading statements with respect to our financial results for the first three quarters of fiscal year 2003 in our SEC filings and press releases. The complaints do not specify the amount of damages sought. The Company has not filed any answers, motions to dismiss or other responsive pleadings in this litigation. The Company intends to defend these matters vigorously. At the present time, the Company cannot determine whether the resolution of this matter would have a material effect on the statement of position or cash flows of any future period.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The Company has extended the yen-denominated line of credit facility dated December 16, 2003. Under the renewed agreement, the revolving line of credit facility has a maximum balance of 1.35 billion Japanese yen and accrues interest at market rates. The overdraft line of credit facility has a maximum balance of 0.5 billion Japanese yen and accrues interest at market rates. There are no covenants under the facilities and they mature on August 31, 2004

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Pursuant to determination of the Audit Committee of the Board of Directors of BearingPoint, Inc. (“BearingPoint” or the “Company”), Grant Thornton LLP (“Grant Thornton”) was dismissed as the independent accountant for BearingPoint and its subsidiaries effective June 11, 2003. The Audit Committee retained PricewaterhouseCoopers LLP as the Company’s independent accountant as of June 12, 2003.

Grant Thornton was appointed as the independent accountant of BearingPoint in September 1998 and audited the financial statements for fiscal years 1999, 2000, 2001 and 2002. The reports of Grant Thornton on the financial statements for the last two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits for the two most recent fiscal years, and through June 11, 2003, there were no:

i.	disagreements between BearingPoint and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused them to make reference to the subject matter of the disagreement or disagreements in their report on the financial statements for such years, or;

ii.	reportable events involving Grant Thornton that would have required disclosure under Item 304(a)(1)(v) of Regulation S-K.

Grant Thornton has furnished BearingPoint with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of such letter, dated June 12, 2003, is filed as Exhibit 16.1 to this Form 10-K.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and subsequent evaluations conducted in connection with the audit of the Company’s consolidated financial statements for the year ended June 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that, except as noted below under “Changes in Internal Controls,” the Company’s disclosure controls and procedures are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company’s SEC filings.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2003 and that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis with a view towards continuous improvements. Management and PricewaterhouseCoopers LLP (“PwC”), our independent accountants, have reported to our Audit Committee certain matters involving internal controls that PwC considers to be material weaknesses or reportable conditions under standards established by the American Institute of Certified Public Accountants. The identified material weaknesses relate to financial review and analysis at the corporate/consolidation and certain local reporting levels, primarily with respect to the Germanic region. The identified reportable conditions relate to protocol and documentation for reviewing and assessing contract revenue recognition; monitoring of unusual Work in Process activity; lack of a formal documented policy relating to evidence of a contractual arrangement with respect to revenue recognition based on local legal requirements; cross-training of employees for key finance and accounting positions; and documentation for certain critical, significant and judgmental accounting areas.

These matters should be viewed in the context of the many special challenges for the Company in fiscal year 2003 that placed much greater demands on our accounting function. During the year, the Company significantly expanded its global presence by acquiring substantial consulting resources in 15 countries through a series of transactions totaling $800 million. The transactions brought a variety of disparate accounting systems of varying quality, all of which had to be evaluated and integrated into the Company’s systems. In addition, a new Chief Financial Officer was hired, and there was a change in the Corporate Controller.

In June 2003, PwC was retained as the new worldwide independent auditor for the Company. Fiscal year 2003 saw significant growth and acquisition activity by the Company, important changes in the Company’s financial management and a new worldwide independent auditor that carefully reviewed all substantial transactions and other matters.

Given the material weaknesses and reportable conditions identified above, management devoted additional resources to resolving questions that arose during the year-end audit. As a result, management is confident that its consolidated financial statements for the year ended June 30, 2003 fairly present, in all material respects, the financial condition and results of operation of the Company.

The material weaknesses and reportable conditions have been discussed in detail among management, our Audit Committee and PwC. We have assigned the highest priority to the correction of these material weaknesses and reportable conditions, and we are committed to addressing and resolving them fully. We have already taken several steps that address these matters. In July 2003, the Company implemented a new European financial accounting system and continues to develop and improve the Germanic consolidation and reporting process. In addition, a new Controller has been appointed for Europe, with special responsibility for Germany and the other European practices. The Company also is scheduled to implement a new North American financial accounting system during the third quarter of fiscal year 2004. In connection with these initiatives, all finance-related policies and procedures are currently being updated and enhanced. Standard global documentation requirements have been established for the assessment of critical, significant and judgmental accounting areas, including the evaluation of contract revenue recognition for non-standard contracts. As part of the monthly closing process, analytical review procedures have been established at the local reporting levels as well as the consolidated level and will continue to be improved upon. As part of our fiscal 2004 goal setting process, all finance employees are required to achieve a minimum of 40 hours of training in various areas and disciplines. Also, in July 2003, the Company engaged Ernst & Young LLP to provide a global internal audit function.

PART III.

The information required by Items 10, 11, 12 and 13 (except for certain information regarding executive officers that is called for by Item 10, which information is contained in Part I and Equity Compensation Plan information required by Item 12, which is included below) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

(as of June 30, 2003)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	48,002,853	$13.78	22,882,032	(1)(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	48,002,853	$13.78	22,882,032

(1)	Includes 15,486,861 shares of the Company’s common stock available for grants of stock options, restricted stock, stock appreciation rights and other stock-based awards under the Company’s 2000 Long-Term Incentive Plan and 7,395,171 shares of the Company’s common stock available for issuance under the Company’s Employee Stock Purchase Plan.
(2)	Under the Company’s 2000 Long-Term Incentive Plan, the number of shares of common stock authorized for grants or awards under the plan adjusts automatically based upon the following formula: authorized shares is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of common stock and (y) the number of authorized shares.

Item 14.	Principal Accountant Fees and Services

Pursuant to SEC Release No. 33-8313 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item 14 are not effective until the Annual Report on Form 10-K for the first fiscal year ending after

December 15, 2003.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The financial statements of the Company required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(2)	See Financial Statement Schedule under Item 15(d).

(a)(3)	See the exhibits listed below under Item 15(c).

(b)	The Company filed two Current Reports on Form 8-K from April 1, 2003 through June 30, 2003. In the Form 8-K filed on April 30, 2003, the Company announced its financial results for the third quarter of fiscal year 2003 under Item 5 and furnished the third quarter earnings release and performance report under Item 12. On June 12, 2003, the Company filed a Form 8-K announcing that it had dismissed Grant Thornton LLP, and had retained PricewaterhouseCoopers LLP, as its independent accountant.

(c)	Exhibit Index

Exhibit No.	Description

2.1	Share Purchase Agreement dated June 8, 2002, among the Company, KPMG DTG and the minority shareholders, which is incorporated herein by reference to Exhibit 2.1 from the Company’s Form 8-K filed on September 6, 2002.

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, which is incorporated herein by reference to Exhibit 3.2 from the Company’s Registration Statement on Form S-1 (Registration No. 333-36328, which is contained in Commission File No. 000-31351) (referred to below as “the Company’s Form S-1”).

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.2	Limited License Agreement between the Company and KPMG International, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

Exhibit No.	Description

10.3	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.4	Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.5	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1.

10.6	Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form S-1.

10.7	Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form S-1.

10.8	Form of Managing Director Agreement.

10.9	Stock Purchase Agreement dated as of December 29, 1999, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1.

10.10	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.11	Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the Company’s Form S-1.

10.12	Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form 10-K for the year ended June 30, 2001.

10.13	Amendment No. 2 to Alliance Agreement, dated March 4, 2002, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ended March 31, 2002.

10.14	Oracle Partnernetwork Worldwide Agreement, dated as of May 30, 2002, between the Company and Oracle Corporation.

10.15	Amendment One to the Oracle Partnernetwork Worldwide Agreement, dated May 30, 2002, between the Company and Oracle Corporation.

10.16	SAP Global Partner-Services Agreement dated March 8, 2003, between the Company and SAP AG.

10.17	Amended and Restated 2000 Long-Term Incentive Plan, dated April 22, 2003, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended March 30, 2003

10.18	Employee Stock Purchase Plan, as amended and restated October 2, 2002.

10.19	Amended and Restated 401(k) Plan dated August 21, 2003.

10.20	Deferred Compensation Plan, as amended and restated as of August 1, 2003.

10.21	Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications International, Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form S-1.

Exhibit No.	Description

10.22	Receivables Purchase Agreement, dated as of May 22, 2000, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.23	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 24, 2000, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.24	Amendment No. 2 to Receivables Purchase Agreement, dated as of May 21, 2001, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.25	Amendment No. 3 to Receivables Purchase Agreement, dated as of August 1, 2001, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.26	Amendment No. 4 to Receivables Purchase Agreement, dated as of March 21, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended June 30, 2002.

10.27	Amendment No. 5 to Receivables Purchase Agreement, dated as of May 20, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form 10-K for the year ended June 30, 2002.

10.28	Amendment No. 6 to Receivables Purchase Agreement, dated as of May 29, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.27 from the Company’s Form 10-K for the year ended June 30, 2002.

10.29	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.30	Amendment No. 8 to Receivables Purchase Agreement, dated as of May 16, 2003, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association.

10.31	Purchase and Sale Agreement, dated as of May 22, 2000, between the Company and KCI Funding Corporation, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.32	Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

Exhibit No.	Description

10.33	Revolving Credit Facility Agreement, dated May 29, 2002, between the Company, the guarantors referred to therein, the banks party thereto, PNC Bank National Association, as the administrative agent, PNC Capital Markets, Inc. and JP Morgan Securities, Inc., as the arrangers, Barclays Bank PLC, as the syndication agent, JP Morgan Chase Bank, Citibank N.A. and Bank of America, N.A. as the documentation agents and SunTrust Bank, as the co-agent, which is incorporated herein by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended June 30, 2002.

10.34	Revolving Credit Facility Agreement, dated August 21, 2002, between the Company, KPMG Consulting, LLC, the guarantors referred to therein, the banks party thereto, JP Morgan Chase Bank, as the administrative agent, and J.P. Morgan Securities, Inc., as the sole arranger and book runner, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Form 10-K for the year ended June 30, 2002.

10.35	Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.36	Second Amendment to Credit Facility Agreement, dated November 14, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 8-K filed on November 27, 2002.

10.37	Third Amendment to Credit Facility Agreement, dated May 13, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent.

10.38	Notice and Waiver, dated as of September 30, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.39	Master Release [Intercompany Notes], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.40	Master Release [Foreign Stock Pledges], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.41	Promissory Note, dated as of October 1, 2001, executed by Randolph C. Blazer, which is incorporated herein by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended June 30, 2002.

10.42	Promissory Note, dated as of October 1, 2001, executed by Michael J. Donahue, which is incorporated herein by reference to Exhibit 10.33 from the Company’s Form 10-K for the year ended June 30, 2002.

10.43	Promissory Note, dated as of October 1, 2001, executed by Bradley J. Schwartz, which is incorporated herein by reference to Exhibit 10.34 from the Company’s Form 10-K for the year ended June 30, 2002.

10.44	Promissory Note, dated as of October 1, 2001, executed by David W. Black, which is incorporated herein by reference to Exhibit 10.35 from the Company’s Form 10-K for the year ended June 30, 2002.

10.45	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

Exhibit No.	Description

10.46	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers and Other Key Executives, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.47	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.48	Form of Note Purchase Agreement, dated as of November 26, 2002, among the Company, the Subsidiary Guarantors and the Purchasers, relating to $220,000,000 aggregate principal amount of 5.95% Series A Senior Notes due 2005, 6.43% Series B Senior Notes due 2006 and 6.71% Series C Senior Notes due 2007, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 8-K filed on November 27, 2002.

10.49	Form of 5.95% Series A Senior Note due 2005, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 8-K filed on November 27, 2002.

10.50	Form of 6.43% Series B Senior Note due 2006, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 8-K filed on November 27, 2002.

10.51	Form of 6.71% Series C Senior Note due 2007, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.52	Form of Subsidiary Guarantee, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.53	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated June 12, 2003, which is incorporated herein by reference to Exhibit 16.1 from the Company’s Form 8-K filed on June 12, 2003.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results

(d)	Financial Statement Schedule

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of BearingPoint, Inc.

Our audit of the consolidated financial statements referred to in our report dated September 18, 2003 appearing in this Annual Report on Form 10-K of BearingPoint, Inc. also included an audit of the financial statement schedule for the year ended June 30, 2003 included in Item 15(d) of this Form 10-K. In our opinion, this financial statement schedule for the year ended June 30, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

McLean, Virginia

September 18, 2003

REPORT OF CERTIFIED PUBLIC ACCOUNTANTS SCHEDULE

Board of Directors and Stockholders

BearingPoint, Inc.

In connection with our audit of the financial statements of BearingPoint, Inc. (formerly KPMG Consulting, Inc.), referred to in our report dated August 6, 2002, except for Note 2, under the subheading “Stock-Based Compensation”, as to which the date is September 29, 2003, which is included in this annual report on Form 10-K for the year ended June 30, 2003, we have also audited Schedule II for the years ended June 30, 2001 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth herein.

Grant Thornton, LLP

New York, New York

August 6, 2002 except for

Note 2, under the subheading “Stock-Based Compensation,” as to which the

Date is September 29, 2003

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charge to Costs and Expenses (a)	Deductions- Write Offs	Balance at End of Period
	(in thousands)
Year Ended June 30, 2001	$7,000	$63,157	$(42,690)	$27,467
Year Ended June 30, 2002	27,467	22,510	(21,332)	28,645
Year Ended June 30, 2003	28,645	3,071	(12,989)	18,727

(a)	Expense reflected in other costs of service in the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEARINGPOINT, INC.

By:	/S/ RANDOLPH C. BLAZER

Randolph C. Blazer Chairman of the Board, Chief Executive Officer and President

Date: September 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
Principal Executive Officer and Director:

/S/ RANDOLPH C. BLAZER By: Randolph C. Blazer	Chairman of the Board, Chief Executive Officer and President	September 29, 2003

Principal Financial and Accounting Officer:

/S/ ROBERT S. FALCONE By: Robert S. Falcone	Executive Vice President and Chief Financial Officer	September 29, 2003

Board of Directors:

/S/ DOUGLAS C. ALLRED By: Douglas C. Allred	Director	September 29, 2003

/S/ WOLFGANG KEMNA By: Wolfgang Kemna	Director	September 29, 2003

/s/ ALBERT L. LORD, JR. By: Albert L. Lord, Jr.	Director	September 29, 2003

/S/ RODERICK C. MCGEARY By: Roderick C. McGeary	Director	September 29, 2003

/S/ AFSHIN MOHEBBI By: Afshin Mohebbi	Director	September 29, 2003

/S/ ALICE M. RIVLIN By: Alice M. Rivlin	Director	September 29, 2003

/S/ J. TERRY STRANGE By: J. Terry Strange	Director	September 29, 2003

Exhibit Index

Exhibit No.	Description

2.1	Share Purchase Agreement dated June 8, 2002, among the Company, KPMG DTG and the minority shareholders, which is incorporated herein by reference to Exhibit 2.1 from the Company’s Form 8-K filed on September 6, 2002.

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, which is incorporated herein by reference to Exhibit 3.2 from the Company’s Registration Statement on Form S-1 (Registration No. 333-36328, which is contained in Commission File No. 000-31351) (referred to below as “the Company’s Form S-1”).

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.2	Limited License Agreement between the Company and KPMG International, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.3	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.4	Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.5	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1.

10.6	Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form S-1.

10.7	Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form S-1.

10.8	Form of Managing Director Agreement.

10.9	Stock Purchase Agreement dated as of December 29, 1999, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1.

Exhibit No.	Description

10.10	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.11	Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the Company’s Form S-1.

10.12	Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form 10-K for the year ended June 30, 2001.

10.13	Amendment No. 2 to Alliance Agreement, dated March 4, 2002, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ended March 31, 2002.

10.14	Oracle Partnernetwork Worldwide Agreement, dated as of May 30, 2002, between the Company and Oracle Corporation.

10.15	Amendment One to the Oracle Partnernetwork Worldwide Agreement, dated May 30, 2002, between the Company and Oracle Corporation.

10.16	SAP Global Partner-Services Agreement dated March 8, 2003, between the Company and SAP AG.

10.17	Amended and Restated 2000 Long-Term Incentive Plan, dated April 22, 2003, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended March 30, 2003

10.18	Employee Stock Purchase Plan, as amended and restated October 2, 2002.

10.19	Amended and Restated 401(k) Plan dated August 21, 2003.

10.20	Deferred Compensation Plan, as amended and restated as of August 1, 2003.

10.21	Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications International, Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form S-1.

10.22	Receivables Purchase Agreement, dated as of May 22, 2000, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.23	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 24, 2000, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.24	Amendment No. 2 to Receivables Purchase Agreement, dated as of May 21, 2001, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.25	Amendment No. 3 to Receivables Purchase Agreement, dated as of August 1, 2001, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002

Exhibit No.	Description

10.26	Amendment No. 4 to Receivables Purchase Agreement, dated as of March 21, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended June 30, 2002.

10.27	Amendment No. 5 to Receivables Purchase Agreement, dated as of May 20, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form 10-K for the year ended June 30, 2002.

10.28	Amendment No. 6 to Receivables Purchase Agreement, dated as of May 29, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.27 from the Company’s Form 10-K for the year ended June 30, 2002.

10.29	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.30	Amendment No. 8 to Receivables Purchase Agreement, dated as of May 16, 2003, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association.

10.31	Purchase and Sale Agreement, dated as of May 22, 2000, between the Company and KCI Funding Corporation, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.32	Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.33	Revolving Credit Facility Agreement, dated May 29, 2002, between the Company, the guarantors referred to therein, the banks party thereto, PNC Bank National Association, as the administrative agent, PNC Capital Markets, Inc. and JP Morgan Securities, Inc., as the arrangers, Barclays Bank PLC, as the syndication agent, JP Morgan Chase Bank, Citibank N.A. and Bank of America, N.A. as the documentation agents and SunTrust Bank, as the co-agent, which is incorporated herein by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended June 30, 2002.

10.34	Revolving Credit Facility Agreement, dated August 21, 2002, between the Company, KPMG Consulting, LLC, the guarantors referred to therein, the banks party thereto, JP Morgan Chase Bank, as the administrative agent, and J.P. Morgan Securities, Inc., as the sole arranger and book runner, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Form 10-K for the year ended June 30, 2002.

10.35	Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.36	Second Amendment to Credit Facility Agreement, dated November 14, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 8-K filed on November 27, 2002.

Exhibit No.	Description

10.37	Third Amendment to Credit Facility Agreement, dated May 13, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent.

10.38	Notice and Waiver, dated as of September 30, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.39	Master Release [Intercompany Notes], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.40	Master Release [Foreign Stock Pledges], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.41	Promissory Note, dated as of October 1, 2001, executed by Randolph C. Blazer, which is incorporated herein by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended June 30, 2002.

10.42	Promissory Note, dated as of October 1, 2001, executed by Michael J. Donahue, which is incorporated herein by reference to Exhibit 10.33 from the Company’s Form 10-K for the year ended June 30, 2002.

10.43	Promissory Note, dated as of October 1, 2001, executed by Bradley J. Schwartz, which is incorporated herein by reference to Exhibit 10.34 from the Company’s Form 10-K for the year ended June 30, 2002.

10.44	Promissory Note, dated as of October 1, 2001, executed by David W. Black, which is incorporated herein by reference to Exhibit 10.35 from the Company’s Form 10-K for the year ended June 30, 2002.

10.45	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.46	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers and Other Key Executives, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.47	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.48	Form of Note Purchase Agreement, dated as of November 26, 2002, among the Company, the Subsidiary Guarantors and the Purchasers, relating to $220,000,000 aggregate principal amount of 5.95% Series A Senior Notes due 2005, 6.43% Series B Senior Notes due 2006 and 6.71% Series C Senior Notes due 2007, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 8-K filed on November 27, 2002.

10.49	Form of 5.95% Series A Senior Note due 2005, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 8-K filed on November 27, 2002.

Exhibit No.	Description

10.50	Form of 6.43% Series B Senior Note due 2006, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 8-K filed on November 27, 2002.

10.51	Form of 6.71% Series C Senior Note due 2007, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.52	Form of Subsidiary Guarantee, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.53	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated June 12, 2003, which is incorporated herein by reference to Exhibit 16.1 from the Company’s Form 8-K filed on June 12, 2003.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results

