Form 10-Q/A
period 2002-09-30
BEARINGPOINT INC
filed 2003-10-06
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, the following is an amendment on Form 10Q/A of BearingPoint, Inc. for the quarter ended September 30, 2002. This amendment is being filed (i) to restate certain amounts (see also Note 2, “Restatement,” of the Notes to the Consolidated Condensed Financial Statements for discussion of significant changes), (ii) to revise disclosures of the Company’s Consolidated Condensed Financial Statements for the quarter ended September 30, 2002 and (iii) to amend Item 4, “Controls and Procedures,” to disclose certain matters identified in connection with the audit of the Company’s consolidated financial statements for the year ended June 30, 2003 and to refer to the matter described below regarding Grant Thornton LLP. The circumstances necessitating the restatement and their effects on the quarter ended September 30, 2002 are more fully described in Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements. This amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement (see Note 2, “Restatement,” of the Notes to the Consolidated Condensed Financial Statements), disclosure relating to segment reporting (see Note 3, “Segment Reporting,” of the Notes to the Consolidated Condensed Financial Statements) and disclosure relating to controls and procedures.

In August 2003, the Company reported that it would restate its financial results for the first three quarters of fiscal year 2003 due to certain acquisition related and other accounting adjustments. The acquisition related adjustments were primarily attributable to the Company’s reassessment of the prior allocations to identifiable intangible assets and goodwill, along with restructuring charges related to certain acquisitions during fiscal year 2003. During the Company’s subsequent review of the identifiable intangible assets, such as customer contracts and relationships, it was determined that these assets were undervalued by approximately $20.8 million. Accordingly, the first three quarters of fiscal year 2003 were restated to reflect the related additional non-cash amortization expense and the other accounting adjustments. The other accounting adjustments pertain to restructuring activities related to the recent acquisitions, revenue recognition and contract accounting, accrued liabilities and stock awards with related shareholder notes. In total, these adjustments resulted in a decrease in previously reported net income and earnings per share for the quarter ended September 30, 2002 of $2.9 million, or $0.02 per share.

On September 29, 2003, the Company filed its Form 10-K for the fiscal year ended June 30, 2003, containing, among other items, the reports of Grant Thornton LLP on the Company’s audited financial statements and financial statement schedule for 2001 and 2002, and the consent of Grant Thornton LLP on Exhibit 23.1. After the market close on October 3, 2003, Grant Thornton LLP informed the Company in writing that it had not provided its manually signed opinion or consent to the Company and had not otherwise authorized the filing of such report and consent. On October 6, 2003, Grant Thornton LLP provided to the Company its two manually signed reports and consent for inclusion in the Company’s Form 10-K/A filed on October 6, 2003. Solely in light of Grant Thornton LLP’s statement on October 3, 2003, PricewaterhouseCoopers LLP withdrew its reports and consent filed with the Company’s Form 10-K on October 5, 2003. On October 6, 2003, PricewaterhouseCoopers LLP provided its reports and consent with respect to the Company’s audited financial statements and schedule for fiscal year 2003 in connection with the Company’s Form 10-K/A filed on October 6, 2003.

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I, ITEM 1.—FINANCIAL STATEMENTS

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,
	2002	2001
	as restated
Revenue	$732,699	$608,891

Costs of service:
Professional compensation	337,428	245,086
Other direct contract expenses	159,809	144,193
Other costs of service	65,394	55,648

Total costs of service	562,631	444,927

Gross profit	170,068	163,964
Amortization of purchased intangible assets	8,013	—
Selling, general and administrative expenses	133,771	119,185

Operating income	28,284	44,779
Interest (income) expense, net	1,456	600

Income before taxes	26,828	44,179
Income tax expense	14,517	21,863

Income before cumulative effect of change in accounting principle	12,311	22,316
Cumulative effect of change in accounting principle, net of tax	—	(79,960)

Net income (loss)	$12,311	$(57,644)

Earnings (loss) per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.07	$0.14

Cumulative effect of change in accounting principle	—	(0.51)

Net income (loss)	$0.07	$(0.36)

Weighted average shares—basic	171,500,309	158,331,525

Weighted average shares—diluted	171,598,835	158,438,153

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2002	June 30, 2002
	(unaudited)
	as restated
ASSETS
Current assets:
Cash and cash equivalents	$78,412	$203,597
Accounts receivable, net	351,156	246,792
Unbilled revenue	225,377	128,883
Prepaid expenses and other current assets	93,054	67,941

Total current assets	747,999	647,213
Property and equipment, net	102,718	60,487
Goodwill	875,776	87,663
Other intangible assets, net	127,713	75,652
Other assets	9,124	24,116

Total assets	$1,863,330	$895,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$334,572	$1,846
Accounts payable	97,712	62,810
Accrued payroll and employee benefits	227,944	130,554
Other current liabilities	159,568	88,085

Total current liabilities	819,796	283,295
Other liabilities	50,666	9,966

Total liabilities	870,462	293,261

Stockholders’ equity :
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 193,341,369 shares issued on September 30, 2002 and 161,478,409 shares issued on June 30, 2002	1,923	1,605
Additional paid-in capital	1,060,756	689,210
Accumulated deficit	(21,033)	(41,421)
Notes receivable from stockholders	(9,265)	(10,151)
Accumulated other comprehensive loss	(3,786)	(1,646)
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders' equity	992,868	601,870

Total liabilities and stockholders' equity	$1,863,330	$895,131

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2002	2001
	as restated
Cash flows from operating activities:
Net income (loss)	$12,311	$(57,644)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	79,960
Deferred income taxes and other	(5,546)	(159)
Stock awards	3,846	466
Depreciation and amortization	19,233	10,084
Changes in assets and liabilities:
Accounts receivable	5,912	6,577
Unbilled revenue	(65,924)	(5,707)
Prepaid expenses and other current assets	3,113	7,941
Other assets	2,491	10,744
Accrued payroll and employee benefits	5,320	(48,679)
Accounts payable and other current liabilities	(886)	27,815
Other liabilities	48	—

Net cash provided by (used in) operating activities	(20,082)	31,398

Cash flows from investing activities:
Purchases of property and equipment	(34,831)	(7,049)
Businesses acquired, net of cash acquired	(401,098)	(6,595)
Purchases of other intangible assets	(5,424)	(4,403)

Net cash used in investing activities	(441,353)	(18,047)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,468	12,226
Repurchases of common stock	—	(26,028)
Proceeds from notes payable	330,505	—
Repayment of notes payable	(6,001)	(3,017)
Repurchase of minority interest in subsidiary	—	(2,092)
Notes receivable from stockholders	(87)	—

Net cash provided by (used in) financing activities	336,885	(18,911)

Effect of exchange rates on cash and cash equivalents	(635)	—

Net decrease in cash and cash equivalents	(125,185)	(5,560)
Cash and cash equivalents—beginning of period	203,597	45,914

Cash and cash equivalents—end of period	$78,412	$40,354

Supplementary cash flow information:
Interest paid	$1,768	$222
Taxes paid	$3,803	$5,815
Supplemental non-cash investing and financing activities:
Issuance of common stock for business acquisition	$364,437	$—
Acquisition obligations from business acquisition	$5,543	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 1.    Basis of Presentation

On October 2, 2002, KPMG Consulting, Inc. changed its name to BearingPoint, Inc. (referred to below as “we,” “BearingPoint” or the “Company”). Our brand name underscores our global commitment to set a clear direction for our clients. In conjunction with our branding initiative, BearingPoint moved to the New York Stock Exchange and began trading on October 3, 2002, under the new ticker symbol “BE.” BearingPoint is a global provider of management consulting and business systems integration services.

The accompanying unaudited interim consolidated condensed financial statements of BearingPoint, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q/A. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002, included in the Company’s Annual Report on Form 10-K filed with the SEC. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2.    Restatement

This Amendment No. 1 to Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 30, 2002.

BearingPoint experienced significant activity for the fiscal year ended June 30, 2003. During this period, the Company considerably expanded its global presence adding consulting resources in 8 additional countries through 15 purchase business acquisitions (referred to in this Form 10-Q/A as “acquisitions”) for an aggregate purchase price of approximately $800 million. In August 2003, the Company reported that it would restate its financial results for the first three quarters of fiscal year 2003. The restatements occurred in the following general areas:

•	Purchase accounting resulting from the application of SFAS No. 141, “Business Combinations,” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination;”

•	Revenue recognition related to contract accounting and the application of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts;”

•	The accounting treatment of accrued liabilities and the use of estimated months to account for operations subsequent to certain international business acquisitions; and

•	The accounting treatment of stock awards and related shareholder notes.

In total these adjustments resulted in a decrease in previously reported net income and earnings per share in the first quarter of fiscal year 2003 of $2,870, or $0.02 per share.

Summarized below is a more detailed discussion of the restatements along with a comparison of the amounts previously reported in the balance sheet and the statement of operations in our Form 10-Q for the three months ended September 30, 2002.

Purchase Accounting

During the quarter ended September 30, 2002, the Company completed various acquisitions that were accounted for as purchase business acquisitions, resulting in approximately $26,359 in identified intangible assets. These acquisitions included the purchase of KPMG Consulting AG, a substantial consulting practice in Germany, and the purchase of all or parts of a number of Andersen Business Consulting practices worldwide. The Company completed preliminary purchase price allocations to allocate the purchase prices to acquired assets and assumed liabilities. The excess of the cost of the acquired entities over the amounts assigned to the acquired assets and liabilities assumed was recognized as goodwill. As part of the initial purchase price allocation, value was ascribed to only contractual backlog (order backlog) and a trade name. This initial allocation was determined to be too low, and accordingly, an additional $20,787 of value for identified intangible assets related to customer contracts and related customer relationships was allocated to these identified intangible assets with a corresponding reduction to goodwill. The additional intangible assets are being amortized over useful lives ranging from 12 to 15 months. As a result, approximately $2,979, of incremental amortization of purchased intangible assets was recorded in the quarter ended September 30, 2002.

Contract Accounting

In one of our international consulting practices, we identified an accumulation of work in process on our balance sheet. The Company identified approximately $932, in revenue related to pre-contract activities that was inappropriately recognized in the quarter ended September 30, 2002. As such, this amount has been reversed from revenue, as no contractual arrangement existed at the time the amount was recorded and recovery of these costs was not considered probable.

In addition, the Company identified certain circumstances where the percentage of completion method as prescribed under Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” was not appropriately applied. On a combined net basis, approximately $1,921 has been reversed from revenue in the quarter ended September 30, 2002. In addition, costs of service was reduced by approximately $933 in the quarter ended September 30, 2002.

Accruals

During fiscal 2003, we recorded accrued liabilities for our fringe benefits based on cost factors associated with projected labor hours. During fiscal 2003, we did not adjust the accrual as assumptions were revised. As a result, an adjustment to correct the calculated fringe benefit accrual of approximately $846 reduced costs of service for the quarter ended September 30, 2002.

During the first quarter of fiscal year 2003, the Company completed a number of business acquisitions. At the end of the first post-transaction fiscal reporting period (the quarter ended September 30, 2002), certain of the entities were not able to close their books on a timely basis for U.S. public reporting purposes. As a result, the Company, in an effort to conform to a fiscal year convention, recorded an “estimated month” income statement and a net asset or liability account on the balance sheet for those entities. Subsequently, the Company did not reverse this “estimated month” and began reporting results on a one-month lag basis. The Company has restated the respective quarters to conform to a fiscal period end, and has eliminated the effect of the “estimated month.” The Company reduced revenue by $12,476; decreased costs of service by $10,539; and reduced selling, general and administrative expenses by $1,348 for the quarter ended September 30, 2002.

Stock awards and shareholders notes

The Company initially accounted for certain stock awards in prior years as fixed plan grants, with related payments to the respective employees for tax liabilities accounted for as interest-bearing shareholder notes. The initial accounting has been revised to treat the awards as a variable grant. The revision did not have a material impact on the statements of operations for any prior periods and therefore prior years’ financial statements have not been restated. Instead, the aggregate effect of the revised accounting has been reflected as adjustments to additional paid in capital, accumulated deficit and notes receivable from stockholders as of July 1, 2002. In addition, under the revised accounting, reserves recorded against the shareholder notes during the quarter ended September 30, 2002 are not necessary and have been reversed, decreasing selling, general and administrative expenses by approximately $1,500 for the quarter ended September 30, 2002.

Other adjustments impacting net income

Other adjustments recorded that were identified through both timely quarterly reviews as well as during the year-end closing process and ordinary course of the audit. These adjustments were not material either individually or in the aggregate to income before taxes.

Reclassifications not impacting net income

Balance sheet and statement of operations reclassification adjustments were identified through both timely quarterly reviews as well as during the year-end closing process and ordinary course of the audit. The reclassifications are being made to conform the amounts previously reported to the restated presentations. These reclassifications do not impact net income, as previously reported.

The following tables outline the effects of the aforementioned adjustments in this Form 10-Q/A for the quarter ended September 30, 2002:

Statements of Operations:

	Three Months Ended September 30, 2002
	(unaudited)
	Amounts Previously Reported	As Restated	Change
Revenue	$747,560	$732,699	$(14,861)	(a	)
Costs of service:
Professional compensation	344,847	337,428	(7,419)	(b	)
Other direct contract expenses	163,398	159,809	(3,589)	(c	)
Other costs of service	65,356	65,394	38	(d	)

Total costs of service	573,601	562,631	(10,970)

Gross profit	173,959	170,068	(3,891)
Amortization of purchased intangible assets	5,034	8,013	2,979	(e	)
Selling, general and administrative expenses	137,160	133,771	(3,389)	(f	)

Operating income	31,765	28,284	(3,481)
Interest/other (income) expense, net	1,097	1,456	359	(g	)

Income before taxes	30,668	26,828	(3,840)
Income tax expense	15,487	14,517	(970)	(h	)

Net income	$15,181	$12,311	$(2,870)

Earnings per share - basic	$0.09	$0.07	$(0.02)
Earnings per share - diluted	$0.09	$0.07	$(0.02)

Statement of Operations components increased (decreased) as a result of the following:

(a)    Revenue

Eliminate the estimated month and conform to fiscal year reporting	$(12,476)
Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	(2,853)
Reclassifications not impacting net income	(80)
Other adjustments impacting net income	548

Net decrease	$(14,861)

(b)    Professional compensation

Eliminate the estimated month and conform to fiscal year reporting	$(5,839)
Adjust recognition of revenue for application of the percentage of completion method of accounting	(434)
Adjustment to fringe benefit accrual	(748)
Reclassifications not impacting net income	(86)
Other adjustments impacting net income	(312)

Net decrease	$(7,419)

(c)    Other direct contract expenses

Eliminate the estimated month and conform to fiscal year reporting	$(4,179)
Adjust recognition of revenue for application of the percentage of completion method of accounting	(499)
Reclassifications not impacting net income	1,089

Net decrease	$(3,589)

(d)    Other costs of service

Eliminate the estimated month and conform to fiscal year reporting	$(521)
Adjustment to fringe benefit accrual	(98)
Reclassifications not impacting net income	903
Other adjustments impacting net income	(246)

Net increase	$38

(e)    Amortization of purchased intangible assets

Incremental amortization due to the identification of customer contracts and related customer relationships	$2,979

(f)    Selling, general and administrative expenses

Eliminate the estimated month and conform to fiscal year reporting	$(1,348)
Reclassifications not impacting net income	(1,730)
Other adjustments impacting net income	1,189
Reversal of expense relating to shareholder notes	(1,500)

Net decrease	$(3,389)

(g)    Interest/Other (income) expense, net

Eliminate the estimated month and conform to fiscal year reporting	$271
Other adjustments impacting net income	219
Reclassifications not impacting net income	(256)
Reversal of interest income relating to shareholder notes	125

Net increase	$359

(h)    Income tax expense

Net decrease to income tax expense due to above adjustments	$(970)

Balance Sheets:

	September 30, 2002
	(unaudited)
	Amounts Previously Reported	As Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$86,341	$78,412	$(7,929	)(a)
Accounts receivable, net	347,096	351,156	4,060	(b)
Unbilled revenue	218,088	225,377	7,289	(c)
Prepaid expenses and other current assets	95,638	93,054	(2,584	)(d)

Total current assets	747,163	747,999	836
Property and equipment, net	104,065	102,718	(1,347	)(e)
Goodwill	886,487	875,776	(10,711	)(f)
Other intangible assets, net	108,627	127,713	19,086	(g)
Other assets	7,026	9,124	2,098	(h)

Total assets	$1,853,368	$1,863,330	$9,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$334,572	$334,572	$—
Accounts payable	93,659	97,712	4,053	(i)
Accrued payroll and employee benefits	226,789	227,944	1,155	(j)
Other current liabilities	151,538	159,568	8,030	(k)

Total current liabilities	806,558	819,796	13,238
Other liabilities	51,197	50,666	(531	)(l)

Total liabilities	857,755	870,462	12,707

Stockholders’ equity :
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 193,341,369 shares issued on September 30, 2002 and 161,478,409 shares issued on June 30, 2002	1,923	1,923	—
Additional paid-in capital	1,069,823	1,060,756	(9,067	)(m)
Accumulated deficit	(26,240)	(21,033)	5,207	(n)
Notes receivable from stockholders	(10,382)	(9,265)	1,117	(o)
Accumulated other comprehensive loss	(3,784)	(3,786)	(2	)(p)
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)	—

Total stockholders’ equity	995,613	992,868	(2,745)

Total liabilities and stockholders’ equity	$1,853,368	$1,863,330	$9,962

Balance Sheet components increased (decreased) due to the following:

(a) Cash and cash equivalents
Eliminate the estimated month and conform to fiscal year reporting	$(7,929)

(b) Accounts receivable, net
Eliminate the estimated month and conform to fiscal year reporting	$4,060

(c) Unbilled revenue
Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	$(1,925)
Eliminate the estimated month and conform to fiscal year reporting	8,475
Other adjustments impacting net income	739

Net decrease	$7,289

(d) Prepaid expenses and other current assets
Eliminate the estimated month and conform to fiscal year reporting	$431
Other adjustments impacting net income	(492)
Reclassifications not impacting net income	(2,523)

Net decrease	$(2,584)

(e) Property and equipment, net
Eliminate the estimated month and conform to fiscal year reporting	$(61)
Reclassifications not impacting net income	(1,286)

Net decrease	$(1,347)

(f) Goodwill
Purchase accounting adjustments, including deferred tax impact and acquisition-related restructuring adjustments	$9,928
Reduction of goodwill due to incremental value recorded to identified intangibles assets	(20,787)
Other adjustments impacting net income	148

Net decrease	$(10,711)

(g)    Other intangible assets, net

Reclassifications not impacting net income	$1,292
Incremental value recorded to identified intangible assets	17,794

Net increase	$19,086

(h)    Other assets

Eliminate the estimated month and conform to fiscal year reporting	$20
Reclassifications not impacting net income	2,078

Net increase	$2,098

(i)    Accounts payable

Eliminate the estimated month and conform to fiscal year reporting	$3,183
Other adjustments impacting net income	870

Net increase	$4,053

(j)    Accrued payroll and employee benefits

Adjustment to fringe benefit accrual	$(846)
Eliminate the estimated month and conform to fiscal year reporting	602
Other adjustments impacting net income	(130)
Additional accrued liability that increases goodwill	1,529

Net increase	$1,155

(k)    Other current liabilities

Eliminate the estimated month and conform to fiscal year reporting	$2,601
Reclassifications not impacting net income	(445)
Adjustment relating to shareholder notes reserve	(1,500)
Deferred tax adjustment related to purchase accounting	8,399
Net income tax payable impact from adjustments	(970)
Other adjustments impacting net income	(55)

Net increase	$8,030

(l)      Other Liabilities

Eliminate the estimated month and conform to fiscal year reporting	$(531)

(m)    Additional paid-in capital

Adjustment relating to shareholder notes	$(9,067)

(n)    Accumulated deficit

Net increase to accumulated deficit from adjustments	$5,207

(o)    Notes receivable from stockholders

Adjustment relating to shareholder notes	$1,117

(p)     Accumulated other comprehensive loss

Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	$(5)
Incremental amortization of intangibles	(15)
Other adjustments impacting net income	18

Net decrease	$(2)

Note 3.    Segment Reporting

        The Company discloses business segment information in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and required those enterprises to report selected information about operating segments in interim financial statements. Performance of the segments is evaluated based on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Effective in the fiscal quarter ended September 30, 2002, upon completion of a series of international acquisitions, the Company has eight reportable segments in addition to the Corporate/Other category. The information presented for the three months ended September 30, 2002 has been restated from that which was previously reported to reflect additional reportable segments. Prior year segment data has been reclassified to reflect the addition of three international reportable segments (EMEA, the Asia Pacific and Latin America regions).

	Three Months Ended September 30,
	2002		2001
	Revenue	Operating Income	Revenue	Operating Income
	as restated		as restated
Public Services	$265,204	$77,284	$218,720	$70,659
Communications & Content	96,195	25,629	133,347	41,289
Financial Services	62,012	14,779	67,705	8,136
Consumer & Industrial Markets	102,710	21,531	84,355	22,169
High Technology	37,025	8,602	62,588	12,496
EMEA	105,024	12,893	7,373	2,385
Asia Pacific	50,431	8	20,286	(1,163)
Latin America	12,326	3,309	14,398	1,537
Corporate/Other (1)	1,772	(135,751)	119	(112,729)

Total	$732,699	$28,284	$608,891	$44,779

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

Note 4.    Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under SFAS No. 130, “Reporting Comprehensive Income.” Total comprehensive income (i.e., net income plus foreign currency translation adjustment and other comprehensive income), for the three months ended September 30, 2002 was $14,451. Total comprehensive loss for the three months ended September 30, 2001 was $57,004.

Note 5.    Earnings Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2002	2001
	as restated
Net income before cumulative effect of change in accounting principle—basic	$12,311	$22,316
Cumulative effect of change in accounting principle	—	(79,960)

Net income (loss)—diluted	$12,311	$(57,644)

Weighted average shares outstanding—basic	171,500,309	158,331,525
Assumed exercise of stock options	98,526	106,628

Weighted average shares outstanding—diluted	171,598,835	158,438,153

Earnings (loss) per share—basic and diluted	$0.07	$(0.36)

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 39,531,758 and 28,091,045 for the three months ended September 30, 2002 and 2001, respectively.

Note 6.    Acquisitions

KPMG Consulting AG

On August 22, 2002, as part of a significant expansion in our international presence, the Company acquired KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), the consulting practice of the German member firm of KPMG International, with operations in Germany, Switzerland and Austria, for approximately $643,020. The purchase of KPMG Consulting AG was paid for through the issuance of 30,471,309 shares of common stock to the sellers at $11.96 per share, $273,583 in cash to the sellers, and approximately $5,000 in acquisition related transaction costs incurred to date. The preliminary allocation of the purchase price to assets acquired and liabilities assumed was as follows:

Preliminary Allocation of Purchase Price
as restated
Current assets	$138,332
Goodwill	636,631
Purchased intangibles	41,019
Acquired software	8,015
Other long-lived assets	15,750

Total assets	$839,747
Current liabilities	(141,991)
Long-term liabilities	(54,736)

Total purchase price	$643,020

The significance of the goodwill balance is primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for order backlog, customer contracts and related customer relationships of $39,615 and trade name of $1,404. Goodwill is not deductible for German tax purposes.

In connection with the acquisition of the BE Germany business, the Company announced a reduction of its workforce by approximately 700 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to this workforce reduction totaled $18,488 and has been accounted for as part of the acquisition of BE Germany. As of September 30, 2002 none of the liability has been paid.

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

Three Months Ended September 30, 2002
as restated
Revenue	$773,553
Income before cumulative effect of change in accounting principle	9,769
Cumulative effect of change in accounting principle	—

Net income	$9,769
Earnings per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.05
Cumulative effect of change in accounting principle	—

Net income	$0.05

Weighted average shares—basic	188,392,013

Weighted average shares—diluted	188,490,539

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the three months ended September 30, 2002: amortization expense on purchased intangible assets consisting of backlog and trade name in the amount of $1,678 (net of tax), interest expense associated with the debt financing of the Company’s acquisition of BE Germany of $360 (net of tax) and an increase in the number of weighted average common shares outstanding of 16,891,704 as a result of including shares issued as consideration for the equity portion of the purchase price. For the pro forma effects of this acquisition on the Company’s results of operations for the year ended June 30, 2002, and the Company’s financial position at June 30, 2002, refer to the Company’s Form 8-K/A filed with the SEC on October 17, 2002.

Andersen Business Consulting Practices

During the first quarter of fiscal 2003, the Company entered into a series of acquisitions of Andersen Business Consulting practices around the world, in order to expand the Company’s global presence. The acquisitions included practices from the United States, Spain, Japan, France, Brazil, Switzerland, Norway, Finland, Sweden, Singapore, South Korea and Peru. The Company also acquired the business consulting practice of Ernst & Young in Brazil. The aggregate purchase price of the acquisitions, paid in cash, totaled $131,804, including $9,361 related to transaction costs. The allocation of the aggregate purchase price was $143,206 to goodwill, $6,127 to purchased intangibles and approximately $17,500 of net liabilities acquired, primarily employee liabilities assumed.

The significance of the goodwill balance is primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for order backlog, customer contracts and related customer relationships of $6,127. Goodwill of $63,699 relating to the acquisition of the Andersen Business Consulting practice in the United States is expected to be deductible for tax purposes. Goodwill of $79,507 relating to the acquisitions of the remaining Andersen Business Consulting practices is tax deductible if the earnings are remitted to the United States. The Company does not anticipate remitting such earnings to the United States.

The results of the operations for each of the acquisitions in the European region have been included in the consolidated financial results beginning on the consummation date of each acquisition. The results of the operations for each of the acquisitions in the Asia Pacific and Latin America regions have been included in the consolidated financial results beginning in the month following the consummation date of each acquisition.

In connection with the acquisitions of certain European Andersen Business Consulting practices (primarily within France, Spain and Switzerland), the Company reduced its workforce by approximately 240 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to these workforce reductions totaling $3,919 have been accounted for as part of the acquisitions. As of September 30, 2002, $98 of the total liability has been paid.

Note 7.    Notes Payable

On August 21, 2002, the Company entered into a $220,000 revolving credit facility for the purpose of funding a portion of the acquisition cost of KCA. This credit facility matures on December 15, 2002 and is in addition to the Company’s other credit facilities. Borrowings bear interest at either the prime rate, the LIBOR rate plus a margin ranging from 0.875% to 1.625% or money market rates, the option of which is determinable by the Company. On August 22, 2002, in connection with the closing of the KCA acquisition, the Company borrowed $220,000 under the new facility and $75,000 under the Company’s existing receivables purchase facility. At September 30, 2002, these borrowings bore interest at 2.98% and 2.22%, respectively.

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

During the second quarter of fiscal year 2003, the Company intends to replace its $220,000 short-term revolving credit facility used to fund recent acquisitions with fixed rate debt. In anticipation of this refinancing, the Company entered into treasury rate locks on $125,000 of five-year debt. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and have been designated as highly effective cash flow hedges. The treasury locks are anticipated to convert fixed rate cash flows from 6.71% to approximately 6.57% on $125,000 of the new debt.

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

Note 9.    Transactions with KPMG LLP

During fiscal year 2002, the Company began to wind down the services provided by KPMG LLP under the transition services agreement. In connection with winding down and terminating services, we are potentially liable for the payment of termination costs, as defined in the agreement, incurred by KPMG LLP, including transitioning personnel and contracts from KPMG LLP to our Company. The Company has given notice to KPMG LLP of its intent to terminate certain services during fiscal year 2003, for which the amount of termination costs have yet to be determined by KPMG LLP or agreed upon by the parties. Accordingly, the amount of termination costs that the Company will pay to KPMG LLP in the future cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company’s consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the results of operation in a particular quarter or fiscal year cannot be determined at this time.

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

On September 30, 2002, the Company filed with the SEC a registration statement on Form S-3 relating to the resale of 30,471,309 shares of the Company’s common stock issued in connection with the closing of the KCA acquisition. The registration statement indicates that the Company will not be selling any of the shares covered by the registration statement and will not receive any of the proceeds from the sale of shares to the extent that any of the shares are sold by the selling shareholders. This registration statement became effective on October 18, 2002.

Note 11.    Commitment to Re-Branding

In August 2002, the Company announced its commitment to a re-branding initiative, under which the Company expects to spend $20,000 to $40,000 during fiscal year 2003. For the three months ended September 30, 2002, the Company has incurred costs of $6,790 ($4,016 after tax, or $0.02 per share).

Note 12.    Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which established financial accounting and reporting standards for acquired goodwill and other intangible assets and superseded Accounting Principles Board Opinion (“APB”) No. 17, “Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived purchased intangible assets are no longer amortized but are reviewed at least annually for impairment; the Company has elected to perform this review annually as of April 1. Identifiable intangible assets that have finite lives, continue to be amortized over their estimated useful lives.

In connection with adopting this standard as of July 1, 2001, the Company recognized a transitional impairment loss of $79,960, or $0.51 per basic and diluted earnings per share, as the cumulative effect of a change in accounting principle. There was no tax benefit recorded in connection with this change. The transitional impairment charge resulted from a change in the criteria for the measurement of the impairment loss.

Goodwill and other identifiable intangible assets consisted of the following at September 30, 2002 and June 30, 2002:

	September 30,	June 30,
	2002	2002
	as restated
Internal-use software	$92,634	$77,033
Purchased intangibles	60,418	13,225
Marketed software	18,371	16,915
Other	2,612	2,612
Total accumulated amortization	(46,322)	(34,133)

Other intangible assets, net	127,713	75,652
Goodwill	875,776	87,663

Total	$1,003,489	$163,315

Identifiable intangible assets include purchased or internally developed software and finite-lived purchased intangible assets, which primarily consist of market rights, backlog and software license rights. Identifiable intangible assets are amortized principally by the straight-line method over their expected period of benefit.

The changes in the carrying amount of goodwill for the three months ended September 30, 2002 are as follows:

	Balance June 30, 2002	Additions	Other(a)	Balance September 30, 2002
		as restated	as restated	as restated
Public Services	$11,537	$11,812	$—	$23,349
Communications & Content	8,509	15,542	—	24,051
Financial Services	2,871	6,217	—	9,088
Consumer & Industrial Markets	8,283	23,624	—	31,907
High Technology	2,388	4,973	—	7,361
EMEA	10,750	705,771	4,759	721,280
Asia Pacific	43,123	15,448	(366)	58,205
Latin America	—	333	—	333
Corporate/Other	202	—	—	202

Total	$87,663	$783,720	$4,393	$875,776

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments primarily related to fluctuation in the Euro.

Note 13.    Restructuring Charges

The following table summarizes the restructuring activities for the three months ended September 30, 2002 (including those activities accounted for as part of the acquisitions (see Note 6)).

Severance
as restated
Balance at June 30, 2002	$1,162
Acquisition related restructuring	22,407
Operating charges	—
Payments	(337)
Other (a)	163

Balance at September 30, 2002	$23,395

(a)	Other changes in restructuring accrual consist primarily of foreign currency translation adjustments.

This restructuring accrual is recorded within the balance sheet caption “Accrued payroll and employee benefits”. The remaining severance accrual is expected to be paid by the end of fiscal year 2004.

Note 14.    Subsequent Events

On October 1, 2002, the Company acquired the consulting unit of the KPMG international member firm in Finland for approximately $4,000. The Company is currently in the process of determining the allocation of the purchase price to the acquired assets and liabilities.

* * * * *

PART I, ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information has been amended to reflect the restatements made to the Consolidated Condensed Financial Statements as further discussed in Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements.

This information should be read in conjunction with the information contained in the Consolidated Condensed Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below.

Accounting policies that management believes are most critical to the Company’s financial condition and operating results pertain to revenue recognition and valuation of unbilled revenues (including estimates of costs to complete engagements); collectibility of accounts receivable; valuation of goodwill; and estimates pertaining to discretionary compensation costs and global effective income tax rates. In deriving accounting estimates, management considered available information and exercised reasonable judgment. However, actual results could differ from these estimates. See also “Company Overview — Financial Statement Presentation — Critical Accounting Policies and Estimates” in the Company’s Form 10-K for the fiscal year ended June 30, 2002.

Company Overview

BearingPoint, Inc. is a large business consulting and systems integration firms with approximately 17,000 employees. We serve Global 2000 companies, small and medium-sized businesses, government agencies and other organizations. The Company provides business and technology strategy, systems design and architecture, applications implementation, network infrastructure and managed services. Our service offerings are designed to help our clients deploy business systems to access information on a timely basis, and to create value in their enterprises.

On October 2, 2002, KPMG Consulting, Inc. changed its name to BearingPoint, Inc. Our brand name underscores our global commitment to help our clients set clear direction and achieve results. In conjunction with our branding initiative, BearingPoint moved to the New York Stock Exchange and began trading on October 3, 2002, under the new ticker symbol “BE.” This move strengthens BearingPoint’s reach to potential international investors.

We have provided consulting services through five industry groups in which we have significant industry-specific knowledge. These groups are Public Services, Communications & Content, Financial Services, Consumer & Industrial Markets and High Technology. In addition, as a result of our significant international acquisitions, we have established three new international reportable segments. Our focus on specific industries provides us with the ability to tailor our service offerings to reflect an understanding of the marketplaces in which our clients operate, enabling our clients to achieve their business objectives more quickly and efficiently.

We now have multinational operations covering North and South America, Europe and the Asia Pacific region. We utilize this multinational network to provide consistent integrated service to our clients throughout the world. During the first quarter of fiscal year 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG (“KCA”), which has approximately 3,000 employees in Germany, Switzerland and Austria. We furthered our global strategy enabling us to better serve our multinational clients by acquiring all or portions of selected Andersen Business Consulting Practices (“Andersen BC Practices”) in Australia, China/Hong Kong, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden and Switzerland, as well as hiring professionals from Andersen BC Practices in the United States and Brazil. In addition, we strengthened our Latin American business with the acquisition of Ernst & Young’s Brazilian consulting practice.

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

During the three months ended September 30, 2002, the Company completed its acquisition of KCA and a number of acquisitions involving Andersen BC Practices around the globe.

The Company realized net income for the three months ended September 30, 2002 of $12.3 million, or $0.07 per share, compared to a net loss of $57.6 million, or $0.36 per share including a transitional impairment charge relating to the cumulative effect of change in accounting principle of $80.0 million (net of tax) or $0.51 per share, for the three months ended September 30, 2001. Net income before cumulative effect of change in accounting principle for the quarters ended September 30, 2002 and 2001, were $12.3 million and $22.3 million, respectively.

This decrease is principally due to the integration of approximately 1,500 personnel hired from the Andersen BC Practice in the United States, as these professionals were hired on July 1, 2002 and their utilization was, as expected, significantly below our existing business for most of the quarter.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues.    Revenues increased $123.8 million, or 20.3%, from $608.9 million in the three months ended September 30, 2001, to $732.7 million in the three months ended September 30, 2002. The overall increase in revenue is attributable to international acquisitions, including collaborative market action with our core business. Public Services, the Company’s largest business unit, generated strong revenue growth of $46.5 million, up 21.3% excluding the impact of acquisitions and other transactions compared to the prior year. International revenue increased $125.7 million from $42.1 million for the three months ended September 30, 2001 to $167.8 million for the three months ended September 30, 2002 primarily due to acquisitions. Growth in revenue from Public Services and acquisitions was offset by declines in the High Technology and Communications & Content business units, whose clients have been impacted by the uncertain economic environment, thereby impacting their contributions to our business.

The Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter with the most significant impact being in the Communications & Content industry. However, this is expected to be more than offset by the addition of revenues from recent acquisitions.

Gross Profit.    Gross profit as a percentage of revenues decreased to 23.2% from 26.9% for the three months ended September 30, 2002 and 2001, respectively. This decrease is primarily due to the lower utilization rates for the former U.S. Andersen BC Practice personnel hired on July 1, 2002. In dollar terms, gross profit increased by $6.1 million, or 3.7%, from $164.0 million for the three months ended September 30, 2001, to $170.1 million for the three months ended September 30, 2002. The increase in gross profit was due to an increase in revenue of $123.8 million described above, partially offset by:

•	A net increase in professional compensation of $92.3 million, or 37.7%, to $337.4 million compared to $245.1 million in the prior year’s quarter. This increase was predominantly due to the addition of approximately 7,000 billable employees through acquisitions (including a $3.4 million noncash charge relating to common stock awards to be made to our managing directors from Andersen BC Practices), partially offset by the Company’s workforce actions that have occurred over the last 12 months in response to a challenging economy. Overall the Company’s average billable headcount has increased 51.2% from approximately 8,400 in the first quarter of fiscal year 2002 to 12,700 in the current quarter.

•	A net increase in other direct contract expenses of $15.6 million, or 10.8%, to $159.8 million, representing 21.8% of revenue, compared to $144.2 million, or 23.7% of revenue in the prior year’s quarter. The $15.6 million increase is attributable to higher revenue levels while the improvement as a percentage of revenue is due to the Company’s continued efforts to limit the use of subcontractors and travel expenses as well as historically lower use of subcontractors internationally.

•	A net increase in other costs of service of $9.7 million, or 17.5%, to $65.4 million from $55.6 million, was primarily due to acquisitions, partially offset by lower levels of bad debt expense and tighter controls on discretionary expenses.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets increased $8.0 million for the three months ended September 30, 2002. This increase in amortization expense primarily relates to $45.7 million of backlog acquired as part of our acquisitions, which is being amortized over 12 to 15 months.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses was $133.8 million for the three months ended September 30, 2002. This reflects an increase of $14.6 million, or 12.2%, from $119.2 million for the three month period ended September 30, 2001. This increase is principally due to $6.8 million of re-branding costs, and the impact of the various acquisitions, partially offset by reduced discretionary spending and current cost control initiatives.

Interest (Income) Expense, Net.    Interest (income) expense, net, increased $0.9 million to $1.5 million of net interest expense from $0.6 million of net interest expense for the three months ended September 30, 2002 and 2001, respectively. This increase in net interest expense is due to the increase in borrowings outstanding of $322.2 million from $12.3 million at September 30, 2001. The increase in borrowings is primarily due to borrowings of $220.0 million under the Company’s new short-term revolving credit facility and $75.0 million of borrowings on its receivables purchase facility predominantly used to finance a portion of the cost of the acquisition of KCA in August 2002.

Income Tax Expense.    For the three month period ended September 30, 2002, the Company earned income before taxes of $26.8 million and provided income taxes of $14.5 million resulting in an effective tax rate for the quarter of 54.1%. For the three months ended September 30, 2001, the Company earned income before taxes and cumulative effect of change in accounting principle of $44.2 million and provided income taxes of $21.9 million resulting in an effective tax rate for the quarter of 49.5%. The tax rates have been impacted by the non-deductibility of losses associated with certain international operations.

Income before Cumulative Effect of Change in Accounting Principle.    Income before cumulative effect of change in accounting principle decreased by $10.0 million, from $22.3 million for the three months ended September 30, 2001, to $12.3 million for the three months ended September 30, 2002. This decrease in profitability reflects lower utilization on billable headcount from acquisitions, increased amortization on finite lived intangibles, and re-branding costs partially offset by increased revenues, reduced discretionary spending and cost control initiatives.

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

Net Income (Loss).    For the three months ended September 30, 2002, the Company realized net income of $12.3 million, or $0.07 per share. For the three months ended September 30, 2001, the Company realized a net loss applicable to common stockholders of $57.6 million, or $0.36 per share, largely due to recording a transitional impairment charge as a result of a cumulative effect of change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had a cash balance of $78.4 million, which is down $125.2 million from June 30, 2002 predominantly due to funding various acquisitions around the globe. The Company has funded these transactions and operations through cash generated from operations, borrowings from various credit agreements of $334.6 million and the issuance of 30.5 million shares of common stock valued at $11.96 per share. The Company has borrowing arrangements available including a revolving credit facility with an outstanding balance of $24.0 million at September 30, 2002 (not to exceed $250 million), a short-term revolving credit facility with an outstanding balance of $220.0 million at September 30, 2002 (not to exceed $220 million), and an accounts receivable financing facility with an outstanding balance of $75.0 million at September 30, 2002 (not to exceed $150 million). The $250 million and $220 million revolving credit facilities expire on May 29, 2005 and December 15, 2002, respectively. The accounts receivable purchase agreement permits “sales” of accounts receivable through May 23, 2003, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement. The Company intends to replace the short-term revolving credit facility with other financing prior to December 15, 2002.

The $250 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting the Company’s ability to incur liens and indebtedness, purchase the Company’s securities, and pay dividends and requiring the Company to maintain a minimum level of net worth ($823.1 million as of September 30, 2002), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of the Company’s common stock, or (ii) if within a period of six calendar months, a majority of the officers of the Company’s executive committee cease to serve on its executive committee, and their terminations or departures materially affect the Company’s business. The receivables purchase agreement contains covenants that are consistent with the Company’s $250 million revolving credit facility and cross defaults to the $250 million revolving credit facility. The short-term revolving credit facility provides that upon receipt of proceeds by the Company from certain dispositions of assets or issuances of equity or debt securities, the revolving credit commitments will automatically be reduced by certain amounts in the case of such dispositions, or by the amount of proceeds received in the case of an issuance of securities, and the Company is required to repay amounts due that exceed the reduced credit commitments.

Under the transition services agreement with KPMG LLP (which terminates no later than February 8, 2004 for non-technology services and February 8, 2005 for technology-related services), the Company contracted to receive certain infrastructure support services from KPMG LLP until the Company completes the build-out of its own infrastructure. If the Company terminates services prior to the end of the term for such services, the Company may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and our Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. The Company has given notice to KPMG LLP of its intent to terminate certain services in fiscal year 2003 for which the amount of termination costs have either not been determined by KPMG LLP or not agreed upon by the parties. In July 2002, the Company purchased from KPMG LLP $30.8 million of leasehold improvements. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40 million to $60 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements). Currently the Company contracts for the use of such capital assets through the transition services agreement (for which usage charges are included in the monthly cost under the agreement). The amount of termination costs that the Company will pay to KPMG LLP in the future cannot be reasonably estimated at this time. Whether the amount of termination costs yet to be assessed will not have a material adverse effect on the Company’s consolidated financial position, cash flows or liquidity in a particular quarter cannot be determined at this time.

Cash used in operating activities during the three months ended September 30, 2002 was $20.1 million, principally due to cash operating results of $29.8 million (which consists of net income adjusted for the changes in deferred income taxes and other, stock awards and depreciation and amortization) more than offset by an increase in accounts receivable and unbilled revenues of $60.0 million. The increase in accounts receivable and unbilled revenues is primarily due to receivables and unbilled balances from acquired entities and other transactions for which no balance sheet was acquired.

Cash used in investing activities during the three months ended September 30, 2002 was $441.4 million principally due to $4.0 million in purchases of property and equipment, $30.8 million for the purchase of capital assets from KPMG LLP, and $401.1 million paid for acquisitions.

Cash provided by financing activities for the three months ended September 30, 2002 was $336.9 million, principally due to net proceeds from borrowings of $324.5 million and $12.5 million from the issuance of common stock primarily relating to the Company’s employee stock purchase plan.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 30, 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on our consolidated results of operations and financial position.

On October 25, 2002 the Emerging Issues Task Force (“EITF”) reached a tentative consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The EITF plans to ratify this decision at its November 20-21, 2002 meeting and make the final consensus applicable to transactions completed in fiscal years beginning after December 15, 2002. The Company is currently evaluating the requirements and impact of this issue on our consolidated results of operations and financial position.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the availability of talented professionals to provide our services;

•	the pace of technological change;

•	the strength of our joint marketing relationships;

•	the actions of our competitors; and

•	unexpected difficulties associated with our recent acquisitions, involving KCA and the former Andersen BC Practices.

In addition, our results and forward-looking statements could be affected by general domestic and international economic and political conditions, including the current slowdown in the economy, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in our industry. For a more detailed discussion of certain of these factors, see Exhibit 99.1 to this Form 10-Q/A. We caution the reader that the factors we have identified above may not be exhaustive. We operate in a continually changing business environment, and new factors that may affect our forward-looking statements emerge from time to time. Management cannot predict such new factors, nor can it assess the impact, if any, of such new factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

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

Our exposure to changes in foreign currency rates primarily relates to net investment exposure, arising from acquisitions in and working capital advances provided to certain international operations, including risk from the recent acquisitions, in Europe, Asia Pacific and Latin America.

PART I, ITEM 4.    CONTROLS AND PROCEDURES

As of September 30, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and subsequent evaluations conducted in connection with the audit of the Company’s consolidated financial statements for the year ended June 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that, except as stated in the “Introductory Note” and as noted below under “Changes in Internal Controls,” the Company’s disclosure controls and procedures are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company’s SEC filings.

CHANGES IN INTERNAL CONTROLS

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal year 2003 and that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis with a view towards continuous improvements. Management and PricewaterhouseCoopers LLP (“PwC”), our independent accountants, have reported to our Audit Committee certain matters involving internal controls that PwC considers to be material weaknesses or reportable conditions under standards established by the American Institute of Certified Public Accountants. The identified material weaknesses relate to financial review and analysis at the corporate/consolidation and certain local reporting levels, primarily with respect to the Germanic region. The identified reportable conditions relate to protocol and documentation for reviewing and assessing contract revenue recognition; monitoring of unusual Work in Process activity; lack of a formal documented policy relating to evidence of a contractual arrangement with respect to revenue recognition based on local legal requirements; cross-training of employees for key finance and accounting positions; and documentation for certain critical, significant and judgmental accounting areas.

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

Given the material weaknesses and reportable conditions identified above, management devoted additional resources to resolving questions that arose during the year-end audit. As a result, management is confident that its consolidated financial statements for the quarter ended September 30, 2002 and the year ended June 30, 2003 fairly present, in all material respects, the financial condition and results of operation of the Company.

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

DISCLOSURE CONTROLS AND PROCEDURES

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

ITEMS 3-4.    NONE

ITEM 5.    OTHER INFORMATION

Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer of the Company, has accepted a comparable position with FleetBoston Financial. Mr. Lamb will be Executive Vice President and Chief Financial Officer of FleetBoston Financial. His responsibilities will be transitioned prior to calendar year end. Mr. Lamb held a variety of positions during a 14-year career with FleetBoston Financial, including as its Corporate Controller from 1993 to 2000. In June 2000, he joined our Company in his current position. We have commenced a search for Mr. Lamb’s replacement.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits — Reference is made to the Exhibit Index.

b)	The Company filed three reports on Form 8-K and one report of Form 8-K/A during the period of July 1, 2002 through the date of this report. The Form 8-K that was filed on September 6, 2002 reported the acquisition of KPMG Consulting AG and a related amendment to the Rights Agreement between the Company and EquiServe Trust Company, N.A., as rights agent, dated October 2, 2001. The Form 8-K filed on September 30, 2002 reported that the Company’s Chairman and Chief Executive Officer had submitted to the SEC statements under oath in accordance with Commission Order No. 4-460 and provided certifications pursuant to 18 U.S.C. (S) 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Form 8-K filed on October 4, 2002 reported that the Company had changed its name to BearingPoint, Inc. and would be listing on the New York Stock Exchange under the trading symbol “BE.” The Form 8-K/A that was filed on October 17, 2002 contained the pro forma financial statements relating to the Company’s acquisition of KCA and the historical financial statements of KCA.

Exhibit Index

3.3	Certificate of Ownership and Merger merging Bones Holding, Inc. into KPMG Consulting, Inc (filed previously).

4.1

Amendment No. 1 to the Rights Agreement between BearingPoint, Inc. (formerly KPMG Consulting, Inc.) and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1

Revolving Credit Facility Agreement, dated August 21, 2002, between BearingPoint, Inc. (formerly KPMG Consulting, Inc.), BearingPoint, LLC (formerly KPMG Consulting, LLC), the guarantors referred to therein, the banks party thereto, JP Morgan Chase Bank, as the administrative agent, and J.P. Morgan Securities, Inc., as the sole arranger and book runner, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Form 10-K filed on September 30, 2002 (filed previously).

10.2

Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2002, between KCI Funding Corporation, BearingPoint, Inc. (formerly KPMG Consulting, Inc.), Market Street Funding Corporation and PNC Bank, National Association (filed previously).

10.3

Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among BearingPoint, Inc. (formerly KPMG Consulting, Inc.), the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent (filed previously).

10.4

Notice and Waiver, dated as of September 30, 2002, by and among BearingPoint, Inc. (formerly KPMG Consulting, Inc.), the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent (filed previously).

10.5	Form of Restricted Stock Agreement with certain officers of BearingPoint, Inc. pursuant to the 2000 Long-Term Incentive Plan (filed previously).

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to Section 1350

99.1	Factors Affecting Future Financial Results (filed previously).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.

DATE: October 6, 2003	By:	/s/ Randolph C. Blazer

Randolph C. Blazer,
Chairman of the Board, Chief Executive Officer,
and President

Principal Financial and Accounting Officer

DATE: October 6, 2003	By:	/s/ Robert S. Falcone

Robert S. Falcone
Executive Vice President
and Chief Financial Officer