Form 10-Q/A
period 2002-12-31
BEARINGPOINT INC
filed 2003-10-06
CIK 1113247

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

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED DECEMBER 31, 2002

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities and Exchange Act of 1934, the following is an amendment on Form 10-Q/A of BearingPoint, Inc. for the quarter ended December 31, 2002. This Amendment is being filed (i) to restate certain amounts (see also Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements for discussion of significant changes), (ii) to revise disclosures of the Company’s Consolidated Financial Statements for the quarter ended December 31, 2002 and (iii) to amend Item 4, “Controls and Procedures,” to disclose certain matters identified in connection with the audit of the Company’s consolidated financial statements for the year ended June 30, 2003 and to refer to the matter described below regarding Grant Thornton LLP. This filing should be read in conjunction with the Company’s amendments on Form 10-Q/A for the quarter ended September 30, 2002. The circumstances necessitating the restatement and their effects on the three and six months ended December 31, 2002 are more fully described in Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements. This amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement (see Note 2, “Restatement,” of the Notes to the Consolidated Condensed Financial Statements), disclosure relating to segment reporting (see Note 3, “Segment Reporting,” of the Notes to the Consolidated Condensed Financial Statements) and disclosure relating to controls and procedures.

In August 2003, the Company reported that it would restate its financial results for the first three quarters of fiscal year 2003 due to certain acquisition related and other accounting adjustments. The acquisition related adjustments were primarily attributable to the Company’s reassessment of the prior allocations to identifiable intangible assets and goodwill, along with restructuring charges related to certain acquisitions during fiscal year 2003. During the Company’s subsequent review of the identifiable intangible assets, such as customer contracts and relationships, it was determined that these assets were undervalued by approximately $20.8 million. Accordingly, the first three quarters of fiscal year 2003 were restated to reflect the related additional non-cash amortization expense and the other accounting adjustments. The other accounting adjustments pertain to restructuring activities related to the recent acquisitions, revenue recognition and contract accounting, accrued liabilities and stock awards with related shareholder notes. In total, these adjustments resulted in a decrease in previously reported net income and earnings per share for the three months and six months ended December 31, 2002 of $1.8 million, or $0.01 per share, and $4.7 million, or $0.02 per share, respectively.

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

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED DECEMBER 31, 2002

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	as restated		as restated
Revenue	$807,573	$593,218	$1,540,272	$1,202,109

Costs of service:
Professional compensation	351,581	247,746	689,009	492,832
Other direct contract expenses	181,854	155,543	341,663	299,736
Other costs of service	75,872	57,000	141,266	112,648

Total costs of service	609,307	460,289	1,171,938	905,216

Gross profit	198,266	132,929	368,334	296,893
Amortization of purchased intangible assets	11,321	1,005	19,334	1,005
Selling, general and administrative expenses	149,810	113,985	283,581	233,171

Operating income	37,135	17,939	65,419	62,717
Interest expense	3,466	491	5,662	1,114
Interest income	(584)	(518)	(1,068)	(1,288)
Other (income) expense, net	277	(175)	21	572

Income before taxes	33,976	18,141	60,804	62,319
Income tax expense	19,427	11,547	33,944	33,410

Income before cumulative effect of change in accounting principle	14,549	6,594	26,860	28,909
Cumulative effect of change in accounting principle	—	—	—	(79,960)

Net income (loss)	$14,549	$6,594	$26,860	$(51,051)

Earnings (loss) per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.08	$0.04	$0.15	$0.18
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.51)

Net income (loss)	$0.08	$0.04	$0.15	$(0.32)

Weighted average shares—basic	189,007,187	156,772,191	180,278,748	157,551,858

Weighted average shares—diluted	189,091,947	157,472,735	180,408,595	157,955,443

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2002	June 30, 2002
	(unaudited)
	as restated
ASSETS
Current assets:
Cash and cash equivalents	$56,147	$203,597
Accounts receivable, net	382,606	246,792
Unbilled revenue	199,742	128,883
Prepaid and other current assets	81,170	67,941

Total current assets	719,665	647,213
Property and equipment, net	102,152	60,487
Goodwill	937,214	87,663
Other intangible assets, net	126,875	75,652
Other assets	18,368	24,116

Total assets	$1,904,274	$895,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$39,074	$1,846
Accounts payable	105,934	62,810
Accrued payroll and employee benefits	219,325	130,554
Other current liabilities	174,493	88,085

Total current liabilities	538,826	283,295
Noncurrent portion of notes payable	253,300	—
Other liabilities	49,471	9,966

Total liabilities	841,597	293,261

Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 193,357,369 shares issued on December 31, 2002 and 161,478,409 shares issued on June 30, 2002	1,924	1,605
Additional paid-in capital	1,065,428	689,210
Accumulated deficit	(6,484)	(41,421)
Notes receivable from stockholders	(9,199)	(10,151)
Accumulated other comprehensive income (loss)	46,735	(1,646)
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,062,677	601,870

Total liabilities and stockholders’ equity	$1,904,274	$895,131

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2002	2001
	as restated
Cash flows from operating activities:
Net income (loss)	$26,860	$(51,051)
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	79,960
Deferred income taxes and other	(8,479)	(2,507)
Stock awards	8,443	—
Depreciation and amortization	47,075	23,015
Changes in assets and liabilities:
Accounts receivable	(17,412)	83,486
Unbilled revenue	(37,747)	36,127
Prepaid expenses and other current assets	4,608	(7,677)
Other assets	(694)	12,971
Accrued payroll and employee benefits	(8,663)	(38,316)
Accounts payable and other current liabilities	24,086	6,305
Other liabilities	2,453	—

Net cash provided by operating activities	40,530	142,313

Cash flows from investing activities:
Purchases of property and equipment	(42,180)	(12,497)
Businesses acquired, net of cash acquired	(420,645)	(33,179)
Purchases of other intangible assets	(20,378)	(14,641)
Purchases of equity investments	—	(2,234)

Net cash used in investing activities	(483,203)	(62,551)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,468	12,737
Repurchases of common stock	—	(27,473)
Proceeds from notes payable	934,942	—
Repayment of notes payable	(652,817)	(5,947)
Repurchase of minority interest in subsidiary	—	(2,092)
Notes receivable from stockholders	—	(1,893)

Net cash provided by (used in) financing activities	294,593	(24,668)

Effect of exchange rate changes on cash and cash equivalents	630	—

Net increase (decrease) in cash and cash equivalents	(147,450)	55,094
Cash and cash equivalents—beginning of period	203,597	45,914

Cash and cash equivalents—end of period	$56,147	$101,008

Supplementary cash flow information:
Interest paid	$6,268	$737
Taxes paid	$31,850	$29,295
Supplemental non-cash investing and financing activities:
Issuance of common stock for business acquisition	$364,437	n/a
Acquisition obligations from business acquisition	$5,543	n/a

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 1.    Basis of Presentation

On October 2, 2002, KPMG Consulting, Inc. changed its name to BearingPoint, Inc. (referred to below as “we”, “BearingPoint”, the “Company”). Our brand name underscores our global commitment to set a clear direction for our clients. In conjunction with our branding initiative, BearingPoint moved to the New York Stock Exchange and began trading on October 3, 2002, under the new ticker symbol “BE”. BearingPoint is a global provider of management consulting and business systems integration services.

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

Note 2.    Restatement

This Amendment No. 1 to Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s restated results as reported in the Form 10-Q/A filed for the quarter ended September 30, 2002 and in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 30, 2002. Certain adjustments that have been made to the September 30, 2002 quarterly results have a cumulative impact, and consequently impact the Company’s results for the three and six months ended December 31, 2002.

BearingPoint experienced significant activity for the fiscal year ended June 30, 2003. During this period, the Company considerably expanded its global presence adding consulting resources in 8 additional countries through 15 purchase business acquisitions (referred to in this Form 10-Q/A as “acquisitions”) for a an aggregate purchase price of approximately $800 million. In August 2003, the Company reported that it would restate its financial results for the first three quarters of fiscal year 2003. The restatements occurred in the following general areas:

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

In total these adjustments resulted in a decrease in previously reported net income and earnings per share in the second quarter of fiscal year 2003 of $1,840, or $0.01 per share, and a decrease in net income and earnings per share of $4,710, or $0.02 per share, for the six months ended December 31, 2002.

Summarized below is a more detailed discussion of the restatements along with a comparison of the amounts previously reported in the balance sheet and the statement of operations in our Form 10-Q for the three months and six months ended December 31, 2002.

Purchase Accounting

During the quarter ended September 30, 2002, the Company completed various acquisitions that were accounted for as purchase business acquisitions, resulting in approximately $26,359 in identified intangible assets. These acquisitions included the purchase of KPMG Consulting AG, a substantial consulting practice in Germany, and the purchase of all or parts of a number of Andersen Business Consulting practices worldwide. The Company completed preliminary purchase price allocations to allocate the purchase prices to acquired assets and assumed liabilities. The excess of the cost of the acquired entities over the amounts assigned to the acquired assets and liabilities assumed was recognized as goodwill. As part of the initial purchase price allocation, value was ascribed to only contractual backlog (order backlog) and a trade name. This initial allocation was determined to be too low, and accordingly, an additional $20,787 of value for identified intangible assets related to customer contracts and related customer relationships was allocated to these identified intangible assets with a corresponding reduction to goodwill. The additional intangible assets are being amortized over useful lives ranging from 12 to 15 months. As a result, $4,236 and $7,215 of incremental amortization of purchased intangible assets was recorded in the three months and six months ended December 31, 2002, respectively.

During the fiscal year ended June 30, 2003 the Company completed a series of restructurings related to many of its purchase business acquisitions increasing goodwill by approximately $2,204 for the three months and six months ended December 31, 2002, for certain charges relating to exiting from leased facilities. It was determined that these charges did not satisfy the criteria to be included in purchase accounting in accordance with EITF 95-3, and were therefore deducted from goodwill and charged to costs of service.

Contract Accounting

In one of our international consulting practices, we identified an accumulation of work in process on our balance sheet. The Company identified approximately $2,502 and $3,434 in revenue related to pre-contract activities that was inappropriately recognized in the three months and six months ended December 31, 2002, respectively. As such, these amounts have been reversed from revenue, as no contractual arrangement existed at the time the amounts were recorded and recovery of these costs was not considered probable.

In addition, the Company identified certain circumstances where the percentage of completion method as prescribed under Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” was not appropriately applied. On a combined net basis, approximately $8,548 and $6,627 of additional revenue was recognized in the three months and six months ended December 31, 2002, respectively. In addition, costs of service was increased by approximately $232 in the three months ended December 31, 2002, and reduced by $701 in the six months ended December 31, 2002.

Accruals

During fiscal 2003, we recorded accrued liabilities for our fringe benefits based on cost factors associated with projected labor hours. During fiscal 2003, we did not adjust the accrual as assumptions were revised. As a result, adjustments to correct the calculated fringe benefit accruals of approximately $4,884 and $5,730 reduced costs of service for the three months and six months ended December 31, 2002, respectively.

During the first quarter of fiscal year 2003, the Company completed a number of business acquisitions. At the end of the first post-transaction fiscal reporting period (the quarter ended September 30, 2002), certain of the entities were not able to close their books on a timely basis for U.S. public reporting purposes. As a result, the Company, in an effort to conform to a fiscal year convention, recorded an “estimated month” income statement and a net asset or liability account on the balance sheet for those entities. Subsequently, the Company did not reverse this “estimated month” and began reporting results on a one-month lag basis. The Company has restated the respective quarters to conform to a fiscal period end, and has eliminated the effect of the “estimated month.” The Company reduced revenue by $4,482 and $16,958 for the three months and six months ended December 31, 2002, respectively; decreased costs of service by $1,376 and $11,915 for the three months and six months ended December 31, 2002, respectively; increased selling, general and administrative expenses by $389 for the three months ended December 31, 2002, and reduced selling, general and administrative expenses by $959 for the six months ended December 31, 2002.

Stock awards and shareholders notes

The Company initially accounted for certain stock awards in prior years as fixed plan grants, with related payments to the respective employees for tax liabilities accounted for as interest-bearing shareholder notes. The initial accounting has been revised to treat the awards as a variable grant. The revision did not have a material impact on the statements of operations for any prior periods and therefore prior years’ financial statements have not been restated. Instead, the aggregate effect of the revised accounting has been reflected as adjustments to additional paid in capital, accumulated deficit and notes receivable from stockholders as of July 1, 2002. In addition, under the revised accounting, reserves recorded against the shareholder notes during the three months and six months ended December 31, 2002 are not necessary and have been reversed, decreasing selling, general and administrative expenses by approximately $2,250 and $3,750 of the three months and six months ended December 31, 2002, respectively.

Other adjustments impacting net income

Other adjustments recorded that were identified through both timely quarterly reviews as well as during the year-end closing process and ordinary course of the audit. These adjustments were not material either individually or in the aggregate to income before taxes.

Reclassifications not impacting net income

Balance sheet and statement of operations reclassification adjustments were identified through both timely quarterly reviews as well as during the year-end closing process and ordinary course of the audit. The reclassifications are being made to conform amounts previously reported to the restated presentations. These reclassifications do not impact net income, as previously reported.

The following tables outline the effects of the aforementioned adjustments on the three months and the six months ended December 31, 2002:

Statements of Operations:

	Three Months Ended December 31, 2002
	(unaudited)
	Amounts Previously Reported	As Restated	Change
Revenue	$807,911	$807,573	$(338)	(a	)

Costs of service:
Professional compensation	356,728	351,581	(5,147)	(b	)
Other direct contract expenses	179,035	181,854	2,819	(c	)
Other costs of service	73,431	75,872	2,441	(d	)

Total costs of service	609,194	609,307	113

Gross profit	198,717	198,266	(451)
Amortization of purchased intangible assets	7,085	11,321	4,236	(e	)
Selling, general and administrative expenses	155,491	149,810	(5,681)	(f	)

Operating income	36,141	37,135	994
Interest/other (income) expense, net	3,031	3,159	128	(g	)

Income before taxes	33,110	33,976	866
Income tax expense	16,721	19,427	2,706	(h	)

Net income	$16,389	$14,549	$(1,840)

Earnings per share - basic	$0.09	$0.08	$(0.01)
Earnings per share - diluted	$0.09	$0.08	$(0.01)

Statement of Operations components increased (decreased) as a result of the following:

(a)	Revenue
	Eliminate the estimated month and conform to fiscal year reporting	$(4,482)
	Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	6,046
	Reclassifications not impacting net income	(121)
	Other adjustments impacting net income	(1,781)

	Net decrease	$(338)

(b)	Professional compensation
	Eliminate the estimated month and conform to fiscal year reporting	$(1,747)
	Adjust recognition of revenue for application of the percentage of completion method of accounting	188
	Adjustment to fringe benefit accrual	(4,306)
	Reclassifications not impacting net income	(16)
	Other adjustments impacting net income	734

	Net decrease	$(5,147)

(c)	Other direct contract expenses
	Eliminate the estimated month and conform to fiscal year reporting	$1,142
	Adjust recognition of revenue for application of the percentage of completion method of accounting	44
	Reclassifications not impacting net income	1,633

	Net increase	$2,819

(d)	Other costs of service
	Eliminate the estimated month and conform to fiscal year reporting	$(771)
	Adjustment to fringe benefit accrual	(578)
	Reclassifications not impacting net income	1,633
	Adjustments for acquisition related restructuring	2,204
	Other adjustments impacting net income	(47)

	Net increase	$2,441

(e)	Amortization of purchased intangible assets
	Incremental amortization due to the identification of customer contracts and related customer relationships	$4,236

(f)	Selling, general and administrative expenses
	Eliminate the estimated month and conform to fiscal year reporting	$389
	Reclassifications not impacting net income	(3,370)
	Other adjustments impacting net income	(450)
	Reversal of expense relating to shareholder notes	(2,250)

	Net decrease	$(5,681)

(g)	Interest/other (income) expense, net
	Other adjustments impacting net income	1
	Reversal of interest income relating to shareholder notes	127

	Net increase	$128

(h)	Income tax expense
	Net increase to income tax expense due to above adjustments	$2,706

Statements of Operations:

	Six Months Ended December 31, 2002
	(unaudited)
	Amounts Previously Reported	As Restated	Change
Revenue	$1,555,471	$1,540,272	$(15,199	)(a)

Costs of Service:
Professional compensation	701,575	689,009	(12,566	)(b)
Other direct contract expenses	342,433	341,663	(770	)(c)
Other costs of service	138,787	141,266	2,479	(d)

Total costs of service	1,182,795	1,171,938	(10,857)

Gross profit	372,676	368,334	(4,342)
Amortization of purchased intangible assets	12,119	19,334	7,215	(e)
Selling, general and administrative expenses	292,907	283,581	(9,326	)(f)

Operating income	67,650	65,419	(2,231)
Interest/other (income) expense, net	3,872	4,615	743	(g)

Income before taxes	63,778	60,804	(2,974)
Income tax expense	32,208	33,944	1,736	(h)

Net income	$31,570	$26,860	$(4,710)

Earnings per share - basic	$0.17	$0.15	$(0.02)
Earnings per share - diluted	$0.17	$0.15	$(0.02)

Statement of Operations components increased (decreased) as a result of the following:

(a)    Revenue

Eliminate the estimated month and conform to fiscal year reporting	$(16,958)
Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	3,193
Reclassifications not impacting net income	(201)
Other adjustments impacting net income	(1,233)

Net decrease	$(15,199)

(b)    Professional compensation

Eliminate the estimated month and conform to fiscal year reporting	$(7,586)
Adjust recognition of revenue for application of the percentage of completion method of accounting	(246)
Adjustment to fringe benefit accrual	(5,054)
Reclassifications not impacting net income	(102)
Other adjustments impacting net income	422

Net decrease	$(12,566)

(c)    Other direct contract expenses

Eliminate the estimated month and conform to fiscal year reporting	$(3,037)
Adjust recognition of revenue for application of the percentage of completion method of accounting	(455)
Reclassifications not impacting net income	2,722

Net decrease	$(770)

(d)    Other costs of service

Eliminate the estimated month and conform to fiscal year reporting	$(1,292)
Adjustment to fringe benefit accrual	(676)
Reclassifications not impacting net income	2,535
Adjustments for acquisition related restructuring	2,204
Other adjustments impacting net income	(292)

Net increase	$2,479

(e)    Amortization of purchased intangible assets

Incremental amortization due to the identification of customer contracts and related customer relationships	$7,215

(f)    Selling, general and administrative expenses

Eliminate the estimated month and conform to fiscal year reporting	$(959)
Reclassifications not impacting net income	(5,356)
Other adjustments impacting net income	739
Reversal of expense relating to shareholder notes	(3,750)

Net decrease	$(9,326)

(g)    Interest/other (income) expense, net

Eliminating the estimated month and conform to fiscal year reporting	$271
Other adjustments impacting net income	220
Reversal of interest income relating to shareholder notes	252

Net increase	$743

(h)    Income tax expense

Net increase to income tax expense due to above adjustments	$1,736

Balance Sheets:

	December 31, 2002
	(unaudited)
	Amounts Previously Reported	As Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$49,307	$56,147	$6,840	(a)
Accounts receivable, net	373,500	382,606	9,106	(b)
Unbilled revenue	206,501	199,742	(6,759)	(c)
Prepaid expenses and other current assets	87,342	81,170	(6,172)	(d)

Total current assets	716,650	719,665	3,015
Property and equipment, net	103,090	102,152	(938)	(e)
Goodwill	950,734	937,214	(13,520)	(f)
Other intangible assets, net	110,724	126,875	16,151	(g)
Other assets	14,818	18,368	3,550	(h)

Total assets	$1,896,016	$1,904,274	$8,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$39,074	$39,074	$—
Accounts payable	105,274	105,934	660	(i)
Accrued payroll and employee benefits	222,514	219,325	(3,189)	(j)
Other current liabilities	158,888	174,493	15,605	(k)

Total current liabilities	525,750	538,826	13,076
Noncurrent portion of notes payable	253,300	253,300	—
Other liabilities	49,616	49,471	(145)	(l)

Total liabilities	828,666	841,597	12,931

Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 193,357,369 shares issued on December 31, 2002 and 161,478,409 shares issued on June 30, 2002	1,924	1,924	—
Additional paid-in capital	1,074,356	1,065,428	(8,928)	(m)
Accumulated deficit	(9,851)	(6,484)	3,367	(n)
Notes receivable from stockholders	(10,442)	(9,199)	1,243	(o)
Accumulated other comprehensive income (loss)	47,090	46,735	(355)	(p)
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)	—

Total stockholders’ equity	1,067,350	1,062,677	(4,673)

Total liabilities and stockholders’ equity	$1,896,016	$1,904,274	$8,258

Balance Sheet components increased (decreased) as a result of the following:

(a) Cash and cash equivalents
Eliminate the estimated month and conform to fiscal year reporting	$(125)
Reclassifications not impacting net income	6,965

Net increase	$6,840

(b) Accounts receivable, net
Eliminate the estimated month and conform to fiscal year reporting	$9,106

(c) Unbilled revenue
Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	$3,759
Eliminate the estimated month and conform to fiscal year reporting	(10,055)
Other adjustments impacting net income	(463)

Net decrease	$(6,759)

(d) Prepaid expenses and other current assets
Eliminate the estimated month and conform to fiscal year reporting	$(170)
Other adjustments impacting net income	(1,156)
Reclassifications not impacting net income	(4,846)

Net decrease	$(6,172)

(e) Property and equipment, net
Eliminate the estimated month and conform to fiscal year reporting	$717
Other adjustments impacting net income	(82)
Reclassifications not impacting net income	(1,573)

Net decrease	$(938)

(f) Goodwill
Other adjustments impacting net income	$804
Purchase accounting adjustments, including deferred tax impact and acquisition-related restructuring adjustments	6,463
Reduction of goodwill due to incremental value recorded to identified intangible assets	(20,787)

Net decrease	$(13,520)

(g) Other intangible assets, net
Other adjustments impacting net income	$122
Reclassifications not impacting net income	2,573
Incremental amortization due to the identification of customer contracts and related customer relationships	13,456

Net increase	$16,151

(h) Other assets
Eliminate the estimated month and conform to fiscal year reporting	$217
Other adjustments impacting net income	44
Reclassifications not impacting net income	3,289

Net increase	$3,550

(i) Accounts payable
Eliminate the estimated month and conform to fiscal year reporting	$566
Other adjustments impacting net income	94

Net increase	$660

(j) Accrued payroll and employee benefits
Adjustment to fringe benefit accrual	$(5,730)
Eliminate the estimated month and conform to fiscal year reporting	115
Other adjustments impacting net income	897
Additional accrued liability that increases goodwill	1,529

Net decrease	$(3,189)

(k) Other current liabilities
Eliminate the estimated month and conform to fiscal year reporting	$3,509
Other adjustments impacting net income	466
Reclassifications not impacting net income	5,410
Adjustment of costs relating to shareholder notes reserve	(3,750)
Purchase accounting adjustments, including deferred tax impact	8,234
Net income tax payable impact due to adjustments	1,736

Net increase	$15,605

(l) Other liabilities
Eliminate the estimated month and conform to fiscal year reporting	$(145)

(m) Additional paid in capital
Other adjustments impacting net income	$139
Adjustment relating to shareholder notes	(9,067)

Net decrease	$(8,928)

(n) Accumulated deficit
Net increase to accumulated deficit from above adjustments	$3,367

(o) Notes receivable from stockholders
Adjustment relating to shareholder notes	$1,243

(p) Accumulated other comprehensive income (loss)
Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	$(134)
Incremental amortization due to the identification of customer contracts and related customer relationships	(116)
Other adjustments impacting net income	(9)
Adjustments for acquisition related restructuring	(61)
Purchase accounting adjustments	(35)

Net decrease	$(355)

Note 3.     Segment Reporting

Effective in the first quarter of fiscal year 2003, upon completion of a series of business acquisitions, the Company has eight reportable segments in addition to the Corporate/Other category. Performance of the segments is evaluated based on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). The information presented for the three and six months ended December 31, 2002 has been restated from that which was previously reported to reflect additional reportable segments. Prior year segment data has been reclassified to reflect the addition of three international reportable segments (EMEA, the Asia Pacific and Latin American regions).

	Three Months Ended December 31,
	2002		2001
	Revenue	Operating Income	Revenue	Operating Income
	as restated
Public Services	$269,680	$82,370	$236,621	$76,365
Communications & Content	90,846	28,759	132,201	31,473
Financial Services	54,791	12,338	53,734	4,016
Consumer & Industrial Markets	93,340	20,454	73,973	13,568
High Technology	37,817	6,876	50,122	7,269
EMEA	166,229	37,853	2,198	(358)
Asia Pacific	77,047	8,554	35,329	3,052
Latin America	19,041	5,526	8,987	(4,978)
Corporate/Other	(1,218)	(165,595)	53	(112,468)

Total	$807,573	$37,135	$593,218	$17,939

	Six Months Ended December 31,
	2002		2001
	Revenue	Operating Income	Revenue	Operating Income
	as restated
Public Services	$534,884	$159,654	$455,341	$147,025
Communications & Content	187,041	54,388	265,548	72,762
Financial Services	116,803	27,117	121,439	12,152
Consumer & Industrial Markets	196,050	41,985	158,328	35,736
High Technology	74,842	15,478	112,710	19,765
EMEA	271,253	50,746	9,571	2,027
Asia Pacific	127,478	8,562	55,614	1,889
Latin America	31,367	8,835	23,386	(3,566)
Corporate/Other	554	(301,346)	172	(225,073)

Total	$1,540,272	$65,419	$1,202,109	$62,717

The Company’s total consolidated assets as of December 31, 2002 were $1,904,274 compared to $895,131 as of the year ended June 30, 2002. This change in total assets of $1,009,143 is primarily due to an increase in goodwill of $849,551 resulting from the acquisition of KPMG Consulting AG and acquisitions and other transactions involving various global Andersen Business Consulting practices. For changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2002, see Note 12, “Goodwill and Other Intangible Assets.”

Note 4.     Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	as restated		as restated
Income before cumulative effect of change in accounting principle	$14,549	$6,594	$26,860	$28,909
Cumulative effect of change in accounting principle	—	—	—	(79,960)

Net income (loss)	14,549	6,594	26,860	(51,051)
Foreign currency translation adjustment, net of tax (a)	48,861	129	47,608	769
Unrealized gain on derivative instruments	1,661	—	774	—

Comprehensive income (loss)	$65,071	$6,723	$75,242	$(50,282)

(a)	Movement in the foreign currency translation adjustment for the three and six months ended December 31, 2002 is primarily due to acquisitions in Europe during the first quarter of fiscal 2003 combined with the strengthening of the Euro against the U.S. dollar.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	as restated		as restated
Net income before cumulative effect of change in accounting principle—basic	$14,549	$6,594	$26,860	$28,909
Cumulative effect of change in accounting principle	—	—	—	(79,960)

Net income (loss)—diluted	$14,549	$6,594	$26,860	$(51,051)

Weighted average shares outstanding—basic	189,007,187	156,772,191	180,278,748	157,551,858
Employee stock options	84,760	700,544	129,847	403,585

Weighted average shares outstanding—diluted	189,091,947	157,472,735	180,408,595	157,955,443

Earnings (loss) per share—basic and diluted	$0.08	$0.04	$0.15	$(0.32)

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 53,419,570 and 25,497,341 for the three months ended December 31, 2002 and 2001, respectively, and 47,314,622 and 26,794,193 for the six months ended December 31, 2002 and 2001, respectively.

Note 6.    Change in Estimate

During the current quarter, the Company had a change in estimate, which decreased the expected remaining useful life of certain systems applications used as part of its infrastructure operations. This change in estimate is a result of the Company’s continued build-out of certain infrastructure functions scheduled to be completed in the last quarter of calendar year 2003, which upon completion will replace these applications. For the three and six months ended December 31, 2002, this change in estimate resulted in a charge to net income of $1,183 (net of tax) or $0.01 per share.

Note 7.    Acquisitions

During fiscal year 2003, the Company continued to expand its operations through the acquisition of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), the German member firm of KPMG International, and acquisitions with various global Andersen Business Consulting practices.

KPMG Consulting AG

On August 22, 2002, as part of a significant expansion in our international presence, the Company acquired 100% of the outstanding shares of BE Germany pursuant to a share purchase agreement, for approximately $651,420. The purchase of BE Germany was paid for through the issuance of 30,471,309 shares of common stock to the sellers at $11.96 per share, $273,583 in cash to the sellers, and approximately $13,400 in acquisition related transaction costs incurred to date. BE Germany’s operations consist primarily of consulting practices in Germany, Switzerland and Austria. The preliminary allocation of the purchase price to assets acquired and liabilities assumed was as follows:

Preliminary Allocation of Purchase Price
as restated
Current assets	$138,332
Goodwill	642,808
Purchased intangibles	41,019
Acquired software	8,015
Other long-lived assets	15,750

Total assets	$845,924
Current liabilities	(139,768)
Long-term liabilities	(54,736)

Total purchase price	$651,420

The significance of the goodwill balance is primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for order backlog, customer contracts and related customer relationships of $39,615 and trade name of $1,404. Goodwill is not deductible for German tax purposes.

In connection with the acquisition of the BE Germany business, the Company announced a reduction of its workforce by approximately 700 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to this workforce reduction totaled $18,488 and has been accounted for as part of the acquisition of BE Germany. As of December 31, 2002 none of the total liability has been paid.

Effective August 1, 2002, the results of KCA’s operations have been included in the consolidated financial results of the Company. The following unaudited pro forma financial information presents the combined results of operations of the Company and KCA as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information has been prepared using information derived from the Company’s and KCA’s historical consolidated financial statements. The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations or financial position or what the Company’s results of operations or financial position would have been had the Company completed the acquisition of KCA at an earlier date. The pro forma adjustments are based on available information and upon assumptions that the Company believes are reasonable.

	Pro Forma
	Six Months Ended December 31,
	2002	2001
	as restated
Revenue	$1,581,126	$1,471,246
Income before cumulative effect of change in accounting principle	24,318	33,096
Cumulative effect of change in accounting principle	—	(79,960)
Net income (loss)	$24,318	$(46,864)
Earnings (loss) per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.13	$0.18
Cumulative effect of change in accounting principle	—	(0.43)

Net income (loss)	$0.13	$(0.25)

Weighted average shares—basic	188,724,600	188,023,167

Weighted average shares—diluted	188,854,447	188,426,752

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the six months ended December 31, 2002 and 2001: amortization expense on purchased intangible assets consisting of backlog and trade name in the amount of $1,678 (net of tax) and $10,068 (net of tax), respectively; interest expense associated with the debt financing of the Company’s acquisition of KCA of $360 (net of tax) and $2,561 (net of tax), respectively; and an increase in the number of weighted average common shares outstanding of 8,445,852 and 30,471,309, respectively, as a result of including shares issued as consideration for the equity portion of the purchase price. The unaudited pro forma financial information for the six months ended December 31, 2001, includes a non-recurring charge of $20,332 ($12,783 net of tax), predominately related to a reduction in workforce. For the pro forma effects of this acquisition on the Company’s results of operations for the year ended June 30, 2002, and the Company’s financial position at June 30, 2002, refer to the Company’s Form 8-K/A filed with the SEC on October 17, 2002.

Andersen Business Consulting

During the first quarter of fiscal 2003, the Company entered into a series of acquisitions of Andersen Business Consulting practices around the world, in order to expand the Company’s global presence. The acquisitions included practices from the United States, Spain, Japan, France, Brazil, Switzerland, Norway, Finland, Sweden, Singapore, South Korea and Peru. The Company also acquired the business consulting practice of Ernst & Young in Brazil and, in the second quarter of fiscal 2003, the consulting unit of the KPMG International member firm in Finland. The aggregate purchase price of the acquisitions, paid in cash, totaled $135,267, including $9,090 related to transaction costs. The allocation of the aggregate purchase price was $146,880 to goodwill, $6,127 to purchased intangibles and approximately $17,700 of net liabilities acquired, primarily employee liabilities assumed.

The significance of the goodwill balance is primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for order backlog, customer contracts and related customer relationships of $6,127. Goodwill of $63,501 relating to the acquisition of the Andersen Business Consulting practice in the United States is expected to be deductible for tax purposes. Goodwill of $83,379 relating to the acquisitions of the remaining Andersen Business Consulting practices is tax deductible if the earnings are remitted to the United States. The Company does not anticipate remitting such earnings to the United States.

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

In connection with the acquisitions of certain European Andersen Business Consulting practices (primarily within France, Spain and Switzerland), the Company reduced its workforce by approximately 240 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to these workforce reductions totaling $3,919 have been accounted for as part of the acquisitions. As of December 31, 2002, $549 of the total liability has been paid. The remaining balance is expected to be paid by the end of fiscal year 2004.

Note 8.    Notes Payable

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

On November 26, 2002, the Company completed a private placement of $220,000 in aggregate principal of Senior Notes. The offering consisted of $29,000 of 5.95% Series A Senior Notes due November 2005, $46,000 of 6.43% Series B Senior Notes due November 2006 and $145,000 of 6.71% Series C Senior Notes due November 2007. The Senior Notes restrict the Company’s ability to incur additional indebtedness and requires the Company to maintain certain levels of fixed charge coverage and net worth, while limiting its leverage ratio to certain levels. The proceeds from the sale of these Senior Notes were used to repay the $220,000 short-term revolving credit facility described above.

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

Note 9.    Derivative Instruments and Hedging Agreements

The Company has borrowings outstanding under bank credit facilities, which carry variable interest rates (see Note 8). These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

During the second quarter of fiscal year 2003, the Company replaced its $220,000 short-term revolving credit facility used to fund recent acquisitions with fixed rate debt. In anticipation of this refinancing, the Company entered into treasury rate locks on $125,000 of five year debt. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and have been designated as highly effective cash flow hedges. On November 6, 2002 the treasury locks were settled resulting in a gain of $787, which will be reclassified into interest expense over the term of the debt. The gain on the treasury locks convert fixed rate cash flows from 6.71% to approximately 6.57% on $125,000 of the new debt.

The accumulated gain related to the treasury locks included in other comprehensive income as of December 31, 2002 was approximately $774 of which approximately $157 will be reclassified into interest expense over the next twelve months.

Note 10.    Transactions with KPMG LLP

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

Note 11.    Capital Stock and Option Awards

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

Goodwill and other identifiable intangible assets consisted of the following at December 31, 2002 and June 30, 2002:

	December 31, 2002	June 30, 2002
	as restated
Internal-use software	$105,431	$77,033
Purchased intangibles	63,062	13,225
Marketed software	20,979	16,915
Other	2,628	2,612
Total accumulated amortization	(65,225)	(34,133)

Other intangible assets, net	126,875	75,652
Goodwill	937,214	87,663

Total	$1,064,089	$163,315

Identifiable intangible assets include purchased or internally developed software and finite-lived purchased intangible assets, which primarily consist of market rights, backlog and software license rights. Identifiable intangible assets are amortized principally by the straight-line method over their expected period of benefit, which ranges from one to five years.

The changes in the carrying amount of goodwill for the six months ended December 31, 2002 are as follows:

	Balance June 30, 2002	Additions	Other (a)	Balance December 31, 2002
		as restated	as restated	as restated
Public Services	$11,537	$12,065	$—	$23,602
Communications & Content	8,509	15,875	—	24,384
Financial Services	2,871	6,350	—	9,221
Consumer & Industrial Markets	8,283	24,130	—	32,413
High Technology	2,388	5,080	—	7,468
EMEA	10,750	717,799	50,115	778,664
Asia Pacific	43,123	17,114	320	60,557
Latin America	—	703	—	703
Corporate/Other	202	—	—	202

Total	$87,663	$799,116	$50,435	$937,214

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments primarily related to fluctuation in the Euro.

Note 13.    Restructuring Charges

Reduction in Workforce

During fiscal year 2003, the Company recorded restructuring charges totaling $2,265 related to lease, facility and other exit activities, primarily in Germany.

The following table summarizes the restructuring activities for the six months ended December 31, 2002 (including those activities accounted for as part of the acquisitions (see Note 7)).

	Severance	Lease and Facilities	Total
	as restated	as restated	as restated
Balance at June 30, 2002	$1,162	$—	$1,162
Acquisition related restructuring	20,142	—	20,142
Operating charges	—	2,265	2,265
Payments	(916)	—	(916)
Other (a)	1,728	—	1,728

Balance at December 31, 2002	$22,116	$2,265	$24,381

(a)	Other charges in restructuring consist primarily of foreign currency translation adjustments.

This restructuring accrual is recorded within the balance sheet caption “Accrued payroll and employee benefits”. The remaining severance accrual is expected to be paid by the end of fiscal year 2004, and the remaining lease and facilities accrual will be paid over the remaining lease term.

Note 14.    Subsequent Events

On January 15, 2003, the Company announced a worldwide reduction in workforce by approximately 450 to 550 employees, primarily in the North American and Asia Pacific regions. The action impacts approximately 3% of the Company’s total workforce, and is designed to balance capacity with market demand for services. A pre-tax charge expected to be in the range of $17,000 to $23,000 will be recorded in the third quarter for severance and termination benefits.

On January 31, 2003, a subsidiary of the Company entered into a new 2 billion yen-denominated term loan (approximately $16,650). This term loan is in addition to the 2 billion yen-denominated line of credit described above (see Note 8). Borrowings under the term loan accrue interest at six month TIBOR plus 1.4%. Scheduled principal payments are every six months beginning July 31, 2003 through July 31, 2005 in the amount of 334 million yen and a final payment of 330 million yen on January 31, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by the Company.

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

Company Overview

BearingPoint, Inc. is a large business consulting, systems integration and managed services firms serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. The Company provides business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Our service offerings are designed to help our clients generate revenue, reduce costs and access the information necessary to operate their business on a timely basis.

On October 2, 2002, we rebranded the Company from KPMG Consulting, Inc. to BearingPoint, Inc., underscoring our global commitment to set a clear direction for the information systems design and implementation needs of our clients. In conjunction with our branding initiative, we gained access to markets throughout the world to better serve our clients. In addition, BearingPoint moved to the New York Stock Exchange and began trading on October 3, 2002 under the ticker symbol “BE.”

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

We have existing multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, Middle East and Africa (EMEA). We utilize this multinational network to provide consistent services to our clients throughout the world. During the first quarter of fiscal year 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG (“KCA”), which included approximately 3,000 employees in Germany, Switzerland and Austria. We furthered our global strategy enabling us to better serve our multinational clients by acquiring all or portions of selected Andersen Business Consulting practices or their assets in Australia, China/Hong Kong, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden and Switzerland, and the KPMG international member firm in Finland, as well as hiring professionals from Andersen Business Consulting in the United States and Brazil. In addition, we strengthened our Latin American business with the acquisition of Ernst & Young’s Brazilian consulting practice.

INDUSTRY REVENUE

The Company provides services through eight reportable segments in addition to Corporate/other. The following table provides unaudited financial information for each of those segments.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	as restated		as restated
Revenue:
Public Services	$269,680	$236,621	$534,884	$455,341
Communications & Content	90,846	132,201	187,041	265,548
Financial Services	54,791	53,734	116,803	121,439
Consumer & Industrial Markets	93,340	73,973	196,050	158,328
High Technology	37,817	50,122	74,842	112,710
EMEA	166,229	2,198	271,253	9,571
Asia Pacific	77,047	35,329	127,478	55,614
Latin America	19,041	8,987	31,367	23,386
Corporate/Other	(1,218)	53	554	172

Total	$807,573	$593,218	$1,540,272	$1,202,109

Revenue as a percentage of total:
Public Services	33%	40%	35%	38%
Communications & Content	11	22	12	22
Financial Services	7	9	7	10
Consumer & Industrial Markets	12	12	13	13
High Technology	5	9	5	9
EMEA	21	n/m	18	1
Asia Pacific	9	6	8	5
Latin America	2	2	2	2
Corporate/Other	n/m	n/m	n/m	n/m

Total	100%	100%	100%	100%

n/m	= not meaningful

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

The Company realized net income for the three months ended December 31, 2002 of $14.5 million, or $0.08 per share, compared to net income of $6.6 million, or $0.04 per share for the three months ended December 31, 2001. Included in operating results for the quarter ended December 31, 2001, was a $20.2 million charge ($12.8 million net of tax) predominantly related to a reduction in workforce across all lines of service. Excluding the effects of this charge, operating net income for the three months ended December 31, 2001 was $19.4 million. The results for the three months ended December 31, 2002 reflect the positive impact from revenue growth and ongoing cost control initiatives, more than offset by additional expenses associated with the acquisitions and rebranding expenses of $15.0 million ($8.9 million net of tax).

The Company realized net income for the six months ended December 31, 2002 of $26.9 million, or $0.15 per share, compared to a net loss of $51.1 million, or $0.32 per share including a transitional impairment charge relating to the cumulative effect of a change in accounting principle of $80.0 million (net of tax) or $0.51 per share, for the six months ended December 31, 2001. Also, included in the results for the six months ended December 31, 2001 was the $20.2 million charge ($12.8 million net of tax) mentioned above. Excluding this charge, net income before cumulative effect of change in accounting principle for the six months ended December 31, 2001, was $41.7 million compared to $26.9 million for the same period in the current year. This decrease is the result of additional expenses associated with the acquisitions and rebranding expenses of $21.8 million ($12.9 million net of tax) partially offset by revenue growth from acquisitions and ongoing cost control initiatives.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Revenue.    Revenue increased $214.4 million, or 36.1%, from $593.2 million in the three months ended

December 31, 2001, to $807.6 million in the three months ended December 31, 2002. The overall increase in revenue is primarily attributable to international acquisitions offset partially by declines due to lower utilization on billable headcount for the quarter ended December 31, 2002 compared to the same quarter in the previous year. Public Services, the Company’s largest business unit, generated strong revenue growth of $33.1 million, up 14.0%, while the Consumer & Industrial Markets business unit experienced revenue growth of $19.4 million, or 26.2%, as this business unit received the greatest revenue and resource impact from the acquisition of Andersen Business Consulting in the United States. Growth in Public Services and Consumer and Industrial Markets was offset by declines in Communications & Content (31.3%) and High Technology (24.6%) business units, whose industries have been impacted by the uncertain economic environment.

Our acquisitions significantly expanded our international presence and diversified our revenue base. As a result, International revenue increased $215.8 million from $46.5 million, or 7.8%, of consolidated revenue for the three months ended December 31, 2001, to $262.3 million, or 32.5%, of consolidated gross revenue for the three months ended December 31, 2002.

The Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter with the most significant impact being in the Communications & Content business segment. However, this is expected to be more than offset by the addition of revenue from recent acquisitions.

Gross Profit.    Gross profit as a percentage of revenue increased to 24.5% from 22.4% for the three months ended December 31, 2002 and 2001, respectively. The increase in gross margin percentage was primarily due to the Company’s continued efforts to limit the use of subcontractors and travel expenses, as well as ongoing cost control initiatives. In dollar terms, gross profit increased by $65.3 million, or 49.2%, from $132.9 million for the three months ended December 31, 2001, to $198.3 million for the three months ended December 31, 2002. The increase in gross profit was due to an increase in revenue of $214.4 million described above, partially offset by:

•	A net increase in professional compensation of $121.6 million, or 52.9%, excluding the $17.7 million charge recorded during the three months ended December 31, 2001 related to a reduction in workforce. This increase was predominantly due to the addition of approximately 7,000 billable employees through acquisitions (including a $4.1 million noncash charge relating to common stock awards made to our managing directors from Andersen Business Consulting), partially offset by the Company’s workforce actions that have occurred over the last 12 months in response to a challenging economy. Overall the Company’s average billable headcount has increased 72.3% from approximately 8,300 in the second quarter of fiscal year 2002 to 14,300 in the current quarter.

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

•	A net increase in other direct contract expenses of $26.3 million, or 16.9%, to $181.9 million, representing 22.5% of revenue, compared to $155.5 million, or 26.2% of revenue in the prior year’s quarter. The $26.3 million increase is attributable to higher revenue levels while the improvement as a percentage of revenue is due to the Company’s continued efforts to limit the use of subcontractors and travel expenses.

•	A net increase in other costs of service of $18.9 million, or 33.1%, to $75.9 million from $57.0 million, was primarily due to acquisitions, partially offset by lower levels of bad debt expense and tighter controls on discretionary expenses.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets increased $10.3 million to $11.3 million for the three months ended December 31, 2002 from $1.0 million for the three months ended December 31, 2001. This increase in amortization expense primarily relates to $45.7 million of backlog acquired as part of our recent acquisitions and is being amortized over 12 to 15 months.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $149.8 million for the three months ended December 31, 2002. This reflects an increase of $35.8 million, or 31.4%, from $114.0 million for the three month period ended December 31, 2001. This increase is principally due to $15.0 million of re-branding costs and the impact of the various acquisitions, partially offset by reduced discretionary spending and current cost control initiatives.

Interest (Income) Expense, Net.    Interest (income) expense, net, increased $2.9 million to $2.9 million for the three months ended December 31, 2002. This increase in net interest expense is due to an increase in borrowings outstanding of $283.0 million from $9.4 million at December 31, 2001 to $292.4 million at December 31, 2002. The increase in borrowings is primarily due to the Company’s short-term revolving credit facility of $220.0 million, which was retired in November 2002; the Company’s private placement of $220.0 million in senior notes during November 2002; $35.0 million of borrowings under the receivables purchase facility and $33.3 million in borrowings under a revolving line of credit. The Company has used the borrowings primarily to finance a portion of the cost of its international acquisitions.

Income Tax Expense.    For the three month period ended December 31, 2002, the Company earned income before taxes of $34.0 million and provided income taxes of $19.4 million resulting in an effective tax rate for the quarter of 57.2%. For the three months ended December 31, 2001, the Company earned income before taxes of $18.1 million and provided income taxes of $11.5 million resulting in an effective tax rate for the quarter of 63.7%. The tax rates have been impacted by the non-deductibility of losses associated with certain international operations.

Net Income (Loss).    For the three months ended December 31, 2002, the Company realized net income of $14.5 million, or $0.08 per share. For the three months ended December 31, 2001, the Company realized net income of $6.6 million, or $0.04 per share. This increase is largely the result of increased revenue due to recent acquisitions, reduced discretionary spending and cost control initiatives partially offset by higher professional compensation expense due to increased headcount, rebranding costs and an increase in amortization expense related to purchased intangibles. The per share amounts of the net income (loss) were further affected by the issuance of approximately 30.5 million shares in August 2002 in conjunction with the acquisition of KCA.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001

Revenue.    Revenue increased $338.2 million, or 28.1%, from $1,202.1 million in the six months ended December 31, 2001, to $1,540.3 million in the six months ended December 31, 2002. The overall increase in revenue is primarily attributable to international acquisitions, partially offset by lower utilization rates associated with a portion of the added personnel. Public Services remained strong, generating revenue growth of $79.5 million, up 17.5%, while the Consumer and Industrial Markets business unit experienced growth of $37.7 million, or 23.8%. Growth in Public Services and Consumer & Industrial Markets was offset by revenue declines in Communications & Content ($78.5 million, or 29.6%) and High Technology ($37.9 million, or 33.6%) business units, whose industries have been impacted by the uncertain economic environment. International revenue increased $341.5 million from $88.6 million or 7.4% of consolidated gross revenue in the six months ended December 31, 2001 to $430.1 million or 27.9% of consolidated revenue for the six months ended December 31, 2002. This increase is principally attributable to recent international acquisitions, which have significantly expanded our international presence and diversified our revenue base.

Gross Profit.    Gross profit as a percentage of revenue decreased to 23.9% from 24.7% for the six months ended December 31, 2002 and 2001, respectively. This decrease is primarily due to the lower utilization rates for the former personnel of Andersen Business Consulting in the United States, immediately following their hire on July 1, 2002, offset by the Company’s continued efforts to limit the use of subcontractors and travel expenses, as well as other ongoing cost control initiatives. In dollar terms, gross profit increased by $71.4 million, or 24.1%, from $296.9 million for the six months ended December 31, 2001, to $368.3 million for the six months ended December

31, 2002. The increase in gross profit was due to an increase in revenue of $338.2 million, partially offset by:

•	A net increase in professional compensation of $213.9 million, or 45.0%, excluding a $17.7 million charge recorded during the six months ended December 31, 2001 related to a reduction in workforce. This increase is predominantly related to the addition of approximately 7,000 billable employees as a result of acquisitions occurring during the first quarter of fiscal year 2003, coupled with $7.5 million relating to common stock awards made to our managing directors from Anderson Business Consulting. These increases are partially offset by the Company’s workforce actions that have occurred over the past 12 months in response to a challenging economy.

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

•	A net increase in other direct contract expense of $41.9 million, or 14.0%, to $341.7 million, representing 22.2% of gross revenue, compared to $299.7 million, or 24.9% of gross revenue in the prior year’s comparable period. The $41.9 million increase in other direct contract expense is attributable to higher revenue levels, while the improvement as a percentage of revenue to 22.2% is due to the Company’s continued efforts to limit the use of subcontractors and travel related expenses.

•	A net increase in other costs of service of $28.6 million, or 25.4%, from $112.6 million for the six months ended December 31, 2001, to $141.3 million for the six months ended December 31, 2002. This increase is primarily due to acquisitions, offset partially by lower levels of bad debt expense and tighter controls on discretionary expenses.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets increased $18.3 million to $19.3 million for the six months ended December 31, 2002 from $1.0 million for the six months ended December 31, 2001. This increase in amortization expense primarily relates to $45.7 million of backlog acquired as part our recent acquisitions, which is being amortized over 12 to 15 months.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $283.6 million and $233.2 million for the six months ended December 31, 2002 and 2001, respectively, representing an increase of $50.4 million, or 21.6%. This increase is principally due to $21.8 million of re-branding costs, and the impact of the various acquisitions, partially offset by reduced discretionary spending and current cost control initiatives.

Interest (Income) Expense, Net.    Interest (income) expense, net, increased $4.8 million to $4.6 million of net interest expense from $0.2 million of net interest income for the six months ended December 31, 2002 and 2001, respectively. This increase in net interest expense is due to an increase in borrowings outstanding of $283.0 million from $9.4 million at December 31, 2001, to $292.4 million at December 31, 2002. The increase in borrowing is predominantly due to the Company’s short-term revolving credit facility of $220.0 million, which was retired in November 2002; the Company’s private placement in November 2002 of $220.0 million in senior notes payable; $35.0 million of borrowings under the receivables purchase facility and $33.3 million in borrowings under a revolving line of credit. The Company has primarily used the borrowings to finance a portion of the acquisition of KCA and acquisitions involving various Anderson Business Consulting practices.

Income Tax Expense.    For the six month period ended December 31, 2002, the Company earned income before taxes of $60.8 million and provided income taxes of $33.9 million resulting in an effective tax rate of 55.8%. For the six months ended December 31, 2001, the Company earned income before taxes of $62.3 million and provided income taxes of $33.4 million resulting in an effective tax rate for the quarter of 53.6%. The tax rates have been impacted by the non-deductibility of losses associated with certain international operations.

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

Net Income (Loss).    For the six months ended December 31, 2002, the Company realized net income of $26.9 million, or $0.15 per share. For the six months ended December 31, 2001, the Company realized a net loss of $51.1 million, or $0.32 per share, largely due to recording a transitional impairment charge as a result of a cumulative effect of change in accounting principle. The per share amounts of the net income (loss) were further affected by the issuance of approximately 30.5 million shares in August 2002 in conjunction with the acquisition of KCA.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 the Company had a cash balance of $56.1 million, which has decreased $147.3 million from June 30, 2002 predominantly due to funding various acquisitions around the globe. The Company has funded these transactions and operations through cash generated from operations, borrowings from existing credit facilities of $71.7 million, the private placement of $220.0 million in aggregate principal of Senior Notes and the issuance of 30.5 million shares of common stock valued at $11.96 per share. The Company has borrowing arrangements available including a revolving credit facility with an outstanding balance of $33.3 million at December 31, 2002 (not to exceed $250 million), and an accounts receivable financing facility with an outstanding balance of $35.0 million at December 31, 2002 (not to exceed $150 million). The $250 million revolving credit facility expires on May 29, 2005 and no borrowings under this facility are due until that time; however, management may choose to repay these borrowings at any time prior to that date. The accounts receivable purchase agreement permits sales of accounts receivable through May 23, 2003, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement.

In November 2002, the Company completed a private placement of $220.0 million in aggregate principal of Senior Notes. The offering consisted of $29.0 million of 5.95% Series A Senior Notes due November 2005, $46.0 million of 6.43% Series B Senior Notes due November 2006, and $145.0 million of 6.71% Series C Senior Notes due November 2007. The Senior Notes include affirmative, negative and financial covenants, including among others, covenants restricting the Company’s ability to incur liens and indebtedness and to purchase the Company’s securities, and requiring the Company to maintain a minimum level of net worth ($839.9 million as of December 31, 2002), maintain fixed charge coverage of at least 2.00 to 1.00 (as defined), and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by the Senior Notes. The Senior Notes contain customary events of default, including cross defaults to the Company’s revolving credit facility and receivables purchase facility. The proceeds from the sale of these Senior Notes were used to completely repay the Company’s short-term revolving credit facility of $220.0 million, which was scheduled to mature on December 15, 2002.

The $250 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting the Company’s ability to incur liens and indebtedness, purchase the Company’s securities, and pay dividends and requiring the Company to maintain a minimum level of net worth ($834.5 million as of December 31, 2002), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of the Company’s common stock, or (ii) if within a period of six calendar months, a majority of the officers of the Company’s executive committee cease to serve on its executive committee, and their terminations or departures materially affect the Company’s business. The receivables purchase agreement contains covenants that are consistent with the Company’s $250 million revolving credit facility and cross defaults to the $250 million revolving credit facility.

Under the transition services agreement with KPMG LLP (which terminates no later than February 8, 2004 for non-technology services and February 8, 2005 for technology-related services), the Company contracted to receive certain infrastructure support services from KPMG LLP until the Company completes the build-out of its own infrastructure. If the Company terminates services prior to the end of the term for such services, the Company may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and our Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. The Company has given notice to KPMG LLP of its intent to terminate certain services in fiscal year 2003 for which the amount of termination costs have either not been determined by KPMG LLP or not agreed upon by the parties. In July 2002, the Company purchased from KPMG LLP $30.8 million of leaseshold improvements. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40 million to $60 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements). Currently the Company contracts for the use of such capital assets through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). Effective October 1, 2002, the Company and KPMG LLP entered into an Outsourcing Services Agreement under which KPMG LLP provides certain services relating to office space that were previously provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP has agreed that for all services terminated as of December 31, 2002 under the transition services agreement the Company will not be charged any termination costs, in addition to the $1.0 million paid in fiscal year 2002, and that there will be no termination costs with respect to the office-related services at the end of the three year term of the Outsourcing Services Agreement. The amount of termination costs that the Company will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after December 31, 2002, cannot be reasonably estimated at this time. Whether the amount of termination costs yet to be assessed will not have a material adverse effect on the Company’s consolidated financial position, cash flows or liquidity in a particular quarter cannot be determined at this time.

Cash provided by operating activities during the six months ended December 31, 2002 was $40.5 million, principally due to cash operating results of $73.9 million (which consists of net income adjusted for the changes in deferred income taxes and other, stock awards and depreciation and amortization) partially offset by an increase in accounts receivable and unbilled revenues of $55.2 million. The increase in accounts receivable and unbilled revenues is primarily due to receivables and unbilled balances from acquired entities for which no balance sheet was acquired.

Cash used in investing activities during the six months ended December 31, 2002 was $483.2 million principally due to $42.2 million in purchases of property and equipment (including $30.8 million for the transfer of capital assets from KPMG LLP), $20.4 million in purchases of other intangible assets primarily consisting of internal use software as part of our continued infrastructure build-out and $420.6 million paid for acquisitions and other transactions.

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

Obligations and Commitments

As of December 31, 2002, the Company had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	as restated
Long-term debt	$253,300	$—	$62,300	$46,000	$145,000
Operating leases	489,064	71,970	129,228	119,975	167,891
Outsourcing services agreement	33,488	13,800	19,688	—	—

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

On December 15, 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The standard amends FASB 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to such compensation. The Company expects to continue to account for stock based compensation in accordance with APB No. 25, “Accounting for Stock Awards to Employees,” and will provide the prominent disclosures required in its annual and future interim financial statements beginning with the quarter ended March 31, 2003.

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

Our	actual results may differ from the forward-looking statements for many reasons, including:

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the availability of talented professionals to provide our services;

•	the pace of technology change;

•	the strength of our joint marketing relationships;

•	the actions of our competitors; and

•	unexpected difficulties associated with our recent acquisitions involving KCA and the former Andersen Business Consulting practices.

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

PART I, ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2002, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and subsequent evaluations conducted in connection with the audit of the Company’s consolidated financial statements for the year ended June 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that, except as stated in the “Introductory Note” and as noted below under “Changes in Internal Controls,” the Company’s disclosure controls and procedures are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company’s SEC filings.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal year 2003 and that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis with a view towards continuous improvements. Management and PricewaterhouseCoopers LLP (“PwC”), our independent accountants, have reported to our Audit Committee certain matters involving internal controls that PwC considers to be material weaknesses or reportable conditions under standards established by the American Institute of Certified Public Accountants. The identified material weaknesses relate to financial review and analysis at the corporate/consolidation and certain local reporting levels, primarily with respect to the Germanic region. The identified reportable conditions relate to protocol and documentation for reviewing and assessing contract revenue recognition; monitoring of unusual Work in Process activity; lack of a formal documented policy relating to evidence of a contractual arrangement with respect to revenue recognition based on local legal requirements; cross-training of employees for key finance and accounting positions; and documentation for certain critical, significant and judgmental accounting areas.

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

Given the material weaknesses and reportable conditions identified above, management devoted additional resources to resolving questions that arose during the year-end audit. As a result, management is confident that its consolidated financial statements for the quarter ended December 31, 2002 and the year ended June 30, 2003 fairly present, in all material respects, the financial condition and results of operation of the Company.

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

Exhibit Index

Exhibit No.	Description

10.1	Form of Second Amendment to Credit Agreement, dated as of November 14, 2002, by and among BearingPoint, Inc. (formerly KPMG Consulting, Inc.), the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent (filed previously)

10.2	Master Release [Intercompany Notes], dated November 22, 2002, by and among BearingPoint, Inc. (formerly KPMG Consulting, Inc.), the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent (filed previously)

10.3	Master Release [Foreign Stock Pledges], dated November 22, 2002, by and among BearingPoint, Inc. (formerly KPMG Consulting, Inc.), the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent (filed previously)

10.4	Amended and Restated 2000 Long-Term Incentive Plan dated November 11, 2003 (filed previously)

10.5	Form of Restricted Stock Agreement with non-employee directors of BearingPoint, Inc. pursuant to the Amended and Restated 2000 Long-Term Incentive Plan (filed previously)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to Section 1350

99.1	Factors Affecting Future Financial Results (filed previously)

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