Form 10-Q/A
period 2003-03-31
BEARINGPOINT INC
filed 2003-10-06
CIK 1113247

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

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2003

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, the following is an amendment on Form 10-Q/A of BearingPoint, Inc. for the quarter ended March 31, 2003. This Amendment is being filed (i) to restate certain amounts (see also Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements for discussion of significant changes), (ii) to revise disclosures of the Company’s Consolidated Condensed Financial Statements for the three months and nine months ended March 31, 2003 and (iii) to amend Item 4, “Controls and Procedures,” to disclose certain matters identified in connection with the audit of the Company’s consolidated financial statements for the year ended June 30, 2003 and to refer to the matter described below regarding Grant Thornton LLP. This filing should be read in conjunction with the Company’s amendments on Form 10-Q/A for the quarters ended September 30, 2002 and December 31, 2002. The circumstances necessitating the restatement and their effects on the three and nine months ended March 31, 2003 are more fully described in Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements. This amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement (see Note 2, “Restatement,” of the Notes to the Consolidated Condensed Financial Statements), disclosure relating to segment reporting (see Note 3, “Segment Reporting,” of the Notes to the Consolidated Condensed Financial Statements) and disclosure relating to controls and procedures.

In August 2003, the Company reported that it would restate its financial results for the first three quarters of fiscal year 2003 due to certain acquisition related and other accounting adjustments. The acquisition related adjustments were primarily attributable to the Company’s reassessment of the prior allocations to identifiable intangible assets and goodwill, along with restructuring charges related to certain acquisitions during fiscal year 2003. During the Company’s subsequent review of the identifiable intangible assets, such as customer contracts and relationships, it was determined that these assets were undervalued by approximately $20.8 million. Accordingly, the first three quarters of fiscal year 2003 were restated to reflect the related additional non-cash amortization expense and the other accounting adjustments. The other accounting adjustments pertain to restructuring activities related to the recent acquisitions, revenue recognition and contract accounting, accrued liabilities and stock awards with related shareholder notes. In total, these adjustments resulted in a decrease in previously reported net income and earnings per share, for the three months and nine months ended March 31, 2003 of $8.2 million, or $0.04 per share, and $13.0 million, or $0.07 per share, respectively.

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

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2003

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	as restated		as restated
Revenue	$818,870	$582,305	$2,359,142	$1,784,414

Costs of service:
Professional compensation	379,682	224,206	1,068,691	717,038
Other direct contract expenses	192,598	143,254	534,261	442,990
Other costs of service	71,942	51,322	213,208	163,970

Total costs of service	644,222	418,782	1,816,160	1,323,998

Gross profit	174,648	163,523	542,982	460,416
Amortization of purchased intangible assets	12,396	1,005	31,730	2,009
Selling, general and administrative expenses	141,526	112,990	425,107	346,161

Operating income	20,726	49,528	86,145	112,246
Interest expense	5,028	601	10,690	1,714
Interest income	(446)	(878)	(1,514)	(2,165)
Other (income) expense, net	1,432	331	1,453	903

Income before taxes	14,712	49,474	75,516	111,794
Income tax expense	10,571	25,726	44,515	59,136

Income before cumulative effect of change in accounting principle	4,141	23,748	31,001	52,658
Cumulative effect of change in accounting principle, net of tax	—	—	—	(79,960)

Net income (loss)	$4,141	$23,748	$31,001	$(27,302)

Earnings (loss) per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.02	$0.15	$0.17	$0.33
Cumulative effect of change in accounting principle	—	—	—	(0.51)

Net income (loss)	$0.02	$0.15	$0.17	$(0.17)

Weighted average shares—basic	190,287,455	157,368,815	183,566,280	157,490,844

Weighted average shares—diluted	190,327,222	159,620,010	183,695,820	158,510,299

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2003	June 30, 2002
	(unaudited) as restated
ASSETS
Current assets:
Cash and cash equivalents	$43,981	$203,597
Accounts receivable, net	347,605	246,792
Unbilled revenue	272,334	128,883
Prepaid expenses and other current assets	102,822	67,941

Total current assets	766,742	647,213
Property and equipment, net	106,458	60,487
Goodwill	978,754	87,663
Other intangible assets, net	120,917	75,652
Other assets	25,257	24,116

Total assets	$1,998,128	$895,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$26,059	$1,846
Accounts payable	90,655	62,810
Accrued payroll and employee benefits	212,577	130,554
Other current liabilities	186,576	88,085

Total current liabilities	515,867	283,295
Noncurrent portion of notes payable	297,685	—
Other liabilities	63,596	9,966

Total liabilities	877,148	293,261

Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 195,513,393 shares issued on March 31, 2003 and 161,478,409 shares issued on June 30, 2002	1,945	1,605
Additional paid-in capital	1,083,858	689,210
Accumulated deficit	(2,342)	(41,421)
Notes receivable from stockholders	(9,218)	(10,151)
Accumulated other comprehensive income (loss)	82,464	(1,646)
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,120,980	601,870

Total liabilities and stockholders’ equity	$1,998,128	$895,131

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2003	2002
	as restated
Cash flows from operating activities:
Net income (loss)	$31,001	$(27,302)
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	79,960
Deferred income taxes and other	(13,284)	(3,402)
Stock awards	11,467	—
Depreciation and amortization	79,182	35,906
Changes in assets and liabilities:
Accounts receivable	21,714	91,747
Unbilled revenue	(106,566)	38,316
Prepaid expenses and other current assets	(11,380)	30,414
Other assets	74	13,508
Accrued payroll and employee benefits	(35,080)	(60,267)
Accounts payable and other current liabilities	21,879	2,849
Other liabilities	11,385	—

Net cash provided by operating activities	10,392	201,729

Cash flows from investing activities:
Purchases of property and equipment	(55,882)	(17,408)
Businesses acquired, net of cash acquired	(422,805)	(33,716)
Purchases of other intangible assets	(33,161)	(21,984)
Purchases of equity investments	—	(2,234)

Net cash used in investing activities	(511,848)	(75,342)

Cash flows from financing activities:
Proceeds from issuance of common stock	27,710	29,972
Repurchases of common stock	—	(29,175)
Proceeds from notes payable	1,141,115	—
Repayment of notes payable	(828,216)	(8,404)
Repurchase of minority interest in subsidiary	—	(2,092)
Notes receivable from stockholders	—	(1,673)

Net cash provided by (used in) financing activities	340,609	(11,372)

Effect of exchange rate changes on cash and cash equivalents	1,231	—

Net increase (decrease) in cash and cash equivalents	(159,616)	115,015
Cash and cash equivalents—beginning of period	203,597	45,914

Cash and cash equivalents—end of period	$43,981	$160,929

Supplementary cash flow information:
Interest paid	$7,326	$1,044
Taxes paid	$42,346	$31,946
Supplemental non-cash investing and financing activities:
Issuance of common stock for business acquisition	$364,437	n/a
Acquisition obligations from business acquisition	$5,543	n/a

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

Note 2.    Restatement

This Amendment No. 1 to Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s restated results as reported in the Forms 10-Q/A filed for the quarters ended September 30, 2002 and December 31, 2002, and in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended June 30, 2002. Certain adjustments that have been made to the September 30, 2002 and December 31, 2002 quarterly results have a cumulative impact, and consequently impact the Company’s results for the three and nine months ended March 31, 2003.

BearingPoint experienced significant activity for the fiscal year ended June 30, 2003. During this period, the Company considerably expanded its global presence adding consulting resources in 8 additional countries through 15 purchase business acquisitions (referred to in this Form 10-Q/A as “acquisitions”) for an aggregate purchase price of approximately $800 million. In August 2003, the Company reported that it would restate its financial results for the first three quarters of fiscal year 2003. The restatements occurred in the following general areas:

•	Purchase accounting resulting from the application of SFAS No. 141, “Business Combinations,” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”;

•	Revenue recognition related to contract accounting and the application of SOP 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts”;

•	The accounting treatment of accrued liabilities and the use of estimated months to account for operations subsequent to certain international business acquisitions; and

•	The accounting treatment of stock awards and related shareholder notes.

In total these adjustments resulted in a decrease in previously reported net income and earnings per share in the third quarter of fiscal year 2003 of $8,247, or $0.04 per share, and in a decrease in net income and earnings per share for the nine months ended March 31, 2003 of $12,957, or $0.07 per share.

Summarized below is a more detailed discussion of the restatements along with a comparison of the amounts previously reported in the balance sheet and the statement of operations in our Form 10-Q for the three and nine months ended March 31, 2003.

Purchase Accounting

During the quarter ended September 30, 2002, the Company completed various acquisitions that were accounted for as purchase business acquisitions, resulting in approximately $26,359 in identified intangible assets. These acquisitions included the purchase of KPMG Consulting AG, a substantial consulting practice in Germany, and the purchase of all or parts of a number of Andersen Business Consulting practices worldwide. The Company completed preliminary purchase price allocations to allocate the purchase prices to acquired assets and assumed liabilities. The excess of the cost of the acquired entities over the amounts assigned to the acquired assets and liabilities assumed was recognized as goodwill. As part of the initial purchase price allocation, value was ascribed to only contractual backlog (order backlog) and a trade name. This initial allocation was determined to be too low, and accordingly, an additional $20,787 of value for identified intangible assets related to customer contracts and related customer relationships was allocated to these identified intangible assets with a corresponding reduction to goodwill. The additional intangible assets are being amortized over useful lives ranging from 12 to 15 months. As a result, approximately $4,614 and $11,829 of incremental amortization of purchased intangible assets were recorded in the three months and nine months ended March 31, 2003, respectively.

During the fiscal year ended June 30, 2003 the Company completed a series of restructurings related to many of its purchase business acquisitions increasing goodwill by approximately $3,051 and $5,255 for the three months and nine months ended March 31, 2003, respectively, for certain charges relating to exiting from leased facilities. It was determined that these charges did not satisfy the criteria to be included in purchase accounting in accordance with EITF 95-3, and were therefore deducted from goodwill and charged to costs of service.

Contract Accounting

In one of our international consulting practices, we identified an accumulation of work in process on our balance sheet. The Company identified approximately $2,375 and $5,809 in revenue related to pre-contract activities that was inappropriately recognized in the three months and nine months ended March 31, 2003, respectively. As such, these amounts have been reversed from revenue, as no contractual arrangement existed at the time the amounts was recorded and recovery of these costs was not considered probable.

In addition, the Company identified certain circumstances where the percentage of completion method as prescribed under Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” was not appropriately applied. On a combined net basis, approximately $2,391 has been reversed from revenue in the three months ended March 31, 2003, and approximately $4,236 of additional revenue was recognized in the nine months ended March 31, 2003. In addition, costs of service was reduced by approximately $1,148 and $1,850 in the three months and nine months ended March 31, 2003, respectively.

Accruals

During fiscal 2003, we recorded accrued liabilities for our fringe benefits based on cost factors associated with projected labor hours. During fiscal 2003, we did not adjust the accrual as assumptions were revised. As a result, adjustments to correct the calculated fringe benefit accruals of approximately $353 increased costs of service for the three months ended March 31, 2003, and reduced costs of service by approximately $5,378 for the nine months ended March 31, 2003.

In connection with an increase in its deductible for its professional indemnity insurance, the Company established an accrued liability of $2,226 during the three months and nine months ended March 31, 2003. This accrued liability was determined to be unwarranted and was therefore reversed, resulting in a reduction to selling, general and administrative expenses.

During the first quarter of fiscal year 2003, the Company completed a number of business acquisitions. At the end of the first post-transaction fiscal reporting period (the quarter ended September 30, 2002), certain of the entities were not able to close their books on a timely basis for U.S. public reporting purposes. As a result, the Company, in an effort to conform to a fiscal year convention, recorded an “estimated month” income statement and a net asset or liability account on the balance sheet for those entities. Subsequently, the Company did not reverse this “estimated month” and began reporting results on a one-month lag basis. The Company has restated the respective quarters to conform to a fiscal period end, and has eliminated the effect of the “estimated month”. The Company increased revenue by $2,480 for the three months ended March 31, 2003, and reduced revenue by $14,478 for the nine months ended March 31, 2003; increased costs of service by $4,014 for the three months ended March 31, 2003, and decreased costs of service by $7,901 for the nine months ended March 31, 2003; reduced selling, general and administrative expenses by $592 and $1,551 for the three months and nine months ended March 31, 2003, respectively.

Stock awards and shareholders notes

The company initially accounted for certain stock awards in prior years as fixed plan grants, with related payments to the respective employees for tax liabilities accounted for as interest-bearing shareholder notes. The initial accounting has been revised to treat the awards as a variable grant. The revision did not have a material impact on the statements of operations for any prior periods and therefore prior years’ financial statements have not been restated. Instead, the aggregate effect of the revised accounting has been reflected as adjustments to additional paid in capital, accumulated deficit and notes receivable from stockholders as of July 1, 2002. In addition, under the revised accounting, reserves recorded against the shareholder notes during the three months and nine months ended March 31, 2003 are not necessary and have been reversed, decreasing selling, general and administrative expenses by approximately $2,250 and $6,000 for the three months and nine months ended March 31, 2003, respectively.

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

The following tables outline the effects of the aforementioned adjustments on the three months and the nine months ended March 31, 2003:

Statements of Operations:

	Three Months Ended March 31, 2003
	(unaudited)
	Amounts Previously Reported	As Restated	Change
Revenue	$821,325	$818,870	$(2,455	)(a)

Costs of service:
Professional compensation	376,979	379,682	2,703	(b)
Other direct contract expenses	193,053	192,598	(455	)(c)
Other costs of service	66,870	71,942	5,072	(d)

Total costs of service	636,902	644,222	7,320

Gross profit	184,423	174,648	(9,775)
Amortization of purchased intangible assets	7,782	12,396	4,614	(e)
Selling, general and administrative expenses	146,406	141,526	(4,880	)(f)

Operating income	30,235	20,726	(9,509)
Interest/other (income) expense, net	5,945	6,014	69	(g)

Income before taxes	24,290	14,712	(9,578)
Income tax expense	11,902	10,571	(1,331	)(h)

Net income	$12,388	$4,141	$(8,247)

Earnings per share-basic	$0.06	$0.02	$(0.04)
Earnings per share-diluted	$0.06	$0.02	$(0.04)

Statement of Operations components increased (decreased) as a result of the following:

(a)	Revenue
	Eliminate the estimated month and conform to fiscal year reporting	$2,480
	Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	(4,766)
	Other adjustments impacting net income	(169)

	Net decrease	$(2,455)

(b)	Professional compensation
	Eliminate the estimated month and conform to fiscal year reporting	$3,272
	Adjust recognition of revenue for application of the percentage of completion method of accounting	(926)
	Adjustment to fringe benefit accrual	310
	Reclassifications not impacting net income	(12)
	Other adjustments impacting net income	669
	Adjustments for acquisition related restructuring	(610)

	Net increase	$2,703

(c)	Other direct contract expenses
	Eliminate the estimated month and conform to fiscal year reporting	$(232)
	Adjust recognition of revenue for application of the percentage of completion method of accounting	(222)
	Other adjustments impacting net income	(1)

	Net decrease	$(455)

(d)	Other costs of service
	Eliminate the estimated month and conform to fiscal year reporting	$974
	Adjustment to fringe benefit accrual	43
	Reclassifications not impacting net income	(27)
	Adjustments for acquisition related restructuring	3,661
	Other adjustments impacting net income	421

	Net increase	$5,072

(e)	Amortization of purchased intangible assets
	Incremental amortization due to the identification of customer contracts and related customer relationships	$4,614

(f)	Selling, general and administrative expenses
	Eliminate the estimated month and conform to fiscal year reporting	$(592)
	Adjustment to professional indemnity accrual	(2,226)
	Reclassifications not impacting net income	39
	Other adjustments impacting net income	149
	Reversal of expense relating to shareholder notes	(2,250)

	Net decrease	$(4,880)

(g)	Interest/other (income) expense, net
	Eliminating the estimated month and conform to fiscal year reporting	$26
	Reversal of interest income relating to shareholder notes	43

	Net increase	$69

(h)	Income tax expense
	Net decrease to income tax expense due to above adjustments	$(1,331)

Statements of Operations:

	Nine Months Ended March 31, 2003
	(unaudited)
	Amounts Previously Reported	As Restated	Change
Revenue	$2,376,796	$2,359,142	$(17,654	)(a)

Costs of service:
Professional compensation	1,078,555	1,068,691	(9,864	)(b)
Other direct contract expenses	535,486	534,261	(1,225	)(c)
Other costs of service	205,657	213,208	7,551	(d)

Total costs of service	1,819,698	1,816,160	(3,538)

Gross profit	557,098	542,982	(14,116)
Amortization of purchased intangible assets	19,901	31,730	11,829	(e)
Selling, general and administrative expenses	439,312	425,107	(14,205	)(f)

Operating income	97,885	86,145	(11,740)
Interest/other (income) expense, net	9,817	10,629	812	(g)

Income before taxes	88,068	75,516	(12,552)
Income tax expense	44,110	44,515	405	(h)

Net income	$43,958	$31,001	$(12,957)

Earnings per share-basic	$0.24	$0.17	$(0.07)
Earnings per share-diluted	$0.24	$0.17	$(0.07)

Statement of Operations components increased (decreased) as a result of the following:

(a)	Revenue
	Eliminate the estimated month and conform to fiscal year reporting	$(14,478)
	Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	(1,573)
	Reclassifications not impacting net income	(201)
	Other adjustments impacting net income	(1,402)

	Net decrease	$(17,654)

(b)	Professional compensation
	Eliminate the estimated month and conform to fiscal year reporting	$(4,314)
	Adjust recognition of revenue for application of the percentage of completion method of accounting	(1,173)
	Adjustment to fringe benefit accrual	(4,745)
	Reclassifications not impacting net income	(114)
	Adjustments for acquisition related restructuring	(610)
	Other adjustments impacting net income	1,092

	Net decrease	$(9,864)

(c)	Other direct contract expenses
	Eliminate the estimated month and conform to fiscal year reporting	$(3,269)
	Adjust recognition of revenue for application of the percentage of completion method of accounting	(677)
	Reclassifications not impacting net income	2,721

	Net decrease	$(1,225)

(d)	Other costs of service
	Eliminate the estimated month and conform to fiscal year reporting	$(318)
	Adjustment to fringe benefit accrual	(633)
	Reclassifications not impacting net income	2,508
	Adjustments for acquisition related restructuring	5,865
	Other adjustments impacting net income	129

	Net increase	$7,551

(e)	Amortization of purchased intangible assets
	Incremental amortization due to the identification of customer contracts and related customer relationships	$11,829

(f)	Selling, general and administrative expenses
	Eliminate the estimated month and conform to fiscal year reporting	$(1,551)
	Adjustment to professional indemnity accrual	(2,226)
	Reclassifications not impacting net income	(5,316)
	Other adjustments impacting net income	888
	Reversal of expense relating to shareholder notes	(6,000)

	Net decrease	$(14,205)

(g)	Interest/Other (income) expense, net
	Eliminating the estimated month and conform to fiscal year reporting	$297
	Other adjustments impacting net income	221
	Reversal of interest income relating to shareholder notes	294

	Net increase	$812

(h)	Income tax expense
	Net increase to income tax expense due to above adjustments	$405

Balance Sheets:

	March 31, 2003
	(unaudited)
	Amount Previously Reported	As Restated	Change
ASSETS
Current assets:
Cash and cash equivalents	$44,360	$43,981	$(379	)(a)
Accounts receivable, net	349,383	347,605	(1,778	)(b)
Unbilled revenue	270,307	272,334	2,027	(c)
Prepaid expenses and other current assets	110,597	102,822	(7,775	)(d)

Total current assets	774,647	766,742	(7,905)
Property and equipment, net	106,039	106,458	419	(e)
Goodwill	995,809	978,754	(17,055	)(f)
Other intangible assets, net	108,672	120,917	12,245	(g)
Other assets	22,398	25,257	2,859	(h)

Total assets	$2,007,565	$1,998,128	$(9,437)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$26,059	$26,059	$—
Accounts payable	93,186	90,655	(2,531	)(i)
Accrued payroll and employee benefits	213,642	212,577	(1,065	)(j)
Other current liabilities	179,637	186,576	6,939	(k)

Total current liabilities	512,524	515,867	3,343
Noncurrent portion of notes payable	297,685	297,685	—
Other liabilities	62,968	63,596	628	(l)

Total liabilities	873,177	877,148	3,971

Stockholders’ equity
Preferred Stock, $.01 par value 10,000,000 shares authorized			—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 195,513,393 shares issued on March 31, 2003 and 161,478,409 shares issued on June 30, 2002	1,945	1,945	—
Additional paid-in capital	1,092,825	1,083,858	(8,967	)(m)
Accumulated deficit	2,537	(2,342)	(4,879	)(n)
Notes receivable from stockholders	(10,504)	(9,218)	1,286	(o)
Accumulated other comprehensive income	83,312	82,464	(848	)(p)
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)	—

Total stockholders’ equity	1,134,388	1,120,980	(13,408)

Total liabilities and stockholders’ equity	$2,007,565	$1,998,128	$(9,437)

Balance sheet components increased (decreased) due to the following:

(a)	Cash and cash equivalents
	Eliminate the estimated month and conform to fiscal year reporting	$(6,115)
	Reclassifications not impacting net income	5,736

	Net decrease	$(379)

(b)	Accounts Receivable, net
	Eliminate the estimated month and conform to fiscal year reporting	$(1,778)

(c)	Unbilled Revenue
	Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	$(28)
	Eliminate the estimated month and conform to fiscal year reporting	2,588
	Other adjustments impacting net income	(533)

	Net increase	$2,027

(d)	Prepaid expenses and other current assets
	Eliminate the estimated month and conform to fiscal year reporting	$(533)
	Reclassifications not impacting net income	(5,889)
	Other adjustments impacting net income	(1,353)

	Net decrease	$(7,775)

(e)	Property and equipment, net
	Eliminate the estimated month and conform to fiscal year reporting	$2,764
	Reclassifications not impacting net income	(2,197)
	Other adjustments impacting net income	(148)

	Net increase	$419

(f)	Goodwill
	Other adjustments impacting net income	$1,240
	Purchase accounting adjustments, including deferred tax impact and acquisition-related restructuring adjustments	2,492
	Reduction of goodwill due to incremental value recorded to identified intangible assets	(20,787)

	Net decrease	$(17,055)

(g)	Other intangible assets, net
	Reclassifications not impacting net income	$2,197
	Other adjustments impacting net income	(224)
	Incremental amortization of intangible assets	8,796
	Purchase accounting adjustments	1,476

	Net increase	$12,245

(h)	Other assets
	Eliminate the estimated month and conform to fiscal year reporting	$238
	Reclassifications not impacting net income	2,581
	Other adjustments impacting net income	40

	Net increase	$2,859

(i)	Accounts payable
	Eliminate the estimated month and conform to fiscal year reporting	$(2,630)
	Other adjustments impacting net income	99

	Net decrease	$(2,531)

(j)	Accrued payroll and related liabilities
	Adjustment to fringe benefit accrual	$(5,377)
	Eliminate the estimated month and conform to fiscal year reporting	1,591
	Other adjustments impacting net income	1,192
	Additional accrued liabilities that increases goodwill	1,529

	Net decrease	$(1,065)

(k)	Other current liabilities
	Eliminate the estimated month and conform to fiscal year reporting	$3,526
	Adjustment to fringe benefit and professional indemnity accrual	(2,226)
	Reclassifications not impacting net income	2,429
	Adjustments relating to shareholder notes	(6,000)
	Purchase accounting adjustments	(391)
	Other adjustments impacting net income	796
	Deferred tax impact related to purchase accounting adjustments	8,399
	Net income tax payable impact due to adjustments	406

	Net increase	$6,939

(l)	Other liabilities
	Other adjustments impacting net income	$628

(m)	Additional paid-in capital
	Other adjustments impacting net income	$100
	Adjustment relating to shareholder notes	(9,067)

	Net decrease	$(8,967)

(n)	Accumulated deficit
	Net decrease to accumulated deficit from above adjustments	$(4,879)

(o)	Notes receivable from stockholders
	Adjustment relating to shareholder notes	$1,286

(p)	Accumulated other comprehensive income
	Adjust recognition of revenue for pre-contract related activities and application of the percentage of completion method of accounting	$(303)
	Incremental amortization of intangibles	(163)
	Other adjustments impacting net income	(69)
	Adjustments for acquisition related restructuring	(86)
	Purchase accounting adjustments	(227)

	Net decrease	$(848)

Note 3.    Segment Reporting

Effective in the first quarter of fiscal year 2003, upon completion of a series of business acquisitions, the Company has eight reportable segments in addition to the Corporate/Other category. Performance of the segments is evaluated based on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). The information presented for the three and nine months ended March 31, 2003 has been restated from that which was previously reported to reflect additional reportable segments. Prior year segment data has been reclassified to reflect the addition of three international reportable segments (EMEA, the Asia Pacific and Latin America regions).

	Three Months Ended March 31,
	2003		2002
	Revenue	Operating Income	Revenue	Operating Income
	as restated		as restated
Public Services	$276,707	$77,224	$256,829	$83,688
Communications & Content	88,407	21,570	115,371	32,970
Financial Services	59,056	12,306	47,218	8,128
Consumer & Industrial Markets	95,132	20,588	69,041	19,839
High Technology	41,701	9,620	43,269	9,665
EMEA	157,607	8,844	4,985	470
Asia Pacific	83,990	9,359	34,220	2,447
Latin America	16,093	3,729	10,129	(1,997)
Corporate/Other (a)	177	(142,514)	1,243	(105,682)

Total	$818,870	$20,726	$582,305	$49,528

	Nine Months Ended March 31,
	2003		2002
	Revenue	Operating Income	Revenue	Operating Income
	as restated		as restated
Public Services	$811,591	$236,878	$712,170	$230,712
Communications & Content	275,448	75,958	380,919	105,732
Financial Services	175,859	39,423	168,657	20,280
Consumer & Industrial Markets	291,182	62,573	227,369	55,575
High Technology	116,543	25,098	155,979	29,430
EMEA	428,860	59,590	14,556	2,497
Asia Pacific	211,468	17,921	89,834	4,336
Latin America	47,460	12,564	33,515	(5,563)
Corporate/Other (a)	731	(443,860)	1,415	(330,753)

Total	$2,359,142	$86,145	$1,784,414	$112,246

(a)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

The Company’s total consolidated assets as of March 31, 2003 were $1,998,128, compared to $895,131 as of the year ended June 30, 2002. This change in total assets of $1,102,997 is primarily due to an increase in goodwill of $891,091 resulting from the acquisition of KPMG Consulting AG and acquisitions involving various global Andersen Business Consulting practices. For changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2003, see Note 12, “Goodwill and Other Intangible Assets.”

Note 4.    Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	as restated		as restated
Income before cumulative effect of change in accounting principle	$4,141	$23,748	$31,001	$52,658
Cumulative effect of change in accounting principle	—	—	—	(79,960)

Net income (loss)	4,141	23,748	31,001	(27,302)
Foreign currency translation adjustment, net of tax (a)	35,768	440	83,376	1,209
Unrealized gain (loss) on derivative instruments, net of tax	(39)	—	734	—

Comprehensive income (loss)	$39,870	$24,188	$115,111	$(26,093)

(a)	Movement in the foreign currency translation adjustment for the three and nine months ended March 31, 2003 is primarily due to acquisitions in Europe during the first quarter of fiscal year 2003 combined with the strengthening of the Euro against the U.S. dollar

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	as restated		as restated
Net income before cumulative effect of change in accounting principle—basic	$4,141	$23,748	$31,001	$52,658
Cumulative effect of change in accounting principle	—	—	—	(79,960)

Adjusted income (loss)—diluted	$4,141	$23,748	$31,001	$(27,302)

Weighted average shares outstanding—basic	190,287,455	157,368,815	183,566,280	157,490,844
Employee stock options	39,767	2,251,195	129,540	1,019,455

Weighted average shares outstanding—diluted	190,327,222	159,620,010	183,695,820	158,510,299

Earnings (loss) per share—basic and diluted	$0.02	$0.15	$0.17	$(0.17)

        Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 51,706,610 and 30,281,482 for the three months ended March 31, 2003 and 2002, respectively, and 46,491,704 and 31,513,222 for the nine months ended March 31, 2003 and 2002, respectively.

Note 6.    Change in Estimate

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

Note 7.    Acquisitions

During fiscal year 2003, the Company continued to expand its operations through the acquisition of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), from the German member firm of KPMG International, and acquisitions with various global Andersen Business Consulting practices.

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

Preliminary Allocation of Purchase Price
as restated
Current assets	$138,332
Goodwill	647,128
Purchased intangibles	41,019
Acquired software	8,015
Other long-lived assets	15,750

Total assets	$850,244
Current liabilities	(153,256)
Long-term liabilities	(45,082)

Total purchase price	$651,906

The significance of the goodwill balance is primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for backlog, customer contracts and related customer relationships of $39,615 and trade name of $1,404. Goodwill is not deductible for German tax purposes.

In connection with the acquisition of the BE Germany business, the Company announced a reduction of its workforce by approximately 700 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to this workforce reduction totaled $25,717 and has been accounted for as part of the acquisition of BE Germany. As of March 31, 2003, approximately $14,927 of the total liability has been paid.

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

		Pro Forma
	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	as restated		as restated
Revenue	$818,870	$704,078	$2,399,996	$2,175,264
Income before cumulative effect of change in accounting principle	4,141	19,379	28,459	52,396
Cumulative effect of change in accounting principle	—	—	—	(79,960)
Net income (loss)	$4,141	$19,379	$28,459	$(27,564)
Earnings (loss) per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.02	$0.10	$0.15	$0.28
Cumulative effect of change in accounting principle	—	—	—	(0.43)

Net income (loss)	$0.02	$0.10	$0.15	$(0.15)

Weighted average shares—basic	190,287,455	187,840,124	189,237,947	187,962,152

Weighted average shares—diluted	190,327,222	190,091,319	189,367,487	188,981,608

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the three months ended March 31, 2002 and the nine months ended March 31, 2003 and 2002: amortization expense on purchased intangible assets consisting of backlog and trade name in the amount of $5,034 (net of tax), $1,678 (net of tax) and $15,102 (net of tax), respectively; interest expense associated with the debt financing of the Company’s acquisition of BE Germany of $2,278 (net of tax), $360 (net of tax) and $4,840 (net of tax), respectively; and an increase in the number of weighted average common shares outstanding of 30,471,309, 5,671,667 and 30,471,309, respectively, as a result of including shares issued as consideration for the equity portion of the purchase price. For the pro forma effects of this acquisition on the Company’s results of operations for the year ended June 30, 2002, and the Company’s financial position at June 30, 2002, refer to the Company’s Form 8-K/A filed with the SEC on October 17, 2002.

Andersen Business Consulting Practices

During the first quarter of fiscal 2003, the Company entered into a series of acquisitions of Andersen Business Consulting practices around the world, in order to expand the Company’s global presence. The acquisitions included practices from the United States, Spain, Japan, France, Brazil, Switzerland, Norway, Finland, Sweden, Singapore, South Korea and Peru. The Company also acquired the business consulting practice of Ernst & Young in Brazil and, in the second quarter of fiscal 2003, the consulting unit of the KPMG International member firm in Finland. The aggregate purchase price of the acquisitions, paid in cash, totaled $136,172 including $7,988 related to transaction costs. The allocation of the aggregate purchase price was $147,785 to goodwill, $6,127 to purchased intangibles and approximately $17,700 of net liabilities acquired, primarily employee liabilities assumed.

The significance of the goodwill balance is primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for order backlog, customer contracts and related customer relationships of $6,127. Goodwill of $63,416 relating to the acquisition of the Andersen Business Consulting practice in the United States is expected to be deductible for tax purposes. Goodwill of $84,369 relating to the acquisitions of the remaining Andersen Business Consulting practices is tax deductible if the earnings are remitted to the United States. The Company does not anticipate remitting such earnings to the United States.

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

In connection with the acquisitions of certain European Andersen Business Consulting practices (primarily within France, Spain and Switzerland), the Company reduced its workforce by approximately 240 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to these workforce reductions totaling $11,705 have been accounted for as part of the acquisitions. As of March 31, 2003, $1,607 of the total liability has been paid.

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

During the second quarter of fiscal year 2003, the Company replaced its $220,000 short-term revolving credit facility used to fund recent acquisitions with fixed rate debt. In anticipation of this refinancing, the Company entered into treasury rate locks on $125,000 of five-year debt. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and have been designated as highly effective cash flow hedges. On November 6, 2002, the treasury locks were settled resulting in a gain of $787 which will be reclassified into interest expense over the term of the debt. The gain on the treasury locks converts fixed rate cash flows from 6.71% to approximately 6.56% on $125,000 of the new debt.

The accumulated gain related to the treasury locks included in other comprehensive income as of March 31, 2003 was approximately $734 of which approximately $157 will be reclassified into interest expense over the next twelve months.

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

Note 11.    Capital Stock and Option Awards

Stock-Based Compensation

Effective January 1, 2003, the Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 148 and SFAS No. 123 assuming the Company had accounted for its stock-based awards to employees under the fair value method. Accordingly, reported net income and diluted earnings per share have been presented to reflect the impact had the Company been required to include the amortization of the estimated fair value of options and other stock awards as a charge to earnings over the awards’ vesting period. The information presented for the three and nine months ended March 31, 2002 has been restated to reflect adjustments for option forfeitures and cancellations.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	as restated	as restated	as restated	as restated
Net income (loss) applicable to common stockholders	$4,141	$23,748	$31,001	$(27,302)
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	1,884	275	6,873	826
Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(23,834)	(23,819)	(69,263)	(75,757)

Pro Forma net loss	$(17,809)	$204	$(31,389)	$(102,233)

Earnings (loss) per share:
Basic—as reported	$0.02	$0.15	$0.17	$(0.17)

Basic—pro forma	$(0.09)	$—	$(0.17)	$(0.65)

Diluted—as reported	$0.02	$0.15	$0.17	$(0.17)

Diluted—pro forma	$(0.09)	$—	$(0.17)	$(0.65)

Issuance of Options Under Tender Offer

On September 3, 2002, in accordance with the February 1, 2002 tender offer relating to stock options with an exercise price of $55.50, the Company issued 4,397,775 replacement options at an exercise price of $11.01, which was 110% of the closing market price on that date.

Stock Awards

In connection with the various Andersen Business Consulting acquisitions, the Company committed to issuing approximately 3,620,000 shares of common stock to former partners of those practices as a retentive measure and for no monetary consideration from such persons. The shares will be issued in equal one-third increments over a three-year period on the anniversary date of the respective transactions so long as the recipient remains employed by the Company. Compensation expense will be recorded ratably over the three-year period beginning in July 2002. Compensation expense for the three and nine months ended March 31, 2003 was $2,765 and $10,205, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock, through accumulated payroll deductions, at 85% of the lesser of the fair market value of the common stock at the beginning of each twenty-four month offering period or the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. During the nine months ended March 31, 2003, employees purchased a total of 3,547,675 shares of common stock for $27,557.

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

Goodwill and other identifiable intangible assets consisted of the following at March 31, 2003 and June 30, 2002:

	March 31, 2003	June 30, 2002
	as restated
Internal-use software	$116,149	$77,033
Purchased intangibles	67,028	13,225
Marketed software	23,134	16,915
Other	2,612	2,612
Total accumulated amortization	(88,006)	(34,133)

Other intangible assets, net	120,917	75,652
Goodwill	978,754	87,663

Total	$1,099,671	$163,315

Identifiable intangible assets include purchased or internally developed software and finite-lived purchased intangible assets, which primarily consist of market rights, backlog and software license rights. Identifiable intangible assets are amortized principally by the straight-line method over their expected period of benefit, which ranges from one to five years.

The changes in the carrying amount of goodwill for the nine months ended March 31, 2003 are as follows:

	Balance June 30, 2002	Additions	Other (a)	Balance March 31, 2003
		as restated	as restated	as restated
Public Services	$11,537	$12,049	$—	$23,586
Communications & Content	8,509	15,854	—	24,363
Financial Services	2,871	6,342	—	9,213
Consumer & Industrial Markets	8,283	24,098	—	32,381
High Technology	2,388	5,073	—	7,461
EMEA	10,750	729,068	79,721	819,539
Asia Pacific	43,123	17,431	721	61,275
Latin America	—	720	14	734
Corporate/other	202	—	—	202

Total	$87,663	$810,635	$80,456	$978,754

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments primarily related to fluctuation in the Euro.

Note 13.    Restructuring Charges

During fiscal year 2003, the Company recorded restructuring charges totaling $7,877 related to lease, facility and other exit activities, primarily in the United States, Germany, and Switzerland.

During the third quarter of fiscal year 2003, the Company recorded, as part of professional compensation expense, $17,824 in charges for severance and termination benefits related to a worldwide reduction in workforce, primarily in the North American and Asia Pacific regions. The reduction in workforce affected approximately 570 employees and was the result of aligning the Company’s workforce with market demand for services. All of the affected employees have been notified and terminated. As of March 31, 2003, the $14,949 of the total liability has been disbursed.

The following table summarizes the restructuring activities for the nine months ended March 31, 2003 (including those activities accounted for as part of the acquisitions (see Note 7)).

	Severance	Lease and Facilities	Total
	as restated	as restated	as restated
Balance at June 30, 2002	$1,162	$—	$1,162
Acquisition related restructuring	37,423	—	37,423
Operating charges	17,824	7,877	25,701
Payments	(31,850)	—	(31,850)
Other (a)	2,347	83	2,430

Balance at March 31, 2003	$26,906	$7,960	$34,866

(a)	Other changes in restructuring accrual consist primarily of foreign currency translation adjustments.

The severance accrual is recorded within the balance sheet caption “Accrued payroll and employee benefits” and the lease and facilities accrual is primarily recorded within the balance sheet caption “Other current liabilities.” The remaining severance accrual is expected to be paid by the end of fiscal year 2004, and the remaining lease and facilities accrual will be paid over the remaining lease term.

PART I, ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information has been amended to reflect the restatements made to the Consolidated Condensed Financial Statements as further discussed in Note 2, “Restatement of the Notes to Consolidated Condensed Financial Statements.” This information should be read in conjunction with the information contained in the Consolidated Condensed Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below.

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

We have existing multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (“EMEA”). We utilize this multinational network to provide consistent services to our clients throughout the world. During the first quarter of fiscal year 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), which included approximately 3,000 employees in Germany, Switzerland and Austria. We furthered our global strategy enabling us to better serve our multinational clients by acquiring all or portions of selected Andersen Business Consulting practices or their assets in the United States, Brazil, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden and Switzerland, and the consulting practice of the KPMG International member firm in Finland. In addition, we strengthened our Latin American business with the acquisition of Ernst & Young’s Brazilian consulting practice.

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

We also enter into fixed-price and time-and-materials contracts to provide general business consulting services, including, but not limited to, systems selection or assessment, feasibility studies, and business valuation and corporate strategy services. Such arrangements are accounted for in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Revenue from such arrangements is recognized when : i) there is persuasive evidence of an arrangement, ii) the fee is fixed or determinable, iii) services have been rendered and payment has been contractually earned, and iv) collectibility of the related receivable or unbilled revenue is reasonably assured.

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

Software:    We enter into a limited number of software licensing arrangements. We recognize software license fee revenues in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” and its related interpretations. Our software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, and consulting and training services. The aggregate arrangement fee is allocated to each of the undelivered elements based upon vendor-specific evidence of fair value (“VSOE”), with the residual of the arrangement fee allocated to the delivered elements. VSOE for each individual element is determined based upon prices charged to customers when these elements are sold separately. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists, ii) delivery of the product has occurred, iii) the license fee is fixed or determinable, and iv) collectibility of the related receivable is reasonably assured. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the term of the support period. Fees allocated to other services are recognized as revenue as the services are performed. Revenue from monthly license charge or hosting arrangements is recognized on a subscription basis over the period in which the client uses the product.

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

Valuation of Goodwill.    Effective July 1, 2001, the Company early-adopted the new accounting principle related to goodwill, Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a consequence, we recognized a transitional impairment loss of $80.0 million, net of tax, ($0.51 per share) as the cumulative effect of a change in accounting principle. This transitional impairment loss resulted from the change in method of measuring impairments from undiscounted cash flows to discounted cash flows. We review goodwill for impairment at least once annually as of April 1 and whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit.

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

Significant Components of Our Statements of Operations

Revenue.    We derive substantially all of our revenue from professional service activities. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs to subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. We recognize revenue when it is realized or realizable and earned. We consider revenue to be realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, fees are fixed or determinable and collection of revenue is reasonably assured. We generally enter into long-term, fixed-price, time-and-materials and cost plus contracts to design, develop or modify multifaceted client specific information technology systems. We generally recognize the majority of our revenue on a time-and-materials or percentage-of-completion basis as services are provided.

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

Industry Revenue

We provide services through eight reportable segments. The following table provides unaudited financial information for each of those segments.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	as restated		as restated
Revenue:
Public Services	$276,707	$256,829	$811,591	$712,170
Communications & Content	88,407	115,371	275,448	380,919
Financial Services	59,056	47,218	175,859	168,657
Consumer & Industrial Markets	95,132	69,041	291,182	227,369
High Technology	41,701	43,269	116,543	155,979
EMEA	157,607	4,985	428,860	14,556
Asia Pacific	83,990	34,220	211,468	89,834
Latin America	16,093	10,129	47,460	33,515
Corporate/Other	177	1,243	731	1,415

Total	$818,870	$582,305	$2,359,142	$1,784,414

	as restated		as restated
Revenue as a percentage of total:
Public Services	34%	44%	34%	40%
Communications & Content	11	20	12	21
Financial Services	7	8	8	9
Consumer & Industrial Markets	12	12	12	13
High Technology	5	7	5	9
EMEA	19	1	18	1
Asia Pacific	10	6	9	5
Latin America	2	2	2	2
Corporate/Other	n/m	n/m	n/m	n/m

Total	100%	100%	100%	100%

n/m = not meaningful

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

The Company realized net income for the three months ended March 31, 2003 of $4.1 million, or $0.02 per share, compared to net income of $23.7 million, or $0.15 per share, for the three months ended March 31, 2002. Included in operating results for the quarter ended March 31, 2003, was a $17.8 million charge ($10.5 million net of tax) related to the Company’s previously announced reduction in workforce. Excluding the effects of this charge, net income for the three months ended March 31, 2003 was relatively flat when compared to the three months ended March 31, 2002. The results for the three months ended March 31, 2003 reflect the positive impact from revenue growth and ongoing cost control initiatives, offset by additional expenses associated with the acquisitions and $4.7 million in rebranding expenses.

The Company realized net income for the nine months ended March 31, 2003 of $31.0 million, or $0.17 per share, compared to a net loss of $27.3 million, or $0.17 per share, for the nine months ended March 31, 2002. Included in the net loss for the nine months ended March 31, 2002 is a transitional impairment charge relating to the cumulative effect of a change in accounting principle of $80.0 million (net of tax), or $0.51 per share. Excluding this charge, net income before cumulative effect of change in accounting principle for the nine months ended March 31, 2002, was $52.7 million, or $0.33 per share, compared to $31.0 million, or $0.17 per share, for the same period in the current year. This year over year decrease is primarily the result of additional expenses associated with the acquisitions and $26.5 million ($15.6 million net of tax) of rebranding expenses, partially offset by revenue growth from acquisitions and ongoing cost control initiatives.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue. Revenue increased $236.6 million, or 40.6%, from revenue of $582.3 million in the three months ended March 31, 2002, to $818.9 million in the three months ended March 31, 2003. The increase in revenue was predominantly due to the impact of the acquisitions, offset partially by declines due to a lower average gross billing rate per hour for the quarter ended March 31, 2003 compared to the same quarter in the previous year. Average gross billing rates have declined due to continuous pricing pressures resulting from the challenging economic environment. Public Services, the Company’s largest business unit, generated strong revenue growth of $19.9 million, up 7.7%, while the Financial Services business unit generated revenue growth of $11.8 million, or 25.1%, and the Consumer and Industrial Markets business unit experienced revenue growth of $26.1 million, or 37.8%, as this business unit received the greatest revenue and resource impact from personnel hired from Andersen Business Consulting in the United States. Growth in the three aforementioned business units was offset by declines in the Communications & Content ($27.0 million, or 23.4%) and High Technology ($1.6 million, or 3.6%) business units. The uncertain economic environment has negatively impacted both business units, while the Communications & Content business unit was further impacted by the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act.

Our acquisitions significantly expanded our international presence and diversified our revenue base. For the quarter ended March 31, 2003, North America generated 68.5% of consolidated revenue, while EMEA, Asia Pacific and Latin America contributed 19.2%, 10.3% and 2.0%, respectively. By comparison, for the third quarter of the prior fiscal year, North America contributed 91.3% of revenue, with EMEA, Asia Pacific and Latin America providing 1.0%, 5.9% and 1.7%, respectively. As a result, International revenue increased $208.4 million from $49.3 million for the three months ended March 31, 2002, to $257.7 million for the three months ended March 31, 2003.

The Company expects this period of economic uncertainty may continue to impact revenue growth for at least another quarter with the most significant impact being in the Communications & Content business segment. However, when compared to the prior year, this is expected to be more than offset by the addition of revenue from the international acquisitions and other transactions.

Gross Profit. Gross profit as a percentage of revenue decreased to 21.3% from 28.1% for the three months ended March 31, 2003 and 2002, respectively. The decrease in gross margin as a percentage of revenue was primarily due to the $17.8 million reduction in workforce charge recorded during the three months ended March 31, 2003 and an increase in professional compensation expense as a result of recent acquisitions due to the fact that the additional operations which were added had a higher percentage of professional compensation to revenue than the existing operations had in the same quarter of the prior fiscal year. In dollar terms, gross profit increased by $11.1 million, or 6.8%, from $163.5 million for the three months ended March 31, 2002, to $174.6 million for the three months ended March 31, 2003. The increase in gross profit was due to an increase in revenue of $236.6 million described above, partially offset by:

•	A net increase in professional compensation of $155.5 million, or 69.3%, from $224.2 million for the three months ended March 31, 2002, to $379.7 million for the three months ended March 31, 2003. Included in professional compensation for the quarter ended March 31, 2003 was a $17.8 million charge related to a reduction in workforce. Excluding the effects of this charge, the increase in professional compensation of $137.7 million was predominantly due to the addition of approximately 7,000 billable employees through acquisitions (including a $2.8 million non-cash charge relating to common stock awards made to our managing directors from the Andersen Business Consulting practices), offset partially by savings resulting from the reduction in staff associated with the Company’s workforce actions taken in response to the challenging economy. Overall the Company’s average billable headcount has increased 75.9% from approximately 7,900 in the third quarter of fiscal year 2002 to 13,900 in the current quarter.

•	A net increase in other direct contract expenses of $49.3 million, or 34.4%, to $192.6 million, representing 23.5% of gross revenue, compared to $143.3 million, or 24.6% of revenue in the prior year’s quarter. The $49.3 million increase is primarily attributable to higher revenue while the improvement as a percentage of revenue is due to the Company’s continued efforts to limit the use of subcontractors and travel expenses.

•	A net increase in other costs of service of $20.6 million, or 40.2%, from $51.3 million for the three months ended March 31, 2002, to $71.9 million in the current quarter. The increase in other costs of service was primarily due to acquisitions, partially offset by lower levels of bad debt expense and tighter controls on discretionary expenses.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets increased $11.4 million to $12.4 million for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. This increase in amortization expense relates primarily to $45.7 million of backlog acquired as part of our recent acquisitions, which is being amortized over 12 to 15 months.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $141.5 million for the three months ended March 31, 2003 compared to $113.0 million for the three months ended March 31, 2002, an increase of $28.5 million, or 25.3%. This increase is primarily due to the impact of the various acquisitions and $4.7 million in costs associated with the company’s rebranding initiative, offset partially by reduced discretionary spending and current cost control initiatives. Selling, general and administrative expenses as a percentage of gross revenue improved to 17.3% compared to 19.4% for the three months ended March 31, 2003 and the three months ended March 31, 2002, respectively.

Interest (Income) Expense, Net. Interest (income) expense, net, increased $4.9 million to $4.6 million of net interest expense for the three months ended March 31, 2003. This increase in net interest expense is due to an increase in borrowings outstanding of $316.7 million from $7.0 million at March 31, 2002 to $323.7 million at March 31, 2003. The increase in borrowings is primarily due to the Company’s private placement of $220.0 million in senior notes and increased borrowings under its other credit facilities. The Company has used the borrowings primarily to finance a portion of the cost of its international acquisitions.

Income Tax Expense. For the three month period ended March 31, 2003, the Company earned income before taxes of $14.7 million and provided for income taxes of $10.6 million resulting in an effective tax rate for the quarter of 71.9%. For the three months ended March 31, 2002, the Company earned income before taxes of $49.5 million and provided for income taxes of $25.7 million resulting in an effective tax rate for the quarter of 52.0%. The tax rates have been negatively impacted by the non-deductibility of losses associated with certain international operations and positively impacted by tax planning initiatives.

Net Income (Loss). For the three month period ended March 31, 2003, the Company realized net income of $4.1 million, or $0.02 per share. For the three months ended March 31, 2002, the Company realized net income of $23.7 million, or $0.15 per share. Net income increased due to additional revenue from the acquisitions and reduced discretionary spending and cost control initiatives. However, this increase was more than offset by increased professional compensation expense due to increased headcount associated with the acquisitions and the $17.8 million charge related to a reduction in workforce recorded during the current quarter.

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002

Revenue. Revenue increased $574.7 million, or 32.2%, from $1,784.4 million for the nine months ended March 31, 2002 to $2,359.1 million for the nine months ended March 31, 2003. The overall increase in revenue is primarily attributable to the acquisitions, partially offset by revenue declines resulting from a lower average gross billing rate per hour for the nine months ended March 31, 2003 compared to the same period in the previous year. Average gross billing rates have declined due to continuous pricing pressures resulting from the challenging economic environment. Public Services, the Company’s largest business unit, generated revenue growth of $99.4 million, up 14.0% over the same period in the previous year, while the Consumer and Industrial Markets business unit generated revenue growth of $63.8 million, or 28.1%, primarily as a result of the acquisitions and other transactions. Growth in the aforementioned business units was offset by revenue declines in the Communications & Content ($105.5 million, or 27.7%) and High Technology ($39.4 million, or 25.3%) business units. The uncertain economic environment has negatively impacted both business units, while the Communications & Content business unit was further impacted by the substantial completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act.

Our acquisitions have significantly expanded our international presence and diversified our revenue base. For the nine months ended March 31, 2003, North America generated 70.8% of consolidated revenue, while EMEA, Asia Pacific and Latin America contributed 18.2%, 9.0% and 2.0%, respectively. By comparison, for the same period of the prior fiscal year, North America contributed 92.2% of revenue, with EMEA, Asia Pacific and Latin America providing 1.0%, 5.0% and 1.9%, respectively. As a result, International revenue increased $549.9 million from $137.9 million, or 7.7%, of consolidated revenue for the nine months ended March 31, 2002, to $687.8 million, or 29.2%, of consolidated revenue for the nine months ended March 31, 2003.

Gross Profit. Gross profit as a percentage of revenue decreased to 23.0% compared to 25.8% for the nine months ended March 31, 2003 and 2002, respectively. This decrease is attributable to increased costs of service resulting from acquisitions and lower initial utilization rates for the former personnel of Andersen Business Consulting in the United States, offset in part by the Company’s continued efforts to limit the use of subcontractors and travel expenses, as well as other ongoing cost control initiatives. In dollar terms, gross profit increased by $82.6 million, or 17.9%, from $460.4 million for the nine months ended March 31, 2002 to $543.0 million for the nine months ended March 31, 2003. The increase in gross profit was due to an increase in revenue of $574.7 million, partially offset by:

•	A net increase in professional compensation of $351.7 million, or 49.0%, from $717.0 million in the nine months ended March 31, 2002 to $1,068.7 million in the nine months ended March 31, 2003. This increase is primarily related to the additional cost resulting from the addition of approximately 7,000 billable employees as a result of acquisitions occurring during the first quarter of fiscal year 2003, including $9.5 million relating to common stock awards made to certain former partners of the Andersen Business Consulting practices. These increases are partially offset by savings achieved through the company’s workforce actions that have occurred over the past 12 months in response to the challenging economy.

•	A net increase in other direct contract expenses of $91.3 million, or 20.6%, from $443.0 million, or 24.8% of revenue, for the nine months ended March 31, 2002 to $534.3 million, or 22.6% of revenue, for the nine months ended March 31, 2003. The $91.3 million increase in other direct contract expenses is attributable to higher revenue levels, while the improvement in other direct contract expenses as a percentage of revenue to 22.6% is due to the Company’s continued efforts to limit the use of subcontractors and travel related expenses.

•	A net increase in other costs of service of $49.2 million, or 30.0%, to $213.2 million for the nine months ended March 31, 2003 from $164.0 million for the nine months ended March 31, 2002. This increase is primarily due to acquisitions, partially offset by lower levels of bad debt expense and tighter controls on discretionary spending.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets increased $29.7 million to $31.7 million for the nine months ended March 31, 2003 from $2.0 million for the nine months ended March 31, 2002. This increase in amortization expense primarily relates to $45.7 million of backlog acquired as part of our acquisitions, which is being amortized over 12 to 15 months.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $425.1 million and $346.2 million for the nine months ended March 31, 2003 and 2002, respectively, representing an increase of $78.9 million, or 22.8%. This increase is principally due to the impact of the various acquisitions and $26.5 million in costs associated with the company’s rebranding initiative, offset partially by reduced discretionary spending and current cost control initiatives. Selling, general and administrative expenses as a percentage of revenue improved to 18.0% compared to 19.4% for the nine months ended March 31, 2003 and the 2002, respectively.

Interest (Income) Expense, Net.    Interest (income) expense, net, increased $9.6 million to $9.2 million of net interest expense from $0.5 million of net interest income for the nine months ended March 31, 2003 and 2002, respectively. This increase in net interest expense is due to an increase in borrowings outstanding of $316.7 million from $7.0 million at March 31, 2002 to $323.7 million at March 31, 2003. The increase in borrowings is primarily due to the company’s borrowing of $220.0 million in August 2002 under a short-term revolving credit facility which was retired in November 2002 upon the Company’s completion of a private placement of $220.0 million in senior notes. Additionally, the Company has increased borrowings under its other various credit facilities. The Company has used the borrowings primarily to finance a portion of the cost of its international acquisitions.

Income Tax Expense.    For the nine month period ended March 31, 2003, the Company earned income before taxes of $75.5 million and provided for income taxes of $44.5 million resulting in an effective tax rate of 58.9%. For the nine months ended March 31, 2002, the Company earned income before taxes of $111.8 million and provided for income taxes of $59.1 million resulting in an effective tax rate of 52.9%. The tax rates have been negatively impacted by the non-deductibility of losses associated with certain international operations and positively impacted by tax planning initiatives.

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

Net Income (Loss).    For the nine months ended March 31, 2003, the Company realized net income of $31.0 million, or $0.17 per share. For the nine months ended March 31, 2002, the Company realized a net loss of $27.3 million, or $0.17 per share, largely due to recording a transitional impairment charge as a result of a cumulative effect of a change in accounting principle. The per share amounts of net income (loss) were further affected by the issuance of approximately 30.5 million shares of common stock in August 2002 in conjunction with the acquisition of BE Germany.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had a cash balance of 44.0 million, which has decreased $159.6 million from June 30, 2002 predominantly due to funding various acquisitions around the globe. The Company has funded these transactions and operations through cash generated from operations, borrowings from existing credit facilities of $103.7 million, the private placement of $220.0 million in aggregate principal of Senior Notes and the issuance of 30.5 million shares of common stock valued at $11.96 per share. The Company has borrowing arrangements available including a revolving credit facility with an outstanding balance of $66.1 million at March 31, 2003 (not to exceed $250 million), and an accounts receivable financing facility with an outstanding balance of $15.0 million at March 31, 2003 (not to exceed $150 million). The $250 million revolving credit facility expires on May 29, 2005, and no borrowings under this facility are due until that time; however, management may choose to repay these borrowings at any time prior to that date. The accounts receivable purchase agreement permits sales of accounts receivable through May 23, 2003, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement.

In November 2002, the Company completed a private placement of $220.0 million in aggregate principal of Senior Notes. The offering consisted of $29.0 million of 5.95% Series A Senior Notes due November 2005, $46.0 million of 6.43% Series B Senior Notes due November 2006, and $145.0 million of 6.71% Series C Senior Notes due November 2007. The Senior Notes include affirmative, negative and financial covenants, including among others, covenants restricting the Company’s ability to incur liens and indebtedness and purchase the Company’s securities, and requiring the Company to maintain a minimum level of net worth ($842.0 million as of March 31, 2003), maintain fixed charge coverage of at least 2.01 to 1.00 (as defined), and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by the Senior Notes. The Senior Notes contain customary events of default, including cross defaults to the company’s revolving credit facility and receivables purchase facility. The proceeds from the sale of these Senior Notes were used to completely repay the company’s short-term revolving credit facility of $220.0 million, which was scheduled to mature on December 15, 2002.

The $250 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting the Company’s ability to incur liens and indebtedness, purchase the Company’s securities, and pay dividends and requiring the Company to maintain a minimum level of net worth ($853.2 million as of March 31, 2003), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of the Company’s common stock, or (ii) if within a period of six calendar months, a majority of the officers of the Company’s executive committee cease to serve on its executive committee, and their terminations or departures materially affect the Company’s business. The receivables purchase agreement contains covenants that are consistent with the Company’s $250 million revolving credit facility and cross defaults to the $250 million revolving credit facility.

Under the transition services agreement with KPMG LLP (which generally terminates no later than February 8, 2004 for non-technology services and February 8, 2005 for technology-related services), the Company contracted to receive certain infrastructure support services from KPMG LLP until the Company completes the build-out of its own infrastructure. If the Company terminates services prior to the end of the term for such services, the Company may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and our Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. During the three months ended March 31, 2003, the Company terminated certain Human Resources services for which the Company has been charged $1.1 million in termination costs. Effective October 1, 2002, the Company and KPMG LLP entered into an Outsourcing Services Agreement under which KPMG LLP provides certain services relating to office space that were previously provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP has agreed that for all services terminated as of December 31, 2002 under the transition services agreement the Company will not be charged any termination costs, in addition to the $1.0 million paid in fiscal year 2002, and that there will be no termination costs with respect to the office-related services at the end of the three year term of the Outsourcing Services Agreement. At this time there are no terminated services for which termination costs remain unknown. The amount of termination costs that the Company will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after March 31, 2003, cannot be reasonably estimated at this time. Whether the amount of termination costs yet to be assessed will not have a material effect on the Company’s consolidated financial position, cash flows or liquidity in a particular quarter cannot be determined at this time.

During fiscal year 2003, the Company purchased from KPMG LLP $30.8 million of leasehold improvements. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40 million to $60 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements). Currently the Company contracts for the use of such capital assets through the transition services agreement (for which usage charges are included in monthly costs under the agreement).

Cash provided by operating activities during the nine months ended March 31, 2003 was $10.4 million, principally due to cash operating results of $108.4 million (which consists of net income adjusted for the changes in deferred income taxes and other, stock awards and depreciation and amortization) partially offset by an increase in accounts receivable and unbilled revenue of $84.9 million and prepaid expenses and other current assets of $11.4 million. The increase in accounts receivable and unbilled revenue is primarily due to the timing of engagement billings, while the increase in prepaid expenses is primarily the result of insurance contract renewals.

Cash used in investing activities during the nine months ended March 31, 2003 was $511.8 million, principally due to $55.9 million in purchases of property and equipment (including $32.4 million for the transfer of capital assets from KPMG LLP), $33.2 million in purchases of other intangible assets primarily consisting of internal use software as part of our continued infrastructure build-out and $422.8 million paid for acquisitions.

Cash provided by financing activities for the nine months ended March 31, 2003 was $340.6 million, principally due to net proceeds from borrowings of $312.9 million and $27.7 million from the issuance of common stock primarily relating to the Company’s employee stock purchase plan.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the availability of talented professionals to provide our services;

•	the pace of technology change;

•	the strength of our joint marketing relationships;

•	the actions of our competitors; and

•	unexpected difficulties associated with our recent acquisitions involving BE Germany and the former Andersen Business Consulting practices.

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

PART I, ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and subsequent evaluations conducted in connection with the audit of the Company’s consolidated financial statements for the year ended June 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that, except as stated in the “Introductory Note” and as noted below under “Changes in Internal Controls,” the Company’s disclosure controls and procedures are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company’s SEC filings.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal year 2003 and that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting. However, we intend to continue to refine our internal controls on an ongoing basis with a view towards continuous improvements. Management and PricewaterhouseCoopers LLP (“PwC”), our independent accountants, have reported to our Audit Committee certain matters involving internal controls that PwC considers to be material weaknesses or reportable conditions under standards established by the American Institute of Certified Public Accountants. The identified material weaknesses relate to financial review and analysis at the corporate/consolidation and certain local reporting levels, primarily with respect to the Germanic region. The identified reportable conditions relate to protocol and documentation for reviewing and assessing contract revenue recognition; monitoring of unusual Work in Process activity; lack of a formal documented policy relating to evidence of a contractual arrangement with respect to revenue recognition based on local legal requirements; cross-training of employees for key finance and accounting positions; and documentation for certain critical, significant and judgmental accounting areas.

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

Given the material weaknesses and reportable conditions identified above, management devoted additional resources to resolving questions that arose during the year-end audit. As a result, management is confident that its consolidated financial statements for the quarter ended March 31, 2003 and the year ended June 30, 2003 fairly present, in all material respects, the financial condition and results of operation of the Company.

The material weaknesses and reportable conditions have been discussed in detail among management, our Audit Committee and PwC. We have assigned the highest priority to the correction of these material weaknesses and reportable conditions, and we are committed to addressing and resolving them fully. We have already taken several steps that address these matters. In July 2003, the Company implemented a new European financial accounting system and continues to develop and improve the Germanic consolidation and reporting process. In addition, a new Controller has been appointed for Europe with special responsibility for Germany and the other European practices . The Company also is scheduled to implement a new North American financial accounting system during the third quarter of fiscal year 2004. In connection with these initiatives, all finance-related policies and procedures are currently being updated and enhanced. Standard global documentation requirements have been established for the assessment of critical, significant and judgmental accounting areas, including the evaluation of contract revenue recognition for non-standard contracts. As part of the monthly closing process, analytical review procedures have been established at the local reporting levels as well as the consolidated level and will continue to be improved upon. As part of our fiscal 2004 goal setting process, all finance employees are required to achieve a minimum of 40 hours of training in various areas and disciplines. Also, in July 2003, the Company engaged Ernst & Young LLP to provide a global internal audit function.

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

PART II, ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits—Reference is made to the Exhibit Index.

b)	The Company filed two reports on Form 8-K during the period covered by this report. The Form 8-K that was filed on January 17, 2003 reported a reduction in workforce of 450 to 550 personnel primarily in North America and Asia Pacific. The Form 8-K that was filed on January 31, 2003 reported the announcement of the Company’s financial results for the second quarter of fiscal year 2003.

Exhibit Index

Exhibit No.	Description

10.1	Amended and Restated 2002 Long-Term Incentive Plan dated April 22, 2003 (filed previously)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to Section 1350

32.2	Certification of the Chief Financial Officer Pursuant to Section 1350

99.1	Factors Affecting Future Financial Results (filed previously)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEARINGPOINT, INC.

By:	/S/ RANDOLPH C. BLAZER

Randolph C. Blazer, Chairman of the Board, Chief Executive Officer, and President Duly Authorized Officer and Principal Executive Officer

Date: October 6, 2003

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

By:	/S/ ROBERT S. FALCONE

Robert S. Falcone, Executive Vice President and Chief Financial Officer

Date: October 6, 2003