Form 10-K/A
period 2003-06-30
BEARINGPOINT INC
filed 2003-10-06
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, the following is an amendment on Form 10-K/A of BearingPoint, Inc. for the year ended June 30, 2003. A change that was made at the printer immediately prior to filing the Form 10-K was incorrectly reflected in the Form 10-K. The “Statement of Operations” chart under the heading “Reclassifications not impacting net income” in the Quarterly Summarized Financial Information in Item 7 was inadvertently replaced by another chart. Separately, certain disclosures regarding stockholder notes under the heading “Notes Receivable from Stockholders” in Note 16, “Capital Stock and Option Awards,” of the Notes to Consolidated Financial Statements were omitted. The correct chart has been replaced in the Quarterly Summarized Financial Information in Item 7 and disclosure has been provided in Note 16 under the sub-heading “Stock awards and Shareholder notes.” Among other changes, we have adjusted Note 21, “Segment Information” of the Notes to Consolidated Financial Statements with respect to the reclassification of prior year segment information to conform with current year presentation, and we have adjusted amounts in the depreciation and amortization table as it relates to fiscal year 2003.

On September 29, 2003, the Company filed its Form 10-K for the fiscal year ended June 30, 2003, containing, among other items, the reports of Grant Thornton LLP on the Company’s audited financial statements and financial statement schedule for 2001 and 2002, and the consent of Grant Thornton LLP on Exhibit 23.1. After the market close on October 3, 2003, Grant Thornton LLP informed the Company in writing that it had not provided its manually signed opinion or consent to the Company and had not otherwise authorized the filing of such report and consent. On October 6, 2003, Grant Thornton LLP provided to the Company its two manually signed reports and consent for inclusion in this Form 10-K/A. Solely in light of Grant Thornton’s statement on October 3, 2003, PricewaterhouseCoopers LLP withdrew its reports and consent filed with the Company’s Form 10-K on October 5, 2003. On October 6, 2003, PricewaterhouseCoopers LLP provided its reports and consent with respect to the Company’s audited financial statements and schedule for fiscal year 2003 in connection with this Form 10-K/A. From September 29, 2003 through today, there have been no changes to the Company’s audited financial statements and financial statement schedule for fiscal year 2001 and fiscal year 2002, except for the reclassification of certain segment information in note 21 to conform with current year classifications and related disclosures referred to in the preceding paragraph. From September 29, 2003 through today, there have been no changes to the Company’s audited financial statements and financial statement schedule for fiscal year 2003 except as referred to in the preceding paragraph.

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

Purchase Accounting

During the quarter ended September 30, 2002, the Company completed various acquisitions that were accounted for as purchase business acquisitions, resulting in approximately $26.4 million in identified intangible assets. These acquisitions included the purchase of KPMG Consulting AG, a substantial consulting practice in Germany, and the purchase of all or parts of a number of Andersen Business Consulting practices worldwide. The Company completed preliminary purchase price allocations to allocate the purchase prices to acquired assets and assumed liabilities. The excess of the cost of the acquired entities over the amounts assigned to the acquired assets and liabilities assumed was recognized as goodwill. As part of the initial purchase price allocation, value was ascribed to only contractual backlog (order backlog) and a trade name. This initial allocation was determined to be too low, and accordingly, an additional $20.8 million of value for identified intangible assets related to customer contracts and related customer relationships was allocated to these identified intangible assets with a corresponding reduction to goodwill. The additional intangible assets are being amortized over useful lives ranging from 12 to 15 months. As a result, approximately $3.0 million, $4.2 million and $4.6 million of incremental amortization of purchased intangible assets were recorded in the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003, respectively.

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

Stock awards and shareholders notes

The Company initially accounted for certain stock awards in prior years as fixed plan grants, with related payments to the respective employees for tax liabilities accounted for as interest-bearing shareholder notes. The initial accounting has been revised to treat the awards as a variable grant. The revision did not have a material impact on the statements of operations for any prior periods and therefore prior years financial statements have not been restated. Instead, the aggregate effect of the revised accounting has been reflected as adjustments to additional paid in capital, retained earnings (accumulated deficit) and notes receivable from stockholders as of July 1, 2002. In addition, under the revised accounting, reserves recorded against the shareholder notes during the quarters ended September 30, 2002, December 31, 2002, and March 31, 2003 are not necessary and have been reversed decreasing selling, general and administrative expenses by approximately $1.5 million, $2.3 million and $2.3 million for the quarters ended September 30, 2002, December 31, 2002, and March 31, 2003, respectively.

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

Statement of Operations:

	Three Months Ended September 30, 2002		Three Months Ended December 31, 2002		Three Months Ended March 31, 2003
	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated	Amounts Previously Reported	As Restated

Revenue	$747,560	$732,699	$807,911	$807,573	$821,325	$818,870
Cost of service	573,601	562,631	609,194	609,307	636,902	644,222

Gross Profit	173,959	170,068	198,717	198,266	184,423	174,648
Amortization of purchased intangible assets	5,034	8,013	7,085	11,321	7,782	12,396
Selling, general and administrative expenses	137,160	133,771	155,491	149,810	146,406	141,526

Operating income	31,765	28,284	36,141	37,135	30,235	20,726
Interest/other (income) expense, net	1,097	1,456	3,031	3,159	5,945	6,014

Income before taxes	30,668	26,828	33,110	33,976	24,290	14,712
Income tax expense	15,487	14,517	16,721	19,427	11,902	10,571

Net income	$15,181	$12,311	$16,389	$14,549	$12,388	$4,141

Basic net income per share	$0.09	$0.07	$0.09	$0.08	$0.06	$0.02
Diluted net income per share	$0.09	$0.07	$0.09	$0.08	$0.06	$0.02

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

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2003	2003	2002	2002	2002	2002	2001	2001
		(as restated)	(as restated)	(as restated)
	(in thousands, except share and per share amounts)
Revenue	$780,135	$818,870	$807,573	$732,699	$583,213	$582,305	$593,218	$608,891
Costs of service	607,846	644,222	609,307	562,631	442,777	418,782	460,289	444,927

Gross profit	172,289	174,648	198,266	170,068	140,436	163,523	132,929	163,964
Amortization of purchased intangible assets	12,972	12,396	11,321	8,013	1,004	1,005	1,005	—
Selling, general and administrative expenses	130,990	141,526	149,810	133,771	118,646	112,990	113,985	119,185

Operating income	28,327	20,726	37,135	28,284	20,786	49,528	17,939	44,779
Interest / other (income) expense, net	4,777	6,014	3,159	1,456	(2,006)	54	(202)	600

Income before taxes	23,550	14,712	33,976	26,828	22,792	49,474	18,141	44,179
Income tax expense	13,244	10,571	19,427	14,517	22,388	25,726	11,547	21,863

Income before cumulative effect of change in accounting principle	10,306	4,141	14,549	12,311	404	23,748	6,594	22,316
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	(79,960)

Net income (loss)	$10,306	$4,141	$14,549	$12,311	$404	$23,748	$6,594	$(57,644)

Net income (loss) per share—basic and diluted*	$0.05	$0.02	$0.08	$0.07	$—	$0.15	$0.04	$(0.36)

Stock Price
High	$10.68	$8.24	$9.02	$13.58	$21.17	$21.07	$18.40	$15.40
Low	$5.98	$5.93	$5.32	$6.24	$13.11	$15.84	$11.00	$9.41

*	Three months ended September 30, 2001 includes a $0.51 loss for the cumulative effect of change in accounting principle.

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

/S/ ROBERT S. FALCONE
Robert S. Falcone Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of BearingPoint, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of BearingPoint, Inc. and its subsidiaries (the “Company”) at June 30, 2003, and the results of their operations and their cash flows for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of June 30, 2002 and for the two year period then ended were audited by other auditors whose report dated August 6, 2002, except for Note 2, under the subheading “Stock-Based Compensation,” as to which the date is September 29, 2003, expressed an unqualified opinion on those statements.

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

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital (Deficit)	Retained Earnings (Accumulated Deficit)	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares Issued	Amount					Shares	Amount	Total
Balance at June 30, 2000	76,880	$759	$(643,415)	$(17,802)	$(5,845)	$(1,272)	—	$—	$(667,575)
Cash dividend on Series A Preferred Stock	—	—	—	(31,672)	—	—	—	—	(31,672)
Issuance of stock in exchange for KPMG LLP’s 0.5% interest in our operating subsidiary	433	4	(4)	—	—	—	—	—	—
Initial public offering proceeds, net of transaction costs	34,244	342	563,150	—	—	—	—	—	563,492
Conversion of preferred stock to common stock	44,607	446	802,475	—	—	—	—	—	802,921
Preferred stock conversion discount	—	—	(131,250)	—	—	—	—	—	(131,250)
Conversion of acquisition obligations	2,455	25	65,337	—	—	—	—	—	65,362
Shares retired	(50)	—	—	—	—	—	—	—	—
Notes receivable from stockholders, including $517 in interest	—	—	—	—	(2,105)	—	—	—	(2,105)
Comprehensive income:
Net income	—	—	—	34,951	—	—	—	—	34,951
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,012)	—	—	(2,012)

Total comprehensive income	—	—	—	—	—	—	—	—	32,939

Balance at June 30, 2001	158,569	1,576	656,293	(14,523)	(7,950)	(3,284)	—	—	632,112
Exercise of stock options under Long-Term Incentive Plan, including tax benefit of $181	209	2	3,782	—	—	—	—	—	3,784
Transfer of shares in trust to treasury	—	—	—	—	—	—	(999)	—	—
Common stock repurchased	—	—	—	—	—	—	(2,813)	(35,727)	(35,727)
Sale of common stock under
Employee Stock Purchase Plan, including tax benefit of $995	2,280	23	27,273	—	—	—	—	—	27,296
Compensation recognized under Long-
Term Incentive Plan for restricted stock	420	4	1,862	—	—	—	—	—	1,866
Notes receivable from stockholders, including $529 in interest	—	—	—	—	(2,201)	—	—	—	(2,201)
Comprehensive income:
Net loss	—	—	—	(26,898)	—	—	—	—	(26,898)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,638	—	—	1,638

Total comprehensive income	—	—	—	—	—	—	—	—	(25,260)

Balance at June 30, 2002	161,478	1,605	689,210	(41,421)	(10,151)	(1,646)	(3,812)	(35,727)	601,870
Adjustment relating to notes receivable from stockholders	—	—	(9,068)	8,077	991	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $804	3,548	35	27,695	—	—	—	—	—	27,730
Notes receivable from stockholders, including $72 in interest and repayment of loan	—	—	—	—	24	—	—	—	24
Issuance of common stock in connection with acquisition of KPMG Consulting AG (BE Germany)	30,471	305	364,132	—	—	—	—	—	364,437
Restricted stock awards to non-employee board of directors	20	—	157	—	—	—	—	—	157
Compensation recognized under Long-Term Incentive Plan for restricted stock, net of tax benefit of $16	—	—	1,546	—	—	—	—	—	1,546
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting	8	—	13,531	—	—	—	—	—	13,531
Forfeiture of restricted stock	(50)	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	41,307	—	—	—	—	41,307
Derivative instruments, net of tax	—	—	—	—	—	411	—	—	411
Foreign currency translation adjustment, net of tax	—	—	—	—		138,640	—	—	138,640

Total comprehensive income	—	—	—	—	—	—	—	—	180,358

Balance at June 30, 2003	195,475	$1,945	$1,087,203	$7,963	$(9,136)	$137,405	(3,812)	$(35,727)	$1,189,653

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

Stock-Based Compensation

The Company has several stock-based employee compensation plans as described in Note 16. The Company accounts for stock-based compensation awards issued to employees by applying the intrinsic value method, whereby the difference between the quoted market price as of the date of grant and the contractual purchase price of shares is charged to operations over the vesting period. The Company generally recognizes no compensation expense with respect to stock-based awards issued to employees, as all options granted under the Company’s stock-based compensation plans have exercise prices equal to the market value of the Company’s common stock on the date of grant. With respect to restricted stock and other awards, compensation expense is measured based on the fair value of such awards as of the grant date and charged to expense using the straight-line method over the period of restriction or vesting period.

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

The adjustments to additional paid-in-capital, retained earnings (accumulated deficit) and notes receivable from stockholders relate to a revision of the accounting relating to stock awards and related shareholder notes in prior years (the Company has revised its accounting for certain stock awards and shareholder notes to reflect variable accounting as opposed to fixed plan accounting). The revision did not have a material impact on the statements of operations for any prior periods and therefore prior years’ financial statements have not been restated. Instead, the aggregate effect of the revised accounting has been reflected as adjustments to the previously referenced components of stockholders’ equity as of July 1, 2002.

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

Internal Use Software Costs.    During the fiscal years ended June 30, 2002 and 2001, the Company purchased $1,914, and $47,098, respectively, of internal-use software from KPMG LLP at its net book value.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2003	2002	2001
Depreciation and Amortization
Public Services	$11,186	$10,203	$8,469
Communications and Content	2,063	2,710	8,192
Financial Services	1,735	1,911	3,895
Consumer and Industrial Markets	1,462	1,118	4,877
High Technology	926	1,186	7,916
EMEA	45,971	4	2,212
Asia Pacific	5,792	1,013	4,110
Latin America	371	124	5,021
Corporate/Other (1)	46,861	31,051	16,330

Total	$116,367	$49,320	$61,022

Interest Expense (2)
Public Services	$18,883	$17,596	$17,312
Communications and Content	3,212	8,898	12,662
Financial Services	2,411	3,202	9,124
Consumer and Industrial Markets	3,850	3,973	4,972
High Technology	2,464	5,851	7,035
EMEA	1,812	170	—
Asia Pacific	1,359	2,410	1,383
Latin America	1,370	1,055	2,341
Corporate/Other (1)	(20,286)	(40,907)	(37,654)

Total	$15,075	$2,248	$17,175

Operating Income
Public Services	$313,573	$311,140	$243,536
Communications and Content	96,100	121,097	132,252
Financial Services	55,210	31,520	59,391
Consumer and Industrial Markets	80,270	79,838	85,460
High Technology	34,687	38,938	126,607
EMEA	66,819	1,543	(1,252)
Asia Pacific	27,988	630	2,655
Latin America	19,745	(3,648)	(21,105)
Corporate/Other (1)	(579,920)	(448,026)	(406,063)

Total	$114,472	$133,032	$221,481

Assets (3)
Public Services	$293,166	$189,860	$206,414
Communications and Content	79,532	75,494	145,152
Financial Services	49,575	29,399	61,616
Consumer and Industrial Markets	88,069	55,979	61,639
High Technology	35,825	32,744	109,194
EMEA	1,087,372	18,108	38,950
Asia Pacific	155,191	89,748	39,733
Latin America	33,578	23,058	67,506
Corporate/Other (1)	227,504	380,741	269,431

Total	$2,049,812	$895,131	$999,635

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.
(2)	Interest expense is allocated to the industry segments based on accounts receivable and unbilled revenues.
(3)	Industry segment assets include accounts receivable, unbilled revenues, certain software and property and equipment directly attributed to the industry segment, purchased intangible assets and goodwill. All other assets are not allocated to industry segments and are deemed to be corporate assets.

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

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and subsequent evaluations conducted in connection with the audit of the Company’s consolidated financial statements for the year ended June 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that, except as stated in the “Explanatory Note” and as noted below under “Changes in Internal Controls,” the Company’s disclosure controls and procedures are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company’s SEC filings.

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

December 15, 2003.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The financial statements of the Company required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(2)	See Financial Statement Schedule under Item 15(d).

(a)(3)	See the exhibits listed below under Item 15(c).

(b)	The Company filed two Current Reports on Form 8-K from April 1, 2003 through June 30, 2003. In the Form 8-K filed on April 30, 2003, the Company announced its financial results for the third quarter of fiscal year 2003 under Item 5 and furnished the third quarter earnings release and performance report under Item 12. On June 12, 2003, the Company filed a Form 8-K announcing that it had dismissed Grant Thornton LLP, and had retained PricewaterhouseCoopers LLP, as its independent accountant.

(c)	Exhibit Index

Exhibit No.	Description

2.1	Share Purchase Agreement dated June 8, 2002, among the Company, KPMG DTG and the minority shareholders, which is incorporated herein by reference to Exhibit 2.1 from the Company’s Form 8-K filed on September 6, 2002.

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, which is incorporated herein by reference to Exhibit 3.2 from the Company’s Registration Statement on Form S-1 (Registration No. 333-36328, which is contained in Commission File No. 000-31351) (referred to below as “the Company’s Form S-1”).

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.2	Limited License Agreement between the Company and KPMG International, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

Exhibit No.	Description

10.3	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.4	Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.5	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1.

10.6	Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form S-1.

10.7	Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form S-1.

10.8	Form of Managing Director Agreement.†

10.9	Stock Purchase Agreement dated as of December 29, 1999, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1.

10.10	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.11	Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the Company’s Form S-1.

10.12	Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form 10-K for the year ended June 30, 2001.

10.13	Amendment No. 2 to Alliance Agreement, dated March 4, 2002, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ended March 31, 2002.

10.14	Oracle Partnernetwork Worldwide Agreement, dated as of May 30, 2002, between the Company and Oracle Corporation.†

10.15	Amendment One to the Oracle Partnernetwork Worldwide Agreement, dated May 30, 2002, between the Company and Oracle Corporation.†

10.16	SAP Global Partner-Services Agreement dated March 8, 2003, between the Company and SAP AG.†

10.17	Amended and Restated 2000 Long-Term Incentive Plan, dated April 22, 2003, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended March 30, 2003.

10.18	Employee Stock Purchase Plan, as amended and restated October 2, 2002.†

10.19	Amended and Restated 401(k) Plan dated August 21, 2003.†

10.20	Deferred Compensation Plan, as amended and restated as of August 1, 2003.†

10.21	Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications International, Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form S-1.

Exhibit No.	Description

10.22	Receivables Purchase Agreement, dated as of May 22, 2000, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.23	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 24, 2000, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.24	Amendment No. 2 to Receivables Purchase Agreement, dated as of May 21, 2001, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.25	Amendment No. 3 to Receivables Purchase Agreement, dated as of August 1, 2001, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.26	Amendment No. 4 to Receivables Purchase Agreement, dated as of March 21, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended June 30, 2002.

10.27	Amendment No. 5 to Receivables Purchase Agreement, dated as of May 20, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form 10-K for the year ended June 30, 2002.

10.28	Amendment No. 6 to Receivables Purchase Agreement, dated as of May 29, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.27 from the Company’s Form 10-K for the year ended June 30, 2002.

10.29	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.30	Amendment No. 8 to Receivables Purchase Agreement, dated as of May 16, 2003, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association.†

10.31	Purchase and Sale Agreement, dated as of May 22, 2000, between the Company and KCI Funding Corporation, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.32	Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

Exhibit No.	Description

10.33	Revolving Credit Facility Agreement, dated May 29, 2002, between the Company, the guarantors referred to therein, the banks party thereto, PNC Bank National Association, as the administrative agent, PNC Capital Markets, Inc. and JP Morgan Securities, Inc., as the arrangers, Barclays Bank PLC, as the syndication agent, JP Morgan Chase Bank, Citibank N.A. and Bank of America, N.A. as the documentation agents and SunTrust Bank, as the co-agent, which is incorporated herein by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended June 30, 2002.

10.34	Revolving Credit Facility Agreement, dated August 21, 2002, between the Company, KPMG Consulting, LLC, the guarantors referred to therein, the banks party thereto, JP Morgan Chase Bank, as the administrative agent, and J.P. Morgan Securities, Inc., as the sole arranger and book runner, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Form 10-K for the year ended June 30, 2002.

10.35	Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.36	Second Amendment to Credit Facility Agreement, dated November 14, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 8-K filed on November 27, 2002.

10.37	Third Amendment to Credit Facility Agreement, dated May 13, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent.†

10.38	Notice and Waiver, dated as of September 30, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.39	Master Release [Intercompany Notes], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.40	Master Release [Foreign Stock Pledges], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.41	Promissory Note, dated as of October 1, 2001, executed by Randolph C. Blazer, which is incorporated herein by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended June 30, 2002.

10.42	Promissory Note, dated as of October 1, 2001, executed by Michael J. Donahue, which is incorporated herein by reference to Exhibit 10.33 from the Company’s Form 10-K for the year ended June 30, 2002.

10.43	Promissory Note, dated as of October 1, 2001, executed by Bradley J. Schwartz, which is incorporated herein by reference to Exhibit 10.34 from the Company’s Form 10-K for the year ended June 30, 2002.

10.44	Promissory Note, dated as of October 1, 2001, executed by David W. Black, which is incorporated herein by reference to Exhibit 10.35 from the Company’s Form 10-K for the year ended June 30, 2002.

10.45	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

Exhibit No.	Description

10.46	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers and Other Key Executives, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.47	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.48	Form of Note Purchase Agreement, dated as of November 26, 2002, among the Company, the Subsidiary Guarantors and the Purchasers, relating to $220,000,000 aggregate principal amount of 5.95% Series A Senior Notes due 2005, 6.43% Series B Senior Notes due 2006 and 6.71% Series C Senior Notes due 2007, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 8-K filed on November 27, 2002.

10.49	Form of 5.95% Series A Senior Note due 2005, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 8-K filed on November 27, 2002.

10.50	Form of 6.43% Series B Senior Note due 2006, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 8-K filed on November 27, 2002.

10.51	Form of 6.71% Series C Senior Note due 2007, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.52	Form of Subsidiary Guarantee, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.53	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated June 12, 2003, which is incorporated herein by reference to Exhibit 16.1 from the Company’s Form 8-K filed on June 12, 2003.

21.1	List of subsidiaries of the Registrant.†

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results†

(d)	Financial Statement Schedule

†	Incorporated by reference from the Company’s original Form 10-K for the year ended June 30, 2003.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of BearingPoint, Inc.

Our audit of the consolidated financial statements referred to in our report dated September 18, 2003 appearing in this Annual Report on Form 10-K/A of BearingPoint, Inc. also included an audit of the financial statement schedule for the year ended June 30, 2003 included in Item 15(d) of this Form 10-K/A. In our opinion, this financial statement schedule for the year ended June 30, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

McLean, Virginia

September 18, 2003

REPORT OF CERTIFIED PUBLIC ACCOUNTANTS SCHEDULE

Board of Directors and Stockholders

BearingPoint, Inc.

In connection with our audit of the financial statements of BearingPoint, Inc. (formerly KPMG Consulting, Inc.), referred to in our report dated August 6, 2002, except for Note 2, under the subheading “Stock-Based Compensation”, as to which the date is September 29, 2003, which is included in this annual report on Form 10-K/A for the year ended June 30, 2003, we have also audited Schedule II for the years ended June 30, 2001 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth herein.

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

BEARINGPOINT, INC.

By:	/S/ RANDOLPH C. BLAZER

Randolph C. Blazer Chairman of the Board, Chief Executive Officer and President

By:	/s/ ROBERT S. FALCONE

Robert. S. Falcone Executive Vice President and Chief Financial Officer

Date: October 6, 2003

Exhibit Index

Exhibit No.	Description

2.1	Share Purchase Agreement dated June 8, 2002, among the Company, KPMG DTG and the minority shareholders, which is incorporated herein by reference to Exhibit 2.1 from the Company’s Form 8-K filed on September 6, 2002.

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, which is incorporated herein by reference to Exhibit 3.2 from the Company’s Registration Statement on Form S-1 (Registration No. 333-36328, which is contained in Commission File No. 000-31351) (referred to below as “the Company’s Form S-1”).

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.2	Limited License Agreement between the Company and KPMG International, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.3	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.4	Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.5	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1.

10.6	Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form S-1.

10.7	Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form S-1.

10.8	Form of Managing Director Agreement.†

10.9	Stock Purchase Agreement dated as of December 29, 1999, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1.

Exhibit No.	Description

10.10	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.11	Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the Company’s Form S-1.

10.12	Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form 10-K for the year ended June 30, 2001.

10.13	Amendment No. 2 to Alliance Agreement, dated March 4, 2002, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ended March 31, 2002.

10.14	Oracle Partnernetwork Worldwide Agreement, dated as of May 30, 2002, between the Company and Oracle Corporation.†

10.15	Amendment One to the Oracle Partnernetwork Worldwide Agreement, dated May 30, 2002, between the Company and Oracle Corporation.†

10.16	SAP Global Partner-Services Agreement dated March 8, 2003, between the Company and SAP AG.†

10.17	Amended and Restated 2000 Long-Term Incentive Plan, dated April 22, 2003, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended March 30, 2003.

10.18	Employee Stock Purchase Plan, as amended and restated October 2, 2002.†

10.19	Amended and Restated 401(k) Plan dated August 21, 2003.†

10.20	Deferred Compensation Plan, as amended and restated as of August 1, 2003.†

10.21	Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications International, Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form S-1.

10.22	Receivables Purchase Agreement, dated as of May 22, 2000, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.23	Amendment No. 1 to Receivables Purchase Agreement, dated as of October 24, 2000, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.24	Amendment No. 2 to Receivables Purchase Agreement, dated as of May 21, 2001, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.25	Amendment No. 3 to Receivables Purchase Agreement, dated as of August 1, 2001, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002

Exhibit No.	Description

10.26	Amendment No. 4 to Receivables Purchase Agreement, dated as of March 21, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended June 30, 2002.

10.27	Amendment No. 5 to Receivables Purchase Agreement, dated as of May 20, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form 10-K for the year ended June 30, 2002.

10.28	Amendment No. 6 to Receivables Purchase Agreement, dated as of May 29, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.27 from the Company’s Form 10-K for the year ended June 30, 2002.

10.29	Amendment No. 7 to Receivables Purchase Agreement, dated as of October 1, 2002, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.30	Amendment No. 8 to Receivables Purchase Agreement, dated as of May 16, 2003, between KCI Funding Corporation, the Company, Market Street Funding Corporation and PNC Bank, National Association.†

10.31	Purchase and Sale Agreement, dated as of May 22, 2000, between the Company and KCI Funding Corporation, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.32	Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.33	Revolving Credit Facility Agreement, dated May 29, 2002, between the Company, the guarantors referred to therein, the banks party thereto, PNC Bank National Association, as the administrative agent, PNC Capital Markets, Inc. and JP Morgan Securities, Inc., as the arrangers, Barclays Bank PLC, as the syndication agent, JP Morgan Chase Bank, Citibank N.A. and Bank of America, N.A. as the documentation agents and SunTrust Bank, as the co-agent, which is incorporated herein by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended June 30, 2002.

10.34	Revolving Credit Facility Agreement, dated August 21, 2002, between the Company, KPMG Consulting, LLC, the guarantors referred to therein, the banks party thereto, JP Morgan Chase Bank, as the administrative agent, and J.P. Morgan Securities, Inc., as the sole arranger and book runner, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Form 10-K for the year ended June 30, 2002.

10.35	Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.36	Second Amendment to Credit Facility Agreement, dated November 14, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 8-K filed on November 27, 2002.

Exhibit No.	Description

10.37	Third Amendment to Credit Facility Agreement, dated May 13, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent.†

10.38	Notice and Waiver, dated as of September 30, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.39	Master Release [Intercompany Notes], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.40	Master Release [Foreign Stock Pledges], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.41	Promissory Note, dated as of October 1, 2001, executed by Randolph C. Blazer, which is incorporated herein by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended June 30, 2002.

10.42	Promissory Note, dated as of October 1, 2001, executed by Michael J. Donahue, which is incorporated herein by reference to Exhibit 10.33 from the Company’s Form 10-K for the year ended June 30, 2002.

10.43	Promissory Note, dated as of October 1, 2001, executed by Bradley J. Schwartz, which is incorporated herein by reference to Exhibit 10.34 from the Company’s Form 10-K for the year ended June 30, 2002.

10.44	Promissory Note, dated as of October 1, 2001, executed by David W. Black, which is incorporated herein by reference to Exhibit 10.35 from the Company’s Form 10-K for the year ended June 30, 2002.

10.45	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.46	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers and Other Key Executives, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.47	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.48	Form of Note Purchase Agreement, dated as of November 26, 2002, among the Company, the Subsidiary Guarantors and the Purchasers, relating to $220,000,000 aggregate principal amount of 5.95% Series A Senior Notes due 2005, 6.43% Series B Senior Notes due 2006 and 6.71% Series C Senior Notes due 2007, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 8-K filed on November 27, 2002.

10.49	Form of 5.95% Series A Senior Note due 2005, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 8-K filed on November 27, 2002.

Exhibit No.	Description

10.50	Form of 6.43% Series B Senior Note due 2006, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 8-K filed on November 27, 2002.

10.51	Form of 6.71% Series C Senior Note due 2007, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.52	Form of Subsidiary Guarantee, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.53	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated June 12, 2003, which is incorporated herein by reference to Exhibit 16.1 from the Company’s Form 8-K filed on June 12, 2003.

21.1	List of subsidiaries of the Registrant.†

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results†

†	Incorporated by reference from the Company’s original Form 10-K for the year ended June 30, 2003.

