Form 10-Q
period 2003-09-30
BEARINGPOINT INC
filed 2003-11-14
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003.

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

The number of shares of common stock of the Registrant outstanding as of October 31, 2003 was 194,448,644.

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I, ITEM 1. - FINANCIAL STATEMENTS

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,
	2003	2002
Revenue	$742,958	$732,699

Costs of service:
Professional compensation	347,373	337,428
Other direct contract expenses	182,734	159,809
Lease and facilities charge	59,203	—
Other costs of service	66,405	65,394

Total	655,715	562,631

Gross profit	87,243	170,068
Amortization of purchased intangible assets	8,106	8,013
Selling, general and administrative expenses	129,428	133,771

Operating income (loss)	(50,291)	28,284
Interest income	246	484
Interest expense	(2,395)	(2,196)
Other income (expense), net	374	256

Income (loss) before taxes	(52,066)	26,828
Income tax expense (benefit)	(12,882)	14,517

Net income (loss)	$(39,184)	$12,311

Earnings (loss) per share - basic and diluted	$(0.20)	$0.07

Weighted average shares - basic	193,093,913	171,500,309

Weighted average shares - diluted	193,093,913	171,598,835

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,849	$105,198
Accounts receivable, net	326,433	377,422
Unbilled revenue	275,302	190,918
Deferred income taxes	35,171	36,195
Prepaid and other current assets	49,867	51,119

Total current assets	763,622	760,852
Property and equipment, net	202,450	208,785
Goodwill	1,036,967	1,024,830
Other intangible assets, net	10,647	18,883
Deferred income taxes	56,096	24,606
Other assets	13,469	11,856

Total assets	$2,083,251	$2,049,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$8,987	$8,364
Accounts payable	112,360	103,102
Accrued payroll and employee benefits	180,652	213,046
Deferred income taxes	9,270	—
Other current liabilities	244,573	195,605

Total current liabilities	555,842	520,117
Notes payable, less current portion	250,251	268,812
Deferred income taxes	862	3,280
Other liabilities	99,253	67,950

Total liabilities	906,208	860,159

Stockholders’ Equity :
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 198,258,394 shares issued and 194,446,144 shares outstanding on September 30, 2003 and 195,475,392 shares issued and 191,663,142 shares outstanding on June 30, 2003	1,973	1,945
Additional paid-in capital	1,102,441	1,087,203
Retained earnings (accumulated deficit)	(31,222)	7,963
Notes receivable from stockholders	(9,154)	(9,136)
Accumulated other comprehensive income	148,732	137,405
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,177,043	1,189,653

Total liabilities and stockholders’ equity	$2,083,251	$2,049,812

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(39,184)	$12,311
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(23,540)	(5,546)
Stock awards	4,047	3,846
Depreciation	19,240	11,220
Amortization of purchased intangible assets	8,106	8,013
Lease and facilities charge	59,203	—
Changes in assets and liabilities:
Accounts receivable	52,314	5,912
Unbilled revenue	(82,793)	(65,924)
Prepaid expenses and other current assets	1,561	3,113
Other assets	(1,121)	2,491
Accrued payroll and employee benefits	(32,924)	5,320
Accounts payable and other current liabilities	35,329	(886)
Other liabilities	(2,340)	48

Net cash used in operating activities	(2,102)	(20,082)

Cash flows from investing activities:
Purchases of property and equipment	(18,416)	(40,255)
Businesses acquired, net of cash acquired	—	(401,098)

Net cash used in investing activities	(18,416)	(441,353)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,466	12,468
Proceeds from notes payable	76,800	330,505
Repayment of notes payable	(96,290)	(6,001)
Notes receivable from stockholders	—	(87)

Net cash provided by (used in) financing activities	(9,024)	336,885

Effect of exchange rate changes on cash and cash equivalents	1,193	(635)

Net decrease in cash and cash equivalents	(28,349)	(125,185)
Cash and cash equivalents - beginning of period	105,198	203,597

Cash and cash equivalents - end of period	$76,849	$78,412

Supplementary cash flow information:
Interest paid	$693	$1,768
Taxes paid	$7,227	$3,803
Supplemental non-cash investing and financing activities:
Issuance of common stock for business acquisition		$364,437
Acquisition obligations from business acquisition		$5,543

The accompanying notes are an integral part of these consolidated condensed financial statements.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of BearingPoint, Inc. (referred to below as “we,” “BearingPoint” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003, included in the Company’s Annual Report on Form 10-K/A filed with the SEC. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2.	Segment Reporting

The Company’s segment information has been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. Beginning in the first quarter of fiscal year 2004, the Company combined its Consumer and Industrial Markets and High Technology industry groups to form the Consumer, Industrial and Technology industry group. For fiscal year 2004, the Company has seven reportable segments in addition to the Corporate/Other category. Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Prior year information has been reclassified to reflect fiscal year 2004 presentation.

	Three Months Ended September 30,
	2003		2002
	Revenue	Operating Income	Revenue	Operating Income
Public Services	$271,473	$76,613	$265,204	$77,284
Communications & Content	63,254	13,256	96,195	25,629
Financial Services	60,561	14,863	62,012	14,779
Consumer, Industrial and Technology	107,427	15,974	139,735	30,133
EMEA	136,815	3,829	105,024	12,893
Asia Pacific	80,505	15,795	50,431	8
Latin America	21,929	2,834	12,326	3,309
Corporate/Other (1)	994	(193,455)	1,772	(135,751)

Total	$742,958	$(50,291)	$732,699	$28,284

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs and the lease and facilities charge.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements – (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2003	2002
Net income (loss)	$(39,184)	$12,311
Foreign currency translation adjustment, net of tax (a)	11,366	1,253
Unrealized gain (loss) on derivative instruments, net of tax	(39)	887

Comprehensive income (loss)	$(27,857)	$14,451

(a)	Movement in the foreign currency translation adjustment is primarily due to the strengthening of the Euro against the U.S. dollar

Note 4.	Earnings Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2003	2002
Net income (loss) - basic and diluted	$(39,184)	$12,311

Weighted average shares outstanding - basic	193,093,913	171,500,309
Employee stock options	—	98,526

Weighted average shares outstanding - diluted	193,093,913	171,598,835

Earnings (loss) per share - basic and diluted	$(0.20)	$0.07

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 54,295,008 and 39,531,758 for the three months ended September 30, 2003 and 2002, respectively.

Note 5.	Change in Estimate

During the second quarter of fiscal year 2003, the Company decreased the expected remaining useful life of certain systems applications used as part of its infrastructure operations. The decrease in the expected remaining useful life was a result of the Company’s continued build-out of certain infrastructure functions scheduled to be completed in the second half of fiscal year 2004, which upon completion will replace the existing applications. This change in estimate resulted in a charge to net income of $1,775 (net of tax) or $0.01 per share for the three months ended September 30, 2003.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements – (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 6.	Acquisitions

On August 22, 2002, as part of the significant expansion in our international presence, the Company acquired 100% of the outstanding shares of BearingPoint GmbH (“BE Germany”) pursuant to a share purchase agreement, for approximately $651,906. The purchase of BE Germany was paid for through the issuance of 30,471,309 shares of common stock to the sellers valued at $11.96 per share, $273,583 in cash to the sellers, and approximately $13,780 in acquisition related transaction costs. BE Germany’s operations consist primarily of consulting practices in Germany, Switzerland and Austria. The allocation of the purchase price to assets acquired and liabilities assumed was as follows:

Allocation of Purchase Price
Current assets	$138,332
Goodwill	648,021
Purchased intangibles	41,019
Acquired software	8,015
Other long-lived assets	15,750

Total assets	$851,137
Current liabilities	(154,149)
Long-term liabilities	(45,082)

Total purchase price	$651,906

The significance of the goodwill balance is primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for order backlog, customer contracts and related customer relationships of $39,615 (13-month weighted average useful life) and trade name of $1,404 (2-year weighted average useful life). Goodwill is not deductible for German tax purposes. All of the transactions referred to in this Form 10-Q are considered to be “acquisitions” under GAAP and are, therefore, referred to as “acquisitions” throughout this Form 10-Q.

Pro Forma Results

Effective August 1, 2002, the results of BE Germany’s operations have been included in the consolidated financial results of the Company. The following unaudited pro forma financial information presents the combined results of operations of the Company and BE Germany as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information has been prepared using information derived from the Company and BE Germany’s historical consolidated financial statements. The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of what the Company’s results of operations or financial position would have been had the Company completed the acquisition of BE Germany at an earlier date. The pro forma adjustments are based on available information and upon assumptions that the Company believes are reasonable.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements – (Continued)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,
	2003	2002
		pro forma
Revenue	$742,958	$773,553
Net income (loss)	$(39,184)	$9,769
Earnings (loss) per share - basic and diluted:	$(0.20)	$0.05
Weighted average shares - basic	193,093,913	188,392,013

Weighted average shares - diluted	193,093,913	188,490,539

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the three months ended September 30, 2002: amortization expense on purchased intangible assets consisting of backlog and trade name in the amount of $1,678 (net of tax); interest expense associated with the debt financing of the Company’s acquisition of BE Germany of $360 (net of tax); and an increase in the number of weighted average common shares outstanding of 16,891,704 as a result of including shares issued as consideration for the equity portion of the purchase price.

Note 7.	Notes Payable

On August 30, 2003, the Company extended its yen-denominated revolving line of credit facility and overdraft line of credit facility dated December 16, 2002. Under the renewed agreement, the yen-denominated revolving line of credit facility with an aggregate principal balance not to exceed 1.35 billion yen (approximately $12,109 as of September 30, 2003) accrues interest of TIBOR plus 0.90%, and the yen-denominated overdraft line of credit facility with an aggregate principal balance not to exceed 0.50 billion yen (approximately $4,485 as of September 30, 2003) accrues interest of TIBOR plus 1.30%. Borrowings under the revolving line of credit and overdraft line of credit facilities are used to finance working capital for the Company’s Japanese operations. There are no covenants under the facilities and they mature on August 31, 2004. At September 30, 2003, there were no borrowings outstanding under the revolving line of credit facility and overdraft line of credit facility.

Note 8.	Derivative Instruments and Hedging Agreements

The Company has borrowings outstanding under bank credit facilities, which carry variable interest rates. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

During the second quarter of fiscal year 2003, the Company replaced its $220,000 short-term revolving credit facility used to fund acquisitions with fixed rate debt. In anticipation of this refinancing, the Company entered into treasury rate locks on $125,000 of five-year debt. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and have been designated as highly effective cash flow hedges. On November 6, 2002, the treasury locks were settled resulting in a gain of $787, which will be reclassified into interest expense over the term of the debt. The gain on the treasury locks converts fixed rate cash flows from 6.71% to approximately 6.56% on $125,000 of the debt.

The accumulated gain related to the treasury locks included in other accumulated comprehensive income as of September 30, 2003 was approximately $656, of which approximately $157 will be reclassified into interest expense over the next twelve months.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements – (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 9.	Transactions with KPMG LLP

On February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby we receive and are charged for infrastructure services (i.e. facilities management, technology-related services, and other administrative and executive functions) performed by KPMG LLP. The allocation of costs to the Company for such services is based on actual costs incurred by KPMG LLP and are allocated among KPMG LLP’s assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification). With regard to facilities costs, the Company and KPMG LLP have entered into arrangements pursuant to which our Company subleases from KPMG LLP office space that was formally allocated to the Company under an outsourcing agreement.

Total expenses allocated to the Company with regard to occupancy costs and other infrastructure services are as follows:

	Three Months Ended September 30,
	2003	2002
Occupancy costs	$6,483	$7,093
Other infrastructure service costs	20,239	32,925

Total	$26,722	$40,018

Amounts included in:
Other costs of service	$6,483	$7,093
Selling, general and administrative expenses	20,239	32,925

	$26,722	$40,018

In connection with winding down and terminating services provided by KPMG LLP under the transition services agreement, the Company is potentially liable for the payment of termination costs, as defined in the agreement, incurred by KPMG LLP in connection with winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement (which terminates no later than February 8, 2004 for most non-technology services and February 8, 2005 for technology-related services and limited non-technology services), the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to the Company), and the Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. The amount of termination costs that the Company will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to the Company by KPMG LLP and which can continue to be obtained directly by the Company thereafter. As of September 30, 2003, there are no previously terminated services for which termination costs remain unknown.

During fiscal year 2003, the Company purchased from KPMG LLP $32,429 of leasehold improvements. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40,000—$60,000 for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements). Currently the Company contracts for the use of such assets through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). The Company made no additional purchases of capital assets from KPMG LLP during the first quarter of fiscal year 2004.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements – (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 10.	Capital Stock and Option Awards

Stock-Based Compensation

The Company has several stock-based employee compensation plans. The Company accounts for stock-based compensation awards issued to employees by applying the intrinsic value method, whereby the difference between the quoted market price as of the date of grant and the contractual purchase price of shares is charged to operations over the vesting period. The Company generally recognizes no compensation expense with respect to stock-based awards issued to employees, as all options granted under the Company’s stock-based compensation plans have exercise prices equal to the market value of the Company’s common stock on the date of grant. With respect to restricted stock and other awards, compensation expense is measured based on the fair value of such awards as of the grant date and charged to expense using the straight-line method over the period of restriction or vesting period.

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

	Stock Price Expected Volatility	Risk-Free Interest Rate	Expected Life	Expected Dividend Yield
Three months ended September 30, 2003	70.54%	3.43%	6	0
Three months ended September 30, 2002	72.00%	3.35%	6	0

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
Net income (loss)	$(39,184)	$12,311
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	2,394	2,275
Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(24,333)	(22,669)

Pro forma net loss	$(61,123)	$(8,083)

Earnings (loss) per share:
Basic - as reported	$(0.20)	$0.07

Basic - pro forma	$(0.32)	$(0.05)

Diluted - as reported	$(0.20)	$0.07

Diluted - pro forma	$(0.32)	$(0.05)

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements – (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Stock Awards

In connection with the various Andersen Business Consulting acquisitions, the Company committed to the issuance of approximately 3,100,000 shares of common stock to former partners of those practices as a retentive measure. The stock awards have no purchase price and are subject to a three-year vesting period, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense for the three months ended September 30, 2003 and 2002 was $3,698 and $3,380, respectively. As of September 30, 2003, 1,166,187 shares of common stock have been issued.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the twenty-four month offering period or the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. During the three months ended September 30, 2003, employees purchased a total of 1,560,615 shares for $10,466.

Note 11.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, at the reporting unit level, for the three months ended September 30, 2003 are as follows:

	Balance June 30, 2003	Additions	Other (a)	Balance September 30, 2003
Public Services	$23,581	$—	$—	$23,581
Communications & Content	24,357	—	—	24,357
Financial Services	9,210	—	—	9,210
Consumer, Industrial and Technology	39,831	—	—	39,831
EMEA	863,810	—	10,169	873,979
Asia Pacific	63,034	—	1,975	65,009
Latin America	805	—	(7)	798
Corporate/Other	202	—	—	202

Total	$1,024,830	$—	$12,137	$1,036,967

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments principally related to fluctuation in the Euro.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements – (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Identifiable intangible assets include finite-lived intangible assets, which primarily consist of market rights, order backlog, customer contracts and related customer relationships. Identifiable intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from one to five years. Identifiable intangible assets consist of the following at September 30, 2003 and June 30, 2003:

	September 30, 2003	June 30, 2003
Identifiable intangible assets:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	$56,771	$56,030
Market-related intangibles:
Market rights	12,017	12,017
Trade name	1,675	1,654

Total market-related intangibles	13,692	13,671

Total other intangibles	70,463	69,701

Accumulated amortization:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	(53,573)	(45,320)
Market-related intangibles:
Market rights	(5,265)	(4,607)
Trade name	(978)	(891)

Total market-related accumulated amortization	(6,243)	(5,498)

Total accumulated amortization	(59,816)	(50,818)

Other intangible assets, net	$10,647	$18,883

Amortization expense related to identifiable intangible assets was $8,106 and $8,013 for the three months ended September 30, 2003 and 2002, respectively.

Note 12.	Reduction in Workforce and Lease and Facilities Charges

During the first quarter of fiscal year 2004, the Company recorded, as part of professional compensation expense, $13,559 in charges for severance and termination benefits related to a worldwide reduction in workforce which was recorded in the following segments: $1,037 in Public Services, $1,786 in Communications & Content, $413 in Financial Services, $2,786 in Consumer, Industrial and Technology, $4,399 in EMEA, $473 in Asia Pacific, $327 in Latin America, and $2,338 in Corporate/Other. The reduction in workforce affected approximately 250 employees, across infrastructure and all lines of service, and was the result of aligning the Company’s workforce with market demand for services. All of the affected employees have been notified of termination. As of September 30, 2003, approximately $10,645 of the total liability has been paid. The remaining severance accrual, recorded within the balance sheet caption “Accrued payroll and employee benefits,” is expected to be paid by the end of fiscal year 2004.

On August 14, 2003, the Company announced its intention of reducing its overall office space, primarily in the North America, EMEA and Asia Pacific regions, in an effort to eliminate excess capacity and to align its office space with its current workforce and the needs of the business. During the first quarter of fiscal year 2004, the Company recorded, within the Corporate/Other operating segment, restructuring charges totaling $59,203 related to lease, facility and other exit activities. The Company expects to incur additional lease and facilities related restructuring charges of approximately $10,000-$12,000 during the remainder of fiscal year 2004. The $59,203 lease and facilities charge included $43,235 related to the fair value of future lease obligations, $8,171 representing the unamortized cost of fixed assets and $7,797 in other costs associated with exiting facilities. As of September 30, 2003, the Company has a remaining lease and facilities accrual of $22,151 and $35,278, identified as current and noncurrent portions, recorded within the balance sheet captions “Other current liabilities” and “Other liabilities,” respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements – (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Changes in the Company’s accrual for restructuring charges from June 30, 2003 to September 30, 2003 are as follows:

	Severance	Lease and Facilities	Total
Balance at June 30, 2003	$11,906	$10,167	$22,073
Fiscal year 2004 charges	13,559	59,203	72,762
Payments	(19,032)	(11,527)	(30,559)
Other (a)	(484)	(414)	(898)

Balance at September 30, 2003	$5,949	$57,429	$63,378

(a)	Other changes in the accrual for restructuring charges consist primarily of foreign currency translation and other adjustments.

Note 13.	Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and was otherwise effective for our first quarter of fiscal year 2004. The adoption of SFAS No. 150 did not have a material impact on the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risk among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions were effective for our first quarter of fiscal year 2004 for those variable interests held prior to February 1, 2003. The Company does not currently have any variable interest entities as defined in FIN 46. Consequently, the adoption of FIN 46 had no material impact on our financial statements.

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

Company Overview

BearingPoint, Inc. is a large business consulting, systems integration and managed services firm serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. We provide business and technology strategy, systems design, architecture, applications implementation, network infrastructure, systems integration and managed services. Our service offerings are designed to help our clients generate revenue, reduce costs and access the information necessary to operate their business on a timely basis.

Seasonality

Typically, client service hours, which translate into chargeable hours and directly affect revenue, are reduced during the first half of our fiscal year (i.e. July 1 through December 31) due to the larger number of holidays and vacation time taken by our employees and their clients. As a result of this seasonality, the first and second quarters of the fiscal year are historically the lowest revenue generating and income producing quarters of the year.

Segments

Our focus on specific industries provides us with the ability to tailor our service offerings to reflect an understanding of the marketplaces in which our clients operate, enabling our clients to achieve their business objectives more quickly and efficiently. During fiscal year 2003, the Company provided operations within eight reportable segments in addition to the Corporate/Other category. Our reportable segments were representative of the five major industry groups in which the Company has industry-specific knowledge, including Public Services, Communications & Content, Financial Services, Consumer and Industrial Markets and High Technology, and three international operating segments (EMEA, Asia Pacific and Latin America regions). For fiscal year 2004, the Company has combined its Consumer and Industrial Markets and High Technology industry groups to form the Consumer, Industrial and Technology industry group. The Company’s chief operating decision maker, the Chairman and Chief Executive Officer, evaluates performance and allocates resources based upon the segments. Accounting policies of the segments are the same as those described below, and upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing).

We have multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (EMEA). We utilize this multinational network to provide consistent services to our clients throughout the world.

Significant Components of Our Statements of Operations

Revenue. We derive substantially all of our revenue from professional service activities. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs to subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. We recognize revenue when it is realized or realizable and earned. We consider revenue to be realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, fees are fixed or determinable and collection of revenue is reasonably assured. We generally enter into long-term, fixed-price, time-and-materials, and cost-plus contracts to design, develop or modify multifaceted, client-specific information technology business solutions. We generally recognize the majority of our revenue on a time-and-materials or percentage-of-completion basis as services are provided (See “Critical Accounting Policies and Estimates” below).

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

Lease and Facilities Charge. The lease and facilities charge represents the fair value of future lease obligations, the unamortized cost of fixed assets and the other costs incurred associated with the Company’s fiscal year 2004 office space reduction.

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

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets represents the amortization expense on identifiable intangible assets related to customer and market-related intangible assets which primarily resulted from the various acquisitions of the business.

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

Income Tax Expense. The Company’s effective tax rate is significantly affected by its level of pre-tax earnings and non-deductible expenses. Accordingly, if our pre-tax earnings grow and non-deductible expenses grow at a slower rate or decrease, our effective tax rate will decrease. Due to our high level of non-deductible travel-related expenses, and unusable foreign losses and tax credits, our annual effective tax rate generally exceeds our statutory rates.

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

Revenue Recognition. We earn revenue from a range of consulting services, including, but not limited to, business and technology strategy, systems design, architecture, applications implementation, network infrastructure, systems integration and managed services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue consist of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to the clients as of the balance sheet date. Management anticipates that the collection of these amounts will occur within one year of the balance sheet date, with the exception of approximately $8.0 million related to various long-term government agencies’ contracts. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

Services: We enter into long-term, fixed-price, time-and-materials, and cost-plus contracts to design, develop or modify multifaceted client-specific information technology systems. Such arrangements represent a significant portion of our business and are accounted for in accordance with AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Arrangements accounted for under SOP 81-1 must have a binding, legally enforceable contract in place before revenue can be recognized. Revenue under fixed-price contracts is recognized using the percentage-of-completion method based upon costs to the client incurred as a percentage of the total estimated costs to the client. Revenue under time-and-materials contracts is based on fixed billable rates for hours delivered plus reimbursable costs. Revenue under cost-plus contracts is recognized based upon reimbursable costs incurred plus estimated fees earned thereon.

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

Software: We enter into a limited number of software licensing arrangements. We recognize software license fee revenues in accordance with the provisions of SOP 97-2, “Software Revenue Recognition” and its related interpretations. Our software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, and consulting and training services. The aggregate arrangement fee is allocated to each of the undelivered elements based upon vendor-specific evidence of fair value (“VSOE”), with the residual of the arrangement fee allocated to the delivered elements. VSOE for each individual element is determined based upon prices charged to customers when these elements are sold separately. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists, ii) delivery of the product has occurred, iii) the license fee is fixed or determinable, and iv) collectibility of the related receivable is reasonably assured. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the term of the support period. Fees allocated to other services are recognized as revenue as the services are performed. Revenue from monthly license charges or hosting arrangements is recognized on a subscription basis over the period in which the client uses the product.

Multiple-Element Arrangement for Service Offerings: In certain arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

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

Valuation of Goodwill. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption of SFAS No. 142, goodwill is no longer amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount which the unit as a whole could be bought or sold in a current transaction between willing parties. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. Our reporting units are our North American industry groups and our international geographic segments. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of our future revenues, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each of our reporting units exceeded its respective carrying value in 2003 indicating the underlying goodwill of each unit was not impaired as the respective testing dates. We conduct our annual impairment test as of April 1 of each year. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present. The decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the reporting unit’s goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The implied fair value of the reporting unit’s goodwill would become the new costs basis of the unit’s goodwill.

Effective Income Tax Rates. Determining effective income tax rates is highly dependent upon management estimates and judgments, particularly at each interim reporting date. Circumstances that could cause our estimates of effective income tax rates to change include restrictions on the use of the Company’s foreign subsidiary losses to reduce the Company’s tax burden; the level of actual pre-tax income; and changes mandated as a result of audits by taxing authorities.

HISTORICAL RESULTS OF OPERATIONS OVERVIEW

The Company realized a net loss for the three months ended September 30, 2003 of $39.2 million, or loss of $0.20 per share, compared to net income of $12.3 million, or $0.07 per share, for the three months ended September 30, 2002. Included in operating results for the quarter ended September 30, 2003, was a $13.6 million charge related to reductions in workforce and a $59.2 million charge related to the Company’s previously announced office space reductions.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue. Revenue increased $10.3 million, or 1.4%, from revenue of $732.7 million for the three months ended September 30, 2002, to $743.0 million for the three months ended September 30, 2003. The overall increase in revenue is primarily attributable to revenue growth in our international operating segments, offset by revenue declines in three of our four North America business units. Revenue for our three international operating segments (i.e. EMEA and the Asia Pacific and Latin America regions) increased $71.5 million, or 42.6%, in the three months ended September 30, 2003 when compared to the three months ended September 30, 2002. Revenue growth in our international operating segments this quarter includes the benefit of a full quarter of certain operations related to the acquisitions completed during the first quarter of fiscal year 2003. Public Services, the Company’s largest business unit, generated revenue growth of $6.3 million, up 2.4%, compared to the same quarter in the previous year. Growth in the international operating segments and the Public Services business unit was offset by a decline in revenue in the Communications & Content ($32.9 million, or 34.2%), Financial Services ($1.5 million, or 2.3%) and Consumer, Industrial and Technology ($32.3 million, or 23.1%) business units. This decline in revenue was predominantly due to lower average billing rates per hour and fewer engagement hours during the current quarter when compared to the same quarter in the prior year. Average billing rates in certain markets have declined due to continuous pricing pressures resulting from the challenging economic environment, while engagement hours declined due to the completion of several large engagements.

Our acquisitions during the first half of fiscal year 2003 significantly expanded our international presence and diversified our revenue base. For the quarter ended September 30, 2003, North America generated 67.7% of consolidated revenue, while EMEA, Asia Pacific and Latin America contributed 18.4%, 10.8% and 3.0%, respectively. By comparison, for the first quarter of the prior fiscal year, North America contributed 76.9% of revenue, with EMEA, Asia Pacific and Latin America providing 14.3%, 6.9% and 1.7%, respectively.

Gross Profit. Gross profit as a percentage of revenue decreased to 11.7% from 23.2% for the three months ended September 30, 2003 and 2002, respectively. The decrease in gross profit as a percentage of revenue was primarily due to an increase in costs of service resulting from the $13.6 million reduction in workforce charge and $59.2 million office space reduction charge recorded during the three months ended September 30, 2003. In dollar terms, gross profit decreased by $82.8 million, or 48.7%, from $170.1 million for the three months ended September 30, 2002, to $87.2 million for the three months ended September 30, 2003. The change in gross profit for the three months ended September 30, 2003 compared to the prior year resulted from the following:

•	A net increase in professional compensation of $9.9 million, or 2.9%, from $337.4 million for the three months ended September 30, 2002, to $347.4 million for the three months ended September 30, 2003. The increase in professional compensation is primarily attributable to the impact of a $13.6 million charge related to a reduction in workforce recorded during the current quarter and the increase in professional compensation expense in our international operating segments resulting from a full quarter of certain operations related to the acquisitions completed during the first quarter of fiscal year 2003, offset by savings resulting from the Company’s recent reduction in workforce actions taken in response to the challenging economy. Overall the Company’s billable headcount as of the end of the period has decreased 9.9% from approximately 14,300 in the first quarter of fiscal year 2003 to approximately 12,900 in the current quarter.

During the first quarter of fiscal year 2004, the Company recorded, as part of professional compensation expense, $13.6 million in charges for severance and termination benefits related to a worldwide reduction in workforce which was recorded in the following segments: $1.0 million in Public Services, $1.8 million in Communications & Content, $0.4 million in Financial Services, $2.8 million in Consumer, Industrial and Technology, $4.4 million in EMEA, $0.5 million in Asia Pacific, $0.3 million in Latin America, and $2.4 million in Corporate/Other. The reduction in workforce affected approximately 250 employees, across infrastructure and all lines of service, and was the result of aligning the Company’s workforce with market demand for services. All of the affected employees have been notified of termination. As of September 30, 2003, approximately $10.6 million of the total liability has been paid. The remaining severance accrual, recorded within the balance sheet caption “Accrued payroll and employee benefits,” is expected to be paid by the end of fiscal year 2004.

•	A net increase in other direct contract expenses of $22.9 million, or 14.3%, to $182.7 million, representing 24.6% of revenue, compared to $159.8 million, or 21.8% of revenue in the prior year’s quarter. The $22.9 million increase is primarily attributable to an increase in the use of subcontractors and travel related expenses surrounding the onset of several large international engagements.

•	During the three months ended September 30, 2003, the Company recorded, within the Corporate/Other operating segment, a charge of $59.2 million for lease, facilities and other exit costs related to the Company’s previously announced reduction in office space primarily within the North American, EMEA and Asia Pacific regions. The Company reduced its overall office space in an effort to eliminate excess capacity and to align its office space usage with its current workforce and the needs of the business. The Company expects to incur additional lease and facilities related restructuring charges of approximately $10 million to $12 million during the remainder of fiscal year 2004. The $59.2 lease and facilities charge included $43.2 million related to the fair value of future lease obligations, $8.2 million representing the unamortized cost of fixed assets and $7.8 million in other costs associated with exiting facilities. As of September 30, 2003, the Company has a remaining lease and facilities accrual of $22.2 million and $35.3 million, identified as current and noncurrent portions, recorded within the balance sheet captions “Other current liabilities” and “Other liabilities,” respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets of $8.1 million for the three months ended September 30, 2003 remained consistent when compared to the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $129.4 million for the three months ended September 30, 2003 compared to $133.8 million for the three months ended September 30, 2002, a decrease of $4.3 million, or 3.2%. Included in selling, general and administrative expense for the three months ended September 30, 2002 is $6.8 million in rebranding expense.

Interest (Income) Expense, Net. Interest (income) expense, net, increased $0.4 million to $2.1 million of net interest expense for the three months ended September 30, 2003 from $1.7 million of net interest expense for the three months ended September 30, 2002. This increase in net interest expense is due to an increase in average borrowings outstanding under the Company’s various credit facilites for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002, as a result of financing a portion of the cost of the international acquisitions completed during the first half of fiscal year 2003.

Income Tax Expense. For the three month period ended September 30, 2003, the Company recognized a loss before taxes of $52.1 million and provided an income tax benefit of $12.9 million, resulting in an effective tax rate for the quarter of 24.7%. At the present time, the Company anticipates reporting an effective tax rate for fiscal year 2004 of 50.7%. The discrepancy in the effective tax rate for the first quarter of fiscal year 2004 is due to the fact that the Company has reported significant fiscal year 2004 charges for reductions in both its office space and its workforce, as well as incurred losses in certain foreign subsidiaries. The Company expects that this will result in its reporting an effective tax rate of 50.7% for fiscal year 2004, and a fluctuating effective tax rate in each quarter during the fiscal year.

Net Income (Loss). For the three months ended September 30, 2003, the Company realized a net loss of $39.2 million, or loss of $0.20 per share. For the three months ended September 30, 2002, the Company realized net income of $12.3 million, or $0.07 per share. Net income decreased primarily due to the impact of the reduction in workforce and office space reduction charges of $13.6 million and $59.2 million, respectively.

Industry Revenue

We provide services through seven reportable segments. The following table provides unaudited financial information for each of those segments.

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Revenue:
Public Services	$271,473	$265,204
Communications & Content	63,254	96,195
Financial Services	60,561	62,012
Consumer, Industrial and Technology	107,427	139,735
EMEA	136,815	105,024
Asia Pacific	80,505	50,431
Latin America	21,929	12,326
Corporate/Other (1)	994	1,772

Total	$742,958	$732,699

Revenue %:
Public Services	36.5%	36.2%
Communications & Content	8.5%	13.1%
Financial Services	8.2%	8.5%
Consumer, Industrial and Technology	14.5%	19.1%
EMEA	18.4%	14.3%
Asia Pacific	10.8%	6.9%
Latin America	3.0%	1.7%
Corporate/Other (1)	0.1%	0.2%

Total	100.0%	100.0%

Gross Profit (loss):
Public Services	$85,514	$86,503
Communications & Content	16,212	30,262
Financial Services	18,229	18,224
Consumer, Industrial and Technology	21,409	36,938
EMEA	14,238	20,157
Asia Pacific	19,868	4,480
Latin America	3,629	3,902
Corporate/Other (1)	(91,856)	(30,398)

Total	$87,243	$170,068

Gross Profit (loss) %:
Public Services	31.5%	32.6%
Communications & Content	25.6%	31.5%
Financial Services	30.1%	29.4%
Consumer, Industrial and Technology	19.9%	26.4%
EMEA	10.4%	19.2%
Asia Pacific	24.7%	8.9%
Latin America	16.5%	31.7%
Corporate/Other (1)	n/m	n/m

Total	11.7%	23.2%

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

n/m – not meaningful

Public Services, the Company’s largest business unit, generated revenue for the quarter ended September 30, 2003 of $271.5 million, representing an increase of $6.3 million, or 2.4%, over the first quarter of the prior fiscal year. This increase was predominantly due to strong growth in the Federal sector, offsetting weakness in the State, Local and Education sector. Growth in Public Services resulted primarily from an increase in engagement hours, while average billing rates remained consistent year over year. Gross profit declined to 31.5% of revenue in the first quarter of fiscal year 2004 from 32.6% of revenue in the first quarter of the prior year. The decline in gross profit was principally due to an increase in the use of subcontractors and travel related expenses related to several large international engagements, as well as the impact of the $1.0 million reduction in workforce charge recorded in the current quarter.

Communications & Content generated revenue of $63.3 million for the quarter ended September 30, 2003, representing a decline of $32.9 million, or 34.2%, compared to the first quarter of the prior fiscal year. This decline was primarily attributable to reduced spending in the telecommunications industry and the Company’s completion of several large contracts involving Section 271 testing related to compliance with the 1996 Telecommunications Act, resulting in a decrease in engagement hours and average billing rates year over year. Gross profit decreased to 25.6% of revenue in the first quarter of fiscal year 2004 from 31.5% of revenue in the first quarter of the prior fiscal year. The decline in gross profit was principally due to the $32.9 million decrease in revenue as well as the impact of the $1.8 million reduction in workforce charge recorded in the current quarter.

Financial Services generated revenue in the quarter ended September 30, 2003 of $60.6 million, representing a decline of $1.5 million, or 2.3%, over the first quarter of the prior fiscal year. Financial Services’ revenue remained relatively flat as engagement hours and average billing rates remained consistent year over year. Gross profit improved to 30.1% of revenue in the first quarter of fiscal year 2004 from 29.4% of revenue in the first quarter of the prior fiscal year, primarily due to effective management of costs of service, including professional compensation.

Consumer, Industrial and Technology, representing the integration of our former High Technology and Consumer and Industrial Markets sectors, generated revenue for the quarter ended September 30, 2003 of $107.4 million, representing a decline of $32.3 million, or 23.1%, over the first quarter of the prior fiscal year. This decline in revenue was principally due to reduced engagement hours and a decline in the average billing rate year over year. Decline in the average billing rate year over year is mainly attributable to declining overall market conditions, specifically within the consumer and manufacturing sector. Gross profit declined to 19.9% of revenue in the first quarter of fiscal year 2004 from 26.4% of revenue in the first quarter of the prior fiscal year. The decline in gross profit was principally due to the $32.3 million decline in revenue and the impact of the $2.8 million reduction in workforce charge recorded in the current quarter.

EMEA generated revenue of $136.8 million for first quarter of fiscal year 2004, an increase of $31.8 million, or 30.3%, over the first quarter of the prior fiscal year. The increase in revenue was predominantly due to the benefit this quarter from a full quarter of certain operations related to the acquisitions completed during the first quarter of fiscal year 2003, and maintaining steady average billing rates despite continued challenging market conditions. Gross profit declined to 10.4% of revenue for the first quarter of fiscal year 2004 from 19.2% of revenue in the first quarter of the prior fiscal year. This decline in gross profit is related to challenging market conditions as well as the timing of the prior year’s acquisitions. Additionally, gross profit was further impacted by the $4.4 million reduction in workforce charge recorded in the current quarter.

Asia Pacific generated revenue of $80.5 million for first quarter of fiscal year 2004, representing an increase of $30.1 million, or 59.6%, over the first quarter of the prior fiscal year. The increase in revenue was predominantly due to the significant increase in average billing rates and engagement hours coupled with the benefit this quarter from a full quarter of certain operations related to the acquisitions completed during the first quarter of fiscal year 2003. Gross profit improved to 24.7% of revenue in the first quarter of fiscal year 2004 from 8.9% of revenue in the first quarter of the prior fiscal year. The improvement in gross profit was principally due to the increase in revenue of $30.1 million coupled with tighter controls on discretionary spending.

Latin America generated revenue of $21.9 million for first quarter of fiscal year 2004, representing an increase of $9.6 million, or 77.9%, over the first quarter of the prior fiscal year. The increase in revenue was predominantly due to the benefit this quarter from a full quarter of certain operations related to the acquisitions completed during the first quarter of fiscal year 2003, partially offset by lower average billing rates caused by challenging economic conditions. Gross profit declined to 16.5% of revenue for the first quarter of fiscal year 2004 from 31.7% of revenue for the quarter ended September 30, 2002. The decline in gross profit was principally due to lower average billing rates combined with certain resource requirements resulting in an increase in the use of subcontractors.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash flows from operations, borrowings available under the Company’s various existing credit facilities and existing cash balances. At September 30, 2003, the Company had a cash balance of $76.8 million, which has decreased $28.3 million from a cash balance of $105.2 million at June 30, 2003. The decrease in cash is largely attributable to purchases of property and equipment of $18.4 million and net repayments of outstanding notes payable of $19.5 million, offset by proceeds from the issuance of common stock of $10.5 million.

Cash used in operating activities during the three months ended September 30, 2003 was $2.1 million, principally due to cash operating results of $27.9 million (which consists of net income adjusted for the changes in deferred income taxes, stock awards, depreciation and amortization and the lease and facilities charge) offset by an increase in accounts receivable and unbilled revenue of $30.5 million. The increase in accounts receivable and unbilled revenue is primarily due to the timing of engagement billings.

Cash used in investing activities during the three months ended September 30, 2003 was $18.4 million, due to purchases of property and equipment (including internal use software) as part of our continued infrastructure build-out.

Cash used in financing activities for the three months ended September 30, 2003 was $9.0 million, principally due to net repayment of borrowings of $19.5 million, offset by $10.5 million from the issuance of common stock primarily relating to the Company’s employee stock purchase plan.

The Company has borrowing arrangements available including a revolving credit facility with an outstanding balance of $14.7 million at September 30, 2003 (not to exceed $250 million), and an accounts receivable financing facility with no outstanding balance at September 30, 2003 (not to exceed $150 million). The $250 million revolving credit facility expires on May 29, 2005, and borrowings under this facility are not due until that time; however, management may choose to repay these borrowings at any time prior to that date. The accounts receivable purchase agreement permits sales of accounts receivable through May 21, 2004, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement.

The $250 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting the Company’s ability to incur liens and indebtedness, purchase the Company’s securities, and pay dividends and requiring the Company to maintain a minimum level of net worth ($879.9 million as of September 30, 2003), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of the Company’s common stock, or (ii) if within a period of six calendar months, a majority of the officers of the Company’s executive committee cease to serve on its executive committee, and their terminations or departures materially affect the Company’s business. The receivables purchase agreement contains covenants that are consistent with the Company’s $250 million revolving credit facility and cross defaults to the $250 million revolving credit facility.

In November 2002, the Company completed a private placement of $220.0 million in aggregate principal of Senior Notes. The offering consisted of $29.0 million of 5.95% Series A Senior Notes due November 2005, $46.0 million of 6.43% Series B Senior Notes due November 2006, and $145.0 million of 6.71% Series C Senior Notes due November 2007. The Senior Notes include affirmative, negative and financial covenants, including among others, covenants restricting the Company’s ability to incur liens and indebtedness and purchase the Company’s securities, and requiring the Company to maintain a minimum level of net worth ($847.2 million as of September 30, 2003), maintain fixed charge coverage of at least 2.00 to 1.00 (as defined), and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by the Senior Notes. The Senior Notes contain customary events of default, including cross defaults to the Company’s revolving credit facility and receivables purchase facility. The proceeds from the sale of these Senior Notes were used to completely repay the Company’s short-term revolving credit facility of $220.0 million, which was scheduled to mature on December 15, 2002.

The Company has additional borrowing arrangements available including a 1.35 billion yen-denominated revolving line of credit facility and a 0.5 billion yen-denominated overdraft line of credit facility. As of September 30, 2003, there were no borrowings outstanding under the yen-denominated revolving line of credit facility and overdraft line of credit facility. There are no covenants under the facilities and they mature on August 31, 2004.

The Company continues to actively manage client billings and collections and maintain tight controls over discretionary spending. The Company believes that the cash provided from operations, borrowings available under the various existing credit facilities, and existing cash balances will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months. The Company also believes that it will generate enough cash from operations, have sufficient borrowing capacity under the various existing credit facilities (including the $250 million revolving credit facility with a current term ending May 29, 2005) and have sufficient access to the capital markets to meet its long-term liquidity needs.

Under the transition services agreement with KPMG LLP (which generally terminates no later than February 8, 2004 for non-technology services and February 8, 2005 for technology-related services), the Company contracted to receive certain infrastructure support services from KPMG LLP until the Company completes the build-out of its own infrastructure. If the Company terminates services prior to the end of the term for such services, the Company may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to the Company), and the Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services. Effective October 1, 2002, the Company and KPMG LLP entered into an Outsourcing Services Agreement under which KPMG LLP provides certain services relating to office space that were previously provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP has agreed that for all services terminated as of December 31, 2002 under the transition services agreement the Company will not be charged any termination costs, and that there will be no termination costs with respect to the office-related services at the end of the three-year term of the Outsourcing Services Agreement. At this time there are no terminated services for which termination costs remain unknown. The amount of termination costs that the Company will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after September 30, 2003, cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company’s consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the Company’s consolidated financial position, cash flows, or liquidity in a particular quarter or fiscal year cannot be determined at this time.

During fiscal year 2003, the Company purchased from KPMG LLP $32.4 million of leasehold improvements. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40 million to $60 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements). Currently the Company contracts for the use of such assets through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). The Company made no additional purchases of capital assets form KPMG LLP during the first quarter of fiscal year 2004.

Obligations and Commitments

As of September 30, 2003, the Company had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$259,238	$8,987	$56,291	$193,960	—
Operating leases	431,535	76,287	127,699	94,144	133,405
Outsourcing services agreement	22,500	11,250	11,250	—	—
Reduction in workforce charges	5,949	5,949	—	—	—

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and was otherwise effective for our first quarter of fiscal year 2004. The adoption of SFAS No. 150 did not have a material impact on the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risk among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions were effective for our first quarter of fiscal year 2004 for those variable interests held prior to February 1, 2003. The Company does not currently have any variable interest entities as defined in FIN 46. Consequently, the adoption of FIN 46 had no material impact on our financial statements.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of June 30, 2003, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K/A for the fiscal year then ended. During the three months ended September 30, 2003, there have been no material changes in our market risk exposure.

PART I, ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and certain evaluations conducted in connection with the audit of the Company’s consolidated financial statements for the year ended June 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that, except as stated in the next paragraph and as noted below under “Changes in Internal Controls,” the Company’s disclosure controls and procedures are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company’s SEC filings.

As previously disclosed in the Company’s Form 10-K/A that was filed on October 6, 2003, there was an issue regarding the Company’s receipt of audit opinions and consents from its independent auditor for fiscal years 2001 and 2002 in connection with the Company’s Form 10-K that was filed on September 29, 2003. As a result, the Company has taken appropriate action to ensure that manually signed audit opinions and consents of its current and former independent auditors are received prior to filing any related financial statements.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we have continued to refine our internal controls on an ongoing basis with a view towards continuous improvements. As previously reported in the Company’s Form 10-K that was filed on September 29, 2003, management and PricewaterhouseCoopers LLP (“PwC”), our independent accountants, have reported to our Audit Committee certain matters involving material weaknesses and reportable conditions with respect to our internal controls as of June 30, 2003. We have assigned the highest priority to correcting and resolving these matters fully, and we have made significant progress.

PART II. OTHER INFORMATION

PART II, ITEM 1. LEGAL PROCEEDINGS

Since August 14, 2003, various separate complaints purporting to be class actions were filed in the United States District Court for the Eastern District of Virginia alleging that we and certain of our officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that we made materially misleading statements with respect to our financial results for the first three quarters of fiscal year 2003 in our SEC filings and press releases. The complaints do not specify the amount of damages sought. We have not filed any answers, motions to dismiss or other responsive pleadings in this litigation, and, consistent with the standard rules applicable to purported class actions, we do not intend to do so until some time after a lead plaintiff is formally named, which should occur as a result of a hearing currently scheduled for November 21, 2003. We intend to defend these matters vigorously.

In addition to the matters referred to above, we are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

PART II, ITEM 2. NONE

PART II, ITEM 3. NONE

PART II, ITEM 4. NONE

PART II, ITEM 5. NONE

PART II, ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits — Reference is made to the Exhibit Index.

b)	The Company filed one Current Report on Form 8-K during the quarter ended September 30, 2003. In the Form 8-K filed on August 14, 2003, the Company announced its financial results for fiscal year 2003, including for the fourth quarter of fiscal year 2003, under Item 5, furnished the fourth quarter and fiscal year 2003 earnings release and performance report under Item 12 and disclosed a temporary suspension of trading of Company stock through certain of the Company’s employee benefit plans under Item 11.

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.

DATE: November 14, 2003	By:	/s/ Randolph C. Blazer
Randolph C. Blazer, Chairman of the Board, Chief Executive Officer, and President Duly Authorized Officer and Principal Executive Officer

Principal Financial and Accounting Officer

DATE: November 14, 2003	By:	/s/ Robert S. Falcone
Robert S. Falcone, Executive Vice President and Chief Financial Officer