Form 10-K
period 2003-12-31
BEARINGPOINT INC
filed 2004-04-16
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2003 to December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of such stock on the New York Stock Exchange on June 30, 2003, was $1.8 billion.

The number of shares of common stock of the Registrant outstanding as of April 1, 2004 was 196,399,468.

PART I.

Item 1.	Business

Item 1(a).	General Development of Business.

BearingPoint, Inc. (formerly KPMG Consulting, Inc. and generally referred to below as “we” or the “Company”) was incorporated as a business corporation under the laws of the State of Delaware in 1999. Our principal offices are located at 1676 International Drive, McLean, Virginia 22102-4828. Our main telephone number is 703-747-3000. We previously were a part of KPMG LLP, one of the former “Big 5” accounting and tax firms. In January 2000, KPMG LLP transferred its consulting business to our Company. In February 2001, we completed our initial public offering, and on February 8, 2001, our common stock began to trade on the Nasdaq National Market under the ticker symbol “KCIN.” On October 2, 2002, we changed our name to BearingPoint, Inc. In connection with our name change, we moved to the New York Stock Exchange and began trading on October 3, 2002 under the new ticker symbol “BE.”

During the first quarter of the fiscal year ended June 30, 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), which included employees primarily in Germany, Switzerland and Austria. In addition, we furthered our global strategy by engaging in purchase business acquisitions relating to all or portions of selected Andersen Business Consulting practices in Brazil, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden, Switzerland, and in the United States, and the consulting practice of the KPMG International member firm in Finland. We also strengthened our Latin American business with the acquisition of Ernst & Young’s Brazilian consulting practice. By significantly expanding our global reach, we have improved our ability to serve our international clients, and have diversified our revenue base.

On February 2, 2004, our board of directors approved a change in our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. As a requirement of this change, the results for the six-month period from July 1, 2003 to December 31, 2003 are reported as a separate transition period.

Item 1(b).	Financial Information about Industry Segments.

Information required by Item 1(b) is incorporated herein by reference to Note 21, “Segment Information,” of the Notes to Consolidated Financial Statements included under Item 8 of this Transition Report.

Item 1(c).	Narrative Description of Business.

Overview

We are a large business consulting, systems integration and managed services firm with approximately 15,000 employees at December 31, 2003, serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. We provide business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Our service offerings are designed to help our clients generate revenue, reduce costs and access the information necessary to operate their businesses on a timely basis.

Industry Groups

Our focus on specific industries provides us with the ability to tailor our service offerings to reflect our understanding of the marketplaces in which our clients operate. Through June 30, 2003, we provided consulting services through five industry groups in which we have significant industry-specific knowledge. Effective July 1, 2003, we combined our Consumer and Industrial Markets and High Technology industry groups to form the Consumer, Industrial and Technology industry group. Our industry groups are as follows:

•	Public Services assists public clients in process improvement, enterprise resource planning, managed services and Internet integration service offerings. This group also provides financial and economic advisory services to governments, corporations and financial institutions around the world. Our public services clients include federal government agencies, national, provincial, state and local governments, and private and public higher education institutions. In addition, this group provides services to public service healthcare agencies and private sector payor and provider companies.

•	Communications & Content provides financial, operational and technical services to wireline and wireless communications carriers, public and private utilities, cable system operators and media and entertainment service providers. Our services assist clients with business strategy development, business process flow optimization, technology integration and asset preservation.

•	Financial Services focuses on delivering strategic, operational and technology services, including new, component-based business and technical architectures that leverage existing application systems and e-business strategies and development, delivered through consumer and wholesale lines of business. Our clients in the financial services sector include banking, insurance, securities, real estate, hospitality and professional services institutions.

•	Consumer, Industrial and Technology designs and delivers solutions to assist clients with business challenges such as pressure to reduce costs, industry consolidation, global competition and accelerated time-to-market. To meet these challenges, we support our clients by implementing enterprise systems and business processes, improving supply chain efficiency and visibility, capturing and integrating customer needs in customer management solutions, and implementing alternative business and systems strategies such as managed services. We provide our clients with actionable blueprints and experience in project management. We transfer knowledge to support the current and future business initiatives of our clients. Our Consumer, Industrial and Technology practice offers solutions to the Global 2000 and mid-market clients in these sectors: consumer; resources; and industrial/auto/technology.

International Operations

We have multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (“EMEA”). We utilize this multinational network to provide consistent integrated services to our clients throughout the world.

For the six months ended December 31, 2003, our international operations represented 32.1% of our business (measured in revenue dollars), compared to 29.8%, 8.0% and 5.0% for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

For additional information regarding our international acquisitions, see “Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, “Acquisitions,” of the Notes to Consolidated Financial Statements.

Our Joint Marketing Relationships

As of December 31, 2003, we had approximately 60 joint marketing relationships with key technology providers that support and complement our service offerings. We have created joint marketing relationships to enhance our ability to provide our clients with high value services. Our joint marketing relationships typically entail some combination of commitments regarding joint marketing, sales collaboration, training and service offering development.

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

Competition

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to those we offer. The market in which we operate includes a variety of participants, including specialized e-business consulting firms, systems consulting and implementation firms, former “Big 5” and other large accounting and consulting firms, application software firms providing implementation and modification services, service and consulting groups of computer equipment companies, outsourcing companies, systems integration companies, aerospace and defense contractors and general management consulting firms.

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

Our revenue is derived from Global 2000 companies, medium-sized companies, governmental organizations and other large enterprises. There is an increasing number of professional services firms competing for consulting engagements with these companies. We believe that the principal competitive factors in the consulting industry in which we operate include scope of services, service delivery approach, technical and industry expertise, perception of value added, objectivity of advice given, focus on achieving results, availability of appropriate resources and global reach.

Our ability to compete also depends in part on several factors beyond our control, including the ability of our competitors to hire, retain and motivate skilled professionals, the price at which others offer comparable services and our competitors’ responsiveness. There is a significant risk that this increased competition will adversely affect our financial results in the future.

Intellectual Property

Our success has resulted in part from our methodologies and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements, trade secret, copyright and trademark laws to protect our proprietary rights and rights of third parties from whom we license intellectual property. We also enter into confidentiality and intellectual property agreements with our employees that limit the distribution of proprietary information. We currently have only a limited ability to protect our important intellectual property rights. We have only three issued patents in the United States to protect our products or methods of doing business.

Seasonality

Typically, client service hours, which translate into chargeable hours and directly affect revenue, are reduced during the second half of the calendar year (i.e., July 1 through December 31) due to the larger number of holidays and vacation time taken by our employees and our clients.

Customer Dependence

During the six months ended December 31, 2003 and the fiscal years ended June 30, 2003, 2002 and 2001, our revenue from the United States federal government was $424.7 million, $719.0 million, $606.1 million and

$482.1 million, respectively, representing 27.3%, 22.9%, 25.6% and 16.9% of our total revenue. A loss of all of our contracts with the United States federal government would have a material adverse effect on our business. While most of our government agency clients have the ability to unilaterally terminate their contracts, our relationships are generally not with political appointees, and we have not historically experienced a loss of federal government business with a change of administration. For more information regarding risks associated with U.S. government contracts, see Exhibit 99.1, “Factors Affecting Future Financial Results,” to this Form 10-K.

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

Employees

Our future growth and success largely depends upon our ability to attract, retain and motivate qualified employees, particularly professionals with the advanced information technology skills necessary to perform the services we offer. Our professionals possess significant industry experience, understand the latest technology, and build productive business relationships. We are committed to the long-term development of our employees, and will continue to dedicate significant resources to our hiring, training and career advancement programs. We strive to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance review system and a competitive compensation philosophy that rewards individual performance and teamwork.

As of December 31, 2003, we had approximately 15,000 full-time employees, including approximately 13,000 professional consultants.

Item 1(d).	Financial Information About Geographic Areas.

Information required by Item 1(d) is incorporated herein by reference to Note 21, “Segment Information,” of the Notes to Consolidated Financial Statements included under Item 8 of this Transition Report. For a discussion of risks associated with our international operations, see Exhibit 99.1, “Factors Affecting Future Financial Results,” to this Form 10-K.

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

Our corporate headquarters is located in McLean, Virginia. This facility has approximately 229,000 square feet of office space. As of December 31, 2003, we leased approximately 1.6 million square feet of office space in approximately 85 locations throughout the United States. Some of the spaces we occupy are used for specific client contracts or development activities while administrative personnel and professional service personnel use other spaces. In addition, as of December 31, 2003, we had approximately 73 locations in Latin America, Canada, the Asia Pacific region and EMEA with approximately 1.2 million additional square feet of office space. All office space referred to above is leased under operating leases that expire over the next 10 years. Portions of office space are sublet under operating lease agreements, which expire during the next 10 years. We believe that our facilities are adequate to meet our needs for at least the next 12 months.

On August 14, 2003, we announced our plan to reduce our global office space usage in order to eliminate excess capacity and to align global office space usage with the current workforce and needs of the business. During the six months ended December 31, 2003, we recorded approximately $61.7 million in restructuring charges related to lease, facilities and other costs associated with exiting facilities. For additional information regarding the lease and facilities charges see Note 20, “Reduction in Workforce and Other Charges,” of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

Since August 14, 2003, various separate complaints purporting to be class actions were filed in the United States District Court for the Eastern District of Virginia alleging that we and certain of our officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that we made materially misleading statements with respect to our financial results for the first three quarters of fiscal year 2003 in our SEC filings and press releases. Plaintiffs’ Amended Consolidated Complaint was filed on December 31, 2003. Defendants’ Motion to Dismiss was filed on February 10, 2004. On March 31, 2004, the parties filed a stipulation requesting that the Court approve a settlement of this matter for $1.7 million, all of which is to be paid by our insurer. On April 2, 2004, the Court considered and gave preliminary approval to the proposed settlement agreement. We anticipate that notice of the settlement agreement will be sent to the purported class of shareholders in early May 2004.

In addition to the matters referred to above, we are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. Additional information regarding legal proceedings of the Company is incorporated by reference herein from Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included under Item 8 of this Transition Report.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held on November 4, 2003.

(b)	Randolph C. Blazer, Roderick C. McGeary and Alice M. Rivlin were nominated and elected as directors of the Company. Directors whose term of office continued after the meeting include Douglas C. Allred, Afshin Mohebbi, Wolfgang Kemna, Albert L. Lord and J. Terry Strange.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors

Director	Votes Received	Votes Withheld
Randolph C. Blazer	163,996,135	10,531,472
Roderick C. McGeary	117,703,827	56,823,780
Alice M. Rivlin	168,006,550	6,521,057

PART II.

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

Prior to October 3, 2002, our common stock was listed on the Nasdaq National Market under the ticker symbol “KCIN.” On October 2, 2002, we changed our name to BearingPoint, Inc. and ceased trading on the Nasdaq National Market. On October 3, 2002, we moved to the New York Stock Exchange and began trading under the new ticker symbol “BE.” For information regarding high and low quarterly sales prices of our common stock, see the “Quarterly Summarized Financial Information” table included under Item 7 of this Transition Report.

Holders

At April 1, 2004, we had approximately 1,248 stockholders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, to finance the expansion of our business and for general corporate purposes. Our existing credit facilities contain financial covenants and restrictions, some of which directly or indirectly may limit our ability to pay dividends. Our future dividend policy will also depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Item 6.	Selected Financial Data

The selected financial data as of December 31, 2003 and June 30, 2003 and for the six months ended December 31, 2003 and the year ended June 30, 2003 is derived from the consolidated financial statements, which are included elsewhere in this Transition Report on Form 10-K, audited by PricewaterhouseCoopers LLP, independent auditors. The selected financial data as of June 30, 2002 and for the years ended June 30, 2002 and 2001 are derived from the consolidated financial statements, which are included elsewhere in this Transition Report on Form 10-K, audited by Grant Thornton, LLP, independent auditors. The selected financial data as of June 30, 2001, 2000 and 1999 and for the five months ended June 30, 2000, the seven months ended January 31, 2000 and the year ended June 30, 1999 are derived from the audited historical financial statements and related notes, audited by Grant Thornton, LLP, which are not included in this Transition Report on Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation. During the six months ended December 31, 2003, we recorded a goodwill impairment charge of $127.3 million related to our EMEA operating segment. During fiscal year 2003, we significantly expanded our international presence through a series of acquisitions. For additional information regarding the goodwill impairment charge and international acquisitions, see Note 5, “Goodwill and Other Intangible Assets,” and Note 6, “Acquisitions,” of the Notes to Consolidated Financial Statements, respectively. Selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included herein.

Statements of Operations

	Consolidated					Combined(1)

	Six Months Ended December 31, 2003	Year Ended			Five Months Ended June 30, 2000	Seven Months Ended January 31, 2000	Year Ended June 30, 1999
		June 30, 2003	June 30, 2002	June 30, 2001
	(in thousands, except per share amounts)					(in thousands)

Revenue	$1,554,431	$3,139,277	$2,367,627	$2,855,824	$1,105,166	$1,264,818	$1,981,536

Costs of service:
Costs of service	1,239,721	2,406,414	1,742,861	2,133,250	817,800	897,173	1,381,518
Lease and facilities charge	61,686	17,592	—	—	—	—	—
Impairment charges	—	—	23,914	7,827	8,000	—	—

Total costs of service	1,301,407	2,424,006	1,766,775	2,141,077	825,800	897,173	1,381,518
Gross profit	253,024	715,271	600,852	714,747	279,366	367,645	600,018
Amortization of purchased intangible assets	10,651	44,702	3,014	—	—	—	—
Amortization of goodwill	—	—	—	18,176	5,210	4,398	4,321
Goodwill impairment charge	127,326	—	—	—	—	—	—
Selling, general and administrative expenses	273,775	556,097	464,806	475,090	201,720	231,270	341,424
Special payment to managing directors(2)	—	—	—	—	34,520	—	—

Operating income (loss)	(158,728)	114,472	133,032	221,481	37,916	131,977	254,273
Interest / Other income (expense), net	(4,208)	(15,406)	1,554	(15,481)	(10,567)	(27,311)	(25,268)
Gain on sale of assets	—	—	—	6,867	—	—	—
Equity in losses of affiliate and loss on redemption of equity interest in affiliate	—	—	—	(76,019)	(15,812)	(14,374)	(622)

Income before partner distributions and benefits(1)						$90,292	$228,383
Income (loss) before taxes	(162,936)	99,066	134,586	136,848	11,537
Income tax expense	2,831	57,759	81,524	101,897	29,339

Income (loss) before cumulative effect of change in accounting principle	(165,767)	41,307	53,062	34,951	(17,802)
Cumulative effect of change in accounting principle, net of tax	—	—	(79,960)	—	—

Net income (loss)	(165,767)	41,307	(26,898)	34,951	(17,802)
Dividend on Series A Preferred Stock	—	—	—	(31,672)	(25,992)
Preferred stock conversion discount	—	—	—	(131,250)	—

Net income (loss) applicable to common stockholders	$(165,767)	$41,307	$(26,898)	$(127,971)	$(43,794)

Earnings (loss) per share—basic and diluted:
Income (loss) before cumulative effect of change in accounting principle applicable to common stockholders	$(0.86)	$0.22	$0.34	$(1.19)	$(0.58)
Cumulative effect of change in accounting principle	—	—	(0.51)	—	—

Net income (loss) applicable to common stockholders	$(0.86)	$0.22	$(0.17)	$(1.19)	$(0.58)

	Consolidated					Combined

	December 31, 2003	June 30, 2003	June 30, 2002	June 30, 2001	June 30, 2000	June 30, 1999
			(in thousands)
Balance Sheet Data
Total assets	$2,129,447	$2,066,404	$914,170	$1,047,048	$972,488	$492,191
Long-term liabilities	368,393	346,284	12,286	13,468	76,602	22,860
Series A Mandatorily Redeemable Convertible Preferred Stock	—	—	—	—	1,050,000	—

(1)	As a partnership, all of KPMG LLP’s earnings were allocable to its partners. Accordingly, distributions and benefits to partners have not been reflected as an expense in our historical partnership basis financial statements through January 31, 2000. As a corporation, effective February 1, 2000, payments for services rendered by our Managing Directors are included as professional compensation. Likewise, as a corporation, we are subject to corporate income taxes effective February 1, 2000.
(2)	For the period from January 31, 2000 through June 30, 2000, the profits of KPMG LLP and our Company were allocated among the partners of KPMG LLP and our Managing Directors as if the entities had been combined through June 30, 2000. Under this agreement, our Managing Directors received a special payment of $34.5 million by our Company for the five-month period ended June 30, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K. This Transition Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See the “Disclosure Regarding Forward-Looking Statements.” All references to “years,” unless otherwise noted, refer to our twelve-month fiscal year, which prior to July 1, 2003, ended on June 30. For example, a reference to “2003” or “fiscal year 2003” means the twelve-month period that ended on June 30, 2003.

Overview

We are a large business consulting, systems integration and managed services firm, serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. We provide business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Our service offerings are designed to help our clients generate revenue, reduce costs and access the information necessary to operate their business on a timely basis.

We provide consulting services through industry groups in which we have significant industry-specific knowledge. Our focus on specific industries provides us with the ability to tailor our service offerings to reflect our understanding of the marketplaces in which our clients operate. We have multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (“EMEA”). We utilize this multinational network to provide consistent integrated services to our clients throughout the world.

On February 2, 2004, our board of directors approved a change in our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. As a requirement of this change, the results for the six-month period from July 1, 2003 to December 31, 2003 are reported as a separate transition period.

Several external factors directly influence our ability to generate business. The economic conditions in the industries and regions we serve are a significant factor affecting the results of our operations. The pace of technological change and the type and level of technology spending by our clients also drive our business. Changes in business requirements and practices of our clients have a significant impact on the demand for the technology consulting and systems integration services we provide.

We derive substantially all of our revenue from professional services activities. Our revenue is driven by our ability to continuously generate new opportunities, by the prices we obtain for our service offerings, and by the size and chargeability, or utilization, of our professional workforce. Our revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software, and costs of subcontractors (collectively referred to as “other direct contract expenses”).

Our revenue for the six months ended December 31, 2003 was $1,554.4 million. This represents an increase in revenue of $14.2 million, or 0.9%, from revenue generated during the six months ended December 31, 2002 of $1,540.3 million. When compared to the six months ended December 31, 2002, revenue for our international regions increased $69.6 million, while revenue for our North America region declined $57.8 million. Revenue for our international regions increased predominantly due to the effect of currency exchange-rate fluctuations on reported revenue and the positive impact of international acquisitions made during the first quarter of fiscal year 2003, while revenue for our North America region declined primarily due to slower economic conditions, pricing pressures and competition for new engagements.

As a multinational company, our international operations, whose functional currency is the local currency, may be significantly affected by currency exchange-rate fluctuations. The strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a currency translation that has increased our reported U.S. dollar revenue and expense items during the six months ended December 31, 2003. In constant currency terms, our consolidated revenue for the six months ended December 31, 2003 has decreased $44.4 million, or 2.9%, when compared to the six months ended December 31, 2002. As mentioned above, this decrease was predominantly due to a decline in revenue for our North America region, partially offset by the positive impact of acquisitions made during the first quarter of fiscal year 2003. The impact of currency exchange-rate fluctuations on our income before taxes was less than 1.0% for the six months ended December 31, 2003. A weakening of foreign currencies against the U.S. dollar could reduce reported revenue and expense items during future periods.

Commencing with our first acquisition of an international practice (Mexico) in December 1999, we have been executing a strategy to develop a global business platform primarily through acquisitions (all of the transactions referred to below are accounted for as purchase business acquisitions, and will therefore be referred to in this Form 10-K as “acquisitions”). During fiscal year 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), which included approximately 3,000 employees primarily in Germany, Switzerland and Austria. We furthered our global strategy, enabling us to better serve our multinational clients, by acquiring all, or portions of selected Andersen Business Consulting practices in Brazil, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden, Switzerland and in the United States, and the consulting practice of the KPMG International member firm in Finland. In addition, we strengthened our Latin American business with the acquisition of Ernst & Young’s Brazilian consulting practice. Through December 31, 2003, we have completed 31 acquisitions. For the six months ended December 31, 2003, international operations outside North America represented 32.1% of our business (measured in revenue dollars), compared to 29.8%, 8.0% and 5.0% for the years ended June 30, 2003, 2002 and 2001, respectively.

During the six-month period ended December 31, 2003, we determined that a triggering event had occurred in our EMEA reporting unit, causing us to perform a goodwill impairment test. The triggering event resulted from adverse changes in the business climate affecting our European operations, which caused our operating profit and cash flows for the EMEA reporting unit to be lower than expected for the six months ended December 31, 2003. In response to this challenging economic environment in Europe, we revised our EMEA growth expectations and anticipated operational efficiencies for the next five years. As a result of the impairment test, we recorded a goodwill impairment charge of $127.3 million ($0.66 per share) since the carrying amount of our EMEA reporting unit was greater than the estimated fair value of the reporting unit (as determined using the expected present value of future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. Although we lowered growth expectations for the European region, we continue to forecast future growth and overall profitability throughout EMEA. We also determined that there were no triggering events within our other reporting units that would have required further valuation analysis of goodwill.

The sustained economic downturn during calendar year 2003 has continued to negatively affect the operations of some of our clients and, in turn, impact their information technology (IT) spending. During this time, competition for new engagements has remained strong. Despite the cautious IT spending and competition for new engagements, our bookings remained solid during the six months ended December 31, 2003, with a positive book-to-bill ratio in six out of seven of our business units. The focus of our dedicated sales force and strong relationships with key accounts has enabled us to maintain strong bookings.

We continue to experience pricing pressures as competition for new engagements remains strong and as movements toward the use of lower-cost service delivery personnel continue to grow within our industry. Despite pricing pressures, we improved or substantially maintained our billing rates across all regions. Billing rates for our North American operations remained steady for the six months ended December 31, 2003, declining 1.2% when compared to the six months ended December 31, 2002. Billing rates for our EMEA and Asia Pacific operations improved 10.3% and 15.1%, respectively, during the six months ended December 31, 2003 when compared to the same period during the prior year, while billing rates for our Latin America operations remained steady. Our global presence and experienced, highly skilled workforce have enabled us to successfully differentiate our value and capabilities from those of our competitors, in effect, lessening the impact of current market pricing pressures. We anticipate continued pricing pressures going forward; however, we are working to maintain our margins by complementing our solutions offerings with greater offshore capabilities.

On February 11, 2004, we announced the opening of our India Global Development Center (“GDC”). Our new India GDC, along with our existing China GDC, deliver high quality, low cost software development and IT services to our global clients as part of our Global Technology Services (“GTS”). Our GDCs utilize lower-cost, highly skilled, offshore development staff to develop, support, and maintain our clients’ software applications. As our GTS capabilities continue to grow, we can rely less on the use of subcontractors to complete engagements, which should result in improvement in our overall profit margin.

We also have responded to the overall challenging business conditions by focusing on a variety of revenue growth and cost control initiatives, including continued evaluation of the size of our workforce and our required office space in relation to overall client demand for services, eliminating excess capacity and aggressively reducing discretionary costs to lower the cost of operations and maintain profit margins.

Gross profit for the six months ended December 31, 2003 was $253.0 million compared with $368.3 million for the six months ended December 31, 2002. Gross profit as a percentage of revenue decreased to 16.3% during the current period compared to 23.9% during the six months ended December 31, 2002. The decline in gross profit as a percentage of revenue is due in part to a $13.6 million charge related to a reduction in workforce recorded during the current period and the $61.7 million charge for lease, facilities and other exit costs recorded during the period related to our previously announced reduction in office space.

The reduction in workforce charge recorded during the current period was the result of our effort to align our workforce with market demand for services. As of December 31, 2003, we have approximately 15,000 employees, including approximately 13,000 client service personnel. Our ability to maintain the chargeability, or utilization, of our client service personnel directly impacts our revenue. Utilization represents the percentage of time spent by our client service personnel on billable work. Our utilization during the six months ended December 31, 2003 improved across all regions when compared to utilization during the six months ended December 31, 2002. Utilization within our North America, EMEA, Asia Pacific and Latin America regions increased 7.3%, 5.6%, 11.1% and 1.3%, respectively, when compared to the six months ended December 31, 2002. This increase is primarily the result of aligning our workforce with market demand for services and successfully integrating our personnel acquired through acquisitions made during the first quarter of fiscal year 2003. We have successfully achieved savings in professional compensation expense as a result of our workforce reduction actions. Overall, we believe that our workforce is in line with market demand for services and the needs of the business; however, as economic conditions begin to rebound in certain markets, we will continue to hire qualified employees with the advanced information technology skills necessary to perform the services we offer.

During the current period we recorded a $61.7 million charge for lease, facilities, and other exit costs in order to reduce our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. We expect to incur additional lease and facilities charges of approximately $8 million to $10 million during the first half of calendar year 2004. Our office space reduction efforts are expected to result in a reduction of our calendar year 2004 occupancy costs of approximately $20 million.

For the six months ended December 31, 2003, we recorded a loss before taxes of $162.9 million and provided for income taxes of $2.8 million, resulting in a negative effective tax rate of 1.7%. Our effective tax rate continues to be negatively affected by unusable losses in our foreign operations. Additionally, due to a history of losses and restrictions under tax laws, generally no tax benefit can be recognized in connection with the $127.3 million current period goodwill impairment charge. Our profitable operations continue to be concentrated in relatively high tax rate jurisdictions, which results in tax expense being generated on our overall consolidated loss for the period.

Segments

Through fiscal year 2002, we conducted operations within five reportable segments. Our reportable segments were representative of the five major industry groups in which we have industry-specific knowledge, including Public Services, Communications & Content, Financial Services, Consumer and Industrial Markets and High Technology. Upon completion of a series of international acquisitions during the first quarter of fiscal year 2003, we established three international operating segments (EMEA and the Asia Pacific and Latin America regions). Effective July 1, 2003, we combined our Consumer and Industrial Markets and High Technology industry groups to form the Consumer, Industrial and Technology industry group. For the six months ended December 31, 2003, we have seven reportable segments in addition to the Corporate/Other category (which consists primarily of infrastructure costs). Our chief operating decision maker, the Chairman and Chief Executive Officer, evaluates performance and allocates resources based upon the segments. Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated based on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 21, “Segment Information,” of the Notes to Consolidated Financial Statements. Prior year segment information has been reclassified to reflect current year presentation.

Significant Components of Our Statements of Operations

Revenue. We derive substantially all of our revenue from professional service activities. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue represents revenue for services performed that have not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. We recognize revenue when it is realized or realizable and earned. We consider revenue to be realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, fees are fixed or determinable, and collection of revenue is reasonably assured. We generally enter into long-term, fixed-price, time-and-materials and cost-plus contracts to design, develop or modify multifaceted, client specific information technology systems. We generally recognize the majority of our revenue on a time-and-materials or percentage-of-completion basis as services are provided (See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements).

We enter into contracts with our clients that contain varying terms and conditions. These contracts generally provide that they can be terminated without significant advance notice or penalty. Generally, in the event that a client terminates a project, the client remains obligated to pay for services performed and expenses incurred by us through the date of termination.

Costs of Service. Our costs of service generally include professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving our client base. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including costs associated with reductions in workforce). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Additionally, our costs of service include restructuring or impairment charges related to assets used in revenue-generating activities, such as costs incurred associated with our office space reduction effort.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets represents the amortization expense on identifiable intangible assets related to customer and market-related intangible assets, which resulted from the various acquisitions of businesses.

Goodwill Impairment Charge. Goodwill impairment charges represent the amount by which the carrying value of our goodwill exceeded the implied fair value of our goodwill as measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements).

Selling, General and Administrative Expenses. Selling, general and administrative expenses include costs related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force, and other expenses related to managing and growing our business. During fiscal year 2003, selling, general and administrative expenses also included costs associated with our rebranding effort.

Interest Income (Expense), Net. Interest expense reflects interest incurred on our borrowings, including interest incurred on private placement senior notes, borrowings under revolving lines of credit and borrowings under foreign currency denominated term loans. Interest income represents interest earned on short-term investments of available cash and cash equivalents.

Income Tax Expense. Our effective tax rate is significantly impacted by our level of pre-tax earnings and non-deductible expenses. Accordingly, if our pre-tax earnings grow and non-deductible expenses grow at a slower rate or decrease, our effective tax rate will decrease. Due to our high level of non-deductible travel-related expenses and unusable foreign tax losses and credits, our effective tax rate exceeds statutory rates.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management’s estimates and assumptions are derived and continually evaluated based on available information, reasonable judgment and the Company’s experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Accounting policies and estimates that management believes are most critical to the Company’s financial condition and operating results pertain to revenue recognition (including estimates of costs to complete engagements); valuation of accounts receivable; valuation of goodwill; and effective income tax rates. See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements for descriptions of these and other significant accounting policies.

Revenue Recognition. We earn revenue from a range of consulting services, including, but not limited to, business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to the clients as of the balance sheet date. Management anticipates that the collection of these amounts will occur within one year of the balance sheet date, with the exception of approximately $19.1 million related to various long-term contracts with certain government agencies. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

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

We also enter into fixed-price and time-and-materials contracts to provide general business consulting services, including, but not limited to, systems selection or assessment, feasibility studies, and business valuation and corporate strategy services. Such arrangements are accounted for in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue from such arrangements is recognized when; i) there is persuasive evidence of an arrangement; ii) the fee is fixed or determinable; iii) services have been rendered and payment has been contractually earned, and; iv) collectibility of the related receivable or unbilled revenue is reasonably assured.

Additionally, we enter into arrangements in which we manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Revenue from these types of arrangements is typically recognized on a ratable basis as earned over the term of the service period.

We periodically perform reviews of estimated revenue and costs on all of our contracts at an individual engagement level to assess whether they are consistent with initial assumptions. Any changes to estimates are recognized on a cumulative catch-up basis in the period in which the change is identified. Losses on contracts are recognized when identified.

Software: We enter into a limited number of software licensing arrangements. We recognize software license fee revenue in accordance with the provisions of SOP 97-2, “Software Revenue Recognition” and its related interpretations. Our software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, and consulting and training services. The aggregate arrangement fee is allocated to each of the undelivered elements based upon vendor-specific evidence of fair value (“VSOE”), with the residual of the arrangement fee allocated to the delivered elements. VSOE for each individual element is determined based upon prices charged to customers when these elements are sold separately. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met; i) persuasive evidence of an arrangement exists; ii) delivery of the product has occurred; iii) the license fee is fixed or determinable, and; iv) collectibility of the related receivable is probable. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the term of the support period. Fees allocated to other services are recognized as revenue as the services are performed. Revenue from monthly license charge or hosting arrangements is recognized on a subscription basis over the period in which the client uses the product.

Multiple-Element Arrangements for Service Offerings: In certain arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Such arrangements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting, and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

Valuation of Accounts Receivable. Periodically, we review accounts receivable to reassess our estimates of collectibility. We provide valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, we provide valuation reserves for estimates of aged receivables that may be written off based upon historical experience. These valuation reserves are periodically reevaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause our valuation reserves to increase include changes in our clients’ liquidity and credit quality, other factors negatively impacting our clients’ ability to pay their obligations as they come due, and the quality of our collection efforts.

Valuation of Goodwill. Effective July 1, 2001, the Company early-adopted the new accounting principle related to goodwill, SFAS No. 142. As a consequence, we recognized a transitional impairment loss of $80.0 million, net of tax, ($0.51 per share) as the cumulative effect of a change in accounting principle. This transitional impairment loss resulted from the change in method of measuring impairments.

Upon adoption of SFAS No. 142, goodwill is no longer amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. Our reporting units are our North American industry groups and our international geographic regions. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test as of April 1 of each year. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the reporting unit’s goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss is required for the amount by which the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The implied fair value of the reporting unit’s goodwill would then become the new cost basis of the unit’s goodwill.

Effective Income Tax Rates. Determining effective income tax rates is highly dependent upon management estimates and judgments, particularly at each interim reporting date. Circumstances that could cause our estimates of effective income tax rates to change include restrictions on the use of the Company’s foreign subsidiary losses to reduce the Company’s tax burden; actual and projected pre-tax income; changes in law; and audits by taxing authorities.

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

On February 2, 2004, we changed our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. As a requirement of this change, the results for the six-month period from July 1, 2003 to December 31, 2003 are reported as a separate transition period within the consolidated financial statements. Accordingly, management’s discussion and analysis of financial condition and results of operations will: (i) compare the audited results of operations for the six months ended December 31, 2003 to the unaudited results of operations for the six months ended December 31, 2002; (ii) compare the results of operations for the fiscal year ended June 30, 2003 to the results of operations for the fiscal year ended June 30, 2002; (iii) compare the results of operations for the fiscal year ended June 30, 2002 to the results of operations for the fiscal year ended June 30, 2001; and (iv) discuss the Company’s liquidity and capital resources as of December 31, 2003.

Results of Operations

The following table presents certain financial information for the six months ended December 31, 2003 and 2002, respectively.

	Six Months Ended December 31,
	2003	2002
		(unaudited)
Revenue	$1,554,431	$1,540,272

Costs of service:
Professional compensation	689,770	689,009
Other direct contract expenses	420,444	341,663
Lease and facilities charge	61,686	2,265
Other costs of service	129,507	139,001

Total costs of service	1,301,407	1,171,938

Gross profit	253,024	368,334
Amortization of purchased intangible assets	10,651	19,334
Goodwill impairment charge	127,326	—
Selling, general and administrative expenses	273,775	283,581

Operating income (loss)	(158,728)	65,419
Interest/Other income (expense), net	(4,208)	(4,615)

Income (loss) before taxes	(162,936)	60,804
Income tax expense	2,831	33,944

Net income (loss)	$(165,767)	$26,860

Earnings (loss) per share—basic and diluted	$(0.86)	$0.15

Weighted average shares—basic	193,596,759	180,278,748

Weighted average shares—diluted	193,596,759	180,408,595

The following tables present certain financial information and performance metrics for each of the Company’s reportable segments.

	Six Months Ended December 31, 2003	Year Ended June 30,
		2003	2002	2001
		(in thousands)
Revenue:
Public Services	$575,025	$1,094,754	$966,422	$871,597
Communications & Content	140,460	350,694	473,269	551,089
Financial Services	120,664	236,773	229,993	463,930
Consumer, Industrial and Technology	215,592	523,943	505,895	826,881
EMEA	289,295	567,581	16,089	18,311
Asia Pacific	163,287	293,214	128,145	60,620
Latin America	47,068	73,743	44,054	62,800
Corporate/Other	3,040	(1,425)	3,760	596

	$1,554,431	$3,139,277	$2,367,627	$2,855,824

Revenue %:
Public Services	37%	35%	41%	31%
Communications & Content	9%	11%	20%	19%
Financial Services	8%	8%	10%	16%
Consumer, Industrial and Technology	14%	17%	21%	29%
EMEA	19%	18%	1%	1%
Asia Pacific	10%	9%	5%	2%
Latin America	3%	2%	2%	2%
Corporate/Other	n/m	n/m	n/m	n/m

	100%	100%	100%	100%

Gross Profit:
Public Services	$177,650	$350,237	$342,198	$277,145
Communications & Content	35,710	112,892	141,592	161,686
Financial Services	35,018	69,262	46,771	91,819
Consumer, Industrial and Technology	49,749	142,171	152,239	263,671
EMEA	34,960	108,963	1,917	680
Asia Pacific	37,397	49,004	11,151	8,069
Latin America	9,246	23,465	3,212	(8,089)
Corporate/Other(1)	(126,706)	(140,723)	(98,228)	(80,234)

	$253,024	$715,271	$600,852	$714,747

Gross Profit %:
Public Services	31%	32%	35%	32%
Communications & Content	25%	32%	30%	29%
Financial Services	29%	29%	20%	20%
Consumer, Industrial and Technology	23%	27%	30%	32%
EMEA	12%	19%	12%	4%
Asia Pacific	23%	17%	9%	13%
Latin America	20%	32%	7%	(13%)
Corporate/Other(1)	n/m	n/m	n/m	n/m

	16%	23%	25%	25%

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

n/m=not meaningful

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Revenue. Revenue increased $14.2 million, or less than 1.0%, from $1,540.3 million during the six months ended December 31, 2002, to $1,554.4 million during the six months ended December 31, 2003. The increase in revenue was primarily attributable to an increase in revenue within our international operating segments totaling $69.6 million, offset by a decline in North America revenue of $57.8 million. Revenue from our international operations for the six months ended December 31, 2003 was $499.7 million, an increase of 16.2% when compared to the same period in the prior year. Our international operations experienced a 6.4% increase in engagement hours as well as a 9.2% increase in average billing rates. Our North America revenue for the six months ended December 31, 2003 of $1,051.7 million declined 5.2% when compared to the same period in the prior year. The decline in our North America revenue was primarily the result of a slow economy and cautious IT spending. In North America, we experienced a 4.0% decrease in engagement hours as well as 1.2% decrease in our average billing rates.

Although our revenue for the six months ended December 31, 2003 remained relatively flat when compared to the six months ended December 31, 2002, we are beginning to see many positive economic indicators in the U.S. and internationally, however, growth in IT spending remains isolated to certain specific markets and regions. Despite the cautious IT spending, our bookings have remained solid, with a positive book-to-bill ratio in six out of our seven business units during the six months ended December 31, 2003. Our workforce is experiencing healthy utilization, with a growing need to hire additional employees with advanced skill sets in rebounding markets. As revenues increase, our goal is to first increase utilization and then to increase headcount. Although billing rates have generally held steady for the Company as a whole, we continue to face rate pressures due to client return-on-investment demands and competitor pricing. We anticipate rate pressures to continue going forward; therefore we remain focused on differentiating our values and capabilities from those of our competitors, and look to complement our solutions offerings with greater offshore capabilities in order to maintain profit margins.

Public Services, the Company’s largest business unit, generated revenue during the six months ended December 31, 2003 of $575.0 million, representing an increase of $40.1 million, or 7.5%, over the six months ended December 31, 2002. This increase was predominantly the result of growth in the Federal business sector, driven by success on international engagements. Revenue for our State, Local & Education (SLED) business sector decreased due to the impact of state budget and spending constraints. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates of 2.6% and 4.7%, respectively, despite both client-driven and competitor-driven pricing pressures. Our Public Services business unit maintained a strong win rate during the six months ended December 31, 2003, as we were awarded 9 out of 10 large North American projects that we competed for during the period.

The Communications & Content business unit generated revenue of $140.5 million during the six months ended December 31, 2003, representing a decline of $46.6 million, or 24.9%, from the six months ended December 31, 2002. This decline was primarily the result of our completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail the Company’s involvement in non-compliance related projects. Due to the exhaustive nature and extent of the compliance testing, we do not expect these clients to engage our Company for many of their future projects, as such, engagement hours have declined 17.0%. In addition, pricing pressures within the communications industry have resulted in a 9.5% decrease in billing rates. Although the Communications & Content pipeline is growing, we do not expect to see growth in this business unit late in calendar year 2004.

Our Financial Services business unit generated revenue during the six months ended December 31, 2003 of $120.7 million, representing growth of $3.9 million, or 3.3% over the six months ended December 31, 2002. The increase in revenue was principally due to a 2.9% increase in engagement hours and an increase in reimbursable out-of-pocket engagement costs. The Financial Services business unit experienced significant growth in the Banking & Insurance sector, which was partially offset by a decline in the Global Markets sector. Billing rates for the six months ended December 31, 2003 remained consistent with the same period during the prior year, despite pricing pressure from both our clients and competition in the Banking & Insurance and Global Markets sectors. We anticipate continued pricing pressure for the first half of calendar year 2004, however we expect to see improvement in both sectors, including steady revenue growth, as we position ourselves to benefit from our highly skilled and technically advanced workforce.

The Consumer, Industrial and Technology business unit generated revenue during the six months ended December 31, 2003 of $215.6 million, representing a decline of $55.3 million, or 20.4%, over the six months ended December 31, 2002. The decline was primarily the result of challenging economic conditions, which have led to a decrease in technology spending. Revenue was significantly impacted by the cancellation of two of our larger accounts. When compared to the same period in the prior year, engagement hours decreased 17.5% and billing rates decreased 3.5% during the six months ended December 31, 2003. Our pipeline remains stable and we expect revenue, bill rates and utilization to remain flat for the first half of calendar year 2004.

The EMEA business unit generated revenue of $289.3 million during the six months ended December 31, 2003, representing growth of $18.0 million, or 6.7%, over the six months ended December 31, 2002. The growth in our reported EMEA revenue resulted from a strengthening of foreign currencies (primarily the Euro) against the U.S. dollar during the six months ended December 31, 2003. In constant currency terms, revenue for our EMEA business unit for the six months ended December 31, 2003 declined by approximately 8% when compared to the six months ended December 31, 2002. This decline is the result of a decrease in engagement hours caused by the adverse changes in the business climate within certain of our EMEA operations. In response to this trend, we completed a reduction in workforce during the six months ended December 31, 2003, resulting in an increase in our utilization of approximately 5.6% for the six months ended December 31, 2003 when compared to the six months ended December 31, 2002.

The Asia Pacific business unit generated revenue of $163.3 million during the six months ended December 31, 2003 representing growth of $35.8 million, or 28.1%, over the six months ended December 31, 2002. This revenue growth was primarily driven by an 11.1% increase in utilization and an 11.3% increase in engagement hours as well as the strengthening of foreign currencies against the U.S. dollar. The increases in utilization and engagement hours were a result of strong bookings in Japan and the continued integration of acquisitions made during the six months ended December 31, 2002 throughout the region. We experienced improvement in our performance within Greater China, and continue to focus on the emerging economies of Southeast Asia such as Thailand, Malaysia and Singapore. Revenue for Korea, Australia and New Zealand for the six months ended December 31, 2003 remained consistent with revenue for the six months ended December 31, 2002 due to difficult market conditions within these countries, which negatively impacted IT spending.

Our Latin America business unit generated revenue of $47.1 million during the six months ended December 31, 2003, representing growth of $15.7 million, or 50.1%, over the six months ended December 31, 2002. The increase in revenue is primarily due to the positive impact of the acquisitions made during the first quarter of fiscal year 2003, as well as increased volume within Mexico and Brazil. This increase is reflected in a 50.7% growth in engagement hours, while our utilization improved 1.3% and our billing rate per hour in the region remained steady despite increased pricing pressure within this market.

Gross Profit. Gross profit as a percentage of revenue declined to 16.3% for the six months ended December 31, 2003, compared to 23.9% for the six months ended December 31, 2002. This decline is mainly attributable to an increase in other direct contract expenses and the impact of the $61.7 million lease and facilities charge related to office space reductions and the $13.6 million reduction in workforce charge recorded during the six months ended December 31, 2003. In dollar terms, gross profit decreased by $115.3 million, or 31.3%, from

$368.3 million for the six months ended December 31, 2002, to $253.0 million for the six months ended December 31, 2003. The decrease in gross profit was due to the increase in revenue of $13.3 million described above, offset by the following:

•	A net increase in professional compensation of $0.8 million, or less than 1.0%, from $689.0 million for the six months ended December 31, 2002, to $689.8 million for the six months ended December 31, 2003. Professional compensation expense for the six months ended December 31, 2003 includes a $13.6 million charge related to a reduction in workforce recorded during the period. The impact of this charge was significantly offset by savings achieved through our workforce reduction actions in response to the challenging economy.

•	A net increase in other direct contract expenses of $78.8 million, or 23.1%, from $341.7 million, or 22.2% of revenue, for the six months ended December 31, 2002, to $420.4 million, or 27.0% of revenue, for the six months ended December 31, 2003. The $78.8 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors and higher levels of materials procurement, particularly in both the Public Services and EMEA business units. The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. We are focused on limiting the use of subcontractors whenever possible, working to increase our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to balance our skill base with the market demand for our services.

•	A net decrease in other costs of service of $9.5 million, or 6.8%, from $139.0 million for the six months ended December 31, 2002, to $129.5 million for the six months ended December 31, 2003. The decline in other costs of service is primarily attributable to savings achieved as a result of our office space reduction efforts.

•	During the six months ended December 31, 2003, we recorded, within the Corporate/Other operating segment, a charge of $61.7 million for lease, facilities and other exit costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. The $61.7 million lease and facilities charge included $46.3 million related to the fair value of future lease obligations (net of estimated sublease income), $7.4 million representing the unamortized cost of fixed assets and $8.0 million in other costs associated with exiting facilities. As of December 31, 2003, we have a remaining lease and facilities accrual of $22.0 million and $33.5 million, identified as current and noncurrent portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

Gross profit for our Public Services business unit declined to 31.0% of revenue in the six months ended December 31, 2003, from 34.0% of revenue in the six months ended December 31, 2002. This decline is principally due to a $49.5 million increase in other direct contract expenses as a result of our increased use of subcontractors and materials procurement relating to specific engagements, coupled with a $1.8 million increase in compensation expense, which includes a $1.0 million reduction in workforce charge. Although we require subcontractors to handle specific requirements on some engagements, the majority of our use of subcontractors is not a skill-set issue, as many times clients mandate the use of certain contractors.

Gross profit for the Communications & Content business unit decreased to 25.4% of revenue in the six months ended December 31, 2003 from 37.9% of revenue in the six months ended December 31, 2002. The decline in gross profit was principally due to the decrease in revenue of $46.6 million resulting from the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. In addition, gross profit for the six months ended December 31, 2003 was impacted by a $1.8 million charge related to our reduction in workforce.

Gross profit for the Financial Services business unit decreased to 29.0% of revenue in the six months ended December 31, 2003 from 32.1% of revenue in the six months ended December 31, 2002. The decline in gross profit was principally due to a $3.3 million increase in other direct contract expenses as a result of the increased use of subcontractors, as well as a $0.9 million increase in professional compensation expense, which includes a $0.4 million charge related to our reduction in workforce.

Gross profit for the Consumer, Industrial and Technology business unit declined to 23.1% of revenue in the six months ended December 31, 2003 from 31.2% of revenue in the six months ended December 31, 2002. The decline in gross profit was principally due to the decrease in revenue resulting from the challenging economic conditions and cautious IT spending as mentioned above. In addition, gross profit for the six months ended December 31, 2003 was impacted by a $2.8 million charge related to our reduction in workforce.

Gross profit as a percentage of revenue for the EMEA business unit declined to 12.1% of revenue during the six months ended December 31, 2003, compared to 24.4% of revenue during the six months ended December 31, 2002. This decline is primarily a result of an increase in other direct contract expenses due to increased use of subcontractors during the six months ended December 31, 2003. The increase in our use of subcontractors is a result of our need to contract for certain types of skills in order to meet client requirements. This need to subcontract will decline as we continue to balance our skill base against the market demand for our services. In addition, gross profit for the six months ended December 31, 2003 was impacted by a $4.4 million charge related to our reduction in workforce.

Gross profit as a percentage of revenue for the Asia Pacific business unit improved to 22.9%, during the six months ended December 31, 2003, compared to 14.3% for the six months ended December 31, 2002. This improvement is the result of several factors including the improvement in utilization of our personnel resulting in a reduction in professional compensation expense as a percentage of revenue and a reduction in other costs of services due to tight spending controls imposed during the six months ended December 31, 2003. This improvement was partially offset by a $0.5 million workforce reduction charge recorded in the six months ended December 31, 2003.

Gross profit as a percentage of revenue for Latin America declined to 19.6% of revenue during the six months ended December 31, 2003 compared to 32.8% of revenue during the six months ended December 31, 2002. This decline is primarily the result of our increased use of subcontractors at key clients to satisfy the demands resulting from our revenue growth discussed above. In addition, a $0.3 million workforce reduction charge recorded in the six months ended December 31, 2003 negatively impacted gross profit.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $8.7 million to $10.7 million for the six months ended December 31, 2003, from $19.3 million for the six months ended December 31, 2002. This decrease in amortization expense primarily relates to the fact that the majority of the value relating to order backlog, customer contracts and related customer relationships that were acquired during the six months ended December 31, 2002, was fully amortized by August 2003.

Goodwill Impairment Charge. In December 2003, a goodwill impairment loss of $127.3 million ($0.66 per share) was recognized in the EMEA reporting unit as the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $9.8 million, or 3.5%, from $283.6 million for the six months ended December 31, 2002, to $273.8 million for the six months ended December 31, 2003. This decrease is predominantly due to $21.8 million in costs associated with our rebranding initiative incurred during the six months ended December 31, 2002. This decrease is also attributable to savings in infrastructure costs as we continue to wind down services provided under our transition services agreement with KPMG LLP. This savings is offset by an increase in infrastructure costs associated with the international acquisitions completed during the first quarter of fiscal year 2003. Selling, general and administrative expenses as a percentage of gross revenue declined slightly to 17.6% compared to 18.4% for the six months ended December 31, 2003 and 2002, respectively.

Income Tax Expense. For the six months ended December 31, 2003, we recorded a loss before taxes of $162.9 million and provided for income taxes of $2.8 million, resulting in a negative effective tax rate of 1.7%. For the six months ended December 31, 2002, we earned income before taxes of $60.8 million and provided for income taxes of $33.9 million, resulting in an effective tax rate of 55.8%. Our effective tax rate continues to be negatively impacted by unusable losses in foreign operations. Additionally, due to a history of losses and restrictions under tax laws, we are generally unable to recognize tax benefit in connection with our current period $127.3 million goodwill impairment charge.

Net Income (Loss). For the six months ended December 31, 2003, we incurred a net loss of $165.8 million, or a loss of $0.86 per share. For the six months ended December 31, 2002, we realized net income of $26.9 million, or $0.15 per share. Included in our results for the six months ended December 31, 2003 is the $127.3 million goodwill impairment charge, $61.7 million of lease and facilities charges and $13.6 million related to workforce reductions.

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

Revenue. Revenue increased $771.7 million, or 32.6%, from $2,367.6 million in the year ended June 30, 2002 (fiscal year 2002), compared to $3,139.3 million in the year ended June 30, 2003 (fiscal year 2003). The overall increase in revenue was predominantly due to the impact of the acquisitions completed during the first half of fiscal year 2003. Our three international operating segments (i.e., EMEA and the Asia Pacific and Latin America regions) accounted for $746.3 million, or 96.7%, of the global revenue increase, principally resulting from the aforementioned acquisitions. Total North America revenue increased by $30.6 million, or 1.4%, to $2.2 billion as increases in three of our North America business units (Public Services, Financial Services and Consumer, Industrial and Technology) were almost completely offset by declines in the Communications & Content business unit. North America revenue was positively impacted by personnel acquired from Andersen Business Consulting during the first quarter of fiscal year 2003 as engagement hours increased by 5.8%; however, a decline in the average gross billing rate per hour for the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002 partially offset the higher level of engagement hours. Average gross billing rates in certain markets have declined due to continuous pricing pressures resulting from the challenging economic environment.

Public Services, our largest business unit, generated revenue in the year ended June 30, 2003 of $1,094.8 million, representing an increase of $128.3 million, or 13.3%, over the year ended June 30, 2002. This increase was predominantly due to growth in the Federal and State and Local business segments, driven by an 11.6% increase in engagement hours while gross billing rates were consistent year over year.

The Communications & Content business unit generated revenue of $350.7 million in the year ended June 30, 2003, representing a decline of $122.6 million, or 25.9%, over the year ended June 30, 2002. This decline was primarily the result of reduced spending in the telecommunications industry and the Company’s completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act, resulting in a 23.5% decrease in engagement hours and a slight decline in the gross billing rate year over year.

Our Financial Services business unit generated revenue in the year ended June 30, 2003 of $236.8 million, representing growth of $6.8 million, or 2.9%, over the year ended June 30, 2002. The increase in revenue was principally due to an increase in engagement hours while gross billing rates remained consistent year over year.

The Consumer, Industrial and Technology business unit, representing the combination of our former High Technology and Consumer and Industrial Markets business units, generated revenue in the year ended June 30, 2003 of $523.9 million, representing growth of $18.0 million, or 3.6%, over the year ended

June 30, 2002. This business unit received the greatest revenue and resource impact from personnel hired from Andersen Business Consulting in the United States. The growth in revenue was principally due to a 25.7% increase in engagement hours, partially offset by a 17.6% decline in the gross billing rate year over year.

Our acquisitions completed in the first half of fiscal year 2003 significantly expanded our international presence and diversified our revenue base. For the fiscal year ended June 30, 2003, North America generated 70.3% of consolidated gross revenue, while EMEA, Asia Pacific and Latin America contributed 18.1%, 9.3% and 2.3%, respectively. By comparison, for the fiscal year ended June 30, 2002, North America contributed 91.9% of consolidated gross revenue, with EMEA, Asia Pacific and Latin America providing 0.7%, 5.4% and 1.9%, respectively. For the fiscal year ended June 30, 2003, the EMEA, Asia Pacific and Latin America operating segments generated revenue of $567.6 million, $293.2 million and $73.7 million, respectively, compared to revenue for the fiscal year ended June 30, 2002 of $16.1 million, $128.1 million and $44.1 million, respectively. The increase in revenue was predominantly due to the impact of the aforementioned acquisitions, coupled with organic growth.

Gross Profit. Gross profit as a percentage of revenue declined to 22.8% for the fiscal year ended June 30, 2003, compared to 25.4% for the fiscal year ended June 30, 2002. This decline is mainly attributable to an increase in professional compensation expense in relation to revenue resulting from the addition of approximately 7,000 billable employees in connection with the acquisitions completed in the first half of fiscal year 2003, offset in part by our continued focus on a variety of revenue growth and cost control initiatives, including continued evaluation of required office space and the size of our workforce in relation to overall client demand for services. In dollar terms, gross profit increased by $114.4 million, or 19.0%, from $600.9 million for the year ended June 30, 2002, to $715.3 million for the year ended June 30, 2003. The increase in gross profit was due to an increase in revenue of $771.7 million described above, offset by:

•	A net increase in professional compensation of $481.9 million, or 51.2%, from $940.8 million for the year ended June 30, 2002, to $1,422.7 million for the year ended June 30, 2003. This increase is primarily related to the additional compensation expense in relation to revenue resulting from the addition of approximately 7,000 billable employees as a result of acquisitions completed in the first half of fiscal year 2003, including $13.5 million relating to common stock awards made to certain former partners of the Andersen Business Consulting practices. These increases are partially offset by savings achieved though our workforce reduction actions that have occurred over the past twelve months in response to the challenging economy.

•	A net increase in other direct contract expenses of $128.6 million, or 21.7%, from $592.6 million, or 25.0% of revenue, for the year ended June 30, 2002, to $721.2 million, or 23.0% of revenue, for the year ended June 30, 2003. The $128.6 million increase in other direct contract expenses is attributable to higher revenue levels, while the improvement in other direct contract expenses as a percentage of revenue to 23.0% is due to our continued efforts to limit the use of subcontractors and travel-related expenses.

•	A net increase in other costs of service of $53.1 million, or 25.4%, from $209.4 million for the year ended June 30, 2002, to $262.5 million for the year ended June 30, 2003. This increase is primarily due to an increase in other costs of service resulting from the acquisitions completed in the first half of fiscal year 2003, partially offset by lower levels of bad debt expense and tighter controls on discretionary spending.

•	An impairment charge of $23.9 million ($20.8 million net of tax) recorded in the year ended June 30, 2002, primarily related to the write down of equity investments by $16.0 million and software licenses held for sale by $7.6 million.

Gross profit for the Public Services business unit declined to 32.0% of revenue in fiscal year 2003 from 35.4% of revenue in fiscal year 2002, principally due to higher solution development costs, coupled with an increase in compensation expense. Gross profit for the Communications & Content business unit increased to

32.2% of revenue in fiscal year 2003 from 29.9% of revenue in fiscal year 2002. The improvement in gross profit was principally due to reduced reliance on subcontractors in fiscal year 2003, as well as an impairment charge related to software licenses in fiscal year 2002. Gross profit for the Financial Services business unit increased to 29.3% of revenue in fiscal year 2003 from 20.3% of revenue in fiscal year 2002, principally due to revenue growth combined with overall declines in cost of service expense margins in fiscal year 2003. Gross profit for the Consumer, Industrial and Technology business unit declined to 27.1% of revenue in fiscal year 2003 from 30.1% of revenue in fiscal year 2002. The decline in gross profit was principally due to a decline in the gross billing rate, increased compensation as a result of the change in mix of resources, as well as the hiring of Andersen Business Consulting personnel.

Gross profit as a percentage of revenue for our international operating segments improved during the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002. Gross profit for EMEA, Asia Pacific and Latin America improved to 19.2%, 16.7% and 31.8% of revenue in fiscal year 2003, respectively, compared to 11.9%, 8.7% and 7.3% of revenue in fiscal year 2002, respectively. The improvement in gross profit was principally due to higher revenue combined with reduced reliance on subcontractors and an overall decline in costs of service expense margins in fiscal year 2003.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets increased $41.7 million to $44.7 million for the year ended June 30, 2003, from $3.0 million for the year ended June 30, 2002. This increase in amortization expense primarily relates to $45.7 million of value of order backlog, customer contracts and related customer relationships acquired as part of our acquisitions, which is being amortized over 12 to 15 months.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $91.3 million, or 19.6%, from $464.8 million for the year ended June 30, 2002, to $556.1 million for the year ended June 30, 2003. This increase is principally due to the impact of the acquisitions completed in the first half of fiscal year 2003 and $28.2 million in costs associated with our rebranding initiative, offset partially by reduced discretionary spending and current cost control initiatives. Selling, general and administrative expenses as a percentage of gross revenue improved to 17.7% compared to 19.6% for the years ended June 30, 2003 and 2002, respectively.

Interest Income (Expense), Net. Interest income (expense), net, decreased $13.6 million to $12.7 million of net interest expense from $0.9 million of net interest income for the years ended June 30, 2003 and 2002, respectively. This increase in net interest expense is due to an increase in borrowings outstanding of $275.3 million from $1.8 million at June 30, 2002 to $277.2 million at June 30, 2003. The increase in borrowings is primarily due to our borrowing of $220.0 million in August 2002 under a short-term revolving credit facility, which was retired in November 2002 upon our completion of a private placement of $220.0 million in senior notes. Additionally, we have increased borrowings under our other credit facilities. We have used the borrowings primarily to finance a portion of the cost of our acquisitions completed during the first half of fiscal year 2003.

Income Tax Expense. For the year ended June 30, 2003, we earned income before taxes of $99.1 million and provided for income taxes of $57.8 million, resulting in an effective tax rate of 58.3%. For the year ended June 30, 2002, we earned income before taxes of $134.6 million and provided for income taxes of $81.5 million, resulting in an effective tax rate of 60.6%. Our effective tax rate continues to be negatively impacted because tax laws restrict the use of our foreign subsidiary losses to reduce our tax burden.

Cumulative Effect of Change in Accounting Principle. We early adopted SFAS No. 142 during the first quarter of the fiscal year ended June 30, 2002 (as of July 1, 2001). This standard eliminated goodwill amortization upon adoption and required an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, we no longer amortize goodwill, and during the fiscal year ended June 30, 2002, we incurred a non-cash transitional impairment charge of $80.0 million (net of tax). This transitional impairment charge is a result of the change in accounting principle, which requires measuring impairments on a discounted rather than undiscounted cash flow basis.

Net Income (Loss). For the fiscal year ended June 30, 2003, we realized net income of $41.3 million, or $0.22 per share. For the fiscal year ended June 30, 2002, we incurred a net loss of $26.9 million, or $0.17 loss per share. Included in the prior year’s results is the cumulative effect of a change in accounting principle of $80.0 million (net of tax) and an impairment charge of $20.8 million (net of tax) related to the write down of equity investments and software licenses held for sale.

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001

Revenue. Revenue decreased $488.2 million, or 17.1%, from $2,855.8 million in the year ended June 30, 2001 (fiscal year 2001), to $2,367.6 million in the year ended June 30, 2002 (fiscal year 2002). This overall decrease was primarily attributable to a slower economy, which significantly impacted the Financial Services and Consumer, Industrial and Technology businesses with year-over-year declines of 50.4% and 38.8%, respectively. Public Services remained strong with growth of 10.9% and international revenue also grew by 32.8%, which was largely due to the acquisitions of the Australia and Southeast Asia consulting practices.

Gross Profit. Gross profit as a percentage of revenue improved slightly to 25.4% from 25.0% for the years ended June 30, 2002 and 2001, respectively. Despite the decrease in revenue discussed above, we were able to maintain our gross profit percentage as a result of our continued focus on expense control.

In dollar terms, gross profit decreased by $113.9 million, or 15.9%, from $714.7 million for the year ended June 30, 2001, to $600.9 million for the year ended June 30, 2002. The decrease in gross profit was due to a decline in revenue of $488.2 million described above, offset by:

•	A net decrease in professional compensation of $143.9 million, or 13.3%, to $940.8 million compared to $1,084.8 million in the prior year. This decrease was predominantly due to our reduction in workforce actions, taken in the second and fourth quarters of fiscal year 2002 and the fourth quarter of fiscal year 2001. Overall, our average billable headcount has declined from approximately 8,900 in fiscal year 2001 to 8,100 in fiscal year 2002. Additionally, incentive compensation accruals were also lower as a result of the decrease in our earnings.

•	A net decrease in other direct contract expenses of $159.3 million, or 21.2%, to $592.6 million, representing 25.0% of revenue, compared to $752.0 million, or 26.3% of revenue in the prior year. The decline as a percentage of revenue was a direct result of our efforts to limit the use of subcontractors whenever possible, utilizing existing resources, and reduced travel-related expenses.

•	A net decrease in other costs of service of $87.2 million, or 29.4%, to $209.4 million from $296.5 million, was primarily due to a decrease in bad debt expense of $29.2 million, reduced training costs of $23.0 million, tighter controls on discretionary expenses, and reduced headcount.

•	During fiscal year 2002, we recorded an impairment charge of $23.9 million ($20.8 million net of tax) primarily to write down equity investments by $16.0 million and software licenses held for sale by $7.6 million. These charges eliminated our exposure to loss related to equity investments and software licenses held for sale. Our impairment charge of $7.8 million ($4.6 million net of tax) in fiscal year 2001 related to software licenses held for sale.

Amortization of Goodwill. Amortization of goodwill decreased by $18.2 million as a result of our election to early-adopt SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated goodwill amortization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $464.8 million for the year ended June 30, 2002. This reflects a decrease of $10.3 million, or 2.2%, from $475.1 million in fiscal year 2001, which was primarily due to lower levels of practice development expenses.

Interest Income. Interest income increased $0.8 million, or 31.8%, from $2.4 million during fiscal year 2001 to $3.1 million for fiscal year 2002. This increase was primarily due to our increase in short term investments due to an increase of $129.3 million in our cash and cash equivalents position to $222.6 million at June 30, 2002 from $93.3 million at June 30, 2001.

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

Income Tax Expense. For the year ended June 30, 2002, we earned income before taxes and cumulative effect of change in accounting principle of $134.6 million and provided income taxes of $81.5 million, resulting in an effective tax rate of 60.6%. This rate was impacted by the non-deductibility of losses incurred by certain international operations as well as non-deductible impairment losses relating to equity investments. For the year ended June 30, 2001, we earned income before taxes of $136.8 million and provided income taxes of $101.9 million, resulting in an effective tax rate of 74.5%. This rate was significantly impacted by the non-deductibility of the loss on redemption of equity interest in affiliate (QCS) coupled with non-deductible losses in certain international operations.

Cumulative Effect of Change in Accounting Principle. We elected to early-adopt SFAS No. 142 as of July 1, 2001. This standard eliminates goodwill amortization upon adoption and requires an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, we did not amortize goodwill during the year ended June 30, 2002, and incurred a non-cash transitional impairment charge of $80.0 million, net of tax. This transitional impairment charge was a result of the change in accounting principles to measuring impairments on a discounted versus an undiscounted cash flow basis.

Preferred Stock Dividends. Series A Preferred Stock dividends totaling $31.7 million were recorded in the year ended June 30, 2001. After December 31, 2000, we no longer were required to pay dividends on our Series A Preferred Stock because it was redeemed and converted in connection with our initial public offering.

Preferred Stock Conversion Discount. Our Series A Preferred Stock contained a beneficial conversion feature whereby the preferred stock could convert into common stock at a rate of between 75% and 80% of the initial public offering price. Based upon an initial public offering price of $18 per share, the net amount of this one-time non-cash beneficial conversion feature was $131.3 million.

Net Income (Loss) Applicable to Common Stockholders. For the year ended June 30, 2002, we incurred a net loss applicable to common stockholders of $26.9 million, or $0.17 per share. For the year ended June 30, 2001, we incurred a net loss applicable to common stockholders of $128.0 million, or $1.19 per share. Both periods’ results were impacted by significant one-time or nonrecurring charges, as described above.

Quarterly Summarized Financial Information

Restatement

The Company experienced significant activity for the fiscal year ended June 30, 2003. During this period, we considerably expanded our global presence adding consulting resources in eight additional countries through

15 purchase business acquisitions for an aggregate purchase price of approximately $800 million. In August 2003, we reported that we would restate our financial results for the first three quarters of fiscal year 2003. The restatements required us to amend our previously filed Form 10-Q’s for each of the quarterly periods within fiscal year 2003. The restatements occurred in the following general areas:

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

Summarized below is a more detailed discussion of the restatements.

Purchase Accounting

During the quarter ended September 30, 2002, we completed various acquisitions that were accounted for as purchase business acquisitions, resulting in approximately $26.4 million in identified intangible assets. These acquisitions included the purchase of KPMG Consulting AG, a substantial consulting practice in Germany, and the purchase of all or parts of a number of Andersen Business Consulting practices worldwide. We completed preliminary purchase price allocations to allocate the purchase prices to acquired assets and assumed liabilities. The excess of the cost of the acquired entities over the amounts assigned to the acquired assets and liabilities assumed was recognized as goodwill. As part of the initial purchase price allocation, value was ascribed to only contractual backlog (order backlog) and a trade name. This initial allocation was determined to be too low, and accordingly, an additional $20.8 million of value for identified intangible assets related to customer contracts and related customer relationships was allocated to these identified intangible assets with a corresponding reduction to goodwill. The additional intangible assets are being amortized over useful lives ranging from 12 to 15 months. As a result, approximately $3.0 million, $4.2 million and $4.6 million of incremental amortization of purchased intangible assets was recorded in the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003, respectively.

During the fiscal year ended June 30, 2003 we completed a series of restructurings related to many of our purchase business acquisitions increasing goodwill by approximately $2.2 million and $3.1 million for the quarters ended December 31, 2002 and March 31, 2003, respectively, for certain charges relating to exiting from leased facilities. It was determined that these charges did not satisfy the criteria to be included in purchase accounting in accordance with EITF 95-3, and were therefore deducted from goodwill and charged to costs of service.

Contract Accounting

In one of our international consulting practices, we identified an accumulation of work in process on our balance sheet. We identified approximately $0.9 million, $2.5 million and $2.4 million in revenue related to pre-contract activities that was inappropriately recognized in the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003, respectively. As such, these amounts were reversed from revenue, as no contractual arrangement existed at the time the amounts were recorded and recovery of these costs was not considered probable.

In addition, we identified certain circumstances where the percentage-of-completion method as prescribed under SOP 81-1 was not appropriately applied. On a combined net basis, approximately $1.9 million and $2.4 million was reversed from revenue in the quarters ended September 30, 2002 and March 31, 2003, respectively, and approximately $8.5 million of additional revenue was recognized in the quarter ended December 31, 2002. In addition, costs of service was reduced by approximately $0.9 million and $1.1 million in the quarters ended September 30, 2002 and March 31, 2003, respectively, and increased by $0.2 million in the quarter ended December 31, 2002.

Accruals

During fiscal year 2003, we recorded accrued liabilities for our fringe benefits based on cost factors associated with projected labor hours. During fiscal year 2003, we did not adjust the accrual as assumptions were revised. As a result, adjustments to correct the calculated fringe benefit accruals of approximately $0.8 million and $4.9 million reduced costs of service for the quarters ended September 30, 2002 and December 31, 2002, respectively, and increased costs of service by approximately $0.4 million for the quarter ended March 31, 2003.

In connection with an increase in our deductible for our professional indemnity insurance, we established an accrued liability of $2.2 million during the quarter ended March 31, 2003. This accrued liability was determined to be unwarranted and was therefore reversed, resulting in a reduction to selling, general and administrative expenses.

During the first quarter of fiscal year 2003, we completed a number of business acquisitions. At the end of the first post-transaction fiscal reporting period (the quarter ended September 30, 2002), certain of the entities were not able to close their books on a timely basis for U.S. public reporting purposes. As a result, in an effort to conform to a fiscal year convention, we recorded an “estimated month” income statement and a net asset or liability account on the balance sheet for those entities. We restated the respective quarters on a conforming fiscal period end, and have eliminated the effect of the “estimated month.” We reduced revenue by $12.5 million and $4.5 million for the quarters ended September 30, 2002 and December 31, 2002, respectively, and increased revenue by $2.5 million for the quarter ended March 31, 2003; decreased costs of service by $10.5 million and $1.4 million for the quarters ended September 30, 2002 and December 31, 2002, respectively, and increased costs of service by $4.0 million for the quarter ended March 31, 2003; reduced selling, general and administrative expenses by $1.3 million and $0.6 million for the quarters ended September 30, 2002 and March 31, 2003, respectively, and increased selling, general and administrative expenses by $0.4 million for the quarter ended December 31, 2002.

Stock awards and shareholders’ notes

We initially accounted for certain stock awards in prior years as fixed plan grants, with related payments to the respective employees for tax liabilities accounted for as interest-bearing shareholder notes. The initial accounting was revised to treat the awards as a variable grant. The revision did not have a material impact on the statements of operations for any prior periods and therefore prior years financial statements were not restated. Instead, the aggregate effect of the revised accounting was reflected as adjustments to additional paid-in capital, retained earnings (accumulated deficit) and notes receivable from stockholders as of July 1, 2002. In addition, under the revised accounting, reserves recorded against the shareholder notes during the quarters ended September 30, 2002, December 31, 2002, and March 31, 2003 were not necessary and were reversed decreasing selling, general and administrative expenses by approximately $1.5 million, $2.3 million and $2.3 million for the quarters ended September 30, 2002, December 31, 2002, and March 31, 2003, respectively.

Other adjustments impacting net income

Other adjustments that were recorded were identified through both timely quarterly reviews as well as during the year-end closing process and ordinary course of the audit. These adjustments were not material either individually or in the aggregate to income before taxes.

Reclassifications not impacting net income

Statement of operations reclassification adjustments were identified through both timely quarterly reviews as well as during the year-end closing process and ordinary course of the audit. The reclassifications were made to conform the amounts previously reported to the restated presentations. These reclassifications did not impact net income.

Statement of Operations

The following table presents unaudited quarterly financial information for each of the last ten quarters. In management’s opinion, the quarterly information contains all adjustments necessary to fairly present such information. As a professional services organization, we anticipate and respond to service demands from our clients. Accordingly, we have limited control over the timing and circumstances under which our services are provided. Therefore, we may experience variability in our operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future period.

	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
	(in thousands, except share and per share amounts)
Revenue	$811,473	$742,958	$780,135	$818,870	$807,573	$732,699	$583,213	$582,305	$593,218	$608,891

Costs of service:
Costs of service	643,209	596,512	598,131	638,610	609,307	560,366	421,363	418,782	457,789	444,927
Lease and facilities charge	2,483	59,203	9,715	5,612	—	2,265	—	—	—	—
Impairment charge	—	—	—	—	—	—	21,414	—	2,500	—

Total costs of service	645,692	655,715	607,846	644,222	609,307	562,631	442,777	418,782	460,289	444,927

Gross profit	165,781	87,243	172,289	174,648	198,266	170,068	140,436	163,523	132,929	163,964
Amortization of purchased intangible assets	2,545	8,106	12,972	12,396	11,321	8,013	1,004	1,005	1,005	—
Goodwill impairment charge	127,326	—	—	—	—	—	—	—	—	—
Selling, general and administrative expenses	144,347	129,428	130,990	141,526	149,810	133,771	118,646	112,990	113,985	119,185

Operating income (loss)	(108,437)	(50,291)	28,327	20,726	37,135	28,284	20,786	49,528	17,939	44,779
Interest/Other income (expense), net	(2,433)	(1,775)	(4,777)	(6,014)	(3,159)	(1,456)	2,006	(54)	202	(600)

Income (loss) before taxes	(110,870)	(52,066)	23,550	14,712	33,976	26,828	22,792	49,474	18,141	44,179
Income tax expense (benefit)	15,713	(12,882)	13,244	10,571	19,427	14,517	22,388	25,726	11,547	21,863

Income (loss) before cumulative effect of change in accounting principle	(126,583)	(39,184)	10,306	4,141	14,549	12,311	404	23,748	6,594	22,316
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	—	—	—	(79,960)

Net income (loss)	$(126,583)	$(39,184)	$10,306	$4,141	$14,549	$12,311	$404	$23,748	$6,594	$(57,644)

Net income (loss) per share—basic and diluted	$(0.65)	$(0.20)	$0.05	$0.02	$0.08	$0.07	$—	$0.15	$0.04	$(0.36)

Stock Price
High	$10.25	$11.25	$10.80	$8.60	$9.02	$15.01	$21.41	$21.49	$19.03	$15.50
Low	$7.90	$6.75	$5.80	$5.78	$5.03	$5.35	$12.50	$15.55	$10.00	$9.11

Obligations and Commitments

As of December 31, 2003, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long-term debt(1)	$298,730	$24,170	$120,763	$153,797	$—
Operating leases	557,339	82,598	162,915	125,094	186,732
Outsourcing services agreement	19,688	11,250	8,438	—	—
Reduction in workforce	2,338	2,338	—	—	—

Total	$878,095	$120,356	$292,116	$278,891	$186,732

(1)	Long-term debt includes both principal and interest payment obligations.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings available under our various existing credit facilities and existing cash balances. At December 31, 2003, we had a cash balance of $122.7 million, which has increased $0.9 million from a cash balance of $121.8 million at June 30, 2003.

Net cash provided by operating activities during the six months ended December 31, 2003 was $43.6 million, an increase of $3.1 million over the six months ended December 31, 2002. This increase was due to a $17.4 million change in operating assets and liabilities, offset by a $14.3 million decrease in cash operating results (which consists of net income adjusted for changes in deferred income taxes, stock awards, depreciation and amortization, goodwill impairment and the lease and facilities charge). The change in operating assets and liabilities is primarily the result of an improvement in our collection of accounts receivable and the timing of our payments to vendors, offset by the timing of employee benefit payments during the current period. Our days sales outstanding improved to 67 days at December 31, 2003 compared to 73 days at December 31, 2002. Days sales outstanding represents the trailing twelve months revenue divided by 365 days, which is divided into the consolidated accounts receivables, unbilled revenue and deferred revenue balances to arrive at days sales outstanding at a point in time.

Net cash used in investing activities during the six months ended December 31, 2003 was $34.9 million, due to purchases of property and equipment, including internal use software, incurred as part of our continued infrastructure build-out. Net cash used in investing activities decreased $448.3 million when compared to the six months ended December 31, 2002, resulting from $420.6 million of cash paid for acquisitions and a higher level of spending on property and equipment during the six months ended December 31, 2002. We expect to continue to make additional investments in property and equipment as we further implement a new North American financial accounting system during the second quarter of calendar year 2004 and continue the build-out of our infrastructure and support capabilities in connection with the winding down of the transition services agreement with KPMG LLP.

Net cash used in financing activities for the six months ended December 31, 2003 was $12.6 million, due to net repayment of borrowings of $31.3 million, offset by $10.5 million received in exchange for the issuance of common stock primarily relating to our employee stock purchase plan and a $8.2 million net increase in book overdrafts. For the six months ended December 31, 2002, we had net cash provided by financing activities of $293.6 million principally due to proceeds from borrowings used to fund a portion of our acquisitions during the six months ended December 31, 2002.

We have borrowing arrangements available including a revolving credit facility with an outstanding balance of $4.0 million at December 31, 2003 (not to exceed $250.0 million), and an accounts receivable financing facility with no outstanding balance at December 31, 2003 (not to exceed $150.0 million). The $250.0 million revolving credit facility expires on May 29, 2005, and borrowings under this facility are not due until that time; however, management may choose to repay these borrowings at any time prior to that date. The accounts receivable purchase agreement permits sales of accounts receivable through May 21, 2004, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement.

The $250.0 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting our ability to incur liens and indebtedness, purchase our securities, and pay dividends and requiring us to maintain a minimum level of net worth ($882.2 million as of December 31, 2003), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). In November 2003 and March 2004, we entered into two amendments to this credit facility, which, among other things, modified certain definitions that are used in the covenants and incorporated three additional covenants from the Senior Notes—minimum consolidated net worth, minimum fixed charge coverage and maximum leverage ratio. These additional covenants are discussed in the following paragraph that relates to the Senior Notes. We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of our common stock, or (ii) if within a period of six calendar months, a majority of the officers of our executive committee cease to serve on our executive committee, and their terminations or departures materially affect our business. The receivables purchase agreement contains covenants that are consistent with our $250.0 million revolving credit facility. The revolving credit facility and the receivables purchase agreement cross defaults in certain circumstances, to each other and to other debt, including the Senior Notes.

In November 2002, we completed a private placement of $220.0 million in aggregate principal Senior Notes. The offering consisted of $29.0 million of 5.95% Series A Senior Notes due November 2005, $46.0 million of 6.43% Series B Senior Notes due November 2006 and $145.0 million of 6.71% Series C Senior Notes due November 2007. The Senior Notes include affirmative, negative and financial covenants, including among others, covenants restricting our ability to incur liens and indebtedness and purchase our securities, and requiring us to maintain a minimum level of net worth ($847.2 million as of December 31, 2003), maintain fixed charge coverage of at least 2.00 to 1.00 (as defined), and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by the Senior Notes. The Senior Notes contain customary events of default, including cross defaults, which apply in certain circumstances, to our revolving credit facility and receivables purchase facility and our other debt. The proceeds from the sale of these Senior Notes were used to completely repay our short-term revolving credit facility of $220.0 million, which was scheduled to mature on December 15, 2002.

On January 31, 2003, our Japanese subsidiary entered into a new 2 billion yen-denominated term loan. Scheduled principal payments are every six months through July 31, 2005 in the amount of 334.0 million yen and include a final payment of 330.0 million yen on January 31, 2006. The term loan is unsecured, does not contain any financial covenants, and is not guaranteed by us. At December 31, 2003, the balance outstanding under the 2 billion yen-denominated term loan is approximately 1.67 billion yen (approximately $15.5 million). In connection with this line of credit, we agreed to seek consent of the lender prior to reducing our interest in the subsidiary-borrower below 100%.

On June 30, 2003, our Japanese subsidiary entered into a new 1 billion yen-denominated term loan. Scheduled principal payments are every six months through December 31, 2005 in the amount of 167.0 million yen and include a final payment of 165.0 million yen on June 30, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by us. At December 31, 2003, the balance outstanding under the 1 billion yen-denominated term loan is 833.0 million yen (approximately $7.8 million). In connection with this line of credit, we agreed to seek consent of the lender prior to reducing our interest in the subsidiary-borrower below 100%.

We have additional borrowing arrangements available through our Japanese subsidiary; including a 1.35 billion yen-denominated revolving line of credit facility (approximately $12.6 million as of December 31, 2003)

and a 0.5 billion yen-denominated overdraft line of credit facility (approximately $4.7 million as of December 31, 2003). These facilities, which mature on August 31, 2004, are unsecured, do not contain financial covenants and are not guaranteed by us. As of December 31, 2003, there were no borrowings outstanding under the facilities.

Our liquidity may also be affected by our transition services agreement with KPMG LLP. Under the transition services agreement with KPMG LLP (which terminated on February 8, 2004 for most non-technology services and terminates no later than February 8, 2005 for technology-related services and certain non-technology related services), we contracted to receive certain infrastructure support services from KPMG LLP until we complete the build-out of our own infrastructure. If we terminate services prior to the end of the term for such services, we may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. We and KPMG LLP have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and we will wind down our receipt of services from KPMG LLP and develop our own internal infrastructure and support capabilities or seek third party providers of such services.

During fiscal year 2002, we and KPMG LLP agreed that we would pay termination costs for certain services relating to human resources, training, purchasing, facilities management and knowledge management of $1.0 million. In August 2002, we reached a settlement with KPMG LLP relating to a dispute about the determination of costs under the transition services agreement, resulting in KPMG LLP paying us $8.4 million. During the year ended June 30, 2003, we terminated certain human resources services for which we were charged $1.1 million in termination costs. During the year ended June 30, 2003, we also recovered $2.1 million as a result of our review of KPMG LLP’s charges for fiscal year 2002 and related adjustments to the charges for fiscal year 2003. During the six months ended December 31, 2003, we terminated certain technology services for which we were charged $3.2 million in termination costs. In addition, we recovered $2.0 million as a result of our review of KPMG LLP’s charges for fiscal year 2003 and related adjustments to the charges for the six months ended December 31, 2003.

Effective October 1, 2002, we and KPMG LLP entered into an Outsourcing Services Agreement under which KPMG LLP provides certain services relating to office space that were previously provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP has agreed that there will be no termination costs with respect to the office-related services at the end of the three-year term of the Outsourcing Services Agreement.

At this time there are no terminated services for which termination costs remain unknown. The amount of termination costs that we will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to us by KPMG LLP and which can continue to be obtained directly by us thereafter. The amount of termination costs that we will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after December 31, 2003 cannot be reasonably estimated at this time. We believe that the amount of termination costs yet to be assessed will not have a material adverse effect on our consolidated financial position, cash flows, or liquidity in a particular quarter or fiscal year cannot be determined at this time.

During the fiscal year ended June 30, 2003, we purchased from KPMG LLP $32.4 million of leasehold improvements. Based on information currently available, we anticipate paying KPMG LLP approximately $40.0 million to $60.0 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements). Currently we contract for the use of such capital assets through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). We made no additional purchases of capital assets from KPMG LLP during the six months ended December 31, 2003.

During the first half of fiscal year 2003, we significantly expanded our international operations through acquisitions. Some of our acquired operations had pre-existing defined benefit pension plans, and as such we have become the sponsor of these plans. We use the actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” to account for our pension plans. Our pension plans include both funded and unfunded noncontributory defined benefit pension plans that provide benefits based on years of service and salary. As of December 31, 2003, the projected benefit obligation for our defined benefit pension plans was $88.9 million, of which $66.2 million represents the unfunded portion of this liability. We also sponsor an unfunded postretirement medical plan. This plan is accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires the Company to accrue for future postretirement medical benefits. As of December 31, 2003, the net liability for our postretirement medical benefits was $6.9 million.

In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to us in January 2000; indemnities to third parties in connection with performance bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As of December 31, 2003, we have approximately $142.9 million of outstanding bid and performance bonds and $35.2 million of outstanding letters of credit for which we may be required to make future payment. We have never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2003.

We continue to actively manage client billings and collections and maintain tight controls over discretionary spending. We believe that the cash provided from operations, borrowings available under the various existing credit facilities, and existing cash balances will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months. We also believe that we will generate enough cash from operations, have sufficient borrowing capacity under the various existing credit facilities (including the $250 million revolving credit facility) and have sufficient access to the capital markets to meet our long-term liquidity needs.

Recently Adopted Accounting Pronouncements

In November 2002, the EITF issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Issue 00-21 limits the amount of revenue that can be allocated to a delivered element to the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenue allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenue becomes non-contingent. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. Effective July 1, 2003, we adopted Issue 00-21 on a prospective basis. The adoption of Issue 00-21 did not have a significant impact on our results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and was otherwise effective for our quarter ended September 30, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN No. 46(R) in December 2003. FIN No. 46 (R) requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risk among the parties involved. The provisions of FIN No. 46 (R) are effective immediately for those variable interest entities created after January 31, 2003. The provisions were effective for our quarter ended September 30, 2003 for those variable interest entities held prior to February 1, 2003. We do not currently have any variable interest entities as defined in FIN No. 46 (R). Consequently, the adoption of FIN No. 46 (R) had no material impact on our results of operations, financial position or cash flows.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	any continuation of the global economic downturn and challenging economic conditions;

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the availability of talented professionals to provide our services;

•	the pace of technological change;

•	the strength of our joint marketing relationships;

•	the actions of our competitors;

•	unexpected difficulties with our global initiatives and transactions (such as the acquisition of BearingPoint GmbH), including rationalization of assets and personnel and managing or integrating the related assets, personnel or businesses;

•	changes in spending policies or budget priorities of the U.S. Government, particularly the Department of Defense, in light of the large U.S. budget deficit; and

•	our inability to use losses in some of our foreign subsidiaries to offset earnings in the U.S.

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

Our market sensitive financial instruments include fixed and variable interest rate U.S. dollar denominated debt and variable rate Japanese yen denominated debt. For additional information refer to Note 7, “Notes Payable,” of the Notes to Consolidated Financial Statements. The use of derivative financial instruments has been limited to treasury lock instruments, which were entered into in order to secure the interest rate of our private placement senior notes. All treasury lock instruments were settled as of November 6, 2002.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for our market sensitive financial instruments:

	Expected Maturity Date Year ended December 31, (In thousands U.S. Dollars, except interest rates)
Interest Rate Risk	2004	2005	2006	2007	2008	Total	Fair Value
Japanese Yen Functional Currency
Third party Japanese Yen denominated debt—variable rate	9,345	9,345	4,617	—	—	23,307	23,307
Average interest rate	1.5%	1.5%	1.5%	—	—	1.5%
U.S. Dollar Functional Currency
Third party Structured notes—variable rate	—	29,000	46,000	145,000	—	220,000	232,052
Average interest rate	—	4.0%	4.5%	5.0%	—	4.8%
U.S. Dollar Functional Currency
Third party revolving credit facility—variable rate	—	4,000	—	—	—	4,000	4,000
Average interest rate	—	2.4%	—	—	—	2.4%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of BearingPoint, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of BearingPoint, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and June 30, 2003, and the results of their operations and their cash flows for the six months ended December 31, 2003 and for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements as of June 30, 2002 and for the two year period then ended were audited by other auditors whose report dated August 6, 2002, except for Note 2, under the subheading “Stock-Based Compensation,” as to which the date is September 29, 2003, and Note 21, as to which the date is April 12, 2004, expressed an unqualified opinion on those statements.

PricewaterhouseCoopers LLP

April 15, 2004

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

GRANT THORNTON LLP

New York, New York

August 6, 2002 except for Note 2,

under the subheading “Stock-Based Compensation”,

as to which the date is September 29, 2003 and

Note 21, as to which the date is April 12, 2004

BEARINGPOINT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2003	June 30, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$122,723	$121,790	$222,636
Accounts receivable, net of allowances of $17,240 at December 31, 2003, $18,727 at June 30, 2003 and $28,645 at June 30, 2002	357,620	377,422	246,792
Unbilled revenue	293,559	190,918	128,883
Deferred income taxes	35,291	36,195	27,390
Prepaid expenses	29,135	30,932	18,743
Other current assets	23,953	17,476	21,808

Total current assets	862,281	774,733	666,252
Property and equipment, net	203,341	208,785	125,928
Goodwill	981,222	1,024,830	87,663
Other intangible assets, net	8,156	18,883	10,211
Deferred income taxes, less current portion	50,539	24,606	14,604
Other assets	23,908	14,567	9,512

Total assets	$2,129,447	$2,066,404	$914,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$9,345	$8,364	$1,846
Accounts payable	197,975	103,102	62,810
Accrued payroll and employee benefits	175,830	213,046	130,554
Deferred revenue	72,473	50,752	19,072
Income tax payable	21,082	39,857	—
Current portion of accrued lease and facilities charge	22,048	5,283	—
Deferred income taxes	4,268	—	—
Other current liabilities	126,375	110,063	85,732

Total current liabilities	629,396	530,467	300,014
Notes payable, less current portion	238,883	268,812	—
Accrued employee benefits	62,821	47,501	—
Accrued lease and facilities charge, less current portion	33,465	4,884	—
Deferred income taxes, less current portion	4,549	3,280	—
Other liabilities	28,675	21,807	12,286

Total liabilities	997,789	876,751	312,300

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 198,295,364 shares issued and 194,483,114 shares outstanding on December 31, 2003, 195,475,392 shares issued and 191,663,142 shares outstanding on June 30, 2003 and 161,478,409 shares issued and 157,666,159 shares outstanding on June 30, 2002	1,973	1,945	1,605
Additional paid-in capital	1,105,631	1,087,203	689,210
Retained earnings (accumulated deficit)	(157,804)	7,963	(41,421)
Notes receivable from stockholders	(9,114)	(9,136)	(10,151)
Accumulated other comprehensive income (loss)	226,699	137,405	(1,646)
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)	(35,727)

Total stockholders’ equity	1,131,658	1,189,653	601,870

Total liabilities and stockholders’ equity	$2,129,447	$2,066,404	$914,170

The accompanying footnotes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Six Months Ended December 31, 2003	Year Ended June 30,
		2003	2002	2001
Revenue	$1,554,431	$3,139,277	$2,367,627	$2,855,824

Costs of service:
Professional compensation	689,770	1,422,691	940,829	1,084,751
Other direct contract expenses	420,444	721,217	592,634	751,951
Lease and facilities charges	61,686	17,592	—	—
Impairment charge	—	—	23,914	7,827
Other costs of service	129,507	262,506	209,398	296,548

Total costs of service	1,301,407	2,424,006	1,766,775	2,141,077

Gross profit	253,024	715,271	600,852	714,747
Amortization of purchased intangible assets	10,651	44,702	3,014	—
Amortization of goodwill	—	—	—	18,176
Goodwill impairment charge	127,326	—	—	—
Selling, general and administrative expenses	273,775	556,097	464,806	475,090

Operating income (loss)	(158,728)	114,472	133,032	221,481
Interest income	646	2,346	3,144	2,386
Interest expense	(7,233)	(15,075)	(2,248)	(17,175)
Gain on sale of assets	—	—	—	6,867
Equity in losses of affiliate and loss on redemption of equity interest in affiliate	—	—	—	(76,019)
Other income (expense), net	2,379	(2,677)	658	(692)

Income (loss) before taxes	(162,936)	99,066	134,586	136,848
Income tax expense	2,831	57,759	81,524	101,897

Income (loss) before cumulative effect of change in accounting principle	(165,767)	41,307	53,062	34,951
Cumulative effect of change in accounting principle, net of tax	—	—	(79,960)	—

Net income (loss)	(165,767)	41,307	(26,898)	34,951
Dividend on Series A Preferred Stock	—	—	—	(31,672)
Preferred stock conversion discount	—	—	—	(131,250)

Net income (loss) applicable to common stockholders	$(165,767)	$41,307	$(26,898)	$(127,971)

Earnings (loss) per share—basic and diluted:
Income (loss) before cumulative effect of change in accounting principle applicable to common stockholders	$(0.86)	$0.22	$0.34	$(1.19)
Cumulative effect of change in accounting principle	—	—	(0.51)	—

Net income (loss) applicable to common stockholders	$(0.86)	$0.22	$(0.17)	$(1.19)

Weighted average shares—basic	193,596,759	185,461,995	157,559,989	107,884,143

Weighted average shares—diluted	193,596,759	185,637,693	158,715,730	107,884,143

The accompanying footnotes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital (Deficit)	Retained Earnings (Accumulated Deficit)	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares Issued	Amount					Shares	Amount
Balance at June 30, 2000	76,880	$759	$(643,415)	$(17,802)	$(5,845)	$(1,272)	—	$—	$(667,575)
Cash dividend on Series A Preferred Stock	—	—	—	(31,672)	—	—	—	—	(31,672)
Issuance of stock in exchange for KPMG LLP’s 0.5% interest in our operating subsidiary	433	4	(4)	—	—	—	—	—	—
Initial public offering proceeds, net of transaction costs	34,244	342	563,150	—	—	—	—	—	563,492
Conversion of preferred stock to common stock	44,607	446	802,475	—	—	—	—	—	802,921
Preferred stock conversion discount	—	—	(131,250)	—	—	—	—	—	(131,250)
Conversion of acquisition obligations	2,455	25	65,337	—	—	—	—	—	65,362
Shares retired	(50)	—	—	—	—	—	—	—	—
Notes receivable from stockholders, including $517 in interest	—	—	—	—	(2,105)	—	—	—	(2,105)
Comprehensive income:
Net income	—	—	—	34,951	—	—	—	—	34,951
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2,012)	—	—	(2,012)

Total comprehensive income	—	—	—	—	—	—	—	—	32,939

Balance at June 30, 2001	158,569	1,576	656,293	(14,523)	(7,950)	(3,284)	—	—	632,112
Exercise of stock options under Long-Term Incentive Plan, including tax benefit of $181	209	2	3,782	—	—	—	—	—	3,784
Transfer of shares in trust to treasury	—	—	—	—	—	—	(999)	—	—
Common stock repurchased	—	—	—	—	—	—	(2,813)	(35,727)	(35,727)
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $995	2,280	23	27,273	—	—	—	—	—	27,296
Compensation recognized under Long-Term Incentive Plan for restricted stock	420	4	1,862	—	—	—	—	—	1,866
Notes receivable from stockholders, including $529 in interest	—	—	—	—	(2,201)	—	—	—	(2,201)
Comprehensive loss:
Net loss	—	—	—	(26,898)	—	—	—	—	(26,898)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,638	—	—	1,638

Total comprehensive loss	—	—	—	—	—	—	—	—	(25,260)

Balance at June 30, 2002	161,478	1,605	689,210	(41,421)	(10,151)	(1,646)	(3,812)	(35,727)	601,870

The accompanying footnotes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock		Additional Paid-in Capital (Deficit)	Retained Earnings (Accumulated Deficit)	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares Issued	Amount					Shares	Amount
Balance at June 30, 2002	161,478	1,605	689,210	(41,421)	(10,151)	(1,646)	(3,812)	(35,727)	601,870
Adjustment relating to notes receivable from stockholders	—	—	(9,068)	8,077	991	—	—	—	—
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $804	3,548	35	27,695	—	—	—	—	—	27,730
Notes receivable from stockholders, including $72 in interest and repayment of loan	—	—	—	—	24	—	—	—	24
Issuance of common stock in connection with acquisition of KPMG Consulting AG (BE Germany)	30,471	305	364,132	—	—	—	—	—	364,437
Restricted stock awards to board of directors	20	—	157	—	—	—	—	—	157
Compensation recognized under Long-Term Incentive Plan for restricted stock, net of tax benefit of $16	—	—	1,546	—	—	—	—	—	1,546
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting	8	—	13,531	—	—	—	—	—	13,531
Forfeiture of restricted stock	(50)	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	41,307	—	—	—	—	41,307
Derivative instruments, net of tax	—	—	—	—	—	411	—	—	411
Foreign currency translation adjustment, net of tax	—	—	—	—	—	138,640	—	—	138,640

Total comprehensive income	—	—	—	—	—	—	—	—	180,358

Balance at June 30, 2003	195,475	1,945	1,087,203	7,963	(9,136)	137,405	(3,812)	(35,727)	1,189,653
Exercise of stock options under Long-Term Incentive Plan, net of tax benefit of $7	9	—	67	—	—	—	—	—	67
Sale of common stock under Employee Stock Purchase Plan, net of tax benefit of $1,033	1,561	16	11,483	—	—	—	—	—	11,499
Notes receivable from stockholders, including $36 in interest and repayment of loan	—	—	—	—	22	—	—	—	22
Restricted stock awards to board of directors	56	—	451	—	—	—	—	—	451
Compensation recognized under Long-Term Incentive Plan for restricted stock, net of tax benefit of $28	—	—	698	—	—	—	—	—	698
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting, net of tax of $928	1,232	12	5,729	—	—	—	—	—	5,741
Forfeiture of restricted stock	(10)	—	—	—	—	—	—	—	—
Forfeiture of Founders’ shares	(28)	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(165,767)	—	—	—	—	(165,767)
Derivative instruments, net of tax	—	—	—	—	—	(79)	—	—	(79)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	89,373	—	—	89,373

Total comprehensive loss									(76,473)

Balance at December 31, 2003	198,295	$1,973	$1,105,631	$(157,804)	$(9,114)	$226,699	(3,812)	$(35,727)	$1,131,658

The accompanying footnotes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended December 31, 2003	Year Ended June 30,
		2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(165,767)	$41,307	$(26,898)	$34,951
Adjustments to reconcile to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	79,960	—
Equity in losses of affiliate and loss on redemption of equity interest in affiliate	—	—	—	76,019
Deferred income taxes	(19,257)	(22,461)	(7,286)	(13,213)
Gain on sale of assets	—	—	—	(6,867)
Debt conversion discount	—	—	—	1,698
Stock awards	7,818	15,217	1,862	—
Impairment of goodwill	127,326	—	—	—
Depreciation and amortization of property and equipment	37,141	71,501	46,306	42,846
Amortization of purchased intangible assets	10,651	44,284	3,014	—
Amortization of goodwill	—	—	—	18,176
Lease and facilities charges	61,686	—	—	—
Impairment charge	—	—	23,914	7,827
Minority interests	—	—	—	140
Changes in assets and liabilities:
Accounts receivable	32,578	1,195	132,054	(51,864)
Unbilled revenue	(97,558)	(26,384)	52,990	59,180
Prepaid expenses and other current assets	(601)	4,198	35,795	(1,190)
Other assets	(11,206)	509	2,999	1,321
Accrued payroll and employee benefits	(42,612)	(42,205)	(47,561)	27,519
Accounts payable and other current liabilities	87,600	50,311	(29,914)	(38,945)
Distribution payable to managing directors	—	—	—	(73,230)
Other liabilities	15,819	16,510	(416)	—

Net cash provided by operating activities:	43,618	153,982	266,819	84,368

Cash flows from investing activities:
Purchases of property and equipment	(34,889)	(126,070)	(50,603)	(74,888)
Businesses acquired, net of cash acquired	—	(422,247)	(33,203)	(13,599)
Investment in affiliate	—	—	—	(9,945)
Purchases of equity investments	—	—	(2,234)	(7,500)

Net cash used in investing activities:	(34,889)	(548,317)	(86,040)	(105,932)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,526	26,927	29,908	563,492
Repurchases of common stock	—	—	(35,727)	—
Proceeds from notes payable	226,271	1,647,045	—	283
Repayment of notes payable	(257,578)	(1,380,595)	(13,512)	(54,670)
Repayment of acquisition obligations	—	—	—	(42,033)
Repayment of Series A Preferred Stock	—	—	—	(378,329)
Increase (decrease) in book overdrafts	8,183	(2,447)	(28,374)	26,563
Repurchase of minority interest in subsidiary	—	—	(2,093)	(1,914)
Notes receivable from stockholders	22	95	(1,672)	(1,588)
Dividends paid on Series A Preferred Stock	—	—	—	(44,754)

Net cash provided by (used in) financing activities:	(12,576)	291,025	(51,470)	67,050

Effect of exchange rate changes on cash and cash equivalents	4,780	2,464	—	—

Net increase (decrease) in cash and cash equivalents	933	(100,846)	129,309	45,486
Cash and cash equivalents—beginning of period	121,790	222,636	93,327	47,841

Cash and cash equivalents—end of period	$122,723	$121,790	$222,636	$93,327

Supplementary cash flow information:
Interest paid	$8,751	$15,355	$1,351	$20,900

Taxes paid	$40,695	$42,255	$62,975	$149,585

Supplemental non-cash investing and financing activities:
Issuance of common stock for business acquisition	$—	$364,437	$—	$—
Acquisition obligations from business acquisition	$—	$—	$—	$42,880
Conversion of acquisition obligations to common stock	$—	$—	$—	$65,362
Conversion of Series A Preferred Stock to common stock	$—	$—	$—	$802,921
Series A Preferred Stock conversion discount	$—	$—	$—	$(131,250)

The accompanying footnotes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. Description of the Business and Basis of Presentation

BearingPoint, Inc. (the “Company”) is a large business consulting, systems integration and managed services firm with approximately 15,000 employees at December 31, 2003 serving Global 2000 companies, medium-sized businesses, government agencies and other organizations. The Company provides business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. The Company’s service offerings are designed to help its clients generate revenue, reduce costs and access the information necessary to operate their business on a timely basis. The Company delivers consulting and systems integration services through industry groups in which it possesses significant industry-specific knowledge. These industry groups consist of Public Services, Communications & Content, Financial Services and Consumer, Industrial and Technology (representing the integration of the former High Technology and Consumer and Industrial Markets industry groups). In addition, the Company has existing multinational operations in North America, Latin America, the Asia Pacific region, and Europe, Middle East and Africa (“EMEA”).

On January 17, 2001, the Company’s board of directors and stockholders approved a reverse stock split of approximately one for 5.045 effective immediately prior to its initial public offering. All share and per share amounts reflect this reverse stock split.

During February 2001, the Company sold approximately 34,200,000 shares of common stock in an initial public offering, and a selling stockholder (KPMG LLP) sold an additional 95,100,000 shares of common stock (including approximately 29,200,000 shares of common stock that were issued in connection with the conversion of the Series A Preferred Stock that was purchased by KPMG LLP), for a total offering of approximately 129,300,000 shares. In connection with the initial public offering, the Company also repurchased approximately 1,400,000 shares of the Series A Preferred Stock for $378,329 in cash, and the remaining shares of Series A Preferred Stock were converted into approximately 15,400,000 shares of common stock. The Company’s proceeds from the initial public offering, net of underwriting discount of $24,655 and the pro rata portion of other expenses of the offering of $28,239, were $563,492. Of the net proceeds, $378,329 was used to repurchase approximately 1,400,000 shares of Series A Preferred Stock, $112,000 was used to repay all the Company’s outstanding indebtedness to KPMG LLP, and $70,000 was used to repay bank loans.

On February 2, 2004, the Company’s board of directors approved a change in the Company’s fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. As a requirement of this change, the consolidated financial statements include presentation of the transition period beginning on July 1, 2003 and ending on December 31, 2003.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The following table presents certain financial information for the six months ended December 31, 2003 and 2002, respectively.

	Six Months Ended December 31,
	2003	2002
		(unaudited)
Revenue	$1,554,431	$1,540,272

Costs of service:
Professional compensation	689,770	689,009
Other direct contract expenses	420,444	341,663
Lease and facilities charge	61,686	2,265
Other costs of service	129,507	139,001

Total costs of service	1,301,407	1,171,938

Gross profit	253,024	368,334
Amortization of purchased intangible assets	10,651	19,334
Goodwill impairment charge	127,326	—
Selling, general and administrative expenses	273,775	283,581

Operating income (loss)	(158,728)	65,419
Interest/Other income (expense), net	(4,208)	(4,615)

Income (loss) before taxes	(162,936)	60,804
Income tax expense	2,831	33,944

Net income (loss)	$(165,767)	$26,860

Earnings (loss) per share—basic and diluted	$(0.86)	$0.15

Weighted average shares—basic	193,596,759	180,278,748

Weighted average shares—diluted	193,596,759	180,408,595

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Certain of the Company’s consolidated foreign subsidiaries within EMEA and the Asia Pacific region report their results of operations on a one-month lag.

Reclassifications

To conform to current period presentation, book overdrafts for all prior periods have been reclassified from cash and cash equivalents to other current liabilities on the consolidated balance sheets. In addition, book overdrafts for all prior periods have been presented as a financing activity on the consolidated statements of cash flows.

Certain other prior period amounts have also been reclassified to conform to current period presentation. Such reclassifications were immaterial to the consolidated financial statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Segments

Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. Through fiscal year 2002, the Company conducted operations within five reportable segments. The Company’s reportable segments were representative of the five major industry groups in which the Company had industry-specific knowledge. Upon completion of a series of international acquisitions during the first quarter of fiscal year 2003, the Company established three international operating segments (EMEA and the Asia Pacific and Latin America regions). Effective July 1, 2003, the Company combined its Consumer and Industrial Markets and High Technology industry groups to form the Consumer, Industrial and Technology industry group. For the six months ended December 31, 2003, the Company has seven reportable segments in addition to the Corporate/Other category (which consists primarily of infrastructure costs). Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss and total assets for each reportable segment. Prior year segment information has been reclassified to reflect current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Management’s estimates and assumptions are derived from and continually evaluated based upon available information, judgment and experience. Management’s estimates and assumptions include, but are not limited to, estimates of collectibility of accounts receivable and unbilled revenue, costs to complete engagements, the realizability of goodwill and other intangible assets, accrued liabilities and other reserves, income taxes and other factors. Management has exercised reasonableness in deriving these estimates. However, actual results could differ from these estimates.

Revenue Recognition

The Company earns revenue from a range of consulting services, including, but not limited to, business and technology strategy, systems design, architecture, applications implementation, network infrastructure, systems integration and managed services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to the clients as of the balance sheet date. Management anticipates that the collection of these amounts will occur within one year of the balance sheet date, with the exception of approximately $19,100 related to various long-term government agencies’ contracts. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

Services: The Company enters into long-term, fixed-price, time-and-materials, and cost-plus contracts to design, develop or modify multifaceted client-specific information technology systems. Such arrangements represent a significant portion of the Company’s business and are accounted for in accordance with AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Arrangements accounted for under SOP 81-1 must have a binding, legally enforceable contract in place before revenue can be recognized. Revenue under fixed-price contracts is generally recognized using the percentage-of-completion method based upon costs to the client incurred as a percentage of the total estimated

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

costs to the client. Revenue under time-and-materials contracts is based on fixed billable rates for hours delivered plus reimbursable costs. Revenue under cost-plus contracts is recognized based upon reimbursable costs incurred plus estimated fees earned thereon.

The Company also enters into fixed-price and time-and-materials contracts to provide general business consulting services, including, but not limited to, systems selection or assessment, feasibility studies, and business valuation and corporate strategy services. Such arrangements are accounted for in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” as amended by SAB No. 104, “Revenue Recognition.” Revenue from such arrangements is recognized when: i) there is persuasive evidence of an arrangement, ii) the fee is fixed or determinable, iii) services have been rendered and payment has been contractually earned, and iv) collectibility of the related receivable or unbilled revenue is reasonably assured.

The Company periodically performs reviews of estimated revenue and costs on all of its contracts at an individual engagement level to assess if they are consistent with initial assumptions. Any changes to estimates are recognized on a cumulative catch-up basis in the period in which the change is identified. Losses on contracts are recognized when identified. Circumstances that could potentially result in contract losses over the life of the contract include decreases in volumes of transactions or other inputs/outputs on which the Company is paid, failure to deliver agreed benefits, variances from planned internal/external costs to deliver its services, and other factors affecting revenues and costs. Additionally, the Company enters into arrangements in which it manages, staffs, maintains, hosts or otherwise runs solutions and systems provided to the client. Revenue from these types of arrangements is typically recognized on a ratable basis as earned over the term of the service period.

Software: The Company enters into a limited number of software licensing arrangements. The Company recognizes software license fee revenue in accordance with the provisions of SOP 97-2, “Software Revenue Recognition” and its related interpretations. Software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, and consulting and training services. The aggregate arrangement fee is allocated to each of the undelivered elements based upon vendor-specific evidence of fair value (“VSOE”), with the residual of the arrangement fee allocated to the delivered elements. VSOE for each individual element is determined based upon prices charged to customers when these elements are sold separately. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met: i) persuasive evidence of an arrangement exists, ii) delivery of the product has occurred, iii) the license fee is fixed or determinable, and iv) collectibility of the related receivable is probable. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the term of the support period. Fees allocated to other services are recognized as revenue as the services are performed. Revenue from monthly license charge or hosting arrangements is recognized on a subscription basis over the period in which the client uses the product.

Multiple-Element Arrangements for Service Offerings: In certain arrangements, the Company enters into contracts that include the delivery of a combination of two or more of its service offerings. Such arrangements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with the Company’s revenue recognition policy, for each element.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Costs of Service

Costs of service generally include professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving the Company’s client base. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including costs associated with reductions in workforce). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Most of the Company’s research and development activities have been incurred pursuant to specific client contracts and, accordingly, have been expensed as costs of service as incurred.

Lease and Facilities Charges

The lease and facilities charges represent the fair value of future lease obligations (net of estimated sublease income), the unamortized cost of fixed assets and the other costs incurred associated with the Company’s office space reduction efforts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force, and other functions related to managing and growing the Company’s business. Advertising costs are expensed when advertisements are first placed or run. Advertising expense totaled $5,722 for the six months ended December 31, 2003 and $38,944, $12,215 and $8,979 for the years ended June 30, 2003, 2002 and 2001, respectively. Included in advertising expense for the year ended June 30, 2003 is $28,211 in costs associated with the Company’s rebranding initiative.

Cash Equivalents

Cash equivalents consist of demand deposits and highly liquid investments with insignificant interest rate risks and original maturities of three months or less at the time of acquisition. The Company’s cash equivalents consist of money market investments of $0, $18,900 and $153,800 at December 31, 2003, June 30, 2003 and June 30, 2002, respectively.

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

Periodically, the Company reviews accounts receivable to reassess its estimates of collectibility. The Company provides valuation reserves for bad debts based on specific identification of likely and probable losses. In addition, the Company provides valuation reserves for estimates of aged receivables that may be written off, based upon historical experience. These valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Circumstances that could cause the Company’s valuation reserves to increase include changes in its clients’ liquidity and credit quality, other factors negatively impacting its clients’ ability to pay their obligations as they come due, and the quality of its collection efforts.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The Company’s Public Services industry group has a significant portion of their engagements performed on a fixed-price or fixed-rate basis and derives revenue from departments and agencies of the U.S. government. While most of the Company’s government agency clients have the ability to unilaterally terminate their contracts, the Company’s relationships are generally not with political appointees, and the Company has not typically experienced a loss of federal government projects with a change of administration. U.S. government revenue accounted for 27.3%, 22.9%, 25.6% and 16.9% of the Company’s revenue for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001, respectively. Receivables due from the U.S. government were $70,035, $56,689 and $69,339 at December 31, 2003 and June 30, 2003 and 2002, respectively. Unbilled revenue due from the U.S. government was $25,633, $21,772 and $23,283 at December 31, 2003 and June 30, 2003 and 2002, respectively.

Property and Equipment

Equipment, furniture and leasehold improvements are recorded at cost less allowances for depreciation and amortization. The cost of software purchased or developed for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation is generally provided for all classes of assets for financial statement purposes using the straight-line method over the estimated useful lives of the assets, and both the straight-line and accelerated methods for income tax purposes. Equipment and furniture are depreciated over three to seven years. Leasehold improvements are amortized over the lesser of the remaining term of the respective lease or the expected life of the asset. Software purchased or developed for internal use is amortized over an estimated useful life ranging to five years. When assets are sold or retired, the Company removes the asset cost and related accumulated depreciation from the balance sheet, and records any associated gain or loss in the consolidated statement of operations.

Goodwill and Other Intangible Assets

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets acquired. Goodwill is not amortized but instead tested for impairment at least annually. The Company performs this review annually on April 1 or whenever events or significant changes in circumstances indicate that the carrying value may not be recoverable. Events or circumstances that might require the need for more frequent tests include, but are not limited to: the loss of a number of significant clients, the identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, or a significant adverse change in business climate or regulations. The first step of the impairment test is a comparison of the fair value of a reporting unit to its carrying value. Reporting units are the Company’s North American industry groups and the international geographic segments. The fair value of a reporting unit is estimated using the Company’s projections of discounted future operating cash flows of the unit. Goodwill allocated to a reporting unit whose fair value is equal to or greater than its carrying value is not impaired and no further testing is required. A reporting unit whose fair value is less than its carrying value requires a second step to determine whether the goodwill allocated to the unit is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of a reporting unit’s goodwill is determined by allocating the fair value of the entire reporting unit to the assets and liabilities of that unit, including any unrecognized intangible assets, based on fair value. The excess of the fair value of the entire reporting unit over the amounts allocated to the identifiable assets and liabilities of the unit is the implied fair value of the reporting unit’s goodwill. Goodwill of a reporting unit is impaired when its carrying value exceeds its implied fair value. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified. For additional information regarding goodwill, see Note 5, “Goodwill and Other Intangible Assets.”

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Other identifiable intangible assets include finite-lived purchased intangible assets, which primarily consist of market rights, order backlog, customer contracts and related customer relationships, and trade name. Finite- lived purchased intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from one to five years.

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

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at period end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income (loss) in consolidated stockholders’ equity.

Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using weighted average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within other income (expense) in the consolidated statement of operations. Net foreign currency transaction gains were $1,019 for the six months ended December 31, 2003 and $658 for the fiscal year ended June 30, 2002. Net foreign currency transaction losses were $2,689 and $552 for the fiscal years ended June 30, 2003 and 2001, respectively.

Fair Value of Financial Instruments

The Company has calculated the fair value of its financial instruments using a variety of factors and assumptions. Accordingly, the fair value may not represent actual values of the financial instruments that could have been realized at December 31, 2003 or at June 30, 2003 or 2002, or that will be realized in the future and do not include expenses that could be incurred in an actual sale or settlement.

The calculated fair value of the Company’s notes payable (including current portion) was $260,190 at December 31, 2003, and $296,675 and $1,846 at June 30, 2003 and 2002, respectively. The carrying value of the Company’s notes payable (including current portion) was $248,228 at December 31, 2003, and $277,176 and $1,846 at June 30, 2003 and 2002, respectively.

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

Pension and Postretirement Benefits

The Company offers pension and postretirement medical benefits to certain employees. Pension plans include both funded and unfunded noncontributory defined benefit pension plans. The Company uses the actuarial models required by Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” to account for its pension plans. The postretirement medical plan is accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires the Company to accrue for future postretirement medical benefits. For additional information regarding postretirement benefits, see Note 19, “Employee Benefit Plans.”

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required assuming the Company had accounted for its stock-based awards to employees under the fair value method and amortized as a charge to earnings the estimated fair value of options and other stock awards over the awards’ vesting period. The weighted average fair value of stock options granted during the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001 were $5.41, $6.20, $8.64 and $12.45, respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price Expected Volatility	Risk-Free Interest Rate	Expected Life	Expected Dividend Yield
Six months ended December 31, 2003	69.38%	3.47%	6	—
Year ended June 30, 2003	70.76%	2.96%	6	—
Year ended June 30, 2002	69.00%	4.37%	6	—
Year ended June 30, 2001	81.25%	5.31%	5	—

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The fair value of the Company’s common stock purchased under the Employee Stock Purchase Plan (“ESPP”) was estimated for the six months ended December 31, 2003 and for the fiscal years ended June 30, 2003, 2002 and 2001 using the Black-Scholes option-pricing model and an expected volatility of 70.0%, risk free interest rates ranging from 1.03% to 4.77%, an expected life ranging from six to eighteen months, and an expected dividend yield of zero. The weighted average fair value of shares purchased under the Employee Stock Purchase Plan was $2.74, $6.59 and $6.88 for the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, respectively.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value method for the six months ended December 31, 2003 and the fiscal years ended June 30, 2003, 2002, and 2001:

	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Net income (loss)	$(165,767)	$41,307	$(26,898)	$34,951
Dividend on Series A Preferred Stock	—	—	—	(31,672)
Preferred stock conversion discount	—	—	—	(131,250)

Net income (loss) applicable to common stockholders	(165,767)	41,307	(26,898)	(127,971)
Add back:
Total stock-based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	4,624	9,001	1,101	—
Deduct:
Total stock-based compensation expense recorded under fair value method for all stock awards, net of tax effects	(49,099)	(94,292)	(98,551)	(79,016)

Pro forma net loss	$(210,242)	$(43,984)	$(124,348)	$(206,987)

Earnings (loss) per share:
Basic and diluted—as reported	$(0.86)	$0.22	$(0.17)	$(1.19)

Basic and diluted—pro forma	$(1.09)	$(0.24)	$(0.79)	$(1.92)

Recently Adopted Accounting Pronouncements

In November 2002, the EITF issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Issue 00-21 limits the amount of revenue that can be allocated to a delivered element to the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenue allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenue becomes non-contingent. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle. Effective July 1, 2003, the Company adopted Issue 00-21 on a prospective basis. The adoption of Issue 00-21 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and was otherwise effective for the quarter ended September 30, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN No. 46 (R) in December 2003. FIN No. 46 (R) requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risk among the parties involved. The provisions of FIN No. 46 (R) are effective immediately for those variable interest entities created after January 31, 2003. The provisions were effective for the quarter ended September 30, 2003 for those variable interest entities held prior to February 1, 2003. The Company does not currently have any variable interest entities as defined in FIN No. 46 (R). Consequently, the adoption of FIN No. 46 (R) had no material impact on the Company’s results of operations, financial position or cash flows.

3. Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Net income (loss) applicable to common stockholders before cumulative effect of change in accounting principle	$(165,767)	$41,307	$53,062	$(127,971)
Cumulative effect of change in accounting principle, net of tax	—	—	(79,960)	—

Adjusted net income (loss) applicable to common stockholders	$(165,767)	$41,307	$(26,898)	$(127,971)

Weighted average shares outstanding—basic	193,596,759	185,461,995	157,559,989	107,884,143
Assumed exercise of stock options	—	175,698	1,155,741	—

Weighted average shares outstanding—diluted	193,596,759	185,637,693	158,715,730	107,884,143

Earnings (loss) per share—basic and diluted	$(0.86)	$0.22	$(0.17)	$(1.19)

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 56,748,235, 45,733,510, 18,814,559 and 27,351,257 for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

4. Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2003	June 30,
		2003	2002
Property and equipment:
Internal-use software	$186,792	$161,809	$93,948
Equipment	151,960	185,664	154,452
Leasehold improvements	68,144	61,493	29,516
Furniture	37,360	37,783	12,743

Total property and equipment	444,256	446,749	290,659

Accumulated depreciation and amortization:
Internal-use software	(82,717)	(58,377)	(28,507)
Equipment	(121,860)	(154,835)	(125,049)
Leasehold improvements	(29,194)	(20,714)	(6,996)
Furniture	(7,144)	(4,038)	(4,179)

Total accumulated depreciation and amortization	(240,915)	(237,964)	(164,731)

Property and equipment, net	$203,341	$208,785	$125,928

Depreciation and amortization expense related to property and equipment recorded in other costs of service and selling, general and administrative expenses was $15,810 and $21,331, respectively, for the six months ended December 31, 2003, $41,077 and $30,588, respectively, for the year ended June 30, 2003, $26,483 and $19,997, respectively, for the year ended June 30, 2002, and $37,637 and $2,109, respectively, for the year ended June 30, 2001. During the six months ended December 31, 2003, the Company disposed of certain property and equipment with a historical cost of $44,786 and accumulated depreciation of $43,415, resulting in a loss on disposal of $1,371.

During the fiscal year ended June 30, 2003, the Company recorded a change in estimate that decreased the expected remaining useful life of certain systems applications used as part of its infrastructure operations. The change in estimate was a result of the Company’s continued build-out of certain infrastructure functions scheduled to be completed in the second quarter of calendar year 2004, which upon completion will replace the existing applications. This change in estimate resulted in a charge to net income of $3,549 (net of tax) or $0.02 per share for the six months ended December 31, 2003 and $4,732 (net of tax) or $0.03 per share for the year ended June 30, 2003.

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

Net income (loss), and basic and diluted net earnings (loss) per share for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001, respectively, are set forth below as if

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

accounting for goodwill and other intangible assets had been accounted for in the same manner for all periods presented. The adjustment of previously reported net income (loss) and earnings (loss) per share represents the recorded amortization of goodwill and indefinite-lived purchased intangibles.

	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Reported income (loss) before cumulative effect of change in accounting principle	$(165,767)	$41,307	$53,062	$34,951
Add back goodwill amortization, net of tax	—	—	—	14,759

Adjusted income (loss) before cumulative effect of change in accounting principle	(165,767)	41,307	53,062	49,710
Cumulative effect of change in accounting principle, net of tax	—	—	79,960	—

Adjusted net income (loss)	(165,767)	41,307	(26,898)	49,710
Dividend on Series A Preferred Stock	—	—	—	(31,672)
Preferred stock conversion discount	—	—	—	(131,250)

Adjusted net income (loss) applicable to common stockholders	$(165,767)	$41,307	$(26,898)	$(113,212)

Earnings (loss) per share—basic and diluted:
Reported income (loss) before cumulative effect of change in accounting principle applicable to common stockholders	$(0.86)	$0.22	$0.34	$(1.19)
Add back goodwill amortization, net of tax	—	—	—	0.14

Adjusted income (loss) before cumulative effect of change in accounting principle applicable to common stockholders	(0.86)	0.22	0.34	(1.05)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.51)	—

Adjusted net income (loss) applicable to common stockholders	$(0.86)	$0.22	$(0.17)	$(1.05)

Weighted average shares—basic	193,596,759	185,461,995	157,559,989	107,884,143

Weighted average shares—diluted	193,596,759	185,637,693	158,715,730	107,884,143

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The changes in the carrying amount of goodwill, at the reporting unit level, for the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 are as follows:

	Balance June 30, 2003	Additions	Impairment Charge	Other (a)	Balance December 31, 2003
Public Services	$23,581	$—	$—	$—	$23,581
Communications & Content	24,357	—	—	—	24,357
Financial Services	9,210	—	—	—	9,210
Consumer, Industrial and Technology	39,831	—	—	—	39,831
EMEA	863,810	—	(127,326)	78,097	814,581
Asia Pacific	63,034	—	—	5,626	68,660
Latin America	805	—	—	(5)	800
Corporate/Other	202	—	—	—	202

Total	$1,024,830	$—	$(127,326)	$83,718	$981,222

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments primarily related to fluctuation in the Euro.

	Balance June 30, 2002	Additions	Other (a)	Balance June 30, 2003
Public Services	$11,537	$12,044	$—	$23,581
Communications & Content	8,509	15,848	—	24,357
Financial Services	2,871	6,339	—	9,210
Consumer, Industrial and Technology	10,671	29,160	—	39,831
EMEA	10,750	730,706	122,354	863,810
Asia Pacific	43,123	17,642	2,269	63,034
Latin America	—	746	59	805
Corporate/Other	202	—	—	202

Total	$87,663	$812,485	$124,682	$1,024,830

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments primarily related to fluctuation in the Euro.

	Balance June 30, 2001	Additions	Transitional Impairment Charge	Other (a)	Balance June 30, 2002
Public Services	$12,218	$—	$—	$(681)	$11,537
Communications & Content	9,616	—	—	(1,107)	8,509
Financial Services	3,013	—	—	(142)	2,871
Consumer, Industrial and Technology	12,141	—	—	(1,470)	10,671
EMEA	31,222	—	(20,563)	91	10,750
Asia Pacific	22,925	37,339	(14,940)	(2,201)	43,123
Latin America	44,457	—	(44,457)	—	—
Corporate/Other	185	—	—	17	202

Total	$135,777	$37,339	$(79,960)	$(5,493)	$87,663

(a)	Other relates primarily to the reversal of deferred taxes on assembled workforce no longer required due to the adoption of SFAS No. 142.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

During the six-month period ended December 31, 2003 the Company determined that a triggering event had occurred in the EMEA reporting unit, causing the Company to perform a goodwill impairment test. The triggering event resulted from adverse changes in the business climate affecting the Company’s EMEA operations, which caused the Company’s operating profit and cash flows for the EMEA operating segment to be lower than expected for the six months ended December 31, 2003. In response to the challenging economic environment in Europe, the Company revised its EMEA growth expectations and anticipated operational efficiencies for the next five years. As a result of the impairment test, a goodwill impairment loss of $127,326 ($0.66 per share) was recognized in the EMEA reporting unit since the carrying amount of the reporting unit was greater than the revised fair value of the reporting unit (as determined using the expected present value of future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. The Company also determined that there were no triggering events within our other reporting units that would have required further valuation analysis of goodwill.

Additions to goodwill and identifiable intangible assets during the year ended June 30, 2003 resulted primarily from the acquisition of KPMG Consulting AG and acquisitions of various global Andersen Business Consulting practices (See Note 6). Other changes to goodwill consist primarily of foreign currency translation adjustments.

Identifiable intangible assets include finite-lived intangible assets, which primarily consist of market rights, order backlog, customer contracts and related customer relationships. Identifiable intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from one to five years. Identifiable intangible assets consist of the following:

	December 31, 2003	June 30,
		2003	2002
Other intangible assets:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	$60,822	$56,030	$1,208

Market-related intangibles:
Market rights	12,017	12,017	12,017
Trade name	1,811	1,654	—

Total market-related intangibles	13,828	13,671	12,017

Total other intangibles	74,650	69,701	13,225
Accumulated amortization:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	(59,380)	(45,320)	(1,039)

Market-related intangibles:
Market rights	(5,924)	(4,607)	(1,975)
Trade name	(1,190)	(891)	—

Total market-related	(7,114)	(5,498)	(1,975)

Total accumulated amortization	(66,494)	(50,818)	(3,014)

Other intangible assets, net	$8,156	$18,883	$10,211

Amortization expense related to identifiable intangible assets was $10,651, $44,702, $3,014, and $0 for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001, respectively. Amortization expense related to identifiable intangible assets for each of the next three years is estimated to be $3,803 in 2004, $2,751 in 2005, and $1,602 in 2006.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

6. Acquisitions

KPMG Consulting AG

On August 22, 2002, as part of the significant expansion in its international presence, the Company acquired 100% of the outstanding shares of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)) pursuant to a share purchase agreement for $651,906. The purchase of BE Germany was paid for through the issuance of 30,471,309 shares of common stock to the sellers at $11.96 per share, $273,583 in cash to the sellers, and $13,780 in acquisition related transaction costs. BE Germany’s operations consist primarily of consulting practices in Germany, Switzerland and Austria. The allocation of the purchase price to assets acquired and liabilities assumed was as follows:

Allocation of Purchase Price
Current assets	$138,332
Goodwill	648,021
Purchased intangibles	41,019
Acquired software	8,015
Other long-lived assets	15,750

Total assets	851,137
Current liabilities	(154,149)
Long-term liabilities	(45,082)

Total purchase price	$651,906

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

In December 2002, in connection with the acquisition of the BE Germany business, the Company announced a reduction of its workforce by approximately 700 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to this workforce reduction totaled $27,445 and has been accounted for as part of the acquisition of BE Germany. As of December 31, 2003, the entire liability has been disbursed.

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

The unaudited pro forma financial information above reflects the following adjustments to the historical consolidated financial statements for the years ended June 30, 2003 and 2002: amortization expense on purchased intangible assets consisting of backlog and trade name in the amount of $1,678 (net of tax) and $20,136 (net of tax), respectively; interest expense associated with the debt financing of the Company’s acquisition of BE Germany of $360 (net of tax) and $4,530 (net of tax), respectively; and an increase in the number of weighted average common shares outstanding of 4,257,635 and 30,471,309, respectively, as a result of including shares issued as consideration for the equity portion of the purchase price.

Andersen Business Consulting Practices

During the first quarter of the year ended June 30, 2003, the Company entered into a series of acquisitions (all of the transactions referred to below are accounted for as purchase business acquisitions and will therefore be referred to as “acquisitions”) of Andersen Business Consulting practices around the world, in order to expand the Company’s global presence. The acquisitions included practices from the United States, Spain, Japan, France, Brazil, Switzerland, Norway, Finland, Sweden, Singapore, South Korea and Peru. The Company also acquired the business consulting practice of Ernst & Young in Brazil and the consulting unit of the KPMG International member firm in Finland during the second quarter of the year ended June 30, 2003. The aggregate purchase price of the acquisitions, paid in cash, totaled $137,522, including $8,911 related to transaction costs. The allocation of the aggregate purchase price was $149,135 to goodwill, $6,127 to purchased intangibles and approximately $17,700 of net liabilities assumed, primarily employee-related.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The significance of the goodwill balance is primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer related intangible assets for order backlog, customer contracts and related customer relationships of $6,127 (12-month weighted average useful life). Goodwill of $63,391 relating to the acquisition of the Andersen Business Consulting practice in the United States is expected to be deductible for tax purposes. Goodwill is generally not deductible for tax purposes outside the United States.

The results of operations for each of the acquisitions in the European region have been included in the consolidated financial results beginning on the consummation date of each acquisition. The results of operations for each of the acquisitions in the Asia Pacific and Latin America regions have been included in the consolidated financial results beginning in the month following the consummation date of each acquisition and in certain locations reported on a one-month lag.

In connection with the acquisitions of certain European Andersen Business Consulting practices (primarily within France, Spain and Switzerland), the Company reduced its workforce by approximately 240 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to these workforce reductions totaling $11,705 have been accounted for as part of the acquisitions. As of December 31, 2003, the entire liability has been disbursed.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

7. Notes Payable

Notes payable consists of the following:

	December 31, 2003	June 30,
		2003	2002
Current portion (a):
Yen-denominated term loan (January 31, 2003)	$6,230	$5,576	$—
Yen-denominated term loan (June 30, 2003)	3,115	2,788	—
Trade notes payable	—	—	1,846

Total current portion	9,345	8,364	1,846

Long-term portion:
Senior notes	220,000	220,000	—
Yen-denominated term loan (January 31, 2003)	9,308	11,119	—
Yen-denominated term loan (June 30, 2003)	4,654	5,559	—
Line of credit	4,000	31,511	—
Other	921	623	—

Total long-term portion	238,883	268,812	—

Total notes payable	$248,228	$277,176	$1,846

(a)	The weighted average interest rates on the current portion of notes payable as of December 31, 2003 and June 30, 2003 and 2002 were 1.50%, 1.50% and 9.41%, respectively.

On May 29, 2002, the Company entered into a new credit agreement with a commercial lender, which provides the Company with a revolving credit facility in an aggregate principle balance not to exceed $250,000. This credit agreement replaced the Company’s prior revolving credit agreements, which had totaled $200,000. The funds available under the credit arrangement may be used for general corporate purposes, for working capital, and for acquisitions subject to certain restrictions. The revolving credit facility expires on May 29, 2005. The outstanding balance under the credit facility was $4,000 and $31,511 as of December 31, 2003 and June 30, 2003, respectively. There were no outstanding balances under the respective revolving credit facilities as of June 30, 2002. The credit agreement provides for the issuance of letters of credit, in the aggregate amount not to exceed $30,000, with a maximum maturity of twelve months from the date of issuance. The Company had $20,000 and $108 outstanding letters of credit as of December 31, 2003 and June 30, 2002, respectively. The Company had no outstanding letters of credit under the respective credit agreement as of June 30, 2003.

The credit agreement restricts the Company’s ability to pay dividends and incur additional indebtedness. The credit agreement also requires the Company to maintain certain levels of fixed charge coverage and net worth, while limiting its leverage ratio to certain levels.

Interest on borrowings under the credit agreement is determined, at the Company’s option, based on the prime rate, the LIBOR rate plus a margin ranging from 0.875% to 1.625% or the “Libo” (as defined therein) plus a margin ranging from 0.875% to 1.625%. There are commitment fees ranging from 0.20% to 0.275% for the revolving credit. The interest rate margins and the commitment fees vary based on the Company’s leverage ratio at quarter-end.

On May 23, 2003, the Company amended the May 22, 2000 receivables purchase agreement (previously amended on May 29, 2002) with an issuer of receivables-backed commercial paper in an amount not to exceed

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

$150,000. The Company has the option to sell, on an ongoing basis and without recourse, an undivided percentage interest in designated pools of accounts receivable. In connection with the receivables purchase agreement, the Company has granted a security interest in certain accounts receivable. To maintain the balance in the designated pools of accounts receivable sold, the Company is obligated to sell undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $150,000 of an undivided interest in accounts receivable through May 21, 2004, subject to an annual renewal. There was no outstanding balance on the accounts receivable purchase agreement at December 31, 2003, June 30, 2003 and June 30, 2002. Interest on borrowings under the receivables purchase agreement is based on a variable commercial paper rate plus 0.4%. There is a commitment fee of 0.225% on the unused balance.

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

On August 30, 2003, a subsidiary of the Company extended its yen-denominated revolving line of credit facility and overdraft line of credit facility dated December 16, 2002. The renewed agreement includes a yen-denominated revolving line of credit facility with an aggregate principal balance not to exceed 1.35 billion yen (approximately $12,591 as of December 31, 2003) and an overdraft line of credit facility with an aggregate principal balance not to exceed 0.50 billion yen (approximately $4,663 as of December 31, 2003). Borrowings under the revolving line of credit agreement accrue interest of TIBOR plus 0.90% and borrowings under the overdraft line of credit facility accrue interest of TIBOR plus 1.30%. Borrowings under the revolving line of credit and overdraft line of credit facilities are used to finance working capital for the Company’s Japanese operations. These facilities are unsecured, do not contain financial covenants, and are not guaranteed by the Company. These facilities mature on August 31, 2004. At December 31, 2003 and June 30, 2003, there were no borrowings outstanding under the revolving line of credit facility and overdraft line of credit facility.

On January 31, 2003, a subsidiary of the Company entered into a new 2 billion yen-denominated term loan. This term loan is in addition to the 1.35 billion yen-denominated line of credit and 0.50 billion yen-denominated overdraft line of credit facilities described above. Borrowings under the term loan accrue interest at six month TIBOR plus 1.4% (1.5% as of December 31, 2003). Scheduled principal payments are every six months beginning July 31, 2003 through July 31, 2005 in the amount of 334 million yen and include a final payment of 330 million yen on January 31, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by the Company. At December 31, 2003, the balance outstanding under the 2 billion yen-denominated term loan is 1.67 billion yen (approximately $15,538).

On June 30, 2003, a subsidiary of the Company entered into a new 1 billion yen-denominated term loan. This term loan is in addition to the 2 billion yen-denominated term loan, the 1.35 billion yen-denominated line of

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

credit and the 0.50 billion yen-denominated overdraft line of credit facilities described above. Borrowings under the term loan accrue interest at six month TIBOR plus 1.4% (1.5% as of December 31, 2003). Scheduled principal payments are every six months beginning December 31, 2003 through December 31, 2005 in the amount of 167 million yen and include a final payment of 165 million yen on June 30, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by the Company. At December 31, 2003, the balance outstanding under the 1 billion yen-denominated term loan is 833 million yen (approximately $7,769).

The following is a schedule of annual maturities on notes payable as of December 31, 2003 for each of the next five calendar years:

Year	Amount
2004	$9,345
2005	42,345
2006	51,538
2007	145,000
2008	—

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

During the fiscal year ended June 30, 2003, the Company replaced its $220,000 short-term revolving credit facility used to finance recent acquisitions with fixed rate debt. In anticipation of this refinancing, the Company entered into treasury rate locks on $125,000 of five-year debt. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were designated as highly effective cash flow hedges. On November 6, 2002, the treasury locks were settled resulting in a gain of $787, which is being amortized into interest expense over the term of the debt. The gain on the treasury locks converts fixed rate cash flows from 6.71% to approximately 6.56% on $125,000 of the debt.

The accumulated unamortized gain related to the treasury locks included in other accumulated comprehensive income as of December 31, 2003 was approximately $616, of which approximately $157 will be reclassified into interest expense over the next twelve months.

9. Accrued Payroll and Employee Benefits

Accrued payroll and employee benefits consist of the following:

	December 31, 2003	June 30,
		2003	2002
Accrued compensated absences	$91,629	$109,582	$76,102
Payroll related taxes	37,688	29,188	10,110
Other	46,513	74,276	44,342

Total	$175,830	$213,046	$130,554

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

10. Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2003	June 30,
		2003	2002
Acquisition obligation (see Note 11)	$15,961	$17,566	$16,653
Book overdrafts	24,775	16,592	19,039
Other	85,639	75,905	50,040

Total	$126,375	$110,063	$85,732

11. Acquisition Obligations

On May 27, 1999, KPMG LLP acquired all of the voting common stock of Softline Consulting & Integrators, Inc., a systems integration company, and entered into an agreement to acquire all of the Softline nonvoting common stock for not less than $65,000. The $65,000 acquisition obligation for the nonvoting common stock of Softline accrues interest at 6% per annum, and was due by its terms at the earlier of a demand by a majority vote of the nonvoting shareholders, or May 8, 2000. In the event the Company had provided notice of an IPO on or before May 8, 2000, the nonvoting shareholders would have had the right to convert the acquisition obligation of $65,000, plus accrued interest, into the Company’s common shares at a conversion price equal to the IPO price less the underwriter’s per share discount. This obligation was not retired at its maturity. The Company and the counterparties to this agreement entered into an agreement in August 2000, pursuant to which $33,980 of this obligation was repaid in cash, $7,020 was retired through the cancellation of short-term notes due from the counterparties and $9,000 was settled in November 2000 ($3,000 in cash and 326,024 shares of the Company’s common stock). The remaining obligation of $15,000 plus interest at 6% per annum, included in other current liabilities, is payable upon the ultimate resolution of specific contingencies relating to the Softline acquisition and will be paid through the issuance of shares of the Company’s common stock, valued for such settlement purposes at the IPO price less the underwriting discount or, at the election of the counterparties, through the issuance of cash equal to the current market price of the Company’s common stock for up to 30% of the shares otherwise issuable, with the remainder payable in shares valued at the IPO price. The 30% portion of the liability that, at the election of the counterparties, can be settled in either cash or in shares of the Company’s common stock represents a derivative feature. Accordingly, the 30% portion of the liability is marked to market each reporting period based on the changes in the intrinsic value of the underlying equity shares. Any change in the value of the underlying shares is recorded as a component of interest expense.

12. Collaboration Agreement

In August 1997, the Company entered into a collaboration agreement with Microsoft Corporation. Under this agreement, the Company developed a broad portfolio of services and solutions to enable the rapid deployment of Microsoft products. Microsoft paid the Company $15,000. The agreement requires the Company to train a specified number of consultants to be proficient in Microsoft products, and to participate in joint marketing efforts with Microsoft. Revenue of $5,000 was recognized as training and other costs associated with the agreement were incurred. Revenue was not recognized for the remaining $10,000 due to a minimum royalty liability of $10,000 associated with the agreement. The agreement requires the Company to pay Microsoft royalties on certain net revenue for business relating to Microsoft products. The royalty period ends on the earlier of the date on which the Company makes the minimum aggregate royalty payment of $10,000 or June 30, 2006. If aggregate payments on June 30, 2006 are less than $10,000, the Company is obligated to make final payment for the difference, one-half of which is due on June 30, 2006 and the remaining one-half is due on June 30, 2007.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Royalty payments of $623 were made during the year ended June 30, 2001. No royalty payments were made during the six months ended December 31, 2003 or the years ended June 30, 2003 and 2002. The remaining liability of $9,377 is included in other liabilities (non current).

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

Transition Services Provided By KPMG LLP: As described in Note 18, “Transactions with Related Parties,” when the Company terminates infrastructure services provided by KPMG LLP under the transition services agreement, it is potentially liable for the payment of termination costs, as defined in the agreement, incurred by KPMG LLP in connection with winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement (which terminated on February 8, 2004 for most non-technology services and terminates no later than February 8, 2005 for technology-related services and limited non-technology services), the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to the Company), and the Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services.

In fiscal year 2002, the Company terminated certain human resources, knowledge management, office support services, purchasing and training services for which $1,000 in termination costs was paid to KPMG LLP. In August 2002, the Company and KPMG LLP reached a settlement relating to a dispute about the determination of costs under the transition services agreement, resulting in KPMG LLP paying the Company $8,444. During the year ended June 30, 2003, the Company terminated certain human resources services provided by KPMG LLP under the transition services agreement for which the Company paid $1,050 in termination costs to KPMG LLP. During the year ended June 30, 2003, the Company also recovered $2,133 as a result of its review of KPMG LLP’s charges for the year ended June 30, 2002 and related adjustments of the charges for the year ended June 30, 2003. During the year ended June 30, 2003, the Company purchased from KPMG LLP $32,429 of leasehold improvements. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40,000 to $60,000 for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) currently used by the Company through the transition services agreement (for which usage charges are included in the monthly costs under the agreement). The Company made no additional purchases of capital assets from KPMG LLP during the six months ended December 31, 2003. During the six months ended December 31, 2003, the Company terminated certain technology services for which the Company was charged $3,187 in termination costs. In addition, the Company recovered $2,004 as a result of its review of KPMG LLP’s charges for fiscal year 2003 and related adjustments to the charges for the six months ended December 31, 2003. Under the transition services agreement and separate agreements, the Company continues to receive from KPMG LLP services relating to information technology (such as telecommunications and user services), financial systems, occupancy and office support services in facilities used by both the Company and KPMG LLP, and financing of capital assets used in the provisioning of transition services.

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003. Total minimum rental payments are exclusive of future minimum sublease rentals of $25,707.

Year ending December 31:
2004	$82,598
2005	86,401
2006	76,514
2007	65,230
2008	59,864
Thereafter	186,732

Total minimum payments required	$557,339

The composition of total rental expense for all operating leases was as follows:

	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Minimum rent expense	$38,185	$78,091	$54,262	$48,336
Less: Sublease rentals	(1,447)	(2,150)	(562)	(336)

Net rent expense	$36,738	$75,941	$53,700	$48,000

Other Commitments: In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments, and guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to the Company in January 2000; indemnities to third parties in connection with performance bonds; its indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of December 31, 2003, the Company has approximately $142,873 of outstanding bid and performance bonds and $35,186 of outstanding letters of credit for which it may be required to make future payment. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2003.

14. Series A Mandatorily Redeemable Convertible Preferred Stock

On January 31, 2000, Cisco Systems, Inc. (“Cisco”) purchased 5,000,000 shares of the Company’s Series A Mandatorily Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) for $1,050,000. The Series A Preferred Stock had no voting rights except for the election of two directors and in connection with certain fundamental events such as mergers, sale of substantially all assets and charter amendments; carried a 6% annual dividend, payable quarterly; and was convertible at the holder’s option, upon the consummation of the initial public offering, into the Company’s common stock at a beneficial conversion rate of 80% of the IPO price. The Company agreed not to enter into an agreement relating to a merger, consolidation or other business combination involving any of four specified companies during the five-year period following the issuance of the Series A Preferred Stock to Cisco. If the Company were to enter into any such transaction, the Company could be obligated to repurchase any outstanding securities of the Company held by Cisco and to make an additional cash payment to Cisco equal to the Company’s consolidated revenue for the twelve months preceding the transaction.

On September 15, 2000, Cisco and KPMG LLP agreed that, immediately prior to the closing of an IPO, KPMG LLP would purchase 2,500,000 shares of Series A Preferred Stock (half of such shares then outstanding and held by Cisco) from Cisco for $525,000. Under this agreement, the Company agreed to repurchase that number of shares of its Series A Preferred Stock resulting in Cisco owning 9.9% of the Company’s common stock as of the date of its initial public offering. On November 29, 2000, KPMG LLP agreed to convert all of the preferred stock it acquired at the initial public offering price without any conversion discount.

In February 2001, in connection with its IPO, the Company repurchased approximately 1,400,000 shares of Series A Preferred Stock from Cisco for $378,329 in cash; Cisco and KPMG LLP converted the remaining 3,600,000 shares into 44,600,000 shares of its common stock. The net amount of the beneficial conversion feature, after deducting the $131,250 conversion discount foregone by KPMG LLP, was $131,250 and reflected as a non-cash charge to net income (loss) available to common stockholders in the fiscal year 2001 Consolidated Statement of Operations.

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

16. Capital Stock and Option Awards

Long-Term Incentive Plan

On January 31, 2000, the Company adopted the 2000 Long-Term Incentive Plan (the “Plan”), pursuant to which the Company is authorized to grant stock options and other awards to its employees and directors. The number of shares of common stock that are authorized for grants or awards under the Plan (the “Authorized Shares”) is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of common stock of the Company and (y) the Authorized Shares. Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Generally, stock options granted have 10-year terms and vest over three to four years from the date of grant.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Stock award and option activity during the periods indicated was as follows:

	Options/Shares Available for Grant	Options Outstanding
		Number	Weighted Average Price per Share
Balance at June 30, 2000	27,035,975	8,048,183	$55.50
Options granted	(22,842,745)	22,842,745	$18.07
Options forfeited/canceled	3,539,671	(3,539,671)	$36.62

Balance at June 30, 2001	7,732,901	27,351,257	$27.31
Additional shares authorized	17,471,228	—	—
Options granted	(14,270,171)	14,270,171	$13.63
Options exercised	—	(209,146)	$17.23
Options forfeited/canceled/tendered	10,620,348	(10,620,348)	$38.49
Restricted stock awards	(420,000)	—	$13.30

Balance at June 30, 2002	21,134,306	30,791,934	$17.17
Additional shares authorized	11,541,474	—	—
Options granted	(23,987,908)	23,987,908	$9.71
Options forfeited/canceled	6,776,989	(6,776,989)	$15.90
Restricted stock awards	22,000	—	$12.04

Balance at June 30, 2003	15,486,861	48,002,853	$13.78
Additional shares authorized	951,965	—	—
Options granted	(13,361,885)	13,361,885	$8.28
Options exercised	—	(9,149)	$6.55
Options forfeited/canceled	3,705,833	(3,705,833)	$13.72
Restricted stock awards	(1,278,387)	—	$11.71

Balance at December 31, 2003	5,504,387	57,649,756	$12.51

Information about stock options outstanding at December 31, 2003 is as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number Outstanding December 31, 2003	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2003	Weighted Average Exercise Price
$ 0.00-$5.54	1,200	8.8	$5.43	300	$5.43
$ 5.55-$11.09	31,308,885	9.1	$9.03	4,533,585	$9.84
$11.10-$16.64	12,209,232	7.7	$13.32	5,748,050	$13.33
$16.65-$22.19	13,515,088	7.0	$18.04	9,685,251	$18.01
$22.20-$27.74	76,370	6.6	$22.63	43,772	$22.61
$49.95-$55.50	538,981	6.0	$55.50	409,731	$55.50

	57,649,756	8.3	$12.51	20,420,689	$15.64

Options exercisable at June 30, 2003, 2002 and 2001 were 10,739,896, 5,033,666 and 1,766,582, respectively, with a weighted average exercise price of $18.32, $21.08 and $53.78, respectively.

Under the provisions of the 2000 Long-Term Incentive Plan, the Company may, at its discretion, grant restricted stock awards to certain of its officers and employees. During fiscal year 2002, the Company granted

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

420,000 shares of restricted common stock, of which 60,000 shares have been forfeited as of December 31, 2003. Holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions; such restricted stock is considered to be issued and outstanding. Restrictions on the shares will expire over three years. The market value of shares awarded during fiscal year 2002 was $5,586, and was recorded as unearned compensation. Unearned compensation is being amortized to expense over the three-year vesting period and amounted to $698, $1,546 and $1,862 during the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, respectively.

In connection with the various Andersen Business Consulting acquisitions, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $6,669 and $13,531 for the six months ended December 31, 2003 and the year ended June 30, 2003, respectively. As of December 31, 2003, 1,240,387 shares of common stock have been issued.

On October 12, 2000, the Company adopted the Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the twenty-four month offering period, the fair market value at the beginning of each six-month purchase period or the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. The ESPP became effective on February 1, 2001. During the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, employees purchased a total of 1,560,615, 3,547,675 and 2,280,341 shares for $10,466, $26,927 and $26,674, respectively. As of December 31, 2003, 11,584,451 common shares remained available for issue under the ESPP.

Notes Receivable from Stockholders

On February 16, 2000, the Company issued stock awards of 297,324 shares to certain employees as part of the separation of KPMG LLP’s consulting businesses. In connection with these awards, the Company also provided loans of $7,433 to the grantees for personal income taxes attributed to the awards. The loans are secured by the shares of common stock issued to the employees, and prior to August 7, 2003 bore interest at 6.2% per annum with respect to $5,845 of the principal amount and at 4.63% per annum with respect to $1,588 of the principal amount. Principal and accrued interest on the loans is due no later than August 7, 2004. In the event the value of the Company’s common stock is less than the aggregate principal and interest of the loans upon maturity in August 2004, the employees may elect to surrender their shares relating to the stock award. At December 31, 2003, the estimated fair market value of the stock awards was approximately $3,000.

During the year ended June 30, 2003, the Company recorded adjustments to additional paid-in-capital, retained earnings (accumulated deficit) and notes receivable from stockholders related to a revision of the accounting relating to stock awards and related shareholder notes in prior years (the Company revised its accounting for certain stock awards and shareholder notes to reflect variable accounting as opposed to fixed plan accounting). The revision did not have a material impact on the statements of operations for any prior periods and therefore prior years’ financial statements were not restated. Instead, the aggregate effect of the revised accounting was reflected as adjustments to the previously referenced components of stockholders’ equity as of July 1, 2002.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The Company also provided loans to executive officers of $1,672 at an interest rate of 4.5% in October 2001. These loans are full recourse loans. As of December 31, 2003, the balance of these loans was $1,681, including $156 of accrued interest.

Common Stock Repurchase

In August 2001, the Board of Directors authorized the Company to repurchase up to $100,000 of its common stock. As of December 31, 2003, the Company had repurchased 3,812,250 shares of its common stock at an aggregated purchase price of $35,727. The repurchased shares are held in treasury.

Preferred Stock

The Company has 10,000,000 authorized shares of $0.01 par value Preferred Stock. An aggregate of 1,000,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock for issuance in connection with the Company’s Shareholder Rights Plan. As of December 31, 2003, none of the Company’s Preferred Stock was issued or outstanding.

Deferred Compensation Plan

Under the Company’s deferred compensation plan, certain members of management and other highly compensated employees may elect to defer receipt of a portion of their annual compensation, subject to maximum and minimum percentage limitations. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability established by the Company. An amount equaling each participant’s compensation deferral is transferred into a grantor trust and invested in various debt and equity securities. The assets of the grantor trust are held by the Company and recorded as other current assets within the balance sheet.

Deferred compensation plan investments are classified as trading securities and consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are based on published market quotes at the end of the period. Adjustments to the fair value of these investments are recorded in the consolidated statement of operations. Gross realized and unrealized gains and losses from trading securities have not been material. These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

The deferred compensation liability relates to obligations due to participants under the plan. The deferred compensation liability balance represents accumulated participant deferrals, and earnings thereon, since the inception of the plan, net of withdrawals. The deferred compensation liability is recorded within other liabilities on the balance sheet. The Company’s liability under the plan is an unsecured general obligation of the Company.

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

17. Income Taxes

The Company reported loss before taxes and cumulative effect of change in accounting principle of $162,936, including net foreign losses of $154,848 for the six months ended December 31, 2003. The Company reported income before taxes and cumulative effect of change in accounting principle of $99,066, $134,586 and $136,848, including net foreign losses of $37,024, $10,365 and $14,600, for the years ended June 30, 2003, 2002 and 2001, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The components of income tax expense are as follows:

	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Current:
Federal	$8,296	$40,622	$65,175	$86,487
State and local	2,029	11,059	18,584	24,446
Foreign	10,332	28,539	7,783	2,780

Total current	20,657	80,220	91,542	113,713

Deferred:
Federal	(10,044)	2,595	(8,281)	(8,635)
State and local	(2,995)	665	(1,456)	(2,440)
Foreign	(4,787)	(25,721)	(281)	(741)

Total deferred	(17,826)	(22,461)	(10,018)	(11,816)

Total	$2,831	$57,759	$81,524	$101,897

The following table presents the principal reasons for the difference between the effective income tax rate on income from continuing operations and the U.S. federal statutory income tax rate:

	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	(26.9)	—	—	—
Change in valuation allowance	(10.6)	15.1	10.0	4.6
Foreign taxes	4.6	(5.8)	1.0	1.1
Nondeductible meals and entertainment expense	(1.9)	5.4	4.3	5.4
State taxes, net of federal benefit	0.2	8.5	8.3	10.5
Nondeductible intangibles amortization	(0.1)	0.2	—	0.6
Other, net	(2.0)	(0.1)	2.0	2.0
Nondeductible equity losses of affiliate and loss on redemption of equity interest in affiliate	—	—	—	15.3

Effective income tax rate	(1.7)%	58.3%	60.6%	74.5%

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The temporary differences that give rise to a significant portion of deferred income tax assets and liabilities are as follows:

	December 31, 2003	June 30, 2003	June 30, 2002
Deferred income tax assets:
Net operating loss carryforwards	$95,344	$67,100	$30,400
Accrued compensation	34,863	26,400	19,600
Lease and facilities charge	22,003	—	—
Capital loss carryforward	6,551	7,000	10,500
Intangible assets	6,257	4,500	—
Reserve for claims	5,027	5,800	800
Allowance for doubtful accounts	3,917	600	10,900
Equity-based compensation	2,942	8,700	—
Accrued liabilities	2,924	9,921	7,900
Deferred compensation	2,691	—	—
Restructuring charges	—	8,000	—
Revenue	—	1,100	—
Depreciation and amortization	—	—	9,700
Goodwill	—	—	4,800
Foreign currency translation	—	—	1,100

Total gross deferred income taxes	182,519	139,121	95,700
Less valuation allowance	(71,607)	(56,700)	(41,000)

Total net deferred income tax assets	110,912	82,421	54,700

Deferred income tax liabilities:
Depreciation and amortization	13,124	11,300	—
Pension	8,368	6,400	8,500
Other assets, net	6,044	6,800	—
Transaction costs	3,581	—	—
Revenue	1,372	—	—
Foreign currency translation	878	100	—
Investment securities	280	—	—
Cash flow hedge	252	300	—
Intangible assets	—	—	3,406
Equity-based compensation	—	—	800

Total deferred income tax liabilities	33,899	24,900	12,706

Net deferred income tax asset	$77,013	$57,521	$41,994

Pursuant to the requirements of SFAS No. 109, “Accounting for Income Taxes,” these assets and liabilities are presented on the balance sheet as follows:

	December 31, 2003	June 30, 2003	June 30, 2002
Current deferred tax assets	$35,291	$36,195	$27,390
Non-current deferred tax assets	50,539	24,606	14,604
Current deferred tax liabilities	(4,268)	—	—
Non-current deferred tax liabilities	(4,549)	(3,280)	—

	$77,013	$57,521	$41,994

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

The Company has U.S. net operating loss carryforwards at December 31, 2003 of approximately $47,000, which expire at various dates through 2019. The Company also has foreign net operating loss carryforwards at December 31, 2003 of approximately $229,000, which expire at various dates prescribed in foreign law. A valuation allowance has been recorded due to the uncertainty of the recognition of certain deferred income tax assets, primarily the net operating loss carryforwards of certain U.S. and foreign subsidiaries, and the capital loss carryforwards of certain U.S. entities. The net changes in the valuation allowance for the six months ended December 31, 2003 and the years ended June 30, 2003, 2002 and 2001 were $14,907, $15,700, $11,900 and $6,200, respectively. At December 31, 2003, $2,100 of the Company’s valuation allowance relates to deferred tax assets for which any subsequently recognized tax benefits will reduce goodwill of an acquired entity.

The Company has not provided for U.S. income taxes on the unremitted earnings of certain foreign subsidiaries as these earnings are considered to be permanently reinvested. These earnings amounted to approximately $132,500, $85,000, $20,000 and $10,000 as of December 31, 2003, June 30, 2003, 2002 and 2001, respectively. It is not practicable to compute the estimated deferred tax liability on these earnings.

18. Transactions with Related Parties

Cisco

The Company entered into an alliance agreement with Cisco Systems, Inc. on December 29, 1999. At the same time the Company executed this alliance agreement, it also entered into an agreement with Cisco pursuant to which Cisco purchased 5,000,000 shares of the Company’s Series A Mandatorily Redeemable Convertible Preferred Stock. The term of the alliance agreement is five years, and may be extended as mutually agreed by the Company and Cisco (see Note 14).

KPMG LLP

Infrastructure Services. The Company and KPMG LLP entered into an outsourcing agreement effective January 31, 2000, whereby the Company received and was charged for services performed by KPMG LLP. Certain services provided to the Company pursuant to this original outsourcing agreement were not necessary for it to operate its business as an independent Company since they were duplicative or were performed by the Company internally. In recognition of this fact and in anticipation of consummation of the Company’s IPO, the Company and KPMG LLP entered into an amended and restated outsourcing agreement effective July 1, 2000, eliminating the services related costs that were not required. Thereafter, on February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby the Company receives and is charged for infrastructure services on substantially the same basis as the amended and restated outsourcing agreement. The allocation of costs to the Company for such services is based on actual costs incurred by KPMG LLP and are allocated among KPMG LLP’s assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification).

The transition services agreement expires on the fourth anniversary of the Company’s February 8, 2001 initial public offering with regard to the technology-related services and certain non-technology services, and on the third anniversary of the IPO with regard to all other costs except for those relating to facilities costs. With regard to facilities costs, the Company and KPMG LLP have entered into arrangements pursuant to which the Company subleases from KPMG LLP office space that was formally allocated to the Company under the outsourcing agreement. The terms of the arrangements are substantially equivalent to those under the original outsourcing agreement, and will extend over the remaining period covered by the lease agreement between KPMG LLP and the lessor. If the Company terminates any services under the transition services agreement prior

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

to the end of the term for such services, the Company is obligated to pay to KPMG LLP any “termination costs” incurred as a result of KPMG LLP having made investments in systems, personnel and other assets that were used in KPMG LLP’s shared infrastructure and national support capabilities. It is the intent of the parties that, during the term of the transition services agreement, the Company will work with KPMG LLP to minimize any termination costs arising at the end of the term of the agreement, and the Company will wind down its receipt of services from KPMG LLP by developing its own infrastructure and support capabilities or by engaging third party providers of such services (see Note 13).

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

Total expenses allocated to the Company with regard to occupancy costs and other infrastructure services are as follows:

	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Occupancy costs	$12,831	$25,855	$29,325	$55,502
Other infrastructure service costs	39,752	96,544	138,282	179,393

Total	$52,583	$122,399	$167,607	$234,895

Amounts included in:
Selling, general and administrative expenses	$39,752	$96,544	$138,282	$169,951
Other costs of service	12,831	25,855	29,325	64,944

	$52,583	$122,399	$167,607	$234,895

Internal-Use Software Costs. During the fiscal years ended June 30, 2002 and 2001, the Company purchased $1,914, and $47,098, respectively, of internal-use software from KPMG LLP at its net book value. The Company made no additional purchases of internal-use software from KPMG LLP during the six months ended December 31, 2003 or the fiscal year ended 2003.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Management believes that the revenue earned and fees paid between KPMG LLP’s assurance and tax businesses, other affiliates and the Company were determined on a basis substantially equivalent to what would have been earned and paid in similar transactions with unrelated parties. The revenue earned from, and costs paid to, KPMG LLP as a result of these services are summarized as follows:

	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Total revenue	$3,075	$28,029	$11,962	$53,554

Total costs of service	$1,351	$7,284	$6,961	$35,581

Accounts receivable from, and accounts payable to, KPMG LLP were $5,625 and $6,526, respectively, as of December 31, 2003, $1,253 and $5,243, respectively, as of June 30, 2003, and $1,414 and $16,634, respectively, as of June 30, 2002.

Other Related Parties

Revenue earned from other related parties was as follows:

	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001
Cisco	$1,194	$4,992	$6,770	$18,087
Qwest (see Note 15)	—	—	—	15,635	(a)

	$1,194	$4,992	$6,770	$33,722

(a)	Includes revenues through December 27, 2000, as Qwest ceased to be a related party as of that date (see Note 15).

Accounts receivable and unbilled revenue from other related parties were $22, $730 and $692 from Cisco as of December 31, 2003, June 30, 2003 and June 30, 2002, respectively.

19. Employee Benefit Plans

401(k) Plan

The Company sponsors a qualified 401(k) defined contribution plan (the “Plan”) covering substantially all of its employees. Participants are permitted (subject to a maximum permissible contribution under the Internal Revenue Code for calendar year 2003 of $12) to contribute up to 50% of their pre-tax earnings to the Plan. Matching contributions by the Company are discretionary and range between 0%-50% of the first 6% of employees’ pre-tax earnings contributions. Matching contributions are calculated once a year on the last day of the Plan year (April 30). Employees may elect to invest their retirement funds in the Company’s common stock, but no provisions of the plan require them to do so. In addition, the Plan does not restrict the ability of employees to dispose of any of the Company’s common stock that they hold in their retirement funds. Company contributions, net of forfeitures, for the six months ended December 31, 2003 and for the years ended June 30, 2003, 2002 and 2001 were $0, $2,176, $1,159 and $13,640, respectively, and were made in cash.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Pension and Postretirement Benefits

During the first half of fiscal year 2003, the Company significantly expanded its international operations through acquisitions. Some of the acquired operations, primarily within the EMEA operating segment, had pre-existing defined benefit pension plans, and as such the Company has become the sponsor of these plans. These plans include both funded and unfunded noncontributory defined benefit pension plans that provide benefits based on years of service and salary. Pension coverage, which is often governed by local statutory requirements, is provided under the various plans. The Company accounts for those defined benefit pension plans under SFAS No. 87.

The Company also offers a postretirement medical plan to the majority of its full-time employees and managing directors. This plan is accounted for in accordance with SFAS No. 106, which requires the Company to accrue for future postretirement medical benefits.

The pension benefit plans and the postretirement medical plan have a measurement date of December 31, 2003 for the six months ended December 31, 2003. The pension benefit plans and the postretirement medical plan have a measurement date of June 30, 2003 and March 31, 2003 respectively for the year ended June 30, 2003.

The following schedules provide information concerning the defined benefit pension plans held by the Company:

	Pension Benefits
	Six Months Ended December 31, 2003	Year Ended June 30, 2003
Components of net periodic pension cost
Service cost	$2,189	$2,372
Interest cost	1,723	2,197
Expected return on plan assets	(457)	—
Amortization of loss	5	21
Amortization of prior service cost	258	—
Curtailment	—	(1,285)

Net periodic pension cost	$3,718	$3,305

	Postretirement Medical Benefits
	Six Months Ended December 31, 2003	Year Ended June 30, 2003
Components of postretirement medical cost
Service cost	$495	$900
Interest cost	179	285
Amortization of prior service cost	239	478

Net periodic postretirement medical cost	$913	$1,663

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Curtailment gains are the result of the fiscal year 2003 workforce reduction programs.

	Pension Benefits		Postretirement Medical Benefits
	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended June 30, 2003

Change in projected benefit obligation
Benefit obligation at beginning of year	$48,152	$—	$5,737	$4,568
Acquisitions(1)	27,540	40,120	—	—
Service cost	2,189	2,372	495	900
Interest cost	1,723	2,197	179	285
Plan participants’ contributions	451	—	41	—
Curtailment	—	(1,285)	—	—
Adjustment cost	649	—	—	—
Benefits paid	(4,809)	(1,003)	(14)	(16)
Administrative expense	—	—	(3)	—
Actuarial loss	765	21	484	—
Amendments	4,462	—	—	—
Effect of exchange rate changes	7,734	5,730	—	—

Projected benefit obligation at end of year	$88,856	$48,152	$6,919	$5,737

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Acquisition(1)	22,500	—	—	—
Actual return on plan assets	676	—	—	—
Employer contributions	1,406	—	(24)	16
Employee contributions	451	—	41	—
Benefits paid	(4,260)	—	(14)	(16)
Administrative expense	—	—	(3)	—
Effect of exchange rate changes	1,891	—	—	—

Fair value of plan assets at end of year	$22,664	$—	$—	$—

Reconciliation of funded status
Funded status	$(66,192)	$(48,152)	$(6,919)	$(5,737)
Unrecognized loss	522	153	484	—
Unamortized prior service cost	9,678	—	3,460	3,699
Additional minimum liability	(882)	—	—	—
Intangible assets	882	—	—	—

Net amount recognized	$(55,992)	$(47,999)	$(2,975)	$(2,038)

Amounts recognized in the Consolidated Balance Sheets
Accrued benefit cost	$(56,874)	$(47,999)	$(2,975)	$(2,038)
Intangible assets	882	—	—	—

Net amount recognized	$(55,992)	$(47,999)	$(2,975)	$(2,038)

Accumulated benefit obligation	$75,525	$39,898	$6,919	$5,737

(1)	Activity reflected during the six months ended December 31, 2003 represents a defined benefit pension plan acquired in conjunction with an acquisition completed during the fiscal year ended June 30, 2003.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

All benefit plans have an accumulated benefit obligation in excess of plan assets at December 31, 2003 and June 30, 2003.

	Pension Benefits		Postretirement Medical Benefits
	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Six Months Ended December 31, 2003	Year Ended June 30, 2003

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.0%	5.5%	6.0%	6.3%
Rate of compensation increase	2.7%	2.5%	—	—

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.0%	5.5%	6.3%	6.3%
Expected long-term return on plan assets	4.3%	—	—	—
Rate of compensation increase	2.7%	2.5%	—	—

	Pension Benefits
	December 31, 2003
Asset category
Bonds	65.0%
Equities	33.0
Other	2.0

Total	100.0%

The Company’s target allocation is 30% equities and 70% bonds. This target allocation is used in conjunction with historical returns on these asset categories to determine an appropriate expected long-term return on plan assets.

	Postretirement Medical Benefits
	December 31, 2003	June 30, 2003
Assumed health care cost trend rates
Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2007	2007

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Postretirement Medical Benefits
	1-Percentage- Point Increase	1-Percentage- Point Decrease
Assumed health care cost trend rates
Effect on total service and interest cost	$95	$(82)

The Company expects to contribute approximately $3,000 to its pension plans and postretirement medical plan in the year ending December 31, 2004.

The Company has other employee benefit plans for which the liability is $3,009 and $3,629 as of December 31, 2003 and June 30, 2003, respectively.

20. Reduction in Workforce and Other Charges

Reduction in Workforce

During the six months ended December 31, 2003, the Company recorded, as part of professional compensation expense, $13,559 in charges for severance and termination benefits related to a worldwide reduction in workforce which was recorded in the following segments: $1,037 in Public Services, $1,786 in Communications & Content, $413 in Financial Services, $2,786 in Consumer, Industrial and Technology, $4,399 in EMEA, $473 in Asia Pacific, $327 in Latin America, and $2,338 in Corporate/Other. The reduction in workforce affected approximately 250 employees, across infrastructure and all lines of service, and was the result of aligning the Company’s workforce with market demand for services. All of the affected employees have been notified of termination. As of December 31, 2003, approximately $11,221 of the total liability has been paid. The remaining severance accrual, recorded within the balance sheet caption “Accrued payroll and employee benefits,” is expected to be paid by the end of calendar year 2004.

During the year ended June 30, 2003, the Company recorded, as part of professional compensation expense, $17,824 in charges for severance and termination benefits related to a worldwide reduction in workforce which was recorded in the following segments: $1,270 in Public Services, $2,483 in Communications & Content, $997 in Financial Services, $3,049 in Consumer, Industrial and Technology, $3,995 in Asia Pacific, $245 in Latin America and $5,785 in Corporate/Other. The reduction in workforce affected approximately 570 employees, across all lines of service, and was the result of aligning the Company’s workforce with market demand for services. All of the affected employees have been terminated and are no longer employed by the Company.

During the year ended June 30, 2002, the Company recorded, as part of professional compensation expense, charges of $21,323 for severance and termination benefits related to worldwide reductions in workforce. The reduction in workforce affected 513 employees and was the result of balancing the Company’s resources with market demand for services. The reduction in workforce was recorded in the following segments: $1,338 in Public Services, $2,440 in Communications & Content, $2,808 in Financial Services, $1,274 in Consumer, Industrial and Technology, $28 in EMEA, $3,046 in Asia Pacific, $2,282 in Latin America, and $8,107 in Corporate/Other. All of the affected employees have been terminated and are no longer employed by the Company.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

During the year ended June 30, 2001, the Company recorded, as part of professional compensation expense, $19,968 in charges for severance and termination benefits related to a worldwide reduction in workforce which was recorded in the following segments: $3,807 in Public Services, $3,455 in Communication & Content, $7,097 in Financial Services, $3,892 in Consumer, Industrial and Technology, $1,575 in Latin America and $142 in Corporate/Other. The reduction in workforce affected 575 employees and was the result of aligning the Company’s resources with market demand for services. All of the affected employees have been terminated and are no longer employed by the Company.

Lease, Facilities and Other Exit Activities

On August 14, 2003, the Company announced its intention of reducing its overall office space in an effort to eliminate excess capacity and to align its office space with its current workforce and the needs of the business. During the six months ended December 31, 2003, the Company recorded, within the Corporate/Other operating segment, restructuring charges totaling $61,686 related to lease, facility and other exit activities, primarily in the North America, EMEA and Asia Pacific regions. The Company expects to incur additional lease and facilities related restructuring charges of approximately $8,000 – $10,000 during calendar year 2004. The $61,686 restructuring charge included $46,322 related to the fair value of future lease obligations (net of estimated sublease income), $7,381 representing the unamortized cost of fixed assets and $7,983 in other costs associated with exiting facilities. As of December 31, 2003, the Company has a remaining lease and facilities accrual of $22,048 and $33,465, identified as current and noncurrent portions, recorded within the balance sheet captions “Other current liabilities” and “Other liabilities,” respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

During the year ended June 30, 2003, the Company recorded, as part of other costs of service, restructuring charges totaling $17,592 related to lease, facility and other exit activities in the following segments: $5,957 in EMEA, $2,114 in Asia Pacific and $9,521 in Corporate/Other.

The following table summarizes the restructuring activities (including those activities accounted for as part of the acquisitions (see Note 6)) for the six months ended December 31, 2003 and for the years ended June 30, 2003 and 2002.

	Severance	Lease and Facilities	Total
Balance at June 30, 2001	$4,236	$—	$4,236
Charges to operations	21,323	—	21,323
Payments	(24,397)	—	(24,397)

Balance at June 30, 2002	1,162	—	1,162
Acquisition related restructuring charges	39,150	—	39,150
Charges to operations	17,824	17,592	35,416
Payments	(50,336)	(7,692)	(58,028)
Other (a)	4,106	267	4,373

Balance at June 30, 2003	11,906	10,167	22,073
Charges to operations	13,559	61,686	75,245
Payments	(22,039)	(16,169)	(38,208)
Other (a)	(1,088)	(171)	(1,259)

Balance at December 31, 2003	$2,338	$55,513	$57,851

(a)	Other changes in restructuring accrual consist primarily of foreign currency translation adjustments

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Impairment Charges

The Company recorded the following impairment charges during the fiscal years ended June 30, 2002 and 2001:

•	Impairment charges related to software licenses held for resale due to lower than anticipated sales in the amount of $7,600 and $7,827, during fiscal year 2002 and 2001, respectively (approximately $5,100 of the fiscal year 2002 charge was recorded during the three months ended June 30, 2002).

•	During the three months ended June 30, 2002, $16,022 was recorded as an impairment charge to write-off the value of the Company’s portfolio of equity investments at June 30, 2002.

21. Segment Information

The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. Through fiscal year 2002, the Company provided consulting services through five reportable segments, including Public Services, Communications & Content, Financial Services, Consumer and Industrial Markets and High Technology. Upon completion of a series of international acquisitions during the first quarter of fiscal year 2003, the Company established three international operating segments (EMEA, the Asia Pacific and Latin America regions). Effective July 1, 2003, the Company combined its Consumer and Industrial Markets and High Technology industry groups to form the Consumer, Industrial and Technology industry group. For the six months ended December 31, 2003, the Company had seven reportable segments in addition to the Corporate/Other category (which consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Prior year segment information has been reclassified to reflect current year changes.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

	Six Months Ended December 31, 2003	Year Ended June 30,
		2003	2002	2001
Revenues
Public Services	$575,025	$1,094,754	$966,422	$871,597
Communications & Content	140,460	350,694	473,269	551,089
Financial Services	120,664	236,773	229,993	463,930
Consumer, Industrial and Technology	215,592	523,943	505,895	826,881
EMEA	289,295	567,581	16,089	18,311
Asia Pacific	163,287	293,214	128,145	60,620
Latin America	47,068	73,743	44,054	62,800
Corporate/Other (1)	3,040	(1,425)	3,760	596

Total	$1,554,431	$3,139,277	$2,367,627	$2,855,824

Depreciation and Amortization
Public Services	$4,335	$11,186	$10,203	$8,469
Communications & Content	484	2,063	2,710	8,192
Financial Services	762	1,735	1,911	3,895
Consumer, Industrial and Technology	885	2,388	2,304	12,793
EMEA	13,747	45,971	4	2,212
Asia Pacific	2,428	5,734	1,013	4,110
Latin America	320	371	124	5,021
Corporate/Other (1)	24,831	46,919	31,051	16,330

Total	$47,792	$116,367	$49,320	$61,022

Interest Expense (2)
Public Services	$9,515	$18,883	$17,596	$17,312
Communications & Content	1,353	3,212	8,898	12,662
Financial Services	1,212	2,411	3,202	9,124
Consumer, Industrial and Technology	2,467	6,314	9,824	12,007
EMEA	1,185	1,812	170	—
Asia Pacific	2,325	1,359	2,410	1,383
Latin America	1,166	1,370	1,055	2,341
Corporate/Other (1)	(11,990)	(20,286)	(40,907)	(37,654)

Total	$7,233	$15,075	$2,248	$17,175

Operating Income
Public Services	$159,396	$313,573	$311,140	$243,536
Communications & Content	29,375	96,100	121,097	132,252
Financial Services	27,884	55,210	31,520	59,391
Consumer, Industrial and Technology	38,123	114,957	118,776	212,067
EMEA (3)	(109,570)	66,819	1,543	(1,252)
Asia Pacific	28,319	28,825	630	2,655
Latin America	7,625	19,745	(3,648)	(21,105)
Corporate/Other (1)	(339,880)	(580,757)	(448,026)	(406,063)

Total	$(158,728)	$114,472	$133,032	$221,481

Assets (4)
Public Services	$352,211	$293,166	$189,860	$206,414
Communications & Content	72,419	79,532	75,494	145,152
Financial Services	45,858	49,575	29,399	61,616
Consumer, Industrial and Technology	117,716	123,894	88,723	170,833
EMEA	1,023,946	1,087,372	18,108	38,950
Asia Pacific	188,316	152,797	89,748	39,733
Latin America	42,410	33,578	23,058	67,506
Corporate/Other (1)	286,571	246,490	399,780	316,844

Total	$2,129,447	$2,066,404	$914,170	$1,047,048

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.
(2)	Interest expense is allocated to the industry segments based on accounts receivable and unbilled revenues.
(3)	Includes a $127,326 goodwill impairment charge during the six months ended December 31, 2003.
(4)	Industry segment assets include accounts receivable, unbilled revenues, certain software and property and equipment directly attributed to the industry segment, purchased intangible assets and goodwill. All other assets are not allocated to industry segments and are deemed to be corporate assets.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

Geographic Information

Financial data segmented by geographic area is provided below:

	Six Months Ended December 31, 2003		Year Ended June 30,
			2003		2002		2001
	Revenue (2)	Long-Lived Assets (3)	Revenue (2)	Long-Lived Assets (3)	Revenue (2)	Long-Lived Assets (3)	Revenue (2)	Long-Lived Assets (3)
North America (1)	$1,051,741	$148,109	$2,206,164	$154,634	$2,175,579	$116,894	$2,713,497	$115,378

EMEA	289,295	37,311	567,581	35,251	16,089	190	18,311	259
Asia Pacific	163,287	14,390	293,214	12,757	128,145	6,761	60,620	2,573
Latin America	47,068	3,531	73,743	3,766	44,054	2,083	62,800	1,714

Total Outside of North America	499,650	55,232	934,538	51,774	188,288	9,034	141,731	4,546

Corporate/Other	3,040	—	(1,425)	2,377	3,760	—	596	—

Total	$1,554,431	$203,341	$3,139,277	$208,785	$2,367,627	$125,928	$2,855,824	$119,924

(1)	The North America region includes the Public Services, Communication & Content, Financial Services and Consumer, Industrial and Technology segments. The North America region is comprised of operations in the United States and Canada. The Company reports financial information for these two countries as one region. Canadian operations do not contribute materially to the North American region.
(2)	Revenue by geographic region is reported based on where client services are supervised.
(3)	Long-lived assets represent property and equipment, net of depreciation, related to the geographic region in which the assets reside.

22. Subsequent Events

On March 30, 2004, the Company named Betsy Bernard to the Company’s Board of Directors, expanding the Board to nine members. Ms. Bernard, 48, served as the President of AT&T Corporation until December 2003. She currently serves on the boards of directors of The Principal Financial Group and United Technologies Corporation. Ms. Bernard holds an MS degree in management from Stanford University’s Sloan Fellowship Program, an MBA from Fairleigh Dickenson University and a BA degree from St. Lawrence University.

During 2001, several major accounting and consulting firms, including the Company, were named as parties to a complaint filed in the Chancery Court of Miller County, Arkansas. The complaint involved a dispute over rebates and other sums received by the defendants relating to travel expenses incurred on behalf of the defendants’ clients. At a mediation held on January 15, 2004, the Company agreed to settle this case by contributing coupons and cash to provide a maximum settlement pool of $17,000, which will be divided between the plaintiffs and their lawyers. The coupons are redeemable for either Company services or, at the client’s election, 60 cents for every dollar in coupons. On April 2, 2004, the Court gave preliminary approval to the proposed settlement. The Company anticipates that notice of the settlement will be sent to the purported class of claimants in early May 2004.

Since August 14, 2003, various separate complaints purporting to be class actions were filed in the United States District Court for the Eastern District of Virginia alleging that the Company and certain of its officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that the Company made materially misleading statements with respect to its financial results for the first three quarters of fiscal year 2003 in its SEC filings and press releases. Plaintiffs’ Amended Consolidated Complaint was filed on December 31, 2003. Defendants’ Motion to Dismiss was filed on February 10, 2004. On March 31, 2004, the parties filed a stipulation requesting that the Court approve a settlement of this matter for $1.7 million, all of which is to be paid by the Company’s insurer. On April 2, 2004, the Court considered and gave preliminary approval to the proposed settlement. The Company anticipates that notice of the settlement agreement will be sent to the purported class of shareholders in early May 2004.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Except as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2003 regarding a change in accountants, there were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and subsequent evaluations conducted by the Company in connection with its preparation of the Company’s consolidated financial statements for the six months ended December 31, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that, except as noted below under “Changes in Internal Controls,” the Company’s disclosure controls and procedures are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company’s SEC filings.

Changes in Internal Controls

The Company has made significant improvements in its internal controls over financial reporting since July 1, 2003 (including during the quarter ended December 31, 2003), and the Company has resolved the material weaknesses reported in its last Annual Report on Form 10-K. In that Form 10-K, the Company reported that, as of June 30, 2003, there were material weaknesses, though the consolidated financial statements for the year ended June 30, 2003 fairly presented, in all material respects, the financial condition and results of operation of the Company. The material weaknesses related to financial review and analysis at the corporate/consolidation and certain local reporting levels, primarily with respect to the Germanic region. The Company has addressed this issue by establishing procedures and policies to strengthen the internal control structure. As a result, these are no longer material weaknesses, but are considered to be reportable conditions.

In addition, the Company reported that, as of June 30, 2003, there were reportable conditions relating to protocol and documentation for reviewing and assessing contract revenue recognition; monitoring of unusual Work in Process activity; lack of a formal documented policy relating to evidence of a contractual arrangement with respect to revenue recognition based on local legal requirements; cross-training of employees for key finance and accounting positions; and documentation for certain critical, significant and judgmental accounting areas. Again, the Company has devoted significant resources to these issues, and the only matters that continue to be reportable conditions are those relating to the review of accumulated Work in Process and percentage of completion balances for outstanding contracts, documentation of contract terms of arrangement, and overall financial review and analysis. The Company continues to place the highest priority on improvement of the procedures and controls and is confident that these issues will be resolved in a timely manner.

Finally, PricewaterhouseCoopers LLP (“PwC”) has identified, as of December 31, 2003, a material weakness relating to the timely accrual of certain costs associated with subcontractors. The accrual of those subcontractor costs had minimal impact on net income. The accruals do affect revenue, other direct contract expenses and certain balance sheet items. All necessary adjustments have been made to the Company’s consolidated financial statements for the six months ended December 31, 2003, and management is confident that the consolidated financial statements fairly present, in all material respects, the financial condition and results of operation of the Company for this period. The prior period impact of these adjustments was immaterial. The Company has determined that it has adequate written procedures with respect to the accrual of costs associated with subcontractors and will reinforce compliance with those procedures by its personnel. The Company has further taken steps to strengthen the procedures and to assure that its personnel follow the appropriate procedures in the future. In addition, the Company recently has implemented a new financial accounting system that contains a number of additional controls relating to the accrual of subcontractor costs. The Company is confident that these actions resolve the material weakness.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

Directors of the Company

Directors Whose Terms Expire in 2004

Douglas C. Allred, age 53, has been a member of our Board since January 2000. Mr. Allred is a private investor. Mr. Allred recently retired from his position as Senior Vice President, Office of the President, of Cisco Systems, Inc, a position he held from 2002 to 2003. Mr. Allred was Senior Vice President Customer Advocacy, Worldwide Systems, Support and Services of Cisco Systems, Inc. from 1991 to 2002. Prior to joining Cisco, Mr. Allred was Vice President of Worldwide Support for Oracle Corporation. Mr. Allred currently serves as a director of Saba Software, Inc., a learning management Internet software company. He is active in the education community and serves on the advisory boards of the Rollins School of eBusiness at Brigham Young University and the College of Engineering and Architecture at Washington State University. Mr. Allred received a Bachelor of Science degree from Washington State University.

Betsy J. Bernard, age 48, has been a member of our Board since March 2004. Ms. Bernard is a private investor. Ms. Bernard was the President of AT&T Corporation from October 2002 to December 2003. From April 2001 to October 2002 Ms. Bernard was the President and Chief Executive Officer of AT&T Consumer. Prior to joining AT&T, Ms. Bernard was Executive Vice President, National Mass Markets for Qwest Communications International from June 2000 to December 2000. From April 1998 to June 2000 Ms. Bernard was Executive Vice President, Retail Markets for US West. Ms. Bernard currently serves on the board of directors of The Principal Financial Group, a global financial institution and United Technologies Corp., a global technology corporation. Ms. Bernard received a BA degree from St. Lawrence University, an MBA from Fairleigh Dickenson University and an MS degree in management from Stanford University’s Sloan Fellowship Program.

Afshin Mohebbi, age 41, has been a member of our Board since April 2001. Mr. Mohebbi is a private investor and consultant to public and private companies. Mr. Mohebbi was President and Chief Operating Officer of Qwest Communications International, Inc. (“Qwest”) from April 2001 to December 2002. From July 2000 until April 2001, Mr. Mohebbi served as President, Worldwide Operations of Qwest. From May 1999 until July 2000, Mr. Mohebbi served as President and Chief Operating Officer at Qwest prior to its merger with US WEST, Inc. Before joining Qwest, Mr. Mohebbi had an 18-year career in the communications industry. He served as President and Managing Director of the United Kingdom Markets for British Telecom and was a member of that company’s management board from 1997 to 1999. In 1997, Mr. Mohebbi accepted the position of Vice President-Business Marketing for SBC Communications, Inc. Mr. Mohebbi received a Bachelor of Science degree from the University of California-Irvine and a Masters of Business Administration degree from the University of California.

Directors Whose Terms Expire in 2005

Wolfgang Kemna, age 46, has been a member of our Board since April 2001. Mr. Kemna is Managing Director of Steeb Anwendungssysteme GmbH, a wholly owned subsidiary of SAP AG (“SAP”) and has served in this capacity since March 2004. Mr. Kemna was Executive Vice President of Global Initiatives of SAP from September 2002 to March 2004. He was also a member of SAP’s extended executive board from 2000 to March 2004. From April 2000 until September 2002, Mr. Kemna served as President and Chief Executive Officer of SAP America, Inc. From July 1998 until April 2000, Mr. Kemna served as Managing Director at SAP’s German subsidiary that is responsible for sales and marketing efforts. Prior to July 1998, Mr. Kemna served for three years as Managing Director of SAP Southern Africa. Between 1995 and 1998, Mr. Kemna headed SAP’s operations in Africa, the Middle East and southeastern Europe. Mr. Kemna received a Ph.D. in economics and managerial accounting from Justus-Liebig University.

Albert L. Lord, age 58, has been a member of our Board since February 2003. Mr. Lord is the Vice Chairman and Chief Executive Officer of SLM Corp., commonly known as “Sallie Mae,” and has served in these capacities since August 1997. From 1994 to 1997, Mr. Lord was President and principal shareholder of LCL, Ltd., an investment and financial consulting firm. From 1991 to 1994, Mr. Lord held several executive positions at Sallie Mae, including Controller and Chief Operating Officer. Mr. Lord received a Bachelor of Science degree from Pennsylvania State University.

J. Terry Strange, age 60, has been a member of our Board since April 2003. Mr. Strange retired from KPMG LLP where he served as Vice Chair and Managing Partner of the U.S. Audit Practice from 1996 to 2002. During this period, Mr. Strange also served as the Global Managing Partner of the Audit Practice of KPMG International and was a member of its International Executive Committee. Prior to 1996, Mr. Strange held several management positions with KPMG LLP. Mr. Strange began his career at KPMG LLP in 1968. Mr. Strange received both Bachelor and Masters of Business Administration degrees from the University of North Texas.

Directors Whose Terms Expire in 2006

Randolph C. Blazer, age 53, has been a member of our Board since August 1999. Mr. Blazer has served as President and Chief Executive Officer of the Company since April 2000 and has served as Chairman of the Board since February 2001. From 1997 until April 2000, Mr. Blazer served as a member of a two-person executive team (including as Co-Vice Chairman of consulting for KPMG LLP from January 1997 to August 1999 and as Co-Chief Executive Officer and Co-President of the Company from August 1999 until April 2000) that directed all Company services, managing its consulting professionals within various industry lines of business around the world. From 1991 until 1997, Mr. Blazer served as partner-in-charge of KPMG LLP’s public sector consulting practice, where he oversaw all consulting products and service offerings for the line of business serving federal, state and local governments and higher education institutions. Mr. Blazer joined KPMG LLP in 1977 as a consulting professional in the Washington, D.C. office. Mr. Blazer received a Bachelor of Arts degree in economics from Western Maryland College and a Masters of Business Administration degree from the University of Kentucky.

Roderick C. McGeary, age 53, has been a member of our Board since August 1999. Mr. McGeary is a private investor. Mr. McGeary was the Chief Executive Officer of Brience, Inc., a wireless and broadband company, from April 2000 to 2002. From August 1999 until April 2000, Mr. McGeary served as Co-Chief Executive Officer and Co-President of the Company. In April 2000, Mr. McGeary resigned as Co-Chief Executive Officer and Co-President of the Company and served as a Managing Director of KPMG Consulting, LLC, a wholly owned subsidiary of the Company subsequently renamed BearingPoint, LLC, through June 30, 2000. From January 1997 to August 1999, Mr. McGeary served as Co-Vice Chairman of consulting for KPMG LLP, sharing this role with Mr. Blazer. From 1994 through 1996, he headed the West Coast consulting business for KPMG LLP. Mr. McGeary currently serves as a director of Cisco Systems, Inc., a worldwide leader in networking for the Internet, DigitalThink, Inc., a custom e-learning company, and GRIC Communications, Inc., a provider of Internet based mobile office communications. Mr. McGeary is a Certified Public Accountant and received his Bachelor of Science degree from Lehigh University.

Alice M. Rivlin, age 73, has been a member of our Board since October 2001. Ms. Rivlin is a Senior Fellow at The Brookings Institution, where she is Director of the Greater Washington Research Program. Ms. Rivlin also is a professor at the Public Policy Institute of Georgetown University. She was the Henry Cohen Professor at the Milano Graduate School of The New School University from September 2001 until July 2003. From 1998 to 2001, she was Chair of the District of Columbia Financial Management Assistance Authority. Ms. Rivlin served as Vice Chair of the Federal Reserve Board from 1996 to 1999. She was Director of the White House Office of Management and Budget from 1994 to 1996 and Deputy Director from 1993 to 1994. Ms. Rivlin was the founding Director of the Congressional Budget Office, where she served from 1975 to 1983. She has taught at Harvard and George Mason Universities, served as President of the American Economic Association and received a MacArthur Foundation Prize Fellowship. Ms. Rivlin is a director of The Washington Post Company. She graduated from Bryn Mawr College and received a Ph.D from Radcliffe College (Harvard University) in economics.

Please note that no family relationships exist between any of the directors or between any director and any executive officer of the Company.

Executive Officers of the Company

Randolph C. Blazer, 53, has been Chairman of the Board since February 2001 and Chief Executive Officer and President since April 2000. Mr. Blazer’s previous work experience is described above.

David W. Black, 41, has been Executive Vice President, General Counsel and Secretary since April 2000. Previously, he was Executive Vice President, General Counsel and Secretary for Affiliated Computer Services, Inc., an information technology outsourcing firm, from 1995 until 2000.

Michael J. Donahue, 45, has been Group Executive Vice President and Chief Operating Officer since April 2000. Previously, he was Managing Partner, Solutions for KPMG LLP from 1997 until 2000.

Robert S. Falcone, 57, has been Executive Vice President and Chief Financial Officer since April 2003. Previously, he was a financial consultant to early stage enterprises from March 2002 to March 2003, and Chief Financial Officer for 800.com, a telecommunications company, from 2000 until 2002. Prior to that, Mr. Falcone was a private investor from January 1998 to January 2000, and Chief Financial Officer at Nike, Inc., a footwear and apparel manufacturer, from 1992 until 1998.

Nathan H. Peck, Jr., 50, has been Executive Vice President and Chief Administrative Officer since April 2000. Previously, he was Acting Chief Financial Officer between January 2000 and June 2000. From June 1999 to June 2000, he was Chief Administrative Officer, Consulting Practice for KPMG LLP. Prior to that, Mr. Peck was Co-Practice Leader, Financial Services Consulting Practice for KPMG LLP from 1997 until 1999.

Bradley J. Schwartz, 46, has been Group Executive Vice President, Worldwide Client Service since December 2002. Previously, he was Group Executive Vice President, Worldwide Client Service for the Financial Services practice from July 2000 until December 2002, and for the Communications & Content practice from July 1999 until July 2000. Prior to that, Mr. Schwartz was a Partner at KPMG LLP from 1997 until 1999.

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

Audit Committee

The Audit Committee is composed of Ms. Rivlin (Chair) and Messrs. Kemna and Strange. The Board of Directors has determined that Mr. Strange is an Audit Committee Financial Expert.

Each member of the Audit Committee is required to be independent by Section 303 of the NYSE Listed Company Manual and its charter. All of the current members are independent, as independence is defined in Section 303 of the NYSE Listed Company Manual.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors and executive officers, as well as persons who beneficially own more than ten percent of our outstanding common stock, must report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports, and we must identify in this Form 10-K those persons who did not file these reports when due. We believe that based on facts known to us and copies of Forms 3, 4 or 5 and Schedule 13-Gs, all of our directors, executive officers and greater than ten percent stockholders complied with their applicable filing requirements for the six-month period ended December 31, 2003.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees of the Company, including the Chief Executive Officer and the Chief Financial Officer, as well as all other financial officers and employees with senior financial roles. The Code of Business Conduct and Ethics is posted on the Company’s website, www.bearingpoint.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, by posting such amendment or waiver on the Company’s website within five business days, or such other applicable deadline that may be imposed by government regulation following the amendment or waiver.

Item 11.	Executive Compensation

The following table sets forth information concerning the annual, long-term and other compensation for services in all capacities to the Company for the six months ended December 31, 2003 and the fiscal years ended June 30, 2001, 2002 and 2003 of those persons who were the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the twelve months ended December 31, 2003. The amounts reported below under the columns captioned “Salary” and “Bonus” are payable under and in accordance with our annual compensation plan and are intended to reward the executive for current performance relating to the relevant fiscal period. The amounts reported under the column captioned “Long-Term Compensation” are payable under and in accordance with our 2000 Long-Term Incentive Plan and are intended to incentivize the executive’s future performance and to align the executive’s interests with those of our stockholders, since the long-term awards consist of stock options and restricted stock awards and the executive only realizes the value of the long-term compensation over a number of years. No stock appreciation rights (“SARs”) were granted during the six months ended December 31, 2003.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation			All Other Compensation
Name and Principal Position	Fiscal Year		Salary($)	Bonus($)	Restricted Stock Award ($)(3)		Securities Underlying Options(#)
Randolph C. Blazer	2003	(1)	$500,000	$—	$—		450,000	$—
Chairman of the Board, Chief	2003	(2)	1,000,000	—	—		500,000	1,200	(7)
Executive Officer and President	2002		1,000,000	—	1,862,000	(4)	1,000,000	1,020	(7)
	2001		1,000,000	150,000	—		450,019	5,100	(7)

Bradley J. Schwartz	2003	(1)	433,333	—	—		250,000	—
Group Executive Vice President	2003	(2)	900,000	—	—		300,000	1,200	(7)
Worldwide Client Service	2002		900,000	—	931,000	(5)(6)	500,000	900	(7)
	2001		800,000	125,000	—		319,999	5,100	(7)

Michael J. Donahue	2003	(1)	433,333	—	—		200,000	—
Group Executive Vice President	2003	(2)	900,000	—	—		250,000	1,200	(7)
and Chief Operating Officer	2002		850,000	—	465,000	(5)(6)	200,000	1,020	(7)
	2001		800,000	100,000	—		214,999	5,100	(7)

David W. Black	2003	(1)	325,000	—	—		100,000	—
Executive Vice President,	2003	(2)	650,000	—	—		100,000	1,200	(7)
General Counsel and Secretary	2002		600,000	50,000	199,500	(5)(6)	100,000	1,020	(7)
	2001		520,000	75,000			135,000	5,100	(7)

Nathan H. Peck, Jr.	2003	(1)	325,000	—	—		100,000	—
Executive Vice President and	2003	(2)	650,000	—	—		100,000	1,200	(7)
Chief Administrative Officer	2002		650,000	—	99,750	(5)(6)	160,000	921	(7)
	2001		720,000	75,000	—		155,000	5,100	(7)

(1)	The information provided is for the six-month period ended December 31, 2003. For example, the salary information is for six months rather than 12 months.
(2)	The information provided is for the twelve-month period ended June 30, 2003.
(3)	In July 2001, the Compensation Committee made long-term incentive awards to the executive officers. The long-term incentive awards consisted of stock options and restricted stock. Since the purpose of the awards is to incentivize long-term performance and align the executive’s interests with those of our stockholders, the awards vest over a number of years, and the executive receives the full value of the awards only by continuing to contribute to the Company’s performance. The restricted shares were granted under our Long-Term Incentive Plan, and the restrictions lapse as to one-third of the shares on June 30 in each of the years 2002 through 2004. The terms of the restricted stock awards to the executive officers also provide that any restricted shares that are still subject to restrictions will be forfeited if the recipient voluntarily or involuntarily terminates employment with the Company, unless the recipient is then entitled to receive payments under the relevant special termination agreement as described below in “Employment Contracts and Termination of Employment and Change of Control Arrangements.” If we pay dividends on our Common Stock, the restricted shares will be paid dividends.
(4)	Mr. Blazer received 140,000 restricted shares of the Company’s Common Stock, which had a value of $13.30 per share on July 24, 2001, the date of grant. Due to the vesting schedule set forth in note (3) above, Mr. Blazer will receive the full value of the restricted shares over a three-year period, and the value he receives will depend on the Company’s stock price over time. As of December 31, 2003, Mr. Blazer had aggregate restricted shareholdings of 46,668 shares of the Company’s Common Stock having a value of $470,880 based on the $10.09 closing price of the Company’s Common Stock on December 31, 2003.
(5)	In July 2001, Mr. Schwartz received 70,000 restricted shares, Mr. Donahue received 35,000 restricted shares, Mr. Black received 15,000 restricted shares, and Mr. Peck received 7,500 restricted shares. The terms of the restricted share awards are set forth in note (3) above.
(6)	As of December 31, 2003, Mr. Schwartz had aggregate restricted shareholdings of 23,334 shares of the Company’s Common Stock having a value of $235,440, Mr. Donahue had 11,668 restricted shares having a value of $117,730, Mr. Black had 5,000 restricted shares having a value of $50,450, and Mr. Peck had 2,500 restricted shares having a value of $25,225. These share values are based on the closing price of the Company’s Common Stock on December 31, 2003, of $10.09 per share.
(7)	Constitutes matching contributions under our 401(k) Savings Plan.

OPTIONS AND STOCK APPRECIATION RIGHTS

No stock appreciation rights were granted during the six months ended December 31, 2003 to any of the executive officers named in the Summary Compensation Table. The following table sets forth each grant of stock options during the six months ended December 31, 2003 to each of the named executive officers. The options listed in the table have a term of 10 years and vest as described in the notes to the table.

Option Grants during the six months ended December 31, 2003

	Individual Grants
Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees During the Period	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value(2)
Randolph C. Blazer	450,000	3.4	$8.19	8/28/13	$2,410,830
Bradley J. Schwartz	250,000	1.9	8.19	8/28/13	1,339,350
Michael J. Donahue	200,000	1.5	8.19	8/28/13	1,071,480
David W. Black	100,000	0.7	8.19	8/28/13	535,740
Nathan H. Peck, Jr.	100,000	0.7	8.19	8/28/13	535,740

(1)	The options for Messrs. Blazer, Schwartz, Donahue, Black, and Peck that expire on August 28, 2013 become exercisable to the extent of one-third of the grant on August 28 in each of the years 2004-2006.
(2)	The values for the grants are based on the Black-Scholes option pricing model. With respect to the options that expire on August 28, 2013, an interest rate of 3.67% based on a 5-year Treasury note rate, stock price volatility of 70.54%, no dividend yield and option exercises occurring after 6 years are assumed. Based on these assumptions, the model produces a per option share value of $5.3574.

The following table summarizes information relating to stock option exercises during the six-month period ended December 31, 2003 and the number and value of unexercised stock options previously granted to the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises during the six months ended December 31, 2003 and period end Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Period End		Value of Unexercised In-The-Money Options(1) at Period End($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Randolph C. Blazer	None	None	1,014,544	1,454,850	$115,000	$1,200,000
Bradley J. Schwartz	None	None	602,163	817,389	69,000	682,000
Michael J. Donahue	None	None	353,481	551,161	57,500	552,500
David W. Black	None	None	185,169	261,723	23,000	259,000
Nathan H. Peck, Jr.	None	None	228,548	316,184	23,000	259,000

(1)	An “in-the-money” stock option is an option for which the market price, on December 31, 2003, of Company Common Stock underlying the option exceeds the exercise price (i.e., the market price of Company Common Stock when the option was granted). The value shown reflects stock price appreciation since the grant date of the option.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee for the six-month period ended December 31, 2003 were Messrs. McGeary, Allred and Mohebbi. Mr. McGeary served as our co-chief executive officer and co-president from August 1999 until April 2000.

EMPLOYMENT CONTRACTS AND TERMINATION OF

EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

Special Termination Agreements

Effective November 7, 2001, the Company entered into special termination agreements (the “Agreements”) with each of its executive officers. The purpose of the Agreements is to ensure that these executives are properly protected in the event of a Change of Control of the Company (as defined in the Agreements), thereby enhancing the our ability to hire and retain key personnel. The Board approved the Agreements as being in the best interests of the Company. The term of the Agreements is two years (subject to potential one-year extensions) or, if later, two years after a Change of Control. The protective provisions of the Agreements become operative only upon a Change of Control or, in certain circumstances, in anticipation of a Change of Control.

If, after a Change of Control and during the term of the Agreement, we terminate the executive’s employment other than for Cause (as defined in the Agreements) or if the executive terminates his employment for specified reasons (including if his responsibilities have been materially reduced or adversely modified or his compensation has been reduced), the executive is entitled to certain benefits. These benefits generally include the payment of three years’ compensation (based on salary plus bonus as specified in the Agreements), continued coverage under our welfare benefit plans (e.g., medical, life insurance and disability insurance) for two years at no cost, and outplacement counseling. In addition, the executive will receive a gross-up payment to cover any federal “excise taxes” resulting from such payments. If, prior to or following a Change of Control, the executive voluntarily terminates his employment, dies or becomes permanently disabled or we terminate his employment for Cause, the executive is entitled to no special payments or benefits.

Change of Control Provisions Under the Long-Term Incentive Plan

With respect to all named executive officers, in addition to the provisions in the Agreements referred to above, all stock option grants and restricted stock grants under our 2000 Long-Term Incentive Plan provide that any non-vested portion of a stock option grant will vest and any remaining restrictions upon restricted stock shares will be released in the event of certain changes of control of the Company. If such an event were to occur with respect to a named executive officer, all stock options not yet exercisable, including those set forth above in the table captioned “Aggregated Option Exercises during the six months ended December 31, 2003 and period end Option Values,” would vest, and all remaining restrictions on the restricted shares referred to in the Summary Compensation Table would lapse. In addition, the loans set forth below in “Indebtedness of Executive Officers,” including any accrued interest, would be forgiven.

Managing Director Agreements

We also provide severance benefits for terminations by us, including for deficient performance, for our managing directors, including our named executive officers. Severance benefits are not provided for discharge for cause. Severance pay generally is equal to six months’ salary.

Deferred Compensation Plan

The following description of our deferred compensation plan is not complete and is qualified by reference to the full text of the plan, which has been filed as an exhibit to this Transition Report.

Our deferred compensation plan became effective on September 1, 2001 and was amended and restated on August 1, 2003. The plan is designed to permit a select group of management and highly compensated employees who contribute materially to our continued growth, development and future business success to accumulate additional income for retirement and other personal financial goals through a plan that enables the participants to make elective deferrals of compensation to which they will become entitled to in the future. Our deferred compensation plan is nonqualified and unfunded, and participants are unsecured general creditors of BearingPoint as to their accounts.

Administration of the Plan. Our deferred compensation plan is administered by a committee that consists of the members of the committee of our 401(k) Plan, or others appointed by our board of directors. The committee has full power to make, amend, interpret and enforce all appropriate rules and regulations of the deferred compensation plan.

Eligibility. Managing directors, including our named executive officers, and other highly compensated executives selected by the plan’s administrative committee are eligible to participate in the plan.

Elective Contributions. Plan participants execute an election form to make a pre-tax deferral of a portion of their annual base salary and bonuses, subject to maximum and minimum percentage limitations. Currently, participants may defer a minimum of 10% of their pre-tax commissions and bonuses in a calendar year. Participants may defer a maximum of 50% of annual base salary and 100% of commissions and bonuses.

Matching Contributions. The deferred compensation plan allows us, in the discretion of the administrative committee, to make matching contributions with respect to participants. We currently do not match amounts participants elect to defer under our deferred compensation plan.

Account. A bookkeeping account is maintained for each participant for the purpose of recording the current value of his or her elective contributions, including earnings credited thereto. The account is maintained on our books only, and we are under no obligation to segregate the assets of individual plan participants. For the measure of investment return on the participant’s account, the participant may designate one or more investment funds among a group of funds chosen by the administration committee. The participant’s account is adjusted daily to reflect earnings and losses on the participant’s designated investments.

We have established a trust for the deferred compensation plan. At least annually, we are required to transfer to the trust an amount that we believe is sufficient to provide, on a present value basis, for our future liabilities under the deferred compensation plan, taking into consideration the value of the assets in the trust at the time of the transfer.

Distributions. Subject to certain limitations, distributions of benefits from participants’ accounts under the deferred compensation plan will be made upon the first to occur of: the participant’s disability, the participant’s death, the first day the participant is no longer our employee, the termination of the deferred compensation plan, or a date designated by the participant on an election form.

The distribution of benefits to the participant will be made in accordance with the election made by the participant in a lump sum or in equal annual installments over a period of not less than two years and not more than fifteen years. If the participant dies before the entire account balance is distributed, the unpaid balance will be paid to the participant’s beneficiary in a lump sum.

The participant may apply for a hardship distribution in limited circumstances in the event of such participant’s immediate and substantial financial need and the participant’s account will be reduced by the amount of any such hardship withdrawal. A hardship distribution will be distributed in those circumstances and at such time or times as the administrative committee determines.

In the event the participant requests a distribution prior to the date specified in the first paragraph of this section, other than a hardship distribution, the administrative committee may distribute any portion of the participant’s account, provided that the participant’s account is debited an amount equal to 10% of the amount of the requested distribution, in addition to the amount of the requested distribution. If an early withdrawal election is made, the participant will not be entitled to participate in the deferred compensation plan for a period ending two years after the date of the payout.

Amendment and Termination. We reserve the right to discontinue sponsorship of the plan at any time. Other than the provisions regarding a change in control, the plan may be amended or terminated in whole or in part at any time by our board of directors in its sole discretion. Any amendment or termination will not affect the rights of any participant under the plan other than as may be required by law.

Change in Control. If the deferred compensation plan is terminated due to a change in control, benefits will be paid in a lump sum within five business days of the change in control. Upon and after the occurrence of a change in control, the administrator shall be an independent third party selected by the trustee of the trust and approved by the individual who, immediately prior to such event, was the our chief executive officer or, if not so identified, our highest ranking officer.

DIRECTORS’ COMPENSATION

Under current policy, an annual fee of $40,000 is paid to the directors who are not employed by the Company on a full-time or other basis. Directors also are paid a fee of $2,000 for attendance in person at any meeting of the Board or a committee of the Board and $1,000 for attendance via telephone. Members of the Audit Committee are paid $2,000 for attendance at Audit Committee meetings whether attended in person or via telephone.

Under our 2000 Long-Term Incentive Plan, non-employee directors receive stock option grants of 15,000 shares of Common Stock upon their initial election, and the Chair of the Audit Committee receives an additional 5,000-share stock option grant upon his or her initial appointment to this position. Each director also receives an additional grant of 8,000 shares of restricted Common Stock immediately following each Annual Meeting held after 2001.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of Common Stock beneficially owned by each named executive officer (see the Summary Compensation Table above) and each director of the Company, by all directors and executive officers of the Company as a group and by all persons, to the knowledge of the Company, beneficially owning more than 5% of the Company’s Common Stock.

EQUITY SECURITIES BENEFICIALLY OWNED ON APRIL 1, 2004

	Common Stock
Name of Beneficial Owner or Identity of Group	Number of Shares(1)		Percentage of Shares Outstanding(2)
Named Executive Officers
Randolph C. Blazer	1,285,202	(1)	(3)
Bradley J. Schwartz	780,451	(1)	(3)
Michael J. Donahue	455,782	(1)	(3)
David W. Black	221,255	(1)	(3)
Nathan H. Peck, Jr.	327,401	(1)	(3)

Directors
Douglas C. Allred	27,000	(7)	(3)
Betsy J. Bernard	—	(8)	(3)
Randolph C. Blazer	See above		(3)
Wolfgang Kemna	27,000	(4)	(3)
Albert L. Lord	34,600	(7)	(3)
Roderick C. McGeary	156,476	(4)(5)	(3)
Afshin Mohebbi	27,000	(4)	(3)
Alice M. Rivlin	32,000	(6)	(3)
J. Terry Strange	28,000	(9)	(3)
All executive officers and directors as a group (14 persons)	3,464,667	(10)	1.76%

Name and Address of 5% Holders of Common Stock

Cisco Systems, Inc. (11)
170 West Tasman Drive
San Jose, California 95134	15,440,033		7.86%

T. Rowe Price Associates (12)
100 E. Pratt Street
Baltimore, Maryland 21202	9,746,340		5.00%

Fidelity Investments (13)
FMR Corp.
82 Devonshire Street
Boston, Massachusetts 02109	18,448,275		9.39%

Wellington Management Company (14)
75 State Street
Boston, Massachusetts 02109	13,654,600		6.95%

KPMG Deutsche Treuhand-Gesellschaft AG (15)
Taubenstrasse 44-45
Berlin, Germany 10117	16,501,650		8.40%

KPMG Regulus Treuhand-Gesellschaft GmbH (16)
Taubenstrasse 44-45
Berlin, Germany 10117	12,625,305		6.43%

(1)	With respect to the named executive officers of the Company, includes 2,448,955 shares of Common Stock subject to stock options granted under our 2000 Long-Term Incentive Plan that either are presently exercisable or will become exercisable within 60 days of April 1, 2004, including 1,031,888 shares with respect to Mr. Blazer, 614,552 shares with respect to Mr. Schwartz, 363,392 shares with respect to Mr. Donahue, 188,142 shares with respect to Mr. Black and 250,981 shares with respect to Mr. Peck. Also includes certain shares of Common Stock owned directly or indirectly by spouses of named executive officers, children who share the same residence and certain other family members, as to which shares the named executive officers in some instances disclaim beneficial ownership. Unless otherwise indicated below, and with the exception of shares owned directly or indirectly by spouses, children and certain other family members, each of the beneficial owners indicates that he has sole voting and dispositive powers.
(2)	All percentages are calculated based on the number of shares of Common Stock that were issued and outstanding as of April 1, 2004, less treasury shares, which totals 196,399,468.

(3)	Beneficial ownership does not exceed one percent of the shares of Common Stock outstanding.
(4)	Messrs. Kemna, McGeary and Mohebbi each hold options to purchase 15,000 shares of Common Stock that were awarded to them by virtue of their status as non-employee directors. The options vested on April 24, 2002.
(5)	Mr. McGeary also holds options to purchase 7,928 shares of Common Stock that were awarded to him by virtue of his status as a non-employee director. The options vested on June 30, 2001.
(6)	Ms. Rivlin holds options to purchase 20,000 shares of Common Stock. The options were awarded to her when she became a non-employee director and the Chair of the Audit Committee. The options vested on October 1, 2002.
(7)	Messrs. Allred and Lord each hold options to purchase 15,000 shares of Common Stock that were awarded to them by virtue of their status as non-employee directors. The options vested on February 4, 2004.
(8)	Ms. Bernard holds options to purchase 15,000 shares of Common Stock. The options were awarded to her when she became a non-employee director. The options vest on March 29, 2005.
(9)	Mr. Strange holds options to purchase 15,000 shares of Common Stock. The options were awarded to him when he became a non-employee director. The options vest on April 29, 2004.
(10)	Includes 2,456,833 shares of Common Stock subject to stock options granted under our 2000 Long-Term Incentive Plan that either are presently exercisable or will become exercisable within 60 days of April 1, 2004.
(11)	Represents shares beneficially held as of December 31, 2003 by Cisco Systems, Inc. and held in the nominee name of Coastdock & Co. (“Cisco”). Cisco has sole dispositive and voting power with respect to all 15,440,033 shares.
(12)	These securities are owned, as of December 31, 2003, by various individual and institutional investors which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities and Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Price Associates has sole dispositive power with respect to 9,746,340 shares and sole voting power with respect to 1,513,600 shares.
(13)	Represents shares beneficially held as reported on a Schedule 13G filed on February 17, 2004 by FMR Corp., Edward C. Johnson 3d, and Abigail P. Johnson. FMR Corp. has sole dispositive power with respect to 18,448,275 shares and sole voting power with respect to 1,333,742 shares. Edward C. Johnson has sole dispositive power with respect to 18,448,275 shares and sole voting power with respect to 1,333,742 shares. Abigail P. Johnson has sole dispositive power with respect to 18,448,275 shares.
(14)	Represents shares beneficially held as of December 31, 2003 by Wellington Management Company, LLP (“Wellington”). Wellington has shared voting power with respect to 4,420,200 shares, and has shared dispositive power with respect to 13,654,600 shares.
(15)	Represents shares beneficially held as of April 1, 2004 by KPMG Deutsche Treuhand-Gesellschaft AG (“KPMG DTG”). KPMG DTG has sole dispositive power with respect to 3,876,345 shares and sole voting power with respect to 16,501,650 shares. KPMG Regulus Treuhand-Gesellschaft GmbH (“Regulus”) has sole dispositive power with respect to 12,625,305 of these shares. These shares were issued in connection with the acquisition by the Company of BearingPoint GmbH (formerly KPMG Consulting AG) in August 2002.
(16)	Represents shares beneficially held as of April 1, 2004 by Regulus. Regulus has sole dispositive power with respect to 12,625,305 shares. KPMG DTG has sole voting power with respect to these 12,625,305 shares.

EQUITY COMPENSATION PLAN INFORMATION

(as of December 31, 2003)

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	57,649,756	$12.51	17,088,838	(1)(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	57,649,756	$12.51	17,088,838

(1)	Includes 5,504,387 shares of the Company’s common stock available for grants of stock options, restricted stock, stock appreciation rights and other stock-based awards under our 2000 Long-Term Incentive Plan and 11,584,451 shares of the Company’s common stock available for issuance under our Employee Stock Purchase Plan.
(2)	Under our 2000 Long-Term Incentive Plan, the number of shares of common stock authorized for grants or awards under the plan adjusts automatically based upon the following formula: authorized shares is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of common stock and (y) the number of authorized shares. Under our Employee Stock Purchase Plan, the number of shares of our common stock that may be purchased is 3,766,096 shares, plus an annual increase on the first day of each of our fiscal years beginning on July 1, 2002 and ending on June 30, 2026 equal to the lesser of (i) 5,946,467 shares, (ii) three percent of the shares outstanding on the last day of the immediately preceding fiscal year or (iii) a lesser number of shares as determined by our board of directors or the compensation committee.

Item 13.    Certain Relationships and Related Transactions

INDEBTEDNESS OF EXECUTIVE OFFICERS

In fiscal year 2002, Messrs. Blazer, Schwartz, Donahue and Black received restricted shares of Common Stock pursuant to our 2000 Long-Term Incentive Plan. In connection with such stock awards, the recipients incurred immediate taxable income equal to the fair market value of the restricted stock at the time the restricted stock awards were granted to them (the “Compensation Income”), but the shares could not be sold due to the restrictions. To assist the recipients in paying the tax obligations associated with such stock awards, the Board approved full-recourse loans to such executive officers in amounts equal to the estimated tax liabilities associated with the Compensation Income. The following table lists those executive officers who received loans in connection with the restricted stock awards and whose maximum indebtedness to the Company at any time from July 1, 2003 through April 1, 2004 exceeded $60,000:

Name of Individual	Relationship with the Company	Maximum Principal Amount of Loans Outstanding from 7/01/03 through 4/01/04(1)	Principal Amount of Loans Outstanding on 4/01/2004
Randolph C. Blazer	Chairman, Chief Executive Officer and President	$864,651	$864,651

Bradley J. Schwartz	Group Executive Vice President, Worldwide Client Service	421,042	421,042

Michael J. Donahue	Group Executive Vice President and Chief Operating Officer	202,158	144,398

David W. Black	Executive Vice President, General Counsel and Secretary	94,537	94,537

(1)	Interest accrues on the principal amount of the outstanding loans and is payable annually. The interest rate on the loans is 4.5% per year.

TRANSACTIONS WITH SIGNIFICANT STOCKHOLDER

The Company engaged in reportable transactions with one stockholder that held more than 5% of the Company’s Common Stock during the six months ended December 31, 2003—Cisco Systems, Inc. The Company and Cisco are parties to an alliance agreement under which they work together to define and deliver comprehensive Internet-based service offerings for enterprises that fall within our industry groups and for the market of local exchange carriers, regional bell operating companies, inter-exchange carriers and Internet service providers. Pursuant to the alliance agreement, during the six months ended December 31, 2003, Cisco made payments to the Company of approximately $1,930,000 and the Company made payments to Cisco of approximately $154,000.

Item 14.    Principal Accountant Fees and Services

Audit Committee Pre-Approval Policies

Pursuant to paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X the Audit Committee has adopted policies and procedures for approving all audit and permissible non-audit services performed by our independent auditors. Consistent with these policies, all engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Audit Committee. No services provided by our independent auditor were approved by the Audit Committee pursuant to the “de minimis” exception to the pre-approval requirement set forth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Independent Auditor’s Fees

During the six month period ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002, our independent auditors billed us the fees set forth below in connection with services rendered by them:

Type of Fee	Six months ended December 31, 2003 (1)	Year Ended June 30, 2003 (1) (2)		Year Ended June 30, 2002 (2)
Audit Fees	$3,471,656	$3,782,934	(3)	$689,400
Audit Related Fees	321,959	111,000	(4)	317,300
Tax Fees	156,440	110,100	(4)	—
All Other Fees	—	—		104,200

Total	$3,950,055	$4,004,034		$1,110,900

(1)	Our independent auditor for the six months ended December 31, 2003 and for fiscal year 2003, effective as of June 11, 2003, was PricewaterhouseCoopers LLP.
(2)	Our independent auditor for the first three quarters of fiscal year 2003 and for fiscal year 2002 was Grant Thornton LLP.
(3)	Total includes $273,000 billed by Grant Thornton LLP and $3,509,934 billed by PricewaterhouseCoopers LLP.
(4)	Fees for PricewaterhouseCoopers LLP only.

The audit services rendered by our independent auditors included examination of the financial statements of our subsidiaries and affiliates and us, consultation in connection with the preparation of the Annual Report to Stockholders and the filing of the Form 10-K Annual Report and other regulatory filings with the Securities and Exchange Commission, review of our unaudited quarterly financial statements and services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

Audit related services include assurance and related services provided by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not included above under “Audit Fees.” These services principally include examination of and consultation in connection with pension and benefit plans, consultation and advisory services related to Sarbanes-Oxley requirements and other services in connection with regulatory reporting requirements.

Tax services principally include consultation in connection with tax compliance, tax advice and tax planning.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The financial statements of the Company required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(2)	See Financial Statement Schedule under Item 15(d). (a)(3) See the exhibits listed below under Item 15(c).

(b)	The Company filed two Current Reports on Form 8-K from September 30, 2003 through December 31, 2003. In the Form 8-K filed on October 6, 2003, the Company announced the end of a temporary suspension of trading of the Company stock through certain of the Company’s employee benefit plans under Item 11. On November 13, 2003, the Company announced its financial results for the quarter ended September 30, 2003 under Item 5 and furnished the quarterly earnings release under Item 12.

(c)	Exhibit Index

Exhibit No.	Description
2.1	Share Purchase Agreement dated June 8, 2002, among the Company, KPMG DTG and the minority shareholders, which is incorporated herein by reference to Exhibit 2.1 from the Company’s Form 8-K filed on September 6, 2002.

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of January 29, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.2	Limited License Agreement between the Company and KPMG International, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.3	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

Exhibit No.	Description

10.4	Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.5	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1.

10.6	Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form S-1.

10.7	Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form S-1.

10.8	Form of Managing Director Agreement, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended June 30, 2003.

10.9	Stock Purchase Agreement dated as of December 29, 1999, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1.

10.10	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.11	Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the Company’s Form S-1.

10.12	Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form 10-K for the year ended June 30, 2001.

10.13	Amendment No. 2 to Alliance Agreement, dated March 4, 2002, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ended March 31, 2002.

10.14	Oracle Partnernetwork Worldwide Agreement, dated as of May 30, 2002, between the Company and Oracle Corporation, which is incorporated herein by reference to Exhibit 10.14 from the Company’s Form 10-K for the year ended June 30, 2003.

10.15	Amendment One to the Oracle Partnernetwork Worldwide Agreement, dated May 30, 2002, between the Company and Oracle Corporation, which is incorporated herein by reference to Exhibit 10.15 from the Company’s Form 10-K for the year ended June 30, 2003.

10.16	SAP Global Partner-Services Agreement dated March 8, 2003, between the Company and SAP AG, which is incorporated herein by reference to Exhibit 10.16 from the Company’s Form 10-K for the year ended June 30, 2003.

10.17	Amended and Restated 2000 Long-Term Incentive Plan, dated April 22, 2003, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended March 30, 2003.

10.18	Employee Stock Purchase Plan, as amended and restated October 2, 2002, which is incorporated herein by reference to Exhibit 10.18 from the Company’s Form 10-K for the year ended June 30, 2003.

10.19	Amended and Restated 401(k) Plan dated August 21, 2003, which is incorporated herein by reference to Exhibit 10.19 from the Company’s Form 10-K for the year ended June 30, 2003.

Exhibit No.	Description

10.20	Deferred Compensation Plan, as amended and restated as of August 1, 2003, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form 10-K for the year ended June 30, 2003.

10.21	Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications International, Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form S-1.

10.22	Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2004, between KCI Funding Corporation, BearingPoint, Inc. and PNC Bank, National Association, as Administrator.

10.23	Purchase and Sale Agreement, dated as of May 22, 2000, between the Company and KCI Funding Corporation, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.24	Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.25	Revolving Credit Facility Agreement, dated May 29, 2002, between the Company, the guarantors referred to therein, the banks party thereto, PNC Bank National Association, as the administrative agent, PNC Capital Markets, Inc. and JP Morgan Securities, Inc., as the arrangers, Barclays Bank PLC, as the syndication agent, JP Morgan Chase Bank, Citibank N.A. and Bank of America, N.A. as the documentation agents and SunTrust Bank, as the co-agent, which is incorporated herein by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended June 30, 2002.

10.26	Revolving Credit Facility Agreement, dated August 21, 2002, between the Company, KPMG Consulting, LLC, the guarantors referred to therein, the banks party thereto, JP Morgan Chase Bank, as the administrative agent, and J.P. Morgan Securities, Inc., as the sole arranger and book runner, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Form 10-K for the year ended June 30, 2002.

10.27	Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.28	Second Amendment to Credit Facility Agreement, dated November 14, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 8-K filed on November 27, 2002.

10.29	Third Amendment to Credit Facility Agreement, dated May 13, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.37 from the Company’s Form 10-K for the year ended June 30, 2003.

10.30	Fourth Amendment to Credit Facility Agreement, dated November 25, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent.

10.31	Fifth Amendment to Credit Facility Agreement, dated March 19, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent.

Exhibit No.	Description

10.32	Notice and Waiver, dated as of September 30, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.33	Master Release [Intercompany Notes], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.34	Master Release [Foreign Stock Pledges], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.35	Promissory Note, dated as of October 1, 2001, executed by Randolph C. Blazer, which is incorporated herein by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended June 30, 2002.

10.36	Promissory Note, dated as of October 1, 2001, executed by Michael J. Donahue, which is incorporated herein by reference to Exhibit 10.33 from the Company’s Form 10-K for the year ended June 30, 2002.

10.37	Promissory Note, dated as of October 1, 2001, executed by Bradley J. Schwartz, which is incorporated herein by reference to Exhibit 10.34 from the Company’s Form 10-K for the year ended June 30, 2002.

10.38	Promissory Note, dated as of October 1, 2001, executed by David W. Black, which is incorporated herein by reference to Exhibit 10.35 from the Company’s Form 10-K for the year ended June 30, 2002.

10.39	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.40	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers and Other Key Executives, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.41	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.42	Form of Note Purchase Agreement, dated as of November 26, 2002, among the Company, the Subsidiary Guarantors and the Purchasers, relating to $220,000,000 aggregate principal amount of 5.95% Series A Senior Notes due 2005, 6.43% Series B Senior Notes due 2006 and 6.71% Series C Senior Notes due 2007, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 8-K filed on November 27, 2002.

10.43	Form of 5.95% Series A Senior Note due 2005, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 8-K filed on November 27, 2002.

10.44	Form of 6.43% Series B Senior Note due 2006, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 8-K filed on November 27, 2002.

Exhibit No.	Description

10.45	Form of 6.71% Series C Senior Note due 2007, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.46	Form of Subsidiary Guarantee, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.47	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

14.1	Code of Business Conduct and Ethics.

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated June 12, 2003, which is incorporated herein by reference to Exhibit 16.1 from the Company’s Form 8-K filed on June 12, 2003.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results

(d)	Financial Statement Schedule

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of BearingPoint, Inc.

Our audit of the consolidated financial statements referred to in our report dated April 15, 2004 appearing in this Transition Report on Form 10-K of BearingPoint, Inc. also included an audit of the financial statement schedule for the six months ended December 31, 2003 and for the year ended June 30, 2003 included in Item 15(d) of this Form 10-K. In our opinion, this financial statement schedule for the six months ended December 31, 2003 and for the year ended June 30, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

McLean, Virginia

April 15, 2004

REPORT OF CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors and Stockholders

BearingPoint, Inc.

In connection with our audit of the financial statements of BearingPoint, Inc. (formerly KPMG Consulting, Inc.), referred to in our report dated August 6, 2002, except for Note 2, under the subheading “Stock-Based Compensation”, as to which the date is September 29, 2003 and Note 21, as to which the date is April 12, 2004, which is included in this Transition Report on Form 10-K for the period from July 1, 2003 to December 31, 2003, we have also audited Schedule II for the years ended June 30, 2001 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth herein.

Grant Thornton LLP

New York, New York

August 6, 2002 except for Note 2,

under the subheading “Stock-Based Compensation,”

as to which the date is September 29, 2003 and Note 21,

as to which the date is April 12, 2004

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charge to Costs and Expenses (a)	Deductions- Write Offs	Balance at End of Period
	(in thousands)
Year Ended June 30, 2001	$7,000	$63,157	$(42,690)	$27,467
Year Ended June 30, 2002	27,467	22,510	(21,332)	28,645
Year Ended June 30, 2003	28,645	3,071	(12,989)	18,727
Six Months Ended December 31, 2003	18,727	3,862	(5,349)	17,240

(a)	Expense reflected in other costs of service in the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEARINGPOINT, INC.

Date: April 16, 2004	By:	/s/ RANDOLPH C. BLAZER

Randolph C. Blazer Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April 16, 2004 by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title

/s/ RANDOLPH C. BLAZER Randolph C. Blazer	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

/s/ ROBERT S. FALCONE Robert S. Falcone	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ DOUGLAS C. ALLRED Douglas C. Allred	Director

Betsy J. Bernard	Director

Wolfgang Kemna	Director

/s/ ALBERT L. LORD Albert L. Lord	Director

/s/ RODERICK C. MCGEARY Roderick C. McGeary	Director

/s/ AFSHIN MOHEBBI Afshin Mohebbi	Director

/s/ ALICE M. RIVLIN Alice M. Rivlin	Director

/s/ J. TERRY STRANGE J. Terry Strange	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreement dated June 8, 2002, among the Company, KPMG DTG and the minority shareholders, which is incorporated herein by reference to Exhibit 2.1 from the Company’s Form 8-K filed on September 6, 2002.

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of January 29, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.2	Limited License Agreement between the Company and KPMG International, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.3	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.4	Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.5	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1.

10.6	Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form S-1.

10.7	Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form S-1.

10.8	Form of Managing Director Agreement, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended June 30, 2003.

Exhibit No.	Description

10.9	Stock Purchase Agreement dated as of December 29, 1999, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1.

10.10	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.11	Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the Company’s Form S-1.

10.12	Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form 10-K for the year ended June 30, 2001.

10.13	Amendment No. 2 to Alliance Agreement, dated March 4, 2002, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ended March 31, 2002.

10.14	Oracle Partnernetwork Worldwide Agreement, dated as of May 30, 2002, between the Company and Oracle Corporation, which is incorporated herein by reference to Exhibit 10.14 from the Company’s Form 10-K for the year ended June 30, 2003.

10.15	Amendment One to the Oracle Partnernetwork Worldwide Agreement, dated May 30, 2002, between the Company and Oracle Corporation, which is incorporated herein by reference to Exhibit 10.15 from the Company’s Form 10-K for the year ended June 30, 2003.

10.16	SAP Global Partner-Services Agreement dated March 8, 2003, between the Company and SAP AG, which is incorporated herein by reference to Exhibit 10.16 from the Company’s Form 10-K for the year ended June 30, 2003.

10.17	Amended and Restated 2000 Long-Term Incentive Plan, dated April 22, 2003, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended March 30, 2003.

10.18	Employee Stock Purchase Plan, as amended and restated October 2, 2002, which is incorporated herein by reference to Exhibit 10.18 from the Company’s Form 10-K for the year ended June 30, 2003.

10.19	Amended and Restated 401(k) Plan dated August 21, 2003, which is incorporated herein by reference to Exhibit 10.19 from the Company’s Form 10-K for the year ended June 30, 2003.

10.20	Deferred Compensation Plan, as amended and restated as of August 1, 2003, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form 10-K for the year ended June 30, 2003.

10.21	Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications International, Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form S-1.

10.22	Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2004, between KCI Funding Corporation, BearingPoint, Inc. and PNC Bank, National Association, as Administrator.

10.23	Purchase and Sale Agreement, dated as of May 22, 2000, between the Company and KCI Funding Corporation, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

Exhibit No.	Description

10.24	Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.25	Revolving Credit Facility Agreement, dated May 29, 2002, between the Company, the guarantors referred to therein, the banks party thereto, PNC Bank National Association, as the administrative agent, PNC Capital Markets, Inc. and JP Morgan Securities, Inc., as the arrangers, Barclays Bank PLC, as the syndication agent, JP Morgan Chase Bank, Citibank N.A. and Bank of America, N.A. as the documentation agents and SunTrust Bank, as the co-agent, which is incorporated herein by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended June 30, 2002.

10.26	Revolving Credit Facility Agreement, dated August 21, 2002, between the Company, KPMG Consulting, LLC, the guarantors referred to therein, the banks party thereto, JP Morgan Chase Bank, as the administrative agent, and J.P. Morgan Securities, Inc., as the sole arranger and book runner, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Form 10-K for the year ended June 30, 2002.

10.27	Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.28	Second Amendment to Credit Facility Agreement, dated November 14, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 8-K filed on November 27, 2002.

10.29	Third Amendment to Credit Facility Agreement, dated May 13, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.37 from the Company’s Form 10-K for the year ended June 30, 2003.

10.30	Fourth Amendment to Credit Facility Agreement, dated November 25, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent.

10.31	Fifth Amendment to Credit Facility Agreement, dated March 19, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent.

10.32	Notice and Waiver, dated as of September 30, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.33	Master Release [Intercompany Notes], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.34	Master Release [Foreign Stock Pledges], dated November 22, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

Exhibit No.	Description

10.35	Promissory Note, dated as of October 1, 2001, executed by Randolph C. Blazer, which is incorporated herein by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended June 30, 2002.

10.36	Promissory Note, dated as of October 1, 2001, executed by Michael J. Donahue, which is incorporated herein by reference to Exhibit 10.33 from the Company’s Form 10-K for the year ended June 30, 2002.

10.37	Promissory Note, dated as of October 1, 2001, executed by Bradley J. Schwartz, which is incorporated herein by reference to Exhibit 10.34 from the Company’s Form 10-K for the year ended June 30, 2002.

10.38	Promissory Note, dated as of October 1, 2001, executed by David W. Black, which is incorporated herein by reference to Exhibit 10.35 from the Company’s Form 10-K for the year ended June 30, 2002.

10.39	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.40	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers and Other Key Executives, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.41	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.42	Form of Note Purchase Agreement, dated as of November 26, 2002, among the Company, the Subsidiary Guarantors and the Purchasers, relating to $220,000,000 aggregate principal amount of 5.95% Series A Senior Notes due 2005, 6.43% Series B Senior Notes due 2006 and 6.71% Series C Senior Notes due 2007, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 8-K filed on November 27, 2002.

10.43	Form of 5.95% Series A Senior Note due 2005, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 8-K filed on November 27, 2002.

10.44	Form of 6.43% Series B Senior Note due 2006, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 8-K filed on November 27, 2002.

10.45	Form of 6.71% Series C Senior Note due 2007, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.46	Form of Subsidiary Guarantee, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 8-K filed on November 27, 2002.

10.47	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

14.1	Code of Business Conduct and Ethics.

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated June 12, 2003, which is incorporated herein by reference to Exhibit 16.1 from the Company’s Form 8-K filed on June 12, 2003.

21.1	List of subsidiaries of the Registrant.

Exhibit No.	Description

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results

(d)	Financial Statement Schedule

