Form 10-Q
period 2004-03-31
BEARINGPOINT INC
filed 2004-05-10
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-31451

BearingPoint, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3680505
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive office)	(Zip Code)

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

The number of shares of common stock of the Registrant outstanding as of April 30, 2004 was 196,423,647.

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I,    ITEM 1.—FINANCIAL STATEMENTS

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$861,041	$818,870

Costs of service:
Professional compensation	375,742	379,682
Other direct contract expenses	260,739	192,598
Lease and facilities charge	3,572	5,612
Other costs of service	66,958	66,330

Total	707,011	644,222

Gross profit	154,030	174,648
Amortization of purchased intangible assets	1,095	12,396
Selling, general and administrative expenses	137,930	141,526

Operating income	15,005	20,726
Interest income	205	446
Interest expense	(4,409)	(5,028)
Other income (expense), net	(750)	(1,432)

Income before taxes	10,051	14,712
Income tax expense	7,898	10,571

Income before cumulative effect of change in accounting principle	2,153	4,141
Cumulative effect of change in accounting principle, net of tax	(529)	—

Net income	$1,624	$4,141

Earnings per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.01	$0.02
Cumulative effect of change in accounting principle	—	—

Net income	$0.01	$0.02

Weighted average shares—basic	195,258,684	190,287,455

Weighted average shares—diluted	198,203,736	190,327,222

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$116,792	$122,723
Accounts receivable, net	394,956	357,620
Unbilled revenue	305,615	293,559
Deferred income taxes	42,168	35,291
Prepaid expenses and other current assets	79,088	53,088

Total current assets	938,619	862,281
Property and equipment, net	204,151	203,341
Goodwill	962,149	981,222
Other intangible assets, net	6,989	8,156
Deferred income taxes, less current portion	52,099	50,539
Other assets	24,203	23,908

Total assets	$2,188,210	$2,129,447

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$9,614	$9,345
Accounts payable	197,894	200,521
Accrued payroll and employee benefits	177,337	175,830
Deferred revenue	55,366	72,473
Income tax payable	30,672	21,082
Current portion of accrued lease and facilities charge	22,426	22,048
Deferred income taxes	1,151	4,268
Other current liabilities	134,267	123,829

Total current liabilities	628,727	629,396
Notes payable, less current portion	298,060	238,883
Accrued employee benefits	64,136	62,821
Accrued lease and facilities charge, less current portion	31,323	33,465
Deferred income taxes, less current portion	4,656	4,549
Other liabilities	31,307	28,675

Total liabilities	1,058,209	997,789

Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 200,207,400 shares issued and 196,395,150 shares outstanding on March 31, 2004 and 198,295,364 shares issued and 194,483,114 shares outstanding on December 31, 2003	1,992	1,973
Additional paid-in capital	1,122,775	1,105,631
Accumulated deficit	(156,180)	(157,804)
Notes receivable from stockholders	(8,995)	(9,114)
Accumulated other comprehensive income	206,136	226,699
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,130,001	1,131,658

Total liabilities and stockholders’ equity	$2,188,210	$2,129,447

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,624	$4,141
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(11,480)	(4,805)
Stock awards	3,363	3,024
Depreciation and amortization	18,755	19,711
Amortization of purchased intangible assets	1,095	12,396
Lease and facilities charge	3,572	5,612
Changes in assets and liabilities:
Accounts receivable	(38,180)	39,126
Unbilled revenue	(12,341)	(68,819)
Prepaid expenses and other current assets	(26,200)	(15,988)
Other assets	(711)	768
Accrued payroll and employee benefits	2,432	(26,417)
Accounts payable and other current liabilities	(2,808)	(2,207)
Other liabilities	597	3,320

Net cash used in operating activities	(60,282)	(30,138)

Cash flows from investing activities:
Purchases of property and equipment	(20,389)	(26,485)
Businesses acquired, net of cash acquired	—	(2,160)

Net cash used in investing activities	(20,389)	(28,645)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	13,052	15,242
Proceeds from notes payable	163,150	206,173
Repayment of notes payable	(104,265)	(175,399)
Notes receivable from stockholders	119	—
Increase in book overdrafts	3,134	1,988

Net cash provided by financing activities	75,190	48,004

Effect of exchange rate changes on cash and cash equivalents	(450)	601

Net decrease in cash and cash equivalents	(5,931)	(10,178)
Cash and cash equivalents—beginning of period	122,723	74,197

Cash and cash equivalents—end of period	$116,792	$64,019

Supplementary cash flow information:
Interest paid	$738	$1,058
Taxes paid	$11,309	$10,496

The accompanying notes are an integral part of these consolidated condensed financial statements.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of BearingPoint, Inc. (referred to below as “we,” “our,” “BearingPoint” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the six months ended December 31, 2003, included in the Company’s Transition Report on Form 10-K filed with the SEC. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2.    Change in Accounting Principle

Historically, the Company has consolidated the financial results of certain foreign subsidiaries within Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific region as of a date that is one month prior (i.e. February 29, 2004) to that of the Company’s fiscal reporting period (i.e. March 31, 2004) (“one-month lag”). The change in accounting principle results in certain Asia Pacific subsidiaries now reporting on a current period basis that is consistent with the Company’s fiscal reporting period. The purpose of the change is to have these certain foreign subsidiaries report on a basis similar to the Company’s fiscal reporting period. As a result, net income for the three months ended March 31, 2004 includes a cumulative effect of a change in accounting principle of $529, representing the total December 2003 net loss for these entities. Certain of the Company’s consolidated foreign subsidiaries continue to report their results of operations on a one-month lag.

Net income and basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 are set forth below as if accounting for consolidated foreign subsidiaries on a one-month lag had been accounted for in the same manner for all periods presented.

	Three Months Ended March 31,
	2004	2003
	proforma
Revenue	$861,041	$828,394
Costs of service	707,011	651,343

Gross profit	154,030	177,051
Amortization of purchased intangible assets	1,095	12,453
Selling, general and administrative expenses	137,930	141,211

Operating income	15,005	23,387
Other/Interest income (expense), net	(4,954)	(6,369)

Income before taxes	10,051	17,018
Income tax expense	7,898	10,751

Net income	$2,153	$6,267

Earnings per share—basic and diluted:
Net income	$0.01	$0.03

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 3.    Segment Reporting

The Company’s segment information has been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s segments constitute its four North America industry groups (Public Services, Communications & Content, Financial Services and Consumer, Industrial and Technology), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment transactions are not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Prior year information has been reclassified to conform with current year presentation.

	Three Months Ended March 31,
	2004		2003
	Revenue	Operating Income	Revenue	Operating Income
Public Services	$353,403	$87,998	$276,707	$77,224
Communications & Content	60,394	6,276	88,407	21,570
Financial Services	67,232	10,894	59,056	12,306
Consumer, Industrial and Technology	111,754	17,757	136,833	30,208
EMEA	153,934	13,027	157,607	8,844
Asia Pacific	91,637	15,300	83,990	9,359
Latin America	20,950	3,326	16,093	3,729
Corporate/Other (1)	1,737	(139,573)	177	(142,514)

Total	$861,041	$15,005	$818,870	$20,726

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

Note 4.    Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2004	2003
Income before cumulative effect of change in accounting principle	$2,153	$4,141
Cumulative effect of change in accounting principle, net of tax	(529)	—

Net income	1,624	4,141
Foreign currency translation adjustment, net of tax (a)	(20,461)	35,768
Minimum pension liability adjustment	(63)	—
Unrealized loss on derivative instruments, net of tax	(39)	(39)

Comprehensive income (loss)	$(18,939)	$39,870

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of the Euro against the U.S. dollar.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 5.    Earnings Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
Income before cumulative effect of change in accounting principle	$2,153	$4,141
Cumulative effect of change in accounting principle, net of tax	(529)	—

Net income	$1,624	$4,141

Weighted average shares outstanding—basic	195,258,684	190,287,455
Assumed exercise of stock options	2,945,052	39,767

Weighted average shares outstanding—diluted	198,203,736	190,327,222

Earnings per share—basic and diluted	$0.01	$0.02

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 31,065,000 and 51,706,610 for the three months ended March 31, 2004 and 2003, respectively.

Note 6.    Change in Estimate

During the quarter ended December 31, 2002, the Company decreased the expected remaining useful life of certain systems applications used as part of its infrastructure operations. The decrease in the expected remaining useful life was a result of the Company’s continued build-out of certain infrastructure functions scheduled to be completed in the first half of 2004, which upon completion will replace the existing applications. This change in estimate resulted in a charge to net income of $1,182 (net of tax), or $0.01 per share, for the three months ended March 31, 2004 and $1,775 (net of tax), or $0.01 per share, for the three months ended March 31, 2003.

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

During the quarter ended December 31, 2002, the Company replaced its $220,000 short-term revolving credit facility used to fund acquisitions with fixed rate debt. In anticipation of this refinancing, the Company entered into treasury rate locks on $125,000 of five-year debt. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and have been

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

designated as highly effective cash flow hedges. On November 6, 2002, the treasury locks were settled resulting in a gain of $787, which will be reclassified into interest expense over the term of the debt. The gain on the treasury locks converts fixed rate cash flows from 6.71% to approximately 6.56% on $125,000 of the debt.

The unamortized gain related to the treasury locks included in accumulated other comprehensive income as of March 31, 2004 was approximately $577, of which approximately $157 will be reclassified into interest expense over the next twelve months.

Note 8.    Transactions with KPMG LLP

On February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby the Company receives and is charged for infrastructure services (i.e., facilities management, technology-related services, and other administrative and executive functions) performed by KPMG LLP. The allocation of costs to the Company for such services is based on actual costs incurred by KPMG LLP and are allocated among KPMG LLP’s assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification). With regard to facilities costs, the Company and KPMG LLP have entered into various other arrangements pursuant to which the Company subleases office space and receives certain office related support services from KPMG LLP.

In connection with the winding down and termination of services provided by KPMG LLP prior to the expiration of the transition services agreement, the Company is obligated to pay to KPMG LLP any “termination costs” incurred as a result of KPMG LLP having made certain investments in systems, personnel and other assets that were used in KPMG LLP’s shared infrastructure and national support capabilities. KPMG LLP and the Company have agreed to work together to minimize any termination costs in connection with the winding down and termination of such services (see Note 12).

Effective February 9, 2004, the Company and KPMG LLP entered into a Field Technology Support Services agreement under which KPMG LLP provides certain office based technology support services to the Company’s U.S. offices. Services under the Field Technology Support Services agreement will be provided for a term of one year (with an option to renew for an additional year) at a cost that is less than the cost for comparable services which previously were provided under the transition services agreement.

Total expenses allocated to the Company with regard to occupancy costs and other infrastructure services were as follows:

	Three Months Ended March 31,
	2004	2003
Occupancy costs	$6,167	$5,643
Other infrastructure service costs	13,911	19,121

Total	$20,078	$24,764

Amounts included in:
Other costs of service	$6,167	$5,643
Selling, general and administrative expenses	13,911	19,121

Total	$20,078	$24,764

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

During the three months ended March 31, 2004, the Company purchased $1,547 of equipment from KPMG LLP. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40,000—$60,000 for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements). Currently, the Company is charged for the use of such assets by usage charges that are included in the monthly costs under the transition services agreement.

Note 9.    Capital Stock and Option Awards

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

Pro forma information regarding net income and earnings per share is required assuming the Company had accounted for its stock-based awards to employees under the fair value method and amortized as a charge to earnings the estimated fair value of options and other stock awards over the awards’ vesting period. The weighted average fair value of stock options granted during the three months ended March 31, 2004 and 2003 was $6.33 and $4.93, respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price Expected Volatility	Risk-Free Interest Rate	Expected Life	Expected Dividend Yield
Three months ended March 31, 2004	66.31%	3.26%	6	0
Three months ended March 31, 2003	72.00%	2.91%	6	0

The fair value of the Company’s common stock purchased under the Employee Stock Purchase Plan (“ESPP”) was estimated for the three months ended March 31, 2004 and 2003 using the Black-Scholes option-pricing model and an expected volatility of 70.0%, risk-free interest rates ranging from 1.03% to 1.75%, an expected life ranging from six to eighteen months and an expected dividend yield of zero. The weighted average fair value of share purchase rights under the ESPP was $3.36 and $6.42 for the three months ended March 31, 2004 and 2003, respectively.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Net income	$1,624	$4,141
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	1,990	1,884
Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(23,383)	(23,834)

Pro forma net loss	$(19,769)	$(17,809)

Earnings (loss) per share:
Basic and diluted—as reported	$0.01	$0.02

Basic and diluted—pro forma	$(0.10)	$(0.09)

Stock Awards

In connection with the purchase business acquisitions (referred to in this Form 10-Q as “acquisitions”) relating to all or portions of certain Andersen Business Consulting practices, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $3,014 and $2,765 for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, 1,240,387 shares of common stock have been issued.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the twenty-four month offering period, the fair market value at the beginning of each six-month purchase period or the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. During the three months ended March 31, 2004, employees purchased a total of 1,842,894 shares for $12,502.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 10.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, at the reporting unit level, for the three months ended March 31, 2004 are as follows:

	Balance December 31, 2003	Additions	Other (a)	Balance March 31, 2004
Public Services	$23,581	$—	$—	$23,581
Communications & Content	24,357	—	—	24,357
Financial Services	9,210	—	—	9,210
Consumer, Industrial and Technology	39,831	—	—	39,831
EMEA	814,581	—	(20,364)	794,217
Asia Pacific	68,660	—	1,291	69,951
Latin America	800	—	—	800
Corporate/Other	202	—	—	202

Total	$981,222	$—	$(19,073)	$962,149

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments.

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

	March 31, 2004	December 31, 2003
Identifiable intangible assets:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	$59,600	$60,822

Market-related intangibles:
Market rights	12,017	12,017
Trade name	1,771	1,811

Total market-related intangibles	13,788	13,828

Total other intangibles	73,388	74,650
Accumulated amortization:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	(58,393)	(59,380)

Market-related intangibles:
Market rights	(6,582)	(5,924)
Trade name	(1,424)	(1,190)

Total market-related accumulated amortization	(8,006)	(7,114)

Total accumulated amortization	(66,399)	(66,494)

Other intangible assets, net	$6,989	$8,156

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Amortization expense related to identifiable intangible assets was $1,095 and $12,396 for the three months ended March 31, 2004 and 2003, respectively.

Note 11.    Reduction in Workforce and Lease and Facilities Charges

In connection with the Company’s previously announced office space reduction effort, the Company recorded a $3,572 restructuring charge during the three months ended March 31, 2004 related to lease, facility and other exit activities, primarily in the North America, EMEA and Asia Pacific regions. The $3,572 charge, recorded within the Corporate/Other operating segment, included $1,923 related to the fair value of future lease obligations (net of estimated sublease income), $250 representing the unamortized cost of fixed assets and $1,399 in other costs associated with exiting facilities. The Company expects to incur additional lease and facilities related restructuring charges of approximately $5,000-$9,000 during the second quarter of calendar year 2004 as the Company continues to eliminate excess capacity and align its office space with its current workforce and the needs of the business. The Company expects to incur total lease and facilities related restructuring charges under the current office space reduction effort of approximately $70,000-$74,000, of which $65,258 has been incurred to date. As of March 31, 2004, the Company has a remaining lease and facilities accrual of $53,749, of which $22,426 and $31,323 have been identified as current and noncurrent portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

As of March 31, 2004, the Company’s remaining severance accrual represents unpaid severance and termination benefits related to reduction in workforce charges recorded during the six months ended December 31, 2003. The remaining severance accrual is expected to be paid by the end of calendar year 2004.

Changes in the Company’s accrual for restructuring charges for the three months ended March 31, 2004 were as follows:

	Severance	Lease and Facilities	Total
Balance at December 31, 2003	$2,338	$55,513	$57,851
2004 charges	—	3,572	3,572
Payments	(1,408)	(5,424)	(6,832)
Other (a)	(32)	88	56

Balance at March 31, 2004	$898	$53,749	$54,647

(a)	Other changes in the restructuring accrual consist primarily of foreign currency translation and other adjustments.

Note 12.    Commitments and Contingencies

The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Additionally, under its contracts with the U.S. Government, the Company is subject to audit by the Defense Contract Audit Agency, which could result in adjustments of amounts previously billed. Currently, all years subsequent to fiscal year ended June 30, 1999 remain subject to audit. Based on its current assessment, management believes that the Company’s financial statements included adequate provision for estimated costs and losses that may ultimately be incurred with regard to such matters. In connection with the separation, the Company indemnified KPMG LLP and its partners for any liabilities or losses relating to the Company or otherwise assigned to the Company. Similarly, KPMG LLP and its partners indemnified the Company for any liabilities or losses relating to or otherwise assigned to KPMG LLP’s assurance and tax businesses.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Transition Services Provided by KPMG LLP: In connection with winding down and terminating services provided by KPMG LLP under the transition services agreement, the Company is potentially liable for the payment of termination costs, as defined in the agreement, incurred by KPMG LLP in connection with winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement (which terminated on February 8, 2004 for most non-technology services and terminates no later than February 8, 2005 for technology-related services and limited non-technology services), the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to the Company), and the Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers for such services.

The amount of termination costs that the Company will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to the Company by KPMG LLP and which can continue to be obtained directly by the Company thereafter. There were no termination costs during the three months ended March 31, 2004. The amount of termination costs that the Company will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after March 31, 2004 cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company’s consolidated financial position, cash flows or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

Other Commitments: In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments, and guarantees in accordance with FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to the Company in January 2000; indemnities to third parties in connection with performance bonds; its indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance services subcontracted to other providers; and indemnities to directors and officers under the organizational documents of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of March 31, 2004, the Company has approximately $151,120 of outstanding bid and performance bonds and $34,824 of outstanding letters of credit for which it may be required to make future payment. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2004.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 13.    Pension and Postretirement Benefits

Three Months Ended March 31, 2004
Components of net periodic pension cost
Service cost	$1,422
Interest cost	1,056
Expected return on plan assets	(240)
Amortization of loss	3
Amortization of prior service cost	191

Net periodic pension cost	$2,432

Three Months Ended March 31, 2004
Components of postretirement medical cost
Service cost	$254
Interest cost	101
Amortization of prior service cost	115

Net periodic postretirement medical cost	$470

The Company has made $753 of cash contributions to its defined benefit pension plans during the three months ended March 31, 2004. The Company expects to make additional cash contributions of approximately $2,200 to its defined benefit pension plans during the remainder of 2004.

Note 14.    Subsequent Events

During 2001, several major accounting and consulting firms, including the Company, were named as parties to a complaint filed in the Chancery Court of Miller County, Arkansas. The complaint involved a dispute over rebates and other sums received by the defendants relating to travel expenses incurred on behalf of the defendants’ clients. At a mediation held on January 15, 2004, the Company agreed to settle this case by contributing coupons and cash to provide a maximum settlement pool of $17,000, which will be divided between the plaintiffs and their lawyers. The coupons are redeemable for either Company services or, at the client’s election, 60 cents for every dollar in coupons. On April 2, 2004, the Court gave preliminary approval to the proposed settlement. The Company anticipates that notice of the proposed settlement will be sent to the purported class of claimants in early May 2004.

* * * * *

PART I,    ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information contained in the Consolidated Condensed Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below. All references to “years,” unless otherwise noted, refer to our twelve-month fiscal year, which prior to July 1, 2003 ended on June 30. In February 2004, our board of directors approved a change in our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. For example, a reference to “2003” or “fiscal year 2003” means the twelve-month period that ended on June 30, 2003.

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

We provide consulting services through industry groups in which we have significant industry-specific knowledge. Our focus on specific industries provides us with the ability to tailor our service offerings to reflect our understanding of the marketplaces in which our clients operate. We have multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (“EMEA”). We utilize this multinational network to provide consistent integrated services to our clients throughout the world. For the three months ended March 31, 2004, international operations outside North America represented 31.0% of our business (measured in revenue dollars) compared to 31.5% for the three months ended March 31, 2003.

Historically, we have consolidated the financial results of certain foreign subsidiaries within Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific region as of a date that is one month prior (i.e. February 29, 2004) to that of our fiscal reporting period (i.e. March 31, 2004) (“one-month lag”). The change in accounting principle results in certain Asia Pacific subsidiaries now reporting on a current period basis that is consistent with our fiscal reporting period. The purpose of the change is to have these certain foreign subsidiaries report on a basis similar to our fiscal reporting period. As a result, net income for the three months ended March 31, 2004 includes a cumulative effect of a change in accounting principle of $529, representing the total December 2003 net loss for these entities.

Our ability to generate business is directly influenced by several external factors. The economic condition in the industries and regions we serve is a significant factor affecting the results of our operations. The pace of technological change and the type and level of technology spending by our clients also drive our business. Changes in business requirements and practices of our clients have a significant impact on the demand for the technology consulting and systems integration services we provide.

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

Our revenue for the three months ended March 31, 2004 was $861.0 million. This represents an increase in revenue of $42.2 million, or 5.1%, from revenue generated during the three months ended March 31, 2003 of $818.9 million. When compared to the three months ended March 31, 2003, revenue for our North America region increased $31.8 million while revenue for our international regions increased $8.8 million. Revenue for our North America region increased primarily due to increases in revenue in both our Public Services ($76.7 million or 27.7%) and Financial Services ($8.2 million or 13.8%) business units, offset by declines in revenue in our Communications & Content ($28.0 million or 31.7%) and Consumer, Industrial and Technology ($25.1 million or 18.3%) business units. Revenue for our international regions increased predominantly due to the effect of currency exchange-rate fluctuations on reported revenue.

As a multinational company, our international operations, whose functional currency is the local currency, may be significantly affected by currency exchange-rate fluctuations. The strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a currency translation that has increased our reported U.S. dollar revenue and expense when compared to the same period in the prior year. In constant currency terms, our consolidated revenue for the three months ended March 31, 2004 has increased by $8.2 million, or 1.0%, when compared to the three months ended March 31, 2003. This increase is predominantly due to an increase in revenue for our North America region, offset by an overall decline in revenue for our international operations due to the sustained economic downturn, which has negatively impacted IT spending. A weakening of foreign currencies against the U.S. dollar could reduce reported revenue and expense items during future periods.

During the prior quarter, we determined that a triggering event was present in our EMEA reporting unit, causing us to perform a goodwill impairment test. The triggering event resulted from adverse changes in the business climate affecting our European operations, which caused our operating profit and cash flows for the EMEA reporting unit to be lower than expected for the six months ended December 31, 2003. In response to the challenging economic environment in Europe, we revised our EMEA growth expectations and anticipated operational efficiencies for the next five years. As a result of the impairment test, we recorded a goodwill impairment charge of $127.3 million ($0.66 per share). Although we lowered growth expectations for the European region, we continue to forecast future growth throughout EMEA. During the three months ended March 31, 2004, there were no triggering events within any of our reporting units that require further valuation analysis of goodwill.

The sustained economic downturn over the past year has continued to negatively affect the operations of some of our clients and, in turn, impact their information technology (IT) spending. During this time, competition for new engagements has remained strong. Despite the cautious IT spending and competition for new engagements, our bookings remained solid during the three months ended March 31, 2004, represented by a positive book-to-bill ratio for our consolidated operations. The focus of our dedicated sales force and strong relationships with key accounts has enabled us to maintain strong bookings.

We continue to experience pricing pressures as competition for new engagements remains strong and as movements toward the use of lower-cost service delivery personnel continue to grow within our industry. Despite pricing pressures, we improved or substantially maintained our billing rates across all regions. Billing rates for our North American operations remained steady for the three months ended March 31, 2004, declining less than 1.0% when compared to the three months ended March 31, 2003. Billing rates for our EMEA, Asia Pacific, and Latin America operations improved 8.6%, 3.2% and 14.2%, respectively, during the three months ended March 31, 2004 when compared to the same period during the prior year. Our global presence and experienced, highly skilled workforce have enabled us to successfully differentiate our value and capabilities from those of our competitors, in effect, lessening the impact of current market pricing pressures. We anticipate continued pricing pressures going forward; however, we are working to maintain our margins by complementing our solutions offerings with greater offshore capabilities.

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

Our gross profit for the three months ended March 31, 2004 was $154.0 million compared with $174.6 million for the three months ended March 31, 2003. Gross profit as a percentage of revenue decreased to 17.9% during the current period compared to 21.3% during the three months ended March 31, 2003. The decline in gross profit as a percentage of revenue is principally due to an increase in other direct contract expenses of $68.1 million, or 35.4%. This increase in other direct contract expenses is partially due to our increased use of subcontractors. Although we require subcontractors to handle specific requirements on certain engagements, a large portion of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain contractors. Additionally, the size and complexity of some our projects make usage of subcontractors a key ingredient to winning the projects.

As of March 31, 2004, we have approximately 15,600 employees, including approximately 13,600 client service personnel. Our ability to maintain the chargeability, or utilization, of our client service personnel directly impacts our revenue. Utilization represents the percentage of time spent by our client service personnel on billable work. Our utilization during the three months ended March 31, 2004 improved slightly when compared to the three months ended March 31, 2003. Utilization in our North America, EMEA and Asia Pacific regions improved by 3.3%, 6.3% and 2.6%, respectively, while utilization within our Latin America region declined by 6.0%. Improvement in our overall utilization is primarily the result of aligning our workforce with market demand for services and successfully integrating our personnel acquired through acquisitions made during fiscal year 2003. Overall, we believe that our workforce is in line with market demand for services and the needs of the business; and, as economic conditions begin to rebound in certain markets, we will continue to hire qualified employees with the advanced information technology skills necessary to perform the services we offer.

In connection with our previously announced office space reduction effort, we recorded an additional $3.6 million charge related to lease, facilities, and other exit costs incurred during the three months ended March 31, 2004. We expect to incur total lease and facilities related restructuring charges under our current office space reduction effort of approximately $70.0 million-$74.0 million, of which $65.3 million has been incurred to date. Our office space reduction effort is focused on reducing our overall office space in order to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. We expect to incur additional lease and facilities charges of approximately $5.0 million to $9.0 million during the remainder of calendar year 2004. Our office space reduction efforts are expected to result in a reduction of our calendar year 2004 occupancy costs of approximately $20 million.

The Company reported an effective tax rate of 78.6% for the three months ended March 31, 2004, but it expects to report an effective tax rate in the range of 50% to 55% for 2004. The quarterly rate differs from the expected annual rate because the Company is required to first allocate specific components of its expected annual tax provision to quarterly charges for reductions in office space and to quarterly losses in certain foreign subsidiaries, and to then apportion the remainder of the tax provision to the remainder of net pre-tax income for the year. The Company expects that this methodology will result in its reporting an effective tax rate in the range of 50% to 55% for the entire year and fluctuating effective tax rates in each quarter of the year.

Segments

The Company’s segments constitute our four North America industry groups (Public Services, Communications & Content, Financial Services and Consumer, Industrial and Technology), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Our chief operating decision maker, the Chairman and Chief Executive Officer, evaluates performance and allocates resources based upon the segments. Accounting policies of the segments are the same as those described below. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment transactions are not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated based on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 3, “Segment Reporting,” of the Notes to Consolidated Condensed Financial Statements. Prior year segment information has been reclassified to reflect current year presentation.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include costs related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force, and other expenses related to managing and growing our business. During the quarter ended March 31, 2003, selling, general and administrative expenses also included $4.7 million in costs associated with our rebranding effort.

Interest Income (Expense), Net.    Interest expense reflects interest incurred on our borrowings, including interest incurred on private placement senior notes, borrowings under revolving lines of credit and borrowings under foreign currency denominated term loans. Interest income represents interest earned on short-term investments of available cash and cash equivalents.

Income Tax Expense.    Our effective tax rate is significantly impacted by our level of pre-tax earnings and non-deductible expenses. Accordingly, if our pre-tax earnings grow and non-deductible expenses grow at a slower rate or decrease, our effective tax rate will decrease. Due to our high level of non-deductible travel-related expenses and unusable foreign tax losses and credits, our effective tax rate exceeds statutory rates. In addition, our quarterly effective tax rate differs from our expected annual rate because we are required to first allocate specific components of our expected annual tax provision to quarterly charges for reductions in office space and to quarterly losses in certain foreign subsidiaries, and to then apportion the remainder of the tax provision to the remainder of net pre-tax income for the year. We expect that this methodology will result in fluctuating effective tax rates in each quarter of the year.

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

Revenue Recognition.    We earn revenue from a range of consulting services, including, but not limited to, business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to the clients as of the balance sheet date. Management anticipates that the collection of these amounts will occur within one year of the balance sheet date, with the exception of approximately $10.7 million related to various long-term contracts with certain government agencies. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

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

Valuation of Goodwill.    Upon the adoption of SFAS No. 142, goodwill is no longer amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. Our reporting units are our North American industry groups and our international geographic regions. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test as of April 1 of each year. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the reporting unit’s goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss is required for the amount by which the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The implied fair value of the reporting unit’s goodwill would then become the new cost basis of the unit’s goodwill.

Effective Income Tax Rates.    Determining effective income tax rates is highly dependent upon management estimates and judgments, particularly at each interim reporting date. Circumstances that could cause our estimates of effective income tax rates to change include restrictions on the use of the Company’s foreign subsidiary losses to reduce the Company’s tax burden; actual and projected pre-tax income; changes in law; and audits by taxing authorities. In addition, our quarterly effective tax rate differs from our expected annual rate because we are required to first allocate specific components of our expected annual tax provision to quarterly charges for reductions in office space and to quarterly losses in certain foreign subsidiaries, and to then apportion the remainder of the tax provision to the remainder of net pre-tax income for the year. We expect that this methodology will result in fluctuating effective tax rates in each quarter of the year.

Financial Statement Presentation

The consolidated financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to calendar year 2004, certain of the Company’s consolidated foreign subsidiaries within the EMEA and Asia Pacific region reported their results on a one-month lag, which allowed additional time to compile results. The Company has taken steps to improve its internal reporting procedures, which have allowed for more timely reporting of these operations. Beginning in the first quarter of calendar year 2004, the one-month lag for certain of the Asia Pacific operations was eliminated. Certain of the Company’s consolidated foreign subsidiaries continue to report their results of operations on a one-month lag.

On February 2, 2004, we changed our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. Accordingly, management’s discussion and analysis of financial condition and results of operations will compare the unaudited results of operations for the three months ended March 31, 2004 to the unaudited results of operations for the three months ended March 31, 2003, and discuss the Company’s liquidity and capital resources as of March 31, 2004.

Results of Operations

The following tables present certain financial information and performance metrics for each of the Company’s reportable segments.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Revenue:
Public Services	$353,403	$276,707
Communications & Content	60,394	88,407
Financial Services	67,232	59,056
Consumer, Industrial and Technology	111,754	136,833
EMEA	153,934	157,607
Asia Pacific	91,637	83,990
Latin America	20,950	16,093
Corporate/Other	1,737	177

Total	$861,041	$818,870

Revenue %:
Public Services	41%	34%
Communications & Content	7%	11%
Financial Services	8%	7%
Consumer, Industrial and Technology	13%	17%
EMEA	18%	19%
Asia Pacific	11%	10%
Latin America	2%	2%
Corporate/Other	n/m	n/m

Total	100%	100%

Gross Profit (loss):
Public Services	$97,491	$85,696
Communications & Content	10,700	25,506
Financial Services	15,250	15,609
Consumer, Industrial and Technology	24,196	37,462
EMEA	17,070	21,564
Asia Pacific	20,114	14,578
Latin America	4,060	4,705
Corporate/Other (1)	(34,851)	(30,472)

Total	$154,030	$174,648

Gross Profit (loss) %:
Public Services	28%	31%
Communications & Content	18%	29%
Financial Services	23%	26%
Consumer, Industrial and Technology	22%	27%
EMEA	11%	14%
Asia Pacific	22%	17%
Latin America	19%	29%
Corporate/Other	n/m	n/m

Total	18%	21%

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.
n/m =	not meaningful

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue.    Revenue increased $42.2 million, or 5.1%, from $818.9 million during the three months ended March 31, 2003, to $861.0 million during the three months ended March 31, 2004. The increase in revenue was primarily attributable to a $31.8 million increase in revenue within our North America operating segments and a $8.8 million increase in revenue within our international operating segments. Our North America revenue of $592.8 million for the three months ended March 31, 2004 increased 5.7% when compared to the same period in the prior year. Revenue for our North America region increased primarily due to growth in both our Public Services and Financial Services business units. In North America, we experienced a 6.5% increase in engagement hours while average billing rates remained steady, declining less than 1.0%. Revenue from our international operations for the three months ended March 31, 2004 was $266.5 million, an increase of 3.4% when compared to the same period in the prior year. Revenue for our international regions increased predominantly due to the effect of currency exchange-rate fluctuations on reported revenue.

Although we are beginning to see many positive economic indicators in the United States and internationally, growth in IT spending remains isolated to certain specific markets and regions. Our workforce is experiencing healthy utilization, with a growing need to hire additional employees with advanced skill sets in rebounding markets. As revenues increase, our goal is to maintain utilization and then to increase headcount. Although billing rates have generally held steady for the Company as a whole, we continue to face rate pressures due to client return-on-investment demands and competitor pricing. We anticipate rate pressures to continue going forward; therefore we remain focused on differentiating our values and capabilities from those of our competitors, and look to complement our solutions offerings with greater offshore capabilities in order to maintain profit margins.

Public Services, the Company’s largest business unit, generated revenue during the three months ended March 31, 2004 of $353.4 million, representing an increase of $76.7 million, or 27.7%, over the three months ended March 31, 2003. This increase was predominantly the result of growth in the Federal business sector. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates of 12.9% and 13.1%, respectively, despite both client-driven and competitor-driven pricing pressures. Revenue for our State, Local & Education (SLED) business sector decreased when compared to the prior year due to the impact of state budget and spending constraints. The Public Services pipeline is strong and we expect to see continued growth in this business unit during calendar year 2004.

The Communications & Content business unit generated revenue of $60.4 million during the three months ended March 31, 2004, representing a decline of $28.0 million, or 31.7%, from the three months ended March 31, 2003. This decline was primarily the result of continued pricing pressures, as competition for new engagements has remained strong during the sustained economic downturn. In addition, revenue in our Wireline/Telco sector has declined due to our completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail the Company’s involvement in non-compliance related projects. Due to the exhaustive nature and extent of the compliance testing, we do not expect these clients to engage our Company for many of their future projects. Overall, Communications & Content experienced declines in average billing rates and engagement hours of 15.4% and 19.3%, respectively, when compared to the prior year. Although the Communications & Content pipeline is showing signs of improvement, we do not expect to see significant growth in this business unit until late in calendar year 2004.

Our Financial Services business unit generated revenue during the three months ended March 31, 2004 of $67.2 million, representing growth of $8.2 million, or 13.8% over the three months ended March 31, 2003. This increase in revenue was principally due to a 22.4% increase in engagement hours and a 21.0% increase in utilization when compared to the prior year. Growth in the Financial Services business unit was predominantly in the Banking & Insurance sector. Billing rates for the three months ended March 31, 2004 declined 7.0% when compared to the same period during the prior year as a result of pricing pressure from both our clients and competition in the Banking & Insurance and Global Markets sectors. We anticipate continued pricing pressure for the second quarter, however we expect to see improvement in both sectors as we position ourselves to benefit from our highly skilled and technically advanced workforce. The pipeline for Financial Services is very strong and bookings for the second quarter are expected to increase, driven mainly by large technology development deals.

The Consumer, Industrial and Technology business unit generated revenue during the three months ended March 31, 2004 of $111.8 million, representing a decline of $25.1 million, or 18.3%, over the three months ended March 31, 2003. The decline was primarily the result of continued pricing pressures and challenging economic conditions, which have led to a decrease in technology spending. Consumer, Industrial and Technology experienced a decline in engagement hours and average billing rates of 13.4% and 5.6%, respectively, when compared to the same period during the prior year. Although client spending within the Consumer, Industrial and Technology industry remains cautious we have begun to see some positive opportunities for growth evidenced by improvement in the pipeline.

The EMEA business unit generated revenue of $153.9 million during the three months ended March 31, 2004, representing a decline of $3.7 million, or 2.3%, over the three months ended March 31, 2003. The reported revenue for our international business units is affected by currency exchange-rate fluctuations. The strengthening of foreign currencies (primarily the Euro) against the U.S. dollar over the past year resulted in a currency translation that has increased our reported U.S. dollar revenue during the three months ended March 31, 2004. In constant currency terms, revenue for our EMEA business unit for the three months ended March 31, 2004 declined by approximately 16.5% when compared to the three months ended March 31, 2003. This decline is mainly due to overcapacity in the marketplace and an overall lack of demand for work resulting from the sustained economic downturn. Our EMEA business unit experienced a decrease in engagement hours and average billing rates (on a constant currency basis) of 10.0% and 7.1%, respectively, when compared to the prior year. Although we anticipate continued demand and pricing pressure going forward, our focus remains on improving relationships with our key accounts and balancing the mix of our workforce in order to meet market demand for services. We have begun to see some positive indicators, including strong bookings during the three months ended March 31, 2004 and an increase in spending within certain key accounts.

The Asia Pacific business unit generated revenue of $91.6 million during the three months ended March 31, 2004 representing growth of $7.6 million, or 9.1%, over the three months ended March 31, 2003. The strengthening of foreign currencies against the U.S. dollar over the past year resulted in a currency translation that has increased our reported U.S. dollar revenue during the three months ended March 31, 2004. In constant currency terms, revenue for our Asia Pacific business unit for the three months ended March 31, 2004 decreased by approximately 2.7% when compared to the three months ended March 31, 2003. The decline in revenue was primarily the result of difficult market conditions, which negatively impacted IT spending.

Our Latin America business unit generated revenue of $21.0 million during the three months ended March 31, 2004, representing growth of $4.9 million, or 30.2%, over the three months ended March 31, 2003. The increase in revenue is due to the continued integration of acquisitions made during fiscal year 2003 in addition to increased volume in Mexico and Brazil. This increase is reflected in a 14.0% growth in engagement hours as well as a 14.2% increase in our average billing rate per hour. Currency exchange-rate fluctuations have not had a significant impact on our Latin America operations.

Gross Profit.    Gross profit as a percentage of revenue declined to 17.9% for the three months ended March 31, 2004, compared to 21.3% for the three months ended March 31, 2003. This decline is mainly attributable to an increase in other direct contract expenses during the three months ended March 31, 2004 of $68.1 million, or 35.4%. In dollar terms, gross profit decreased by $20.6 million, or 11.8%, from $174.6 million for the three months ended March 31, 2003, to $154.0 million for the three months ended March 31, 2004. Despite the increase in revenue of $42.2 million described above, gross profit for the three months ended March 31, 2004 declined as a result of the following:

•

A net decrease in professional compensation of $3.9 million, or 1.0%, from $379.7 million for the three months ended March 31, 2003, to $375.7 million for the three months ended March 31, 2004. The decrease in professional compensation expense is primarily the result of savings achieved by our workforce reduction actions taken over the past year in response to the challenging economy. Professional compensation expense as a percentage of revenue improved to 43.6% for the three months ended March 31, 2004 compared to 46.4% during the prior year.

•	A net increase in other direct contract expenses of $68.1 million, or 35.4%, from $192.6 million, or 23.5% of revenue, for the three months ended March 31, 2003, to $260.7 million, or 30.3% of revenue, for the three months ended March 31, 2004. The $68.1 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services business unit. The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain contractors. The size and complexity of some of our projects make usage of subcontractors a key ingredient to winning the projects. Whenever possible we are focused on limiting the use of subcontractors and minimizing travel-related expenses, working to increase our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to balance our skill base with the market demand for our services.

•	A net increase in other costs of service of $0.6 million, or 0.9%, from $66.3 million for the three months ended March 31, 2003, to $67.0 million for the three months ended March 31, 2004. The increase in other costs of service is primarily attributable to an increase in costs associated with international acquisitions completed during fiscal year 2003, offset by savings achieved as a result of our office space reduction efforts. Other costs of service as a percentage of revenue improved slightly to 7.8% during the current period compared to 8.1% during the three months ended March 31, 2003.

•	During the three months ended March 31, 2004, we recorded, within the Corporate/Other operating segment, a charge of $3.6 million for lease, facilities and other exit costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. The $3.6 million lease and facilities charge included $1.9 million related to the fair value of future lease obligations (net of estimated sublease income), $0.3 million representing the unamortized cost of fixed assets and $1.4 million in other costs associated with exiting facilities. As of March 31, 2004, we have a remaining lease and facilities accrual of $22.4 million and $31.3 million, identified as current and noncurrent portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

Gross profit for our Public Services business unit declined to 27.6% of revenue in the three months ended March 31, 2004, from 31.0% of revenue in the three months ended March 31, 2003. This decline is principally due to a $56.4 million increase in other direct contract expenses as a result of our increased use of subcontractors, as the cost of subcontractors is generally more expensive than the cost of our own workforce, coupled with a $5.5 million increase in compensation expense. As mentioned above, the increase in our use of subcontractors is mainly the result of acting as the prime contractor on several large system integration projects and the mandated use of subcontractors on certain international engagements. The increase in professional compensation expense is primarily due to an increase in our headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer in order to reduce reliance on subcontractors to perform these services.

Gross profit for the Communications & Content business unit decreased to 17.7% of revenue in the three months ended March 31, 2004 from 28.9% of revenue in the three months ended March 31, 2003. In dollar terms, gross profit decreased $14.8 million, or 58.0%, when compared to the prior year. The decline in gross profit was principally due to the decrease in revenue of $28.0 million resulting primarily from the sustained economic downturn and the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. Contracts involving testing related to compliance with the 1996 Telecommunications Act generally had higher levels of profitability than other contracts within Communications & Content.

Gross profit for the Financial Services business unit decreased to 22.7% of revenue in the three months ended March 31, 2004 from 26.4% of revenue in the three months ended March 31, 2003. The decline in gross profit was principally due to an increase in other direct contract expenses as a percentage of revenue from 18.0% for the three months ended March 31, 2003 to 22.5% for the three months ended March 31, 2004. The increase in other direct contract expenses as a percentage of revenue is mainly due to an increase in the use of subcontractors and travel related expenses in line with the growth in our Financial Services business. In addition, gross profit for the Financial Services business unit was negatively impacted by an increase in professional compensation expense due to an increase in headcount.

Gross profit for the Consumer, Industrial and Technology business unit declined to 21.7% of revenue in the three months ended March 31, 2004 from 27.4% of revenue in the three months ended March 31, 2003. In dollar terms, gross profit decreased $13.3 million, or 35.4%, when compared to the same period during the prior year. The decline in gross profit was principally due to the decrease in revenue mentioned above resulting from the challenging economic conditions and cautious IT spending.

Gross profit as a percentage of revenue for the EMEA business unit declined to 11.1% of revenue during the three months ended March 31, 2004, compared to 13.7% of revenue during the three months ended March 31, 2003. This decline is primarily a result of an increase in other direct contract expenses due to increased use of subcontractors during the three months ended March 31, 2004. The increase in our use of subcontractors is a result of our need to contract for certain types of skills in order to meet client requirements. This need to subcontract will decline as we continue to balance our skill base against the market demand for our services.

Gross profit as a percentage of revenue for the Asia Pacific business unit improved to 21.9%, during the three months ended March 31, 2004, compared to 17.4% for the three months ended March 31, 2003. This improvement is the result of a $7.6 million increase in revenue as well as a reduction in professional compensation expense as a percentage of revenue during the three months ended March 31, 2004.

Gross profit as a percentage of revenue for Latin America declined to 19.4% of revenue during the three months ended March 31, 2004 compared to 29.2% of revenue during the three months ended March 31, 2003. This decline is primarily the result of our increased use of subcontractors at key clients to satisfy the demands resulting from our revenue growth discussed above. This need to subcontract will decline as we continue to balance our skill base against the market demand for our services.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets decreased $11.3 million to $1.1 million for the three months ended March 31, 2004, from $12.4 million for the three months ended March 31, 2003. This decrease in amortization expense primarily relates to the fact that the majority of the value relating to order backlog, customer contracts and related customer relationships that were acquired before December 31, 2002 was fully amortized by August 2003.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $3.6 million, or 2.5%, from $141.5 million for the three months ended March 31, 2003, to $137.9 million for the three months ended March 31, 2004. This decrease is predominantly related to $4.7 million in costs associated with our rebranding initiative incurred during the three months ended March 31, 2003. This decrease is also due to savings in infrastructure costs as we continue to wind down services provided under our transition services agreement with KPMG LLP. These savings are offset by an increase in infrastructure costs associated with the international acquisitions completed during fiscal year 2003. Selling, general and administrative expenses as a percentage of gross revenue improved slightly to 16.0% compared to 17.3% for the three months ended March 31, 2003.

Income Tax Expense.    For the three months ended March 31, 2004, we earned income before taxes of $10.1 million and provided for income taxes of $7.9 million, resulting in an effective tax rate of 78.6%. For the three months ended March 31, 2003, we earned income before taxes of $14.7 million and provided for income taxes of $10.6 million, resulting in an effective tax rate of 71.9%.

We reported an effective tax rate of 78.6% for the three months ended March 31, 2004, but expect to report an effective tax rate in the range of 50% to 55% for 2004. The quarterly rate differs from the expected annual rate because we are required to first allocate specific components of our expected annual tax provision to quarterly charges for reductions in office space and to quarterly losses in certain foreign subsidiaries, and to then apportion the remainder of the tax provision to the remainder of net pre-tax income for the year. We expect that this methodology will result in reporting an effective tax rate in the range of 50% to 55% for the entire year and fluctuating effective tax rates in each quarter of the year.

Cumulative Effect of Change in Accounting Principle.    Historically, we have consolidated the financial results of certain foreign subsidiaries within Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific region as of a date that is one month prior (i.e. February 29, 2004) to that of our fiscal reporting period (i.e. March 31, 2004) (“one-month lag”). The change in accounting principle results in certain Asia Pacific subsidiaries now reporting on a current period basis that is consistent with our fiscal reporting period. The purpose of the change is to have these certain foreign subsidiaries report on a basis similar to our fiscal reporting period. As a result, net income for the three months ended March 31, 2004 includes a cumulative effect of a change in accounting principle of $0.5 million representing the December 2003 net loss for these entities.

Net Income.    For the three months ended March 31, 2004, we realized net income of $1.6 million, or $0.01 per share. For the three months ended March 31 2003, we realized net income of $4.1 million, or $0.02 per share.

Obligations and Commitments

As of March 31, 2004, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
		(in thousands)
Long-term debt(1)	$356,568	$26,209	$178,988	$151,371	$—
Operating leases	476,909	63,849	149,032	111,963	152,065
Outsourcing services agreement	16,875	8,438	8,437	—	—
Reduction in workforce	898	898	—	—	—

Total	$851,250	$99,394	$336,457	$263,334	$152,065

(1)	Long-term debt includes both principal and interest payment obligations.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings available under our various existing credit facilities and existing cash balances. At March 31, 2004, we had a cash balance of $116.8 million, which has decreased by $5.9 million from a cash balance of $122.7 million at December 31, 2003.

Net cash used in operating activities during the three months ended March 31, 2004 was $60.3 million, an increase of $30.1 million over the three months ended March 31, 2003. This increase was due to a $7.0 million change in operating assets and liabilities, as well as a $23.2 million decrease in cash operating results (which consists of net income adjusted for changes in deferred income taxes, stock awards, depreciation and amortization, and the lease and facilities charge). The change in operating assets and liabilities is primarily the result of the timing of our collection of accounts receivable, offset by the timing of employee benefit payments during the current period and the timing of our payments to vendors. Our days sales outstanding increased from 69 days at March 31, 2003 to 74 days at March 31, 2004. Days sales outstanding represents the trailing twelve months revenue divided by 365 days, which is divided into the consolidated accounts receivable, unbilled revenue and deferred revenue balances to arrive at days sales outstanding at a point in time.

Net cash used in investing activities during the three months ended March 31, 2004 was $20.4 million, due to purchases of property and equipment, including internal use software, incurred as part of our continued infrastructure build-out. Net cash used in investing activities decreased $8.3 million when compared to the three months ended March 31, 2003, resulting from $2.2 million of cash paid for acquisitions and a higher level of spending on property and equipment during the three months ended March 31, 2003. We expect to continue to make additional investments in property and equipment as we further implement a new North American financial accounting system during the second quarter of calendar year 2004 and continue the build-out of our infrastructure and support capabilities in connection with the winding down of the transition services agreement with KPMG LLP.

Net cash provided by financing activities for the three months ended March 31, 2004 was $75.2 million, due to proceeds from borrowings, net of repayments, of $58.9 million, $13.1 million received in exchange for the issuance of common stock primarily relating to our Employee Stock Purchase Plan and a $3.1 million net increase in book overdrafts. For the three months ended March 31, 2003, we had net cash provided by financing activities of $48.0 million principally due to proceeds from borrowings and the issuance of common stock relating to our Employee Stock Purchase Plan.

We have borrowing arrangements available including a revolving credit facility with an outstanding balance of $66.0 million at March 31, 2004 (not to exceed $250.0 million), and an accounts receivable financing facility with no outstanding balance at March 31, 2004 (not to exceed $150.0 million). The $250.0 million revolving credit facility expires on May 29, 2005, and borrowings under this facility are not due until that time; however, management may choose to repay these borrowings at any time prior to that date. The accounts receivable purchase agreement permits sales of accounts receivable through May 21, 2004, subject to annual renewal. The accounts receivable purchase agreement is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement.

The $250.0 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting our ability to incur liens and indebtedness, purchase our securities, and pay dividends and requiring us to maintain a minimum level of net worth ($898.1 million as of March 31, 2004), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). In November 2003 and March 2004, we entered into two amendments to this credit facility, which among other things modified certain definitions that are used in the covenants and incorporated three additional covenants from the Senior Notes (see below) – minimum consolidated net worth, minimum fixed charge coverage and maximum leverage ratio. These additional covenants are discussed in the following paragraph that relates to the Senior Notes. We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of our common stock, or (ii) if within a period of six calendar months, a majority of the officers of our executive committee cease to serve on our executive committee, and their terminations or departures materially affect our business. The accounts receivable purchase agreement contains covenants that are consistent with our $250.0 million revolving credit facility. The revolving credit facility and the accounts receivable purchase agreement cross default in certain circumstances, to each other and to other debt, including the Senior Notes.

In November 2002, we completed a private placement of $220.0 million in aggregate principal Senior Notes. The offering consisted of $29.0 million of 5.95% Series A Senior Notes due November 2005, $46.0 million of 6.43% Series B Senior Notes due November 2006 and $145.0 million of 6.71% Series C Senior Notes due November 2007. The Senior Notes include affirmative, negative and financial covenants, including among others, covenants restricting our ability to incur liens and indebtedness and purchase our securities, and requiring us to maintain a minimum level of net worth ($848.0 million as of March 31, 2004), maintain fixed charge coverage of at least 2.00 to 1.00 (as defined), and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by the Senior Notes. The Senior Notes contain customary events of default, including cross defaults, which apply in certain circumstances, to our revolving credit facility and accounts receivable purchase agreement and our other debt. The proceeds from the sale of these Senior Notes were used to completely repay our short-term revolving credit facility of $220.0 million, which was scheduled to mature on December 15, 2002.

On January 31, 2003, our Japanese subsidiary entered into a new 2 billion yen-denominated term loan. Scheduled principal payments are every six months through July 31, 2005 in the amount of 334.0 million yen and include a final payment of 330.0 million yen on January 31, 2006. The term loan is unsecured, does not contain any financial covenants, and is not guaranteed by us. At March 31, 2004, the balance outstanding under the 2 billion yen-denominated term loan is approximately 1.33 billion yen (approximately $12.8 million). In connection with this line of credit, we agreed to seek consent of the lender prior to reducing our interest in the subsidiary-borrower below 100%.

On June 30, 2003, our Japanese subsidiary entered into a new 1 billion yen-denominated term loan. Scheduled principal payments are every six months through December 31, 2005 in the amount of 167.0 million yen and include a final payment of 165.0 million yen on June 30, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by us. At March 31, 2004, the balance outstanding under the 1 billion yen-denominated term loan is 833.0 million yen (approximately $8.0 million). In connection with this line of credit, we agreed to seek consent of the lender prior to reducing our interest in the subsidiary-borrower below 100%.

We have additional borrowing arrangements available through our Japanese subsidiary; including a 1.35 billion yen-denominated revolving line of credit facility (approximately $13.0 million as of March 31, 2004) and a 0.5 billion yen-denominated overdraft line of credit facility (approximately $4.8 million as of March 31, 2004). The facilities, which mature on August 31, 2004, are unsecured, do not contain financial covenants and are not guaranteed by us. As of March 31, 2004, there were no borrowings outstanding under the facilities.

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

Effective February 9, 2004, we and KPMG LLP entered into a Field Technology Support Services agreement under which KPMG LLP provides certain office based technology support services to the Company’s U.S. offices. Services under the Field Technology Support Services agreement will be provided for a term of one year (with an option to renew for an additional year) at a cost that is less than the cost for comparable services which previously were provided under the transition services agreement.

At this time there are no terminated services for which termination costs remain unknown. The amount of termination costs that we will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to us by KPMG LLP and which can continue to be obtained directly by us thereafter. The amount of termination costs that we will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after March 31, 2004 cannot be reasonably estimated at this time. We believe that the amount of termination costs yet to be assessed will not have a material adverse effect on our consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material adverse effect on our results of operations in a particular quarter or fiscal year cannot be determined at this time.

During the three months ended March 31, 2004, we purchased from KPMG LLP $1.5 million of equipment. Based on information currently available, we anticipate paying KPMG LLP approximately $40.0 million to $60.0 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements). Currently the Company is charged for the use of such capital assets by usage charges that are included in the monthly costs under the transition services agreement.

During the first half of fiscal year 2003, we significantly expanded our international operations through acquisitions. Some of our acquired operations had pre-existing defined benefit pension plans, and as such we have become the sponsor of these plans. We use the actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” to account for our pension plans. Our pension plans include both funded and unfunded noncontributory defined benefit pension plans that provide benefits based on years of service and salary. We also sponsor an unfunded postretirement medical plan. For a discussion of our liquidity associated with the Company’s defined benefit pension and postretirement medical plans as of December 31, 2003, see “Liquidity and Capital Resources” in Part II, Item 7, of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Transition Report on Form 10-K for the period then ended. During the three months ended March 31, 2004, there have been no material changes in our defined benefit pension and postretirement medical plans. See Note 13, “Pension and Postretirement Benefits,” in the Notes to Consolidated Condensed Financial Statements.

In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to us in January 2000; indemnities to third parties in connection with performance bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As of March 31, 2004, we have approximately $151.1 million of outstanding bid and performance bonds and $34.8 million of outstanding letters of credit for which we may be required to make future payment. We have never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2004.

We continue to actively manage client billings and collections and maintain tight controls over discretionary spending. We believe that the cash provided from operations, borrowings available under the various existing credit facilities, and existing cash balances will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months. We also believe that we will generate enough cash from operations, have sufficient borrowing capacity under the various existing credit facilities (including the $250.0 million revolving credit facility) and have sufficient access to the capital markets to meet our long-term liquidity needs.

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

Our actual results may differ from the forward-looking statements for many reasons, including:

•	any continuation of the global economic downturn and challenging economic conditions;

•	the business decisions of our clients regarding the use of our services;

•	the timing of projects and their termination;

•	the availability of talented professionals to provide our services;

•	the pace of technology change;

•	the strength of our joint marketing relationships;

•	the actions of our competitors;

•	unexpected difficulties with the Company’s global initiatives and transactions (such as the acquisition of BearingPoint GmbH), including rationalization of assets and personnel and managing or integrating the related assets, personnel or businesses;

•	changes in spending policies or budget priorities of the U.S. Government, particularly the Department of Defense, in light of the large U.S. budget deficit; and

•	our inability to use losses in some of our foreign subsidiaries to offset tax on earnings outside the U.S.

In addition, our results and forward-looking statements could be affected by general domestic and international economic and political conditions, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in our industry. For a more detailed discussion of certain of these factors, see Exhibit 99.1, “Factors Affecting Future Financial Results,” to this Form 10-Q. We caution the reader that the factors we have identified above may not be exhaustive. We operate in a continually changing business environment, and new factors that may affect our forward-looking statements emerge from time to time. Management cannot predict such new factors, nor can it assess the impact, if any, of such new factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

PART I,    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2003, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the Company’s Transition Report on Form 10-K for the period then ended. During the three months ended March 31, 2004, there have been no material changes in our market risk exposure.

PART I,    ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and subsequent evaluations conducted by the Company in connection with its preparation of the Company’s consolidated financial statements for the three months ended March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that, except as reported in Item 9A of the Company’s Transition Report on Form 10-K that was filed on April 16, 2004, the Company’s disclosure controls and procedures are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company’s SEC filings.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting that has occurred during the first quarter of calendar year 2004 and that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

PART II,    ITEM 1.    LEGAL PROCEEDINGS

Since August 14, 2003, various separate complaints purporting to be class actions were filed in the United States District Court for the Eastern District of Virginia alleging that we and certain of our officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that the Company made materially misleading statements with respect to its financial results for the first three quarters of fiscal year 2003 in its SEC filings and press releases. The Plaintiffs’ Amended Consolidated Complaint was filed on December 31, 2003. Defendants’ Motion to Dismiss was filed on February 10, 2004. On March 31, 2004, the parties filed a stipulation requesting that the Court approve a settlement of this matter for $1.7 million, all of which is to be paid by the Company’s insurer. On April 2, 2004, the Court considered and gave preliminary approval to the proposed settlement. Notice of the proposed settlement has been sent to the purported class of shareholders.

In addition to the matters referred to above, we are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. Additional information regarding our legal proceedings is incorporated by reference herein from Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in this Form 10-Q.

PART II,    ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In August 2001, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock. As of March 31, 2004, the Company had repurchased 3,812,250 shares of its common stock at an aggregate purchase price of $35.7 million. Thus, the Company is authorized to repurchase an additional $64.3 million of its common stock. The repurchased shares are held in treasury. The Company did not repurchase any of its common stock during the three month period ended March 31, 2004.

PART II,    ITEM 3.    NONE

PART II,    ITEM 4.    NONE

PART II,    ITEM 5.    OTHER INFORMATION

On March 30, 2004, the Company named Betsy Bernard to the Company’s Board of Directors. Ms. Bernard, 48, served as the President of AT&T Corporation until December 2003. She currently is a private investor and she serves on the boards of directors of The Principal Financial Group and United Technologies Corporation. Ms. Bernard’s term expires at the 2004 Annual Meeting.

The Company set August 3, 2004 as the date of its 2004 Annual Meeting of Stockholders. Because of the Company’s previously-announced change in fiscal year from the twelve-month period ending June 30 to the twelve-month period ending December 31, the Company has moved the date of its 2004 Annual Meeting to earlier in the year than the date of its 2003 Annual Meeting, which was held November 4.

In order to accommodate the earlier date of the 2004 Annual Meeting, the Board of Directors of the Company amended the Company’s Bylaws to establish the date by which notice of proposals for new business and director nominations for the 2004 Annual Meeting must be received by the Company. In addition, the Company’s amended Bylaws provide for new deadlines when its Annual Meeting is advanced or delayed by more than thirty days from the anniversary of the preceding Annual Meeting.

Any stockholder that intends to present a proposal for new business or nominate a director at the 2004 Annual Meeting must provide notice of the proposal or nomination, in accordance with the Company’s Bylaws, not later than May 28, 2004. Any stockholder that intends to present a proposal for inclusion in the Company’s proxy materials for the 2004 Annual Meeting must submit the proposal, in accordance with Securities Exchange Act of 1934 Rule 14a-8, not later than May 28, 2004. In each case, the notice must be addressed to the attention of the Company’s Secretary at the Company’s principal place of business, which is 1676 International Drive, McLean, Virginia 22012.

PART II,    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

3.1	Amended and Restated Bylaws, amended and restated as of May 5, 2004.

10.1	Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2004, between KCI Funding Corporation, Bearing Point, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein to Exhibit 10.22 from the Company’s Transition Report on Form 10-K filed on April 16, 2004.

10.2	Fifth Amendment to Credit Facility Agreement, dated March 19, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Transition Report on Form 10-K filed on April 16, 2004.

18.1	Preferability Letter, dated May 7, 2004, from PricewaterhouseCoopers LLP regarding change in accounting principle.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results

b)	The Company filed two Current Reports on Form 8-K during the quarter ended March 31, 2004. In the Form 8-K filed on February 5, 2004, the Company announced a change in the fiscal year end of the Company from June 30 to December 31 pursuant to Item 8 and furnished a press release that provided guidance on its financial results for the quarter ended December 31, 2003 pursuant to Item 12. In the Form 8-K filed on February 26, 2004, the Company reported preliminary financial results for the quarter ended December 31, 2003 under Item 5 and furnished a press release announcing the preliminary results pursuant to Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.

DATE: May 10, 2004	By:	/s/ Randolph C. Blazer

Randolph C. Blazer, Chairman of the Board, Chief Executive Officer, and President Duly Authorized Officer and Principal Executive Officer

Principal Financial and Accounting Officer

DATE: May 10, 2004	By:	/s/ Robert S. Falcone

Robert S. Falcone, Executive Vice President and Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Bylaws, amended and restated as of May 5, 2004.

10.1	Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2004, between KCI Funding Corporation, Bearing Point, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein to Exhibit 10.22 from the Company’s Transition Report on Form 10-K filed on April 16, 2004.

10.2	Fifth Amendment to Credit Facility Agreement, dated March 19, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Transition Report on Form 10-K filed on April 16, 2004.

18.1	Preferability Letter, dated May 7, 2004, from PricewaterhouseCoopers LLP regarding change in accounting principle.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results