Form 10-Q
period 2004-06-30
BEARINGPOINT INC
filed 2004-08-09
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-31451

BearingPoint, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3680505
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive office)	(Zip Code)

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

The number of shares of common stock of the Registrant outstanding as of July 30, 2004 was 196,884,556.

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I,    ITEM 1.—FINANCIAL STATEMENTS

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$885,500	$780,135	$1,746,541	$1,599,005

Costs of service:
Professional compensation	367,445	354,000	743,187	733,682
Other direct contract expenses	253,301	186,956	514,040	379,554
Lease and facilities charge	8,379	9,715	11,951	15,327
Other costs of service	63,733	57,175	130,691	123,505

Total	692,858	607,846	1,399,869	1,252,068

Gross margin	192,642	172,289	346,672	346,937
Amortization of purchased intangible assets	1,003	12,972	2,098	25,368
Selling, general and administrative expenses	151,856	130,990	289,786	272,516

Operating income	39,783	28,327	54,788	49,053
Interest income	87	832	292	1,278
Interest expense	(4,036)	(4,385)	(8,445)	(9,413)
Other (income) expense, net	(825)	(1,224)	(1,575)	(2,656)

Income before taxes	35,009	23,550	45,060	38,262
Income tax expense	19,828	13,244	27,726	23,815

Income before cumulative effect of change in accounting principle	15,181	10,306	17,334	14,447
Cumulative effect of change in accounting principle, net of tax	—	—	(529)	—

Net income	$15,181	$10,306	$16,805	$14,447

Earnings per share:
Income before cumulative effect of change in accounting principle—basic and diluted	$0.08	$0.05	$0.09	$0.08
Cumulative effect of change in accounting principle—basic and diluted	—	—	—	—

Net income—basic	$0.08	$0.05	$0.09	$0.08

Net income—diluted	$0.08	$0.05	$0.08	$0.08

Weighted average shares—basic	196,016,196	191,169,974	195,633,359	190,731,152

Weighted average shares—diluted	198,710,662	191,537,354	198,867,496	190,885,268

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$139,272	$122,723
Accounts receivable, net	326,741	357,620
Unbilled revenue	453,988	293,559
Deferred income taxes	43,121	35,291
Prepaid expenses and other current assets	74,739	53,088

Total current assets	1,037,861	862,281
Property and equipment, net	200,221	203,341
Goodwill	949,242	981,222
Other intangible assets, net	5,233	8,156
Deferred income taxes, less current portion	67,304	50,539
Other assets	23,501	23,908

Total assets	$2,283,362	$2,129,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$47,228	$9,345
Accounts payable	312,767	200,521
Accrued payroll and employee benefits	169,387	175,830
Deferred revenue	59,125	72,473
Income tax payable	46,089	21,082
Current portion of accrued lease and facilities charge	24,316	22,048
Deferred income taxes	11,104	4,268
Other current liabilities	119,989	123,829

Total current liabilities	790,005	629,396
Notes payable, less current portion	230,054	238,883
Accrued employee benefits	65,025	62,821
Accrued lease and facilities charge, less current portion	31,918	33,465
Deferred income taxes, less current portion	6,205	4,549
Other liabilities	30,746	28,675

Total liabilities	1,153,953	997,789

Stockholders’ Equity :
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 200,246,981 shares issued and 196,434,731 shares outstanding on June 30, 2004 and 198,295,364 shares issued and 194,483,114 shares outstanding on December 31, 2003	1,993	1,973
Additional paid-in capital	1,124,959	1,105,631
Accumulated deficit	(140,999)	(157,804)
Notes receivable from stockholders	(9,013)	(9,114)
Accumulated other comprehensive income	188,196	226,699
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,129,409	1,131,658

Total liabilities and stockholders’ equity	$2,283,362	$2,129,447

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$16,805	$14,447
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(16,222)	(13,982)
Stock awards	4,962	6,774
Depreciation and amortization	36,885	43,760
Amortization of purchased intangible assets	2,098	25,368
Lease and facilities charge	11,951	15,327
Changes in assets and liabilities:
Accounts receivable	26,245	18,607
Unbilled revenue	(163,241)	11,363
Prepaid expenses and other current assets	(22,265)	(410)
Other assets	690	1,203
Accrued payroll and employee benefits	(4,465)	(33,542)
Accounts payable and other current liabilities	134,540	18,752
Other liabilities	(1,591)	5,785

Net cash provided by operating activities	26,392	113,452

Cash flows from investing activities:
Purchases of property and equipment	(36,666)	(63,512)
Businesses acquired, net of cash acquired	—	(1,602)

Net cash used in investing activities	(36,666)	(65,114)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,365	14,459
Proceeds from notes payable	352,680	712,103
Repayment of notes payable	(323,255)	(727,778)
Notes receivable from stockholders	101	95
Decrease in book overdrafts	(13,963)	(1,458)

Net cash provided by (used in) financing activities	28,928	(2,579)

Effect of exchange rate changes on cash and cash equivalents	(2,105)	1,834

Net increase in cash and cash equivalents	16,549	47,593
Cash and cash equivalents—beginning of period	122,723	74,197

Cash and cash equivalents—end of period	$139,272	$121,790

Supplementary cash flow information:
Interest paid	$8,954	$9,087
Taxes paid	$18,949	$10,405

The accompanying notes are an integral part of these consolidated condensed financial statements.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of BearingPoint, Inc. (referred to below as “we,” “our,” “BearingPoint” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the six months ended December 31, 2003, included in the Company’s Transition Report on Form 10-K filed with the SEC. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2.    Change in Accounting Principle

Historically, the Company has consolidated the financial results of certain foreign subsidiaries within Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific region as of a date that is one month prior to that of the Company’s fiscal reporting period (“one-month lag”). During the first quarter of fiscal year 2004, the Company recorded a change in accounting principle resulting in certain Asia Pacific subsidiaries now reporting on a current period basis that is consistent with the Company’s fiscal reporting period. The purpose of the change is to have these certain foreign subsidiaries report on a basis similar to the Company’s fiscal reporting period. As a result, net income for the six months ended June 30, 2004 includes a cumulative effect of a change in accounting principle of $529, representing the total December 2003 net loss for these entities. Certain of the Company’s consolidated foreign subsidiaries continue to report their results of operations on a one-month lag.

Net income and earnings per share for the three months and six months ended June 30, 2004 and 2003 are set forth below as if reporting for consolidated foreign subsidiaries on a one-month lag had been accounted for in the same manner for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		proforma	proforma
Revenue	$885,500	$772,317	$1,746,541	$1,600,711
Costs of service	692,858	600,423	1,399,869	1,251,764

Gross profit	192,642	171,894	346,672	348,947
Amortization of purchased intangible assets	1,003	12,972	2,098	25,425
Selling, general and administrative expenses	151,856	129,635	289,786	270,846

Operating income	39,783	29,287	54,788	52,676
Other/Interest income (expense), net	(4,774)	(4,233)	(9,728)	(10,603)

Income before taxes	35,009	25,054	45,060	42,073
Income tax expense	19,828	13,548	27,726	24,299

Net income	$15,181	$11,506	$17,334	$17,774

Earnings per share—basic and diluted:	$0.08	$0.06	$0.09	$0.09

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

Pro forma information regarding net income and earnings per share is required assuming the Company had accounted for its stock-based awards to employees under the fair value method and amortized as a charge to earnings the estimated fair value of options and other stock awards over the awards’ vesting period. The weighted average fair value of stock options granted during the three months ended June 30, 2004 and 2003 was $5.81 and $5.42, respectively. The weighted average fair value of stock options granted during the six months ended June 30, 2004 and 2003 was $6.24 and $5.23, respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price Expected Volatility	Risk-Free Interest Rate	Expected Life	Expected Dividend Yield
Three months ended June 30, 2004	64.27%	3.95%	6	0
Three months ended June 30, 2003	70.76%	2.57%	6	0

Six months ended June 30, 2004	65.29%	3.61%	6	0
Six months ended June 30, 2003	71.38%	2.74%	6	0

The fair value of the Company’s common stock purchased under the Employee Stock Purchase Plan (“ESPP”) was estimated for the three months and six months ended June 30, 2004 and 2003 using the Black-Scholes option-pricing model and an expected volatility of 70.0%, risk-free interest rates ranging from 1.03% to 4.77%, an expected life ranging from six to eighteen months and an expected dividend yield of zero. The weighted average fair value of share purchase rights under the ESPP was $3.84 and $2.74 for the three months ended June 30, 2004 and 2003, respectively. The weighted average fair value of share purchase rights under the ESPP was $3.59 and $4.88 for the six months ended June 30, 2004 and 2003, respectively.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$15,181	$10,306	$16,805	$14,447
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	945	2,128	2,935	4,007
Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(20,662)	(25,029)	(44,045)	(48,858)

Pro forma net loss	$(4,536)	$(12,595)	$(24,305)	$(30,404)

Earnings (loss) per share:
Basic—as reported	$0.08	$0.05	$0.09	$0.08

Basic—pro forma	$(0.02)	$(0.07)	$(0.12)	$(0.16)

Diluted—as reported	$0.08	$0.05	$0.08	$0.08

Diluted—pro forma	$(0.02)	$(0.07)	$(0.12)	$(0.16)

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

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income before cumulative effect of change in accounting principle—basic	$15,181	$10,306	$17,334	$14,447
Convertible acquisition obligation (1)	(182)	—	(15)	—

Adjusted income before cumulative effect of change in accounting principle—diluted	14,999	10,306	17,319	14,447
Cumulative effect of change in accounting principle, net of tax	—	—	(529)	—

Adjusted income—diluted	$14,999	$10,306	$16,790	$14,447

Weighted average shares outstanding—basic	196,016,196	191,169,974	195,633,359	190,731,152
Employee stock options	1,435,591	338,127	1,940,134	154,116
Stock awards	407,073	29,253	442,201	—
Convertible acquisition obligation (1)	851,802	—	851,802	—

Weighted average shares outstanding—diluted	198,710,662	191,537,354	198,867,496	190,885,268

Earnings per share—basic	$0.08	$0.05	$0.09	$0.08

Earnings per share—diluted	$0.08	$0.05	$0.08	$0.08

(1)	Amount relates to Softline acquisition obligation.

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 40,127,280 and 45,090,421 for the three months ended June 30, 2004 and 2003, respectively, and 38,520,973 and 50,367,673 for the six months ended June 30, 2004 and 2003, respectively.

Note 5.    Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income before cumulative effect of change in accounting principle	$15,181	$10,306	$17,334	$14,447
Cumulative effect of change in accounting principle, net of tax	—	—	(529)	—

Net income	15,181	10,306	16,805	14,447
Foreign currency translation adjustment, net of tax (a)	(17,918)	54,981	(38,393)	90,749
Minimum pension liability adjustment	—	—	(63)	—
Unrealized loss on derivative instruments, net of fax	(23)	(39)	(47)	(79)

Comprehensive income	$(2,760)	$65,248	$(21,698)	$105,117

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of foreign currencies (primarily the Euro) against the U.S. dollar.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 6.    Segment Reporting

The Company’s segment information has been prepared in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s segments consist of its four North America industry groups (Public Services, Communications & Content, Financial Services and Consumer, Industrial and Technology), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment transactions are not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Prior year information has been reclassified to conform with current year presentation.

	Three Months Ended June 30,
	2004		2003
	Revenue	Operating Income	Revenue	Operating Income
Public Services	$360,563	$86,485	$283,163	$76,699
Communications & Content	57,616	7,019	75,246	20,144
Financial Services	76,979	19,325	60,912	15,783
Consumer, Industrial and Technology	105,696	18,115	116,217	27,276
EMEA	163,898	28,883	138,721	7,357
Asia Pacific	98,130	21,889	81,745	10,788
Latin America	19,658	3,560	26,283	7,185
Corporate/Other (1)	2,960	(145,493)	(2,152)	(136,905)

Total	$885,500	$39,783	$780,135	$28,327

	Six Months Ended June 30,
	2004		2003
	Revenue	Operating Income	Revenue	Operating Income
Public Services	$713,966	$174,483	$559,870	$153,923
Communications & Content	118,010	13,295	163,653	41,714
Financial Services	144,211	30,219	119,968	28,089
Consumer, Industrial and Technology	217,450	35,872	253,050	57,484
EMEA	317,832	41,910	296,328	16,201
Asia Pacific	189,767	37,189	165,735	20,265
Latin America	40,608	6,886	42,376	10,914
Corporate/Other (1)	4,697	(285,066)	(1,975)	(279,537)

Total	$1,746,541	$54,788	$1,599,005	$49,053

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 7.    Stock Awards

In connection with the purchase business acquisitions (as defined under U.S. generally accepted accounting principles, and therefore, referred to in this Form 10-Q as “acquisitions”) relating to all or portions of certain Andersen Business Consulting practices, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $1,249 and $3,327 for the three months ended June 30, 2004 and 2003, respectively. Compensation expense was $4,263 and $6,091 for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, 1,243,387 shares of common stock have been issued.

Note 8.    Transactions with KPMG LLP

On February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby the Company receives and is charged for infrastructure services (i.e., facilities management, technology-related services, and other administrative and executive functions) performed by KPMG LLP. The allocation of costs to the Company for such services is based on actual costs incurred by KPMG LLP and are allocated among KPMG LLP’s assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification). The Company and KPMG LLP have also entered into various other arrangements pursuant to which the Company subleases office space, receives certain office related support services, and receives certain office based technology support services for the Company’s U.S. offices from KPMG LLP.

In connection with the winding down and termination of services provided by KPMG LLP prior to the expiration of the transition services agreement and various other arrangements, the Company is obligated to pay to KPMG LLP any “termination costs” incurred as a result of KPMG LLP having made certain investments in systems, personnel and other assets that were used in KPMG LLP’s shared infrastructure and national support capabilities. KPMG LLP and the Company have agreed to work together to minimize any termination costs in connection with the winding down and termination of such services (see Note 11).

Total expenses allocated to the Company with regard to occupancy costs and other infrastructure services were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Occupancy costs	$5,919	$6,166	$12,086	$11,809
Other infrastructure service costs	13,446	16,167	27,357	35,288

Total	$19,365	$22,333	$39,443	$47,097

Amounts included in:
Other costs of service	$5,919	$6,166	$12,086	$11,809
Selling, general and administrative expenses	13,446	16,167	27,357	35,288

Total	$19,365	$22,333	$39,443	$47,097

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

During fiscal year 2003, the Company purchased certain leasehold improvements from KPMG LLP that had been used by the Company under the transition services agreement. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40,000—$60,000 for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) used by the Company under the transition services agreement. Currently, the Company is charged for the use of such assets by usage charges that are included in the monthly costs under the transition services agreement. The Company made no additional purchases of capital assets from KPMG LLP during the three months ended June 30, 2004.

Note 9.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, at the reporting unit level, for the six months ended June 30, 2004 are as follows:

	Balance December 31, 2003	Additions	Other (a)	Balance June 30, 2004
Public Services	$23,581	$—	$—	$23,581
Communications & Content	24,357	—	—	24,357
Financial Services	9,210	—	—	9,210
Consumer, Industrial and Technology	39,831	—	—	39,831
EMEA	814,581	—	(29,569)	785,012
Asia Pacific	68,660	—	(2,394)	66,266
Latin America	800	—	(17)	783
Corporate/Other	202	—	—	202

Total	$981,222	$—	$(31,980)	$949,242

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments.

The Company conducted its annual goodwill impairment test as of April 1, 2004. The goodwill impairment test requires a comparison of the fair value of our reporting units to the respective reporting units’ carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models. The fair value of each of our reporting units exceeded its respective carrying value as of April 1, 2004, indicating that the underlying goodwill of each unit was not impaired as of the testing date. Subsequent to April 1, 2004, there were no triggering events within any of the Company’s reporting units that required further valuation analysis of goodwill.

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

	June 30, 2004	December 31, 2003
Identifiable intangible assets:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	$58,349	$60,822

Market-related intangibles:
Market rights	12,017	12,017
Trade name	1,752	1,811

Total market-related intangibles	13,769	13,828

Total other intangibles	72,118	74,650
Accumulated amortization:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	(57,979)	(59,380)

Market-related intangibles:
Market rights	(7,240)	(5,924)
Trade name	(1,666)	(1,190)

Total market-related accumulated amortization	(8,906)	(7,114)

Total accumulated amortization	(66,885)	(66,494)

Other intangible assets, net	$5,233	$8,156

Amortization expense related to identifiable intangible assets was $1,003 and $12,972 for the three months ended June 30, 2004 and 2003, respectively. Amortization expense related to identifiable intangible assets was $2,098 and $25,368 for the six months ended June 30, 2004 and 2003, respectively.

Note 10.    Reduction in Workforce and Lease and Facilities Charges

In connection with the Company’s previously announced office space reduction effort, the Company recorded a $8,379 restructuring charge during the three months ended June 30, 2004 related to lease, facility and other exit activities, primarily in the North America, EMEA and Asia Pacific regions. The $8,379 charge, recorded within the Corporate/Other operating segment, included $6,250 related to the fair value of future lease obligations (net of estimated sublease income), $1,055 representing the unamortized cost of fixed assets and $1,074 in other costs associated with exiting facilities. For the six months ended June 30, 2004, the Company recorded total lease and facilities related restructuring charges of $11,951. Since July 2003, the Company has incurred a total of $73,637 in lease and facilities related restructuring charges in connection with its office space reduction effort. As of June 30, 2004, the Company has a remaining lease and facilities accrual of $24,316 and $31,918, identified as current and noncurrent portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

As of June 30, 2004, the Company’s remaining severance accrual represents unpaid severance and termination benefits related to reduction in workforce charges recorded during the six months ended December 31, 2003. The remaining severance accrual is expected to be paid by the end of calendar year 2004.

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Changes in the Company’s accrual for restructuring charges for the six months ended June 30, 2004 were as follows:

	Severance	Lease and Facilities	Total
Balance at December 31, 2003	$2,338	$55,513	$57,851
2004 charges	—	11,951	11,951
Payments	(1,565)	(11,421)	(12,986)
Other (a)	(73)	191	119

Balance at June 30, 2004	$700	$56,234	$56,935

(a)	Other changes in restructuring accrual consist primarily of foreign currency translation and other adjustments.

Note 11.    Commitments and Contingencies

The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Based on its current assessment, management believes that the Company’s financial statements include adequate provision for estimated costs and losses that may ultimately be incurred with regard to such matters.

Government Contracts: A significant portion of the Company’s business relates to providing services under contracts with the U.S. Government or state and local governments. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government or state and local governments investigate whether the Company’s operations are being conducted in accordance with these requirements and the terms of the relevant contracts. For example, under its contracts with the U.S. Government, the Company is subject to audit by the Defense Contract Audit Agency, which could result in adjustments of amounts previously billed. Currently, all years subsequent to the fiscal year ended June 30, 1999 remain subject to audit. In the ordinary course of business, various government investigations are ongoing. U.S. Government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations can take years to complete and may result in no adverse action against the Company. The amounts, if any, that the Company will pay to resolve issues identified as a result of these investigations cannot be reasonably estimated at this time. The Company believes that the amount of any such payments relating to pending investigations will not have a material adverse effect on the Company’s consolidated financial position, cash flows or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

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

The amount of termination costs that the Company will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to the Company by KPMG LLP and which can continue to be obtained directly by the Company thereafter. During the six months ended

BearingPoint, Inc.

Notes to Consolidated Condensed Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

June 30, 2004, the Company did not incur any termination costs in connection with winding down and terminating services under the transition services agreement. The amount of termination costs that the Company will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after June 30, 2004 cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company’s consolidated financial position, cash flows or liquidity. Whether such amounts could have a material effect of the results of operations in a particular quarter or fiscal year cannot be determined at this time.

Other Commitments: In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments, and guarantees in accordance with FASB Interpretation “FIN” No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to the Company in January 2000; indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and the performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of June 30, 2004, the Company has approximately $191,797 of outstanding surety bonds and $34,197 of outstanding letters of credit for which it may be required to make future payment. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2004.

Note 12.    Pension and Postretirement Benefits

The components of the Company’s net periodic pension cost and postretirement medical cost for the three months and six months ended June 30, 2004 were as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Components of net periodic pension cost:
Service cost	$1,429	$2,859
Interest cost	1,050	2,101
Expected return on plan assets	(258)	(516)
Amortization of loss	3	6
Amortization of prior service cost	192	384

Net periodic pension cost	$2,416	$4,834

Components of net periodic postretirement medical cost:
Service cost	$259	$518
Interest cost	103	205
Amortization of prior service cost	117	234

Net periodic postretirement medical cost	$479	$957

The Company made cash contributions to its defined benefit pension plans of $709 and $1,462 during the three months and six months ended June 30, 2004, respectively. The Company expects to make additional cash contributions of approximately $1,546 to its defined benefit pension plans during the remainder of fiscal year 2004.

* * * * *

PART I,    ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Consolidated Condensed Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below. All references to “years,” unless otherwise noted, refer to our twelve-month fiscal year, which prior to July 1, 2003 ended on June 30. In February 2004, our board of directors approved a change in our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. For example, a reference to “2003” or “fiscal year 2003” means the twelve-month period that ended on June 30, 2003, and a reference to “2004” or “fiscal year 2004” means the twelve-month period ending December 31, 2004.

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

We provide consulting services through industry groups in which we have significant industry-specific knowledge. Our focus on specific industries provides us with the ability to tailor our service offerings to reflect our understanding of the marketplaces in which our clients operate. We have multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (“EMEA”). We utilize this multinational network to provide consistent integrated services to our clients throughout the world. For the three months ended June 30, 2004, international operations outside North America represented 31.8% of our business (measured in revenue dollars), compared to 31.6% for the three months ended June 30, 2003. For the six months ended June 30, 2004, international operations outside North America represented 31.4% of our business (measured in revenue dollars), compared to 31.5% for the six months ended June 30, 2003.

We derive substantially all of our revenue from professional services activities. Our revenue is driven by our ability to continuously generate new business. Our ability to generate business is directly affected by the general domestic and international economic conditions in the industries and regions we serve, the pace of technological change, and the business requirements and practices of our clients and potential clients. When economic conditions decline, companies generally decrease their technology budgets and reduce the amount of spending on the type of information technology (IT) consulting and systems integration services we provide. Our revenue is also impacted by the prices we obtain for our service offerings and by the size and chargeability, or utilization rate, of our professional workforce. During periods of economic decline and reduced client spending, competition for new engagements increases, and it becomes more difficult to maintain our billing rates and sustain an appropriate utilization rate. If we are unable to maintain our billing rates or sustain an appropriate utilization rate for our professionals, our overall profitability may decline.

Our revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software, and costs of subcontractors (collectively referred to as “other direct contract expenses”). Our revenue for the three months ended June 30, 2004 was $885.5 million. This represents an increase in revenue of $105.4 million, or 13.5%, from revenue generated during the three months ended June 30, 2003 of $780.1 million. When compared to the three months ended June 30, 2003, revenue for our North America region increased $65.3 million while revenue for our international regions increased $34.9 million. Our revenue for the six months ended June 30, 2004 was $1,746.5 million. This represents an increase in revenue of $147.5 million, or 9.2%, over revenue generated during the six months ended June 30, 2003 of $1,599.0 million. When compared to the six months ended

June 30, 2003, revenue for our North America region increased $97.1 million while revenue for our international regions increased $43.8 million. When compared to the same periods during the prior year, revenue for our North America region increased primarily due to increases in revenue in both our Public Services and Financial Services business units, offset by declines in revenue in our Communications & Content and Consumer, Industrial and Technology business units. Revenue for our international regions increased as a result of growth in both the EMEA and Asia Pacific regions and the effect of currency exchange-rate fluctuations on reported revenue.

As a multinational company, our international operations, whose functional currency is the local currency, may be significantly affected by currency exchange-rate fluctuations between such local currencies and the U.S. dollar. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue and expense when compared to the same period in the prior year. In constant currency (local currency) terms, our consolidated revenue for the three months ended June 30, 2004 increased by $84.0 million, or 10.8%, when compared to the three months ended June 30, 2003. In constant currency (local currency) terms, our consolidated revenue for the six months ended June 30, 2004 increased by $92.2 million, or 5.8%, when compared to the six months ended June 30, 2003. A weakening of foreign currencies against the U.S. dollar could reduce reported revenue and expense items during future periods.

The general economic downturn for the majority of the past year has negatively affected the operations of many of our clients and, in turn, impacted their information technology spending. During this time, competition for new engagements remained strong. However, we are beginning to see improvements in global economic conditions, which has recently led to increased spending on consulting services in certain markets, particularly in our Public Services and Financial Services business units and in certain international regions. Five out of our seven operating segments reported bookings (i.e. new contracts) during the quarter that exceeded our bookings reported during the previous quarter. On a consolidated basis, our book-to-bill ratio (i.e., the ratio of new business booked during the period as a percentage of revenue recognized during the period) for the quarter ended June 30, 2004 was the best of any quarter during the past twelve months. The focus of our dedicated sales force and strong relationships with key accounts has enabled us to maintain strong bookings.

Although we are beginning to experience some positive economic indicators, we continue to experience pricing pressures as competition for new engagements remains strong and as movements toward the use of lower-cost service delivery personnel continue to grow within our industry. Despite strong pricing pressures, we improved our consolidated billing rates when compared to the prior year. Our global presence and experienced, highly skilled workforce have enabled us to successfully differentiate our value and capabilities from those of our competitors, in effect, lessening the impact of current market pricing pressures. Billing rates for our international operations improved 14.8% for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. Meanwhile, billing rates for our North American operations deteriorated slightly, declining 2.6% for the three months ended June 30, 2004 when compared to the same period during the prior year. We anticipate continued pricing pressures going forward; however, we are working to maintain our margins by complementing our solutions offerings with greater offshore capabilities.

Our gross profit for the three months ended June 30, 2004 was $192.6 million compared with $172.3 million for the three months ended June 30, 2003. Gross profit as a percentage of revenue decreased slightly to 21.8% during the current period compared to 22.1% during the three months ended June 30, 2003. The decline in gross profit percentage is principally due to an increase in other direct contract expenses. Other direct contract expenses as a percentage of revenue increased to 28.6% during the current period compared to 24.0% during the three months ended June 30, 2003. Our gross profit for the six months ended June 30, 2004 was $346.7 million compared with $346.9 million for the six months ended June 30, 2003. Gross profit as a percentage of revenue decreased to 19.8% during the six months ended June 30, 2004 compared to 21.7% during the six months ended June 30, 2003. The decline in gross profit percentage is principally due to an increase in other direct contract expenses. Other direct contract expenses as a percentage of revenue increased to 29.4% during the six months ended June 30, 2004 compared to 23.7% during the six months ended June 30, 2003.

The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. Although we require subcontractors to handle specific requirements on certain engagements, a large portion of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain subcontractors. Additionally, the size and complexity of some of our projects make the use of subcontractors a key component to winning the projects. Whenever possible we are focused on limiting the use of subcontractors, working to increase our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to balance our skill base with the market demand for services.

As we continue to see increases in client spending and improvements in global economic conditions, we will continue to focus on a variety of growth initiatives in order to improve our market share and increase revenue. Moreover, as we achieve top line growth and gain market share, we will concentrate our efforts on improving margins and driving more top line growth to the bottom line. We intend to improve margins by limiting our use of subcontractors, complementing our service offerings with greater offshore capabilities, continuously evaluating the size of our workforce in order to balance our skill base with the market demand for services, and aggressively reducing discretionary costs and travel-related expenses.

As of June 30, 2004, we had approximately 16,000 employees, including approximately 14,000 client service personnel. We have increased our total headcount and average billable headcount by approximately 600 and 400, respectively, when compared to June 30, 2003. Despite an increase in headcount, our utilization during the three months improved slightly when compared to the three months ended June 30, 2003. Utilization in our North America, EMEA and Asia Pacific regions improved by 0.9%, 5.5% and 14.5%, respectively, while utilization within our Latin America region declined by 4.4%. Utilization represents the percentage of time spent by our client service personnel on billable work. The improvement in our overall utilization is primarily the result of aligning our workforce with market demand for services and successfully integrating our personnel acquired through acquisitions made during fiscal year 2003. Overall, we believe that our workforce is in line with market demand for services and the needs of the business; however, as economic conditions continue to rebound in certain markets, we will continue to hire qualified employees with the advanced information technology skills necessary to perform the services we offer.

Since July 2003, we have incurred $73.6 million in total restructuring charges related to our global space reduction plan, which is in line with previously issued guidance. Our office space reduction effort was focused on reducing our overall office space in order to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. During the three months ended June 30, 2004, we recorded an additional $8.4 million charge related to lease, facilities, and other exit costs. Our office space reduction efforts are expected to result in a reduction of our fiscal year 2004 occupancy costs of approximately $20 million.

As of April 1, 2004, we conducted our annual goodwill impairment test. The goodwill impairment test requires a comparison of the fair value of our reporting units to the respective reporting units’ carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models. As of April 1, 2004, the fair value of each of our reporting units exceeded their respective carrying value, indicating that the underlying goodwill of each unit was not impaired as of the testing date. Subsequent to April 1, 2004, there were no triggering events within any of our reporting units that required further valuation analysis of goodwill. During the six months ended December 31, 2003, we determined that a triggering event was present in our EMEA reporting unit, causing us to perform a goodwill impairment test. The triggering event resulted from adverse changes in the business climate affecting our European operations, which caused our operating profit and cash flows for the EMEA reporting unit to be lower than expected for the six months ended December 31, 2003. As a result of the impairment test, we recorded a goodwill impairment charge of $127.3 million ($0.66 per share).

Prior to fiscal year 2004, certain of our consolidated foreign subsidiaries within the EMEA and Asia Pacific regions reported their results on a one-month lag, which allowed additional time to compile results. We have taken steps to improve our internal reporting procedures, which have allowed for more timely reporting of these operations. Beginning in the first quarter of fiscal year 2004, the one-month lag for certain of our Asia Pacific operations was eliminated. As a result, net income for the six months ended June 30, 2004 includes a cumulative effect of a change in accounting principle of $0.5 million, representing the December 2003 net loss for these entities.

For the three months ended June 30, 2004, we recorded income before taxes of $35.0 million and provided for income taxes of $19.8 million, resulting in an effective tax rate of 56.6%. For the six months ended June 30, 2004, we recorded income before taxes of $45.1 million and provided for income taxes of $27.7 million, resulting in an effective tax rate of 61.5%. Our effective tax rate is high as our profitable operations continue to be concentrated in relatively high tax rate jurisdictions, while losses in several of our foreign operations cannot be used to offset taxes on earnings in other countries. We anticipate reporting an effective tax rate for fiscal year 2004 of approximately 50%. We also expect our effective tax rate to fluctuate in each of the last two quarters of fiscal year 2004.

Segments

The Company’s segments consist of our four North America industry groups (Public Services, Communications & Content, Financial Services and Consumer, Industrial and Technology), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Our chief operating decision maker, the Chairman and Chief Executive Officer, evaluates performance and allocates resources based upon the segments. Accounting policies of the segments are the same as those described below. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment transactions are not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated based on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 6, “Segment Reporting,” of the Notes to Consolidated Condensed Financial Statements. Prior year segment information has been reclassified to reflect current year presentation.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses include costs related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force, and other expenses related to managing and growing our business. During the three months and six months ended June 30, 2003, selling, general and administrative expenses also included $1.7 million and $6.4 million, respectively, in costs associated with our rebranding effort.

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

Revenue Recognition.    We earn revenue from a range of consulting services, including, but not limited to, business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to the clients as of the balance sheet date. Management anticipates that the collection of these amounts will occur within one year of the balance sheet date, with the exception of approximately $11.3 million related to various long-term contracts with certain government agencies. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

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

We also enter into fixed-price and time-and-materials contracts to provide general business consulting services, including, but not limited to, systems selection or assessment, feasibility studies, and business valuation and corporate strategy services. Such arrangements are accounted for in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” Revenue from such arrangements is recognized when (i) there is persuasive evidence of an arrangement; (ii) the fee is fixed or determinable; (iii) services have been rendered and payment has been contractually earned; and (iv) collectibility of the related receivable or unbilled revenue is reasonably assured.

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

Software:    We enter into a limited number of software licensing arrangements. We recognize software license fee revenue in accordance with the provisions of SOP 97-2, “Software Revenue Recognition” and its related interpretations. Our software licensing arrangements typically include multiple elements, such as software products, post-contract customer support, and consulting and training services. The aggregate arrangement fee is allocated to each of the undelivered elements based upon vendor-specific evidence of fair value (“VSOE”), with the residual of the arrangement fee allocated to the delivered elements. VSOE for each individual element is determined based upon prices charged to customers when these elements are sold separately. Fees allocated to each software element of the arrangement are recognized as revenue when the following criteria have been met (i) persuasive evidence of an arrangement exists; (ii) delivery of the product has occurred; (iii) the license fee is fixed or determinable; and (iv) collectibility of the related receivable is probable. If evidence of fair value of the undelivered elements of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist, or until all elements of the arrangement are delivered. Fees allocated to post-contract customer support are recognized as revenue ratably over the term of the support period. Fees allocated to other services are recognized as revenue as the services are performed. Revenue from monthly license charge or hosting arrangements is recognized on a subscription basis over the period in which the client uses the product.

Multiple-Element Arrangements for Service Offerings:    In certain arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Such arrangements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting, and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately and, in accordance with our revenue recognition policy, for each element.

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

Valuation of Goodwill.    Subsequent to the adoption of SFAS No. 142, goodwill is no longer amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. Our reporting units are our North American industry groups and our international geographic regions. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test as of April 1 of each year. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the reporting unit’s goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss is required for the amount by which the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The implied fair value of the reporting unit’s goodwill would then become the new cost basis of the unit’s goodwill.

Effective Income Tax Rates.    Determining effective income tax rates is highly dependent upon management estimates and judgments, particularly at each interim reporting date. Circumstances that could cause our estimates of effective income tax rates to change include restrictions on the use of the Company’s foreign subsidiary losses to reduce the Company’s tax burden; actual and projected pre-tax income; changes in law; and audits by taxing authorities. In addition, our quarterly effective income tax rate differs from our expected annual rate because we are required to first allocate specific components of our expected annual tax provision to quarterly charges for reductions in office space and to quarterly losses in certain foreign subsidiaries, and to then apportion the remainder of the tax provision to the remainder of net pre-tax income for the year. We expect that this methodology will result in fluctuating effective tax rates in each quarter of the year.

Financial Statement Presentation

The consolidated financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to calendar year 2004, certain of our consolidated foreign subsidiaries within the EMEA and Asia Pacific regions reported their results on a one-month lag, which allowed additional time to compile results. We have taken steps to improve our internal reporting procedures, which have allowed for more timely reporting of these operations. Beginning in the first quarter of calendar year 2004, the one-month lag for certain of the Asia Pacific operations was eliminated. Certain of our consolidated foreign subsidiaries continue to report their results of operations on a one-month lag.

On February 2, 2004, we changed our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. Accordingly, management’s discussion and analysis of financial condition and results of operations will compare the unaudited results of operations for the three months ended June 30, 2004 to the unaudited results of operations for the three months ended June 30, 2003, compare the unaudited results of operations for the six months ended June 30, 2004 to the unaudited results of operations for the six months ended June 30, 2003, and discuss our liquidity and capital resources as of June 30, 2004.

Results of Operations

The following tables present certain financial information and performance metrics for each of our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenue:
Public Services	$360,563	$283,163	$713,966	$559,870
Communications & Content	57,616	75,246	118,010	163,653
Financial Services	76,979	60,912	144,211	119,968
Consumer, Industrial and Technology	105,696	116,217	217,450	253,050
EMEA	163,898	138,721	317,832	296,328
Asia Pacific	98,130	81,745	189,767	165,735
Latin America	19,658	26,283	40,608	42,376
Corporate/Other	2,960	(2,152)	4,697	(1,975)

Total	$885,500	$780,135	$1,746,541	$1,599,005

Revenue %:
Public Services	41%	36%	41%	35%
Communications & Content	6%	10%	7%	10%
Financial Services	9%	8%	8%	7%
Consumer, Industrial and Technology	12%	15%	13%	16%
EMEA	19%	18%	18%	19%
Asia Pacific	11%	10%	11%	10%
Latin America	2%	3%	2%	3%
Corporate/Other	n/m	n/m	n/m	n/m

Total	100%	100%	100%	100%

Gross Profit (loss):
Public Services	$98,854	$87,957	$196,345	$173,653
Communications & Content	11,722	23,914	22,422	49,420
Financial Services	25,525	19,206	40,775	34,815
Consumer, Industrial and Technology	25,304	33,475	49,500	70,937
EMEA	33,595	21,214	50,665	42,778
Asia Pacific	26,537	16,184	46,651	30,762
Latin America	4,444	8,469	8,504	13,174
Corporate/Other (1)	(33,339)	(38,130)	(68,190)	(68,602)

Total	$192,642	$172,289	$346,672	$346,937

Gross Profit (loss) %:
Public Services	27%	31%	28%	31%
Communications & Content	20%	32%	19%	30%
Financial Services	33%	32%	28%	29%
Consumer, Industrial and Technology	24%	29%	23%	28%
EMEA	21%	15%	16%	14%
Asia Pacific	27%	20%	25%	19%
Latin America	23%	32%	21%	31%
Corporate/Other	n/m	n/m	n/m	n/m

Total	22%	22%	20%	22%

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

n/m = not meaningful

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue.    Revenue increased $105.4 million, or 13.5%, from $780.1 million during the three months ended June 30, 2003, to $885.5 million during the three months ended June 30, 2004. The increase in revenue was primarily attributable to a $65.3 million increase in revenue within our North America operating segments and a $34.9 million increase in revenue within our international operating segments. Our North America revenue of $600.9 million for the three months ended June 30, 2004 increased 12.2% when compared to the same period in the prior year. The increase in our North America revenue was primarily the result of strong growth in both our Public Services and Financial Services business units. Revenue from our international operations for the three months ended June 30, 2004 was $281.7 million, an increase of 14.2% when compared to the same period in the prior year. The increase in revenue from our international operations was primarily the result of growth in both the EMEA and Asia Pacific regions and the effect of currency exchange-rate fluctuations on reported revenue.

Public Services, the Company’s largest business unit, generated revenue during the three months ended June 30, 2004 of $360.6 million, representing an increase of $77.4 million, or 27.3%, over the three months ended June 30, 2003. This increase was predominantly the result of growth in the Federal business sector. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates of 15.7% and 10.0%, respectively, despite both client-driven and competitor-driven pricing pressures. Revenue for our State, Local & Education (SLED) business sector decreased when compared to the prior year due to the completion of several large engagements and the gradual transition to new work. The Public Services pipeline is strong and we expect to see continued growth in this business unit during the remainder of fiscal year 2004, however seasonality in the business is expected to impact our results during the next quarter.

The Communications & Content business unit generated revenue of $57.6 million during the three months ended June 30, 2004, representing a decline of $17.6 million, or 23.4%, from the three months ended June 30, 2003. This decline was primarily the result of continued pricing pressures, as competition for new engagements remained strong during the current period. Furthermore, revenue in our Wireline sector has declined due to our completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail the Company’s involvement in non-compliance related projects. Due to the exhaustive nature and extent of the compliance testing, we do not expect these clients to engage our Company for many of their future projects. The Communications & Content business unit experienced a decline in average billing rates and engagement hours of 13.3% and 11.7%, respectively, when compared to the prior period. Although the Communications & Content pipeline is showing signs of improvement, we do not expect to see significant growth in this business unit until at least early in calendar year 2005. Clients in this market space have increasingly turned to major outsourcing suppliers for assistance in running significant portions of their business. As such, we need to focus our efforts on making the necessary changes to respond to market demand for services.

Our Financial Services business unit generated revenue during the three months ended June 30, 2004 of $77.0 million, representing growth of $16.1 million, or 26.4%, over the three months ended June 30, 2003. This increase in revenue was principally due to a 46.7% increase in engagement hours and a 12.2% increase in utilization when compared to the same period in the prior year. Growth in the Financial Services business unit was predominantly in the Banking & Insurance sector. Although engagement hours and utilization increased, billing rates for the three months ended June 30, 2004 declined 13.8% when compared to the same period during the prior year as a result of pricing pressure from both our clients and competition in the Banking & Insurance and Global Markets sectors. We anticipate continued pricing pressure for the third quarter; however we expect to see improvement in billing rates in both sectors as we position ourselves to benefit from our highly skilled and technically advanced workforce. The pipeline for Financial Services is strong, and bookings for the third quarter are expected to increase, driven mainly by large technology development engagements.

The Consumer, Industrial and Technology business unit generated revenue during the three months ended June 30, 2004 of $105.7 million, representing a decline of $10.5 million, or 9.1%, over the three months ended June 30, 2003. This decline was primarily the result of challenging economic conditions over the past year, which have led to a decrease in technology spending and increased pricing pressures. Consumer, Industrial and

Technology experienced a decline in average billing rates of 7.5% when compared to the same period in the prior year. Although client spending within the Consumer, Industrial and Technology industry remains cautious, we have begun to see some positive opportunities for growth, evidenced largely by improvement in our bookings. Bookings for the three months ended June 30, 2004 were the highest they have been in the past three quarters, primarily resulting from market improvements in the Oil & Gas, Life Sciences and Aerospace & Defense industries. As market conditions continue to stabilize, we expect to see some growth in the Consumer, Industrial and Technology business unit over the next few quarters.

The EMEA business unit generated revenue of $163.9 million during the three months ended June 30, 2004, representing growth of $25.2 million, or 18.1%, over the three months ended June 30, 2003. The reported revenue for our EMEA business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our EMEA business unit for the three months ended June 30, 2004 improved by approximately 10.9% when compared to the three months ended June 30, 2003. The quarter ended June 30, 2004 was our most profitable quarter in EMEA in the past six quarters. Growth in the EMEA business unit is mainly the result of an increase in average billing rates (on a constant currency basis) of 12.9%, despite continued pricing pressure in the market. Although we anticipate continued pricing pressure going forward, our focus remains on increasing utilization, balancing the mix of our workforce in order to meet market demand for services, and improving employee retention. We continue to see some positive economic indicators, including strong bookings during the three months ended June 30, 2004 and an increase in spending within certain key accounts. Overall, our pipeline is steady; however, we expect to see a decrease in activity during the next quarter due to seasonality in the business.

The Asia Pacific business unit generated revenue of $98.1 million during the three months ended June 30, 2004 representing growth of $16.4 million, or 20.0%, over the three months ended June 30, 2003. The reported revenue for our Asia Pacific business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our Asia Pacific business unit for the three months ended June 30, 2004 increased by approximately 11.4% when compared to the three months ended June 30, 2003. This growth is primarily the result of a strengthening in our brand recognition in Japan as well as greater penetration of our key accounts in China. The Asia Pacific business unit experienced an increase in engagement hours and average billing rates (on a constant currency basis) of 6.6% and 4.4%, respectively, when compared to the prior period. Our bookings for the three months ended June 30, 2004 have increased compared to the same period in the prior year, particularly in Australia, Japan and China. Our principal challenge in this region has been resource constraints as we have had difficulty finding qualified professionals in certain markets. We plan to continue hiring qualified professionals in Australia, Japan and China over the next few quarters.

Our Latin America business unit generated revenue of $19.7 million during the three months ended June 30, 2004, representing a decrease of $6.6 million, or 25.2%, over the three months ended June 30, 2003. Revenue in Latin America declined as a result of increased market competition, primarily in Mexico and Brazil. The increase in market competition resulted in a 9.7% decline in engagement hours as well as a 17.2% decrease in our average billing rate per hour. Although revenue during the three months ended June 30, 2004 declined when compared to the same period in the prior year, our backlog and pipeline are both strong. Our utilization has declined slightly; however, we believe our workforce is in line with market demand for services. Currency exchange-rate fluctuations have not had a significant impact on our Latin America operations.

Gross Profit.    Gross profit as a percentage of revenue declined slightly to 21.8% for the three months ended June 30, 2004, compared to 22.1% for the three months ended June 30, 2003. The decrease in gross profit as a percentage of revenue was primarily due to an increase in other direct contract expenses. Other direct contract expenses as a percentage of revenue increased to 28.6% during the current period compared to 24.0%

during the three months ended June 30, 2003. In dollar terms, gross profit increased by $20.4 million, or 11.8%, from $172.3 million for the three months ended June 30, 2003, to $192.6 for the three months ended June 30, 2004. The decrease in gross profit as a percentage of revenue for the three months ended June 30, 2004 compared to the same period during the prior year resulted primarily from the following:

•	A net increase in professional compensation of $13.4 million, or 3.8%, from $354.0 million for the three months ended June 30, 2003, to $367.4 million for the three months ended June 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in our Public Services and Financial Services business units in response to the market demands in these industries. Professional compensation expense as a percentage of revenue improved to 41.5% for the three months ended June 30, 2004 compared to 45.4% during the same period in the prior year.

•	A net increase in other direct contract expenses of $66.3 million, or 35.5%, from $187.0 million, or 24.0% of revenue, for the three months ended June 30, 2003, to $253.3 million, or 28.6% of revenue, for the three months ended June 30, 2004. The $66.3 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services, Asia Pacific and EMEA business units. The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain subcontractors. In addition, the size and complexity of some of our projects make the use of subcontractors a key ingredient to winning the projects. We are focused on limiting the use of subcontractors and minimizing travel-related expenses whenever possible, working to increase our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to align our skill base with the market demand for our services.

•	A net increase in other costs of service of $6.6 million, or 11.5%, from $57.2 million for the three months ended June 30, 2003, to $63.7 million for the three months ended June 30, 2004. The increase in other costs of service is primarily attributable to an increase in costs associated with the overall growth of our business over the past year and an increase in bad debt expense, offset by savings achieved as a result of our office space reduction efforts. Other costs of service as a percentage of revenue declined slightly to 7.2% during the current period compared to 7.3% during the three months ended June 30, 2003.

•	During the three months ended June 30, 2004, we recorded, within the Corporate/Other operating segment, a charge of $8.4 million for lease, facilities and other exit costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. During the three months ended June 30, 2003, we recorded a $9.7 million charge for lease, facilities and other exit costs.

Gross profit for our Public Services business unit declined to 27.4% of revenue in the three months ended June 30, 2004, from 31.1% of revenue in the three months ended June 30, 2003. This decline is principally due to a $50.4 million increase in other direct contract expenses as a result of our increased use of subcontractors, as the cost of subcontractors is generally more expensive than the cost of our own workforce, coupled with a $13.8 million increase in compensation expense. As mentioned above, the increase in our use of subcontractors is mainly the result of the mandated use of subcontractors on certain engagements. The increase in professional compensation expense is primarily due to an increase in our headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer.

Gross profit for the Communications & Content business unit decreased to 20.3% of revenue in the three months ended June 30, 2004 from 31.8% of revenue in the three months ended June 30, 2003. In dollar terms, gross profit decreased $12.2 million, or 51.0%, when compared to the prior year. The decline in gross profit was principally due to the decrease in revenue of $17.6 million resulting primarily from the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. Contracts involving testing related to compliance with the 1996 Telecommunications Act generally had higher levels of profitability than other contracts within the Communications & Content business unit.

Gross profit for the Financial Services business unit increased to 33.2% of revenue in the three months ended June 30, 2004 from 31.5% of revenue in the three months ended June 30, 2003. The increase in gross profit was principally due to a decrease in other direct contract expenses as a percentage of revenue from 18.2% during the three months ended June 30, 2003 to 13.9% during the current period.

Gross profit for the Consumer, Industrial and Technology business unit declined to 23.9% of revenue in the three months ended June 30, 2004 from 28.8% of revenue in the three months ended June 30, 2003. In dollar terms, gross profit decreased $8.2 million, or 24.4%, when compared to the prior year. The decline in gross profit was principally due to the decrease in revenue resulting from the challenging economic conditions and cautious IT spending.

Gross profit as a percentage of revenue for the EMEA business unit improved to 20.5% of revenue during the three months ended June 30, 2004, compared to 15.3% of revenue during the three months ended June 30, 2003. This improvement is primarily a result of a $25.2 million increase in revenue as well as a reduction in professional compensation expense as a percentage of revenue during the three months ended June 30, 2004. The decrease in professional compensation expense is a result of our workforce reduction actions taken in previous quarters. Gross profit improved despite the increased use of subcontractors during the three months ended June 30, 2004. The increase in our use of subcontractors is a result of our need to contract for certain types of skills in order to meet client requirements. This need to subcontract will decline as we continue to balance our skill base against the market demand for our services.

Gross profit as a percentage of revenue for the Asia Pacific business unit improved to 27.0%, for the three months ended June 30, 2004, compared to 19.8% for the three months ended June 30, 2003. This improvement is the result of a $16.4 million increase in revenue as well as a reduction in other costs of services as a percentage of revenue due to continued control of spending throughout the region. The improvement in gross profit was partially offset by an increase in our use of subcontractors during the three months ended June 30, 2004. Utilizing subcontractors gives us the flexibility to quickly ramp up and down our operations in countries where we do not experience high levels of sustainable business or in instances where our resources are not interchangeable between countries due to cultural and language barriers.

Gross profit as a percentage of revenue for Latin America declined to 22.6% of revenue during the three months ended June 30, 2004 compared to 32.2% of revenue during the three months ended June 30, 2003. This decline is primarily the result of a $6.6 million decrease in revenue as well as an increase in other costs of service as a percentage of revenue.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets decreased $12.0 million to $1.0 million for the three months ended June 30, 2004, from $13.0 million for the three months ended June 30, 2003. This decrease in amortization expense primarily relates to the fact that the majority of the value relating to order backlog, customer contracts and related customer relationships that were acquired before December 31, 2002 was fully amortized by August 2003.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $20.9 million, or 15.9%, from $131.0 million for the three months ended June 30, 2003, to $151.9 million for the three months ended June 30, 2004. Selling, general and administrative expenses as a percentage of gross revenue increased slightly to 17.1% compared to 16.8% for the three months ended June 30, 2003. The increase in selling, general and administrative expenses is predominantly related to an increase in sales and infrastructure costs associated with the overall growth of our business over the past year as well as higher expenses related to audit fees, Sarbanes-Oxley compliance and the continued build-out of our internal IT function. This increase is partially offset by savings as we continue to wind down services provided under our transition services agreement with KPMG LLP.

Income Tax Expense.    For the three months ended June 30, 2004, we earned income before taxes of $35.0 million and provided for income taxes of $19.8 million, resulting in an effective tax rate of 56.6%. For the three months ended June 30, 2003, we earned income before taxes of $23.6 million and provided for income taxes of $13.2 million, resulting in an effective tax rate of 56.2%. Our effective tax rate is high because our profitable operations continue to be concentrated in relatively high tax rate jurisdictions, while losses in several of our foreign operations cannot be used to offset taxes on earnings in other countries. We anticipate an effective tax rate for calendar year 2004 of approximately 50%. We also expect our effective tax rate to fluctuate in each of the last two quarters of fiscal year 2004.

Net Income.    For the three months ended June 30, 2004, we realized net income of $15.2 million, or $0.08 per share. For the three months ended June 30, 2003, we realized net income of $10.3 million, or $0.05 per share.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue.    Revenue increased $147.5 million, or 9.2%, from $1,599.0 million during the six months ended June 30, 2003, to $1,746.5 million during the six months ended June 30, 2004. The increase in revenue was primarily attributable to a $97.1 million increase in revenue within our North America operating segments and a $43.8 million increase in revenue within our international operating segments. Our North America revenue of $1,193.6 million for the six months ended June 30, 2004 increased 8.9% when compared to the same period in the prior year. The increase in our North America revenue was primarily the result of strong growth in both our Public Services and Financial Services business units. Revenue from our international operations for the six months ended June 30, 2004 was $548.2 million, an increase of 8.7% when compared to the same period in the prior year. Revenue for our international regions increased predominantly due to growth in both the EMEA and Asia Pacific regions and the effect of currency exchange-rate fluctuations on reported revenue.

Public Services, the Company’s largest business unit, generated revenue during the six months ended June 30, 2004 of $714.0 million, representing an increase of $154.1 million, or 27.5%, over the six months ended June 30, 2003. This increase was predominantly the result of growth in the Federal business sector. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates of 14.3% and 11.6%, respectively, despite both client-driven and competitor-driven pricing pressures. Revenue for our State, Local & Education (SLED) business sector decreased when compared to the prior year due to the completion of several large engagements and the gradual transition to new work.

The Communications & Content business unit generated revenue of $118.0 million during the six months ended June 30, 2004, representing a decline of $45.6 million, or 27.9%, from the six months ended June 30, 2003. This decline was primarily the result of a decline in revenue in our Wireline sector due to our completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act and continued pricing pressures, as competition for new engagements has remained strong. While engaged on compliance testing contracts, certain clients decided to curtail the Company’s involvement in non-compliance related projects. Due to the exhaustive nature and extent of the compliance testing, we do not expect these clients to engage our Company for many of their future projects.

Our Financial Services business unit generated revenue during the six months ended June 30, 2004 of $144.2 million, representing growth of $24.2 million, or 20.2%, over the six months ended June 30, 2003. This increase in revenue was principally due to a 34.7% increase in engagement hours and a 16.5% increase in utilization when compared to the same period in the prior year. Growth in the Financial Services business unit was predominantly in the Banking & Insurance sector. Although engagement hours and utilization increased, billing rates for the six months ended June 30, 2004 declined 10.8% when compared to the same period during the prior year as a result of pricing pressure from both our clients and competition in the Banking & Insurance and Global Markets sectors.

The Consumer, Industrial and Technology business unit generated revenue during the six months ended June 30, 2004 of $217.5 million, representing a decline of $35.6 million, or 14.1%, over the six months ended June 30, 2003. The decline was primarily the result of challenging economic conditions over the past year, which have led to a decrease in technology spending and increased pricing pressures. Consumer, Industrial and Technology experienced a decline in engagement hours and average billing rates of 7.7% and 6.8%, respectively, when compared to the same period in the prior year.

The EMEA business unit generated revenue of $317.8 million during the six months ended June 30, 2004, representing growth of $21.5 million, or 7.3%, over the six months ended June 30, 2003. The reported revenue for our EMEA business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our EMEA business unit for the six months ended June 30, 2004 declined by approximately 3.7% when compared to the six months ended June 30, 2003. This decline was mainly due to overcapacity in the marketplace and an overall lack of demand for work within the first three months of the period, offset by stronger performance and an increase in average billing rates during the final three months of the period.

The Asia Pacific business unit generated revenue of $189.8 million during the six months ended June 30, 2004 representing growth of $24.0 million, or 14.5%, over the six months ended June 30, 2003. The reported revenue for our Asia Pacific business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our Asia Pacific business unit for the six months ended June 30, 2004 increased by approximately 4.2% when compared to the six months ended June 30, 2003. The primary driver of this growth was an increase in engagement hours of 6.2%, offset by a slight decrease in the average billing rates (on a constant currency basis) when compared to the prior period. The increase in revenue was primarily the result of a strengthening in our brand recognition in Japan as well as greater penetration of our key accounts in China.

Our Latin America business unit generated revenue of $40.6 million during the six months ended June 30, 2004, representing a slight decline of $1.8 million, or 4.2%, over the six months ended June 30, 2003. Revenue for Latin America decreased as a result of increased market pressures, primarily in Mexico and Brazil. Currency exchange-rate fluctuations have not had a significant impact on our Latin America operations.

Gross Profit.    Gross profit as a percentage of revenue declined to 19.8% for the six months ended June 30, 2004, compared to 21.7% for the six months ended June 30, 2003. This decline is mainly attributable to an increase in other direct contract expenses. Other direct contract expenses as a percentage of revenue increased to 29.4% during the six months ended June 30, 2004 compared to 23.7% during the six months ended June 30, 2003. In dollar terms, gross profit decreased by $0.3 million, or 0.1% from $346.9 million for the six months ended June 30, 2003, to $346.7 for the six months ended June 30, 2004. The decrease in gross profit for the six months ended June 30, 2004 compared to the same period in the prior year resulted primarily from the following:

•	A net increase in professional compensation of $9.5 million, or 1.3%, from $733.7 million for the six months ended June 30, 2003, to $743.2 million for the six months ended June 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to overall market demand for services. Professional compensation expense improved as a percentage of revenue to 42.6% for the six months ended June 30, 2004 compared to 45.9% during the same period in the prior year.

•	A net increase in other direct contract expenses of $134.5 million, or 35.4%, from $379.6 million, or 23.7% of revenue, for the six months ended June 30, 2003, to $514.0 million, or 29.4% of revenue, for the six months ended June 30, 2004. The $134.5 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services and EMEA business units. The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain contractors. In addition, the size and complexity of some of our projects make usage of subcontractors a key ingredient to winning the projects. We are focused on limiting the use of subcontractors and minimizing travel-related expenses whenever possible, working to increase our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to align our skill base with the market demand for our services.

•	A net increase in other costs of service of $7.2 million, or 5.8%, from $123.5 million for the six months ended June 30, 2003, to $130.7 million for the six months ended June 30, 2004. The increase in other costs of service is primarily attributable to an increase in costs associated with the overall growth of our business over the past year, offset by savings achieved as a result of our office space reduction efforts. Other costs of service as a percentage of revenue decreased slightly from 7.7% during the six months ended June 30, 2003 to 7.5% during the six months ended June 30, 2004.

•	During the six months ended June 30, 2004, we recorded, within the Corporate/Other operating segment, a charge of $12.0 million for lease, facilities and other exit costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. During the six months ended June 30, 2003, we recorded a $15.3 million charge for lease, facilities and other exit costs.

Gross profit for our Public Services business unit declined to 27.5% of revenue in the six months ended June 30, 2004, from 31.0% of revenue in the six months ended June 30, 2003. This decline is principally due to a $106.8 million increase in other direct contract expenses as a result of our increased use of subcontractors, as the cost of subcontractors is generally more expensive than the cost of our own workforce, coupled with a $20.9 million increase in compensation expense. The increase in our use of subcontractors is mainly the result of the mandated use of subcontractors on certain engagements. The increase in professional compensation expense is primarily due to an increase in our headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer.

Gross profit for the Communications & Content business unit decreased to 19.0% of revenue in the six months ended June 30, 2004 from 30.2% of revenue in the six months ended June 30, 2003. In dollar terms, gross profit decreased $27.0 million, or 54.6%, when compared to the prior year. The decline in gross profit was principally due to a decrease in revenue of $45.6 million resulting primarily from the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. Contracts involving testing related to compliance with the 1996 Telecommunications Act generally had higher levels of profitability than other contracts within the Communications & Content business unit.

Gross profit for the Financial Services business unit decreased to 28.3% of revenue in the six months ended June 30, 2004 from 29.0% of revenue in the six months ended June 30, 2003. The decline in gross profit was principally due to an increase in other direct contract expenses of $4.2 million, or 19.2%, from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increase in other direct contract expenses is mainly due to an increase in the use of subcontractors. In addition, gross profit for the Financial Services business unit was negatively impacted by an increase in professional compensation expense resulting from an increase in headcount, particularly in the Banking & Insurance sector.

Gross profit for the Consumer, Industrial and Technology business unit declined to 22.8% of revenue in the six months ended June 30, 2004 from 28.0% of revenue in the six months ended June 30, 2003. In dollar terms, gross profit decreased $21.4 million, or 30.2%, when compared to the prior year. The decline in gross profit was principally due to the decrease in revenue resulting from the challenging economic conditions and cautious IT spending.

Gross profit as a percentage of revenue for the EMEA business unit improved to 15.9% of revenue during the six months ended June 30, 2004, compared to 14.4% of revenue during the six months ended June 30, 2003. This improvement is primarily a result of a $21.5 million increase in revenue as well as a decrease in professional compensation expense as a percentage of revenue during the six months ended June 30, 2004. The decrease in professional compensation expense as a percentage of revenue is a result of our workforce reduction actions taken in previous periods. Gross profit improved despite increased use of subcontractors during the six months ended June 30, 2004. The increase in our use of subcontractors is a result of our need to contract for certain types of skills in order to meet client requirements.

Gross profit as a percentage of revenue for the Asia Pacific business unit improved to 24.6% during the six months ended June 30, 2004, compared to 18.6% for the six months ended June 30, 2003. This improvement is the result of a $24.0 million, or 14.5%, increase in revenue as well as a reduction in other costs of service as a percentage of revenue due to continued control of spending throughout the region.

Gross profit as a percentage of revenue for Latin America declined to 20.9% of revenue during the six months ended June 30, 2004 compared to 31.1% of revenue during the six months ended June 30, 2003. This decline is primarily the result of our increased use of subcontractors at key clients to satisfy the demands for our services.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets decreased $23.3 million to $2.1 million for the six months ended June 30, 2004, from $25.4 million for the six months ended June 30, 2003. This decrease in amortization expense primarily relates to the fact that the majority of the value relating to order backlog, customer contracts and related customer relationships that were acquired before December 31, 2002 was fully amortized by August 2003.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $17.3 million, or 6.3%, from $272.5 million for the six months ended June 30, 2003, to $289.8 million for the six months ended June 30, 2004. This increase is predominantly related to an increase in sales and infrastructure costs associated with the overall growth of our business over the past year as well as higher expenses related to audit fees, Sarbanes-Oxley compliance and the continued build-out of our internal IT function. The increase is partially offset by savings as we continue to wind down services provided under our transition services agreement with KPMG LLP. Selling, general and administrative expenses as a percentage of gross revenue improved slightly to 16.6% compared to 17.0% for the six months ended June 30, 2003.

Income Tax Expense.    For the six months ended June 30, 2004, we earned income before taxes of $45.1 million and provided for income taxes of $27.7 million, resulting in an effective tax rate of 61.5%. For the six months ended June 30, 2003, we earned income before taxes of $38.3 million and provided for income taxes of $23.8 million, resulting in an effective tax rate of 62.2%.

Cumulative Effect of Change in Accounting Principle.    Prior to fiscal year 2004, certain of our consolidated foreign subsidiaries within the EMEA and Asia Pacific regions reported their results on a one-month lag, which allowed additional time to compile results. We have taken steps to improve our internal reporting procedures, which has allowed for more timely reporting of these operations. Beginning in the first quarter of calendar year 2004, the one-month lag for certain of the Asia Pacific operations was eliminated. As a result, net income for the six months ended June 30, 2004 includes a cumulative effect of a change in accounting principle of $0.5 million representing the December 2003 net loss for these entities.

Net Income.    For the six months ended June 30, 2004, we realized net income of $16.8 million, or $0.08 per share. For the six months ended June 30, 2003, we realized net income of $14.4 million, or $0.08 per share.

Obligations and Commitments

As of June 30, 2004, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
		(in thousands)
Long-term debt (1)	$321,295	$62,854	$109,469	$148,972	$—
Operating leases	446,340	78,266	131,620	103,777	132,677
Outsourcing services agreement	14,063	11,250	2,813	—	—
Reduction in workforce	700	700	—	—	—

Total	$782,398	$153,070	$243,902	$252,749	$132,677

(1)	Long-term debt includes both principal and interest payment obligations.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings available under our various existing credit facilities and existing cash balances. At June 30, 2004, we had a cash balance of $139.3 million, which has increased by $16.5 million from a cash balance of $122.7 million at December 31, 2003.

Net cash provided by operating activities during the six months ended June 30, 2004 was $26.4 million, a decrease of $87.1 million over the six months ended June 30, 2003. This decrease was due to a $51.8 million change in operating assets and liabilities, as well as a $35.2 million decrease in cash operating results (which consists of net income adjusted for changes in deferred income taxes, stock awards, depreciation and amortization, goodwill impairment and the lease and facilities charge). The change in operating assets and liabilities is primarily the result of the timing of our collection of accounts receivable, offset by the timing of employee benefit payments during the current period and the timing of our payments to vendors. Our days sales outstanding increased from 60 days at June 30, 2003 to 80 days at June 30, 2004. Days sales outstanding represents the trailing twelve months revenue divided by 365 days, which is divided into the consolidated accounts receivables, unbilled revenue and deferred revenue balances to arrive at days sales outstanding at a point in time. Our days sales outstanding increased during the period ended June 30, 2004 due to a delay in our billings process caused by the conversion of our North American financial accounting system. We expect our days sales outstanding to improve during the next quarter.

Net cash used in investing activities during the six months ended June 30, 2004 was $36.7 million, due to purchases of property and equipment, including internal use software, incurred as part of our continued infrastructure build-out. Net cash used in investing activities decreased $28.4 million when compared to the six months ended June 30, 2003, resulting primarily from a higher level of spending on property and equipment during the six months ended June 30, 2003. We expect to continue to make additional investments in property and equipment as we continue the build-out of our infrastructure and support capabilities in connection with the winding down of the transition services agreement with KPMG LLP.

Net cash provided by financing activities for the six months ended June 30, 2004 was $28.9 million, due to proceeds from borrowings, net of repayments, of $29.4 million and $13.4 million received in exchange for the issuance of common stock primarily relating to our employee stock purchase plan, offset by a $14.0 million net decrease in book overdrafts. For the six months ended June 30, 2003, net cash used in financing activities was $2.6 million principally due to repayments of borrowings, net of proceeds, offset by proceeds received in exchange for the issuance of common stock primarily relating to our Employee Stock Purchase Plan.

We have a revolving credit facility with an outstanding balance of $38.0 million at June 30, 2004 (not to exceed $250.0 million). The $250.0 million revolving credit facility expires on May 29, 2005, and borrowings under this facility are not due until that time; however, management may choose to repay these borrowings at any time prior to that date. The revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting our ability to incur liens and indebtedness, purchase our securities, and pay dividends and requiring us to maintain a minimum level of net worth ($907.4 million as of June 30, 2004), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). In November 2003 and March 2004, we entered into two amendments to this credit facility, which among other things modified certain definitions that are used in the covenants and incorporated three additional covenants from the Senior Notes—minimum consolidated net worth, minimum fixed charge coverage and maximum leverage ratio. These additional covenants are discussed in the following paragraph that relates to the Senior Notes. We are in compliance with the financial ratios, covenants and other restrictions imposed by the revolving credit facility. The revolving credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of our common stock, or (ii) if within a period of six calendar months, a majority of the officers of our executive committee cease to serve on our executive committee, and their terminations or departures materially affect our business. The revolving credit facility cross defaults in certain circumstances to our receivable purchase facility and Senior Notes and to our other debt.

We also have an accounts receivable financing facility with no outstanding balance at June 30, 2004 (not to exceed $150.0 million). The accounts receivable facility is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement. The accounts receivable facility permits sales of accounts receivable through May 21, 2005, subject to annual renewal. Currently, we cannot access the accounts receivable facility until we deliver certain standard information packages that must be provided periodically under the terms of the accounts receivable facility. We are in the process of preparing the necessary information packages for delivery, which will be followed by a standard review of our books, records and certain documents by the administrator of the accounts receivable facility. The accounts receivable facility contains financial covenants that are consistent with our revolving credit facility and cross defaults in certain circumstances to our revolving credit facility and Senior Notes and to our other debt.

In November 2002, we completed a private placement of $220.0 million in aggregate principal Senior Notes. The offering consisted of $29.0 million of 5.95% Series A Senior Notes due November 2005, $46.0 million of 6.43% Series B Senior Notes due November 2006 and $145.0 million of 6.71% Series C Senior Notes due November 2007. The Senior Notes include affirmative, negative and financial covenants, including among others, covenants restricting our ability to incur liens and indebtedness and purchase our securities, and requiring us to maintain a minimum level of net worth ($885.6 million as of June 30, 2004), maintain fixed charge coverage of at least 2.00 to 1.00 (as defined), and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by the Senior Notes. The Senior Notes contain customary events of default, including cross defaults, which apply in certain circumstances, to our revolving credit facility and receivables purchase facility and our other debt.

On January 31, 2003, our Japanese subsidiary entered into a 2 billion yen-denominated term loan. Scheduled principal payments are every six months through July 31, 2005 in the amount of 334.0 million yen and include a final payment of 330.0 million yen on January 31, 2006. The term loan is unsecured, does not contain any financial covenants, and is not guaranteed by us. At June 30, 2004, the balance outstanding under the 2 billion yen-denominated term loan was approximately 1.33 billion yen (approximately $12.2 million). In connection with this line of credit, we agreed to seek the consent of the lender prior to reducing our interest in the subsidiary-borrower below 100%.

On June 30, 2003, our Japanese subsidiary entered into a 1 billion yen-denominated term loan. Scheduled principal payments are every six months through December 31, 2005 in the amount of 167.0 million yen and include a final payment of 165.0 million yen on June 30, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by us. At June 30, 2004, the balance outstanding under the 1 billion yen-denominated term loan was 666.0 million yen (approximately $6.1 million). In connection with this line of credit, we agreed to seek consent of the lender prior to reducing our interest in the subsidiary-borrower below 100%.

We have additional borrowing arrangements available through our Japanese subsidiary, including a 1.35 billion yen-denominated revolving line of credit facility (approximately $12.4 million as of June 30, 2004) and a 0.5 billion yen-denominated overdraft line of credit facility (approximately $4.6 million as of June 30, 2004). The facilities, which mature on August 31, 2004, are unsecured, do not contain financial covenants and are not guaranteed by us. As of June 30, 2004, there were no borrowings outstanding under the facilities.

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

Effective February 9, 2004, we and KPMG LLP entered into a Field Technology Support Services agreement under which KPMG LLP provides certain office-based technology support services to the Company’s U.S. offices. Services under the Field Technology Support Services will be provided for a term of one year (with an option to renew for an additional year) and relate to services which previously were provided under the transition services agreement.

At this time there are no services that were terminated prior to June 30, 2004 for which termination costs remain unknown. The amount of termination costs that we will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to us by KPMG LLP and which can continue to be obtained directly by us thereafter. The amount of termination costs that we will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after June 30, 2004 cannot be reasonably estimated at this time. We believe that the amount of termination costs yet to be assessed will not have a material adverse effect on our consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material adverse effect on our results of operations in a particular quarter or fiscal year cannot be determined at this time.

During fiscal year 2003, the Company purchased certain leasehold improvements from KPMG LLP that had been used by the Company under the transition services agreement. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40.0 million to $60.0 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) used by the Company under the transition services agreement. Currently, the Company is charged for the use of such assets by usage charges that are included in the monthly costs under the transition services agreement. The Company made no additional purchases of capital assets from KPMG LLP during the three months ended June 30, 2004.

During the first half of fiscal year 2003, we significantly expanded our international operations through acquisitions. Some of our acquired operations had pre-existing defined benefit pension plans, and as such we have become the sponsor of these plans. We use the actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” to account for our pension plans. Our pension plans include both funded and unfunded noncontributory defined benefit pension plans that provide benefits based on years of service and salary. We also sponsor an unfunded postretirement medical plan. For a discussion of our liquidity associated with the Company’s defined benefit pension and postretirement medical plans as of December 31, 2003, see “Liquidity and Capital Resources” in Part II, Item 7, of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Transition Report on Form 10-K for the period then ended. During the six months ended June 30, 2004, there have been no material changes in our defined benefit pension and postretirement medical plans.

In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to us in January 2000; indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As of June 30, 2004, we have approximately $191.8 million of outstanding surety bonds and $34.2 million of outstanding letters of credit for which we may be required to make future payment. We have never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2004.

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

Forward-looking statements in this report include, among others, statements regarding:

•	our growth projections for our geographic regions and business segments;

•	our ability to maintain our margins;

•	our ability to decrease our use of subcontractors;

•	our expectation to focus on growth initiatives to improve market share and increase revenue;

•	our estimate of approximately 50% as the effective tax rate for fiscal year 2004;

•	our estimates of the amount and effect of the termination costs under the transition services agreement with KPMG LLP;

•	our anticipated reduction in occupancy costs for the fiscal year 2004;

•	our expectations for short- and long-term liquidity; and

•	our hiring expectations over the next few quarters.

Our actual results may differ from the forward-looking statements for many reasons, including:

•	any continuation of the global economic downturn and challenging economic conditions;

•	the business decisions of our clients regarding the use of our services and the related need to use subcontractors to complete certain engagements;

•	the timing of projects and their termination;

•	the availability of surety bonds, letters of credit or bank guarantees supporting client engagements;

•	the impact of rating agency actions;

•	the availability of talented professionals to provide our services;

•	the pace of technology change;

•	the strength of our joint marketing relationships;

•	the actions of our competitors;

•	unexpected difficulties with our global initiatives and acquisitions (such as the acquisition of BearingPoint GmbH), including rationalization of assets and personnel and managing or integrating the related assets, personnel or businesses;

•	changes in spending policies or budget priorities of the U.S. government, particularly the Department of Defense, in light of the large U.S. budget deficit;

•	our inability to use losses in some of our foreign subsidiaries to offset earnings in the United States;

•	our inability to accurately forecast our results of operations and the growth of our business; and

•	changes in, or the application of changes to, accounting principles or pronouncements under accounting principles generally accepted in the United States, particularly those related to revenue recognition.

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

PART I,    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2003, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the Company’s Transition Report on Form 10-K for the period then ended. During the six months ended June 30, 2004, there have been no material changes in our market risk exposure.

PART I,    ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and subsequent evaluations conducted by the Company in connection with its preparation of the Company’s consolidated financial statements for the three and six months ended June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that except with respect to certain reportable conditions that were identified during the audit of our consolidated financial statements for the six months ended December 31, 2003, the Company’s disclosure controls and procedures are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company’s SEC filings.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting that has occurred during the second quarter of calendar year 2004 and that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting, except that during the quarter the Company resolved the deficiencies relating to its accrual of certain costs associated with subcontractors, which were identified in connection with the audit of the Company’s consolidated financial statements for the six months ended December 31, 2003.

PART II.    OTHER INFORMATION

PART II,    ITEM 1.    LEGAL PROCEEDINGS

As disclosed in our Transition Report on Form 10-K that was filed on April 16, 2004 and in our Quarterly Report on Form 10-Q for the period ending March 31, 2004, since August 14, 2003, various separate complaints purporting to be class actions were filed in the United States District Court for the Eastern District of Virginia alleging that we and certain of our officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that the Company made materially misleading statements with respect to its financial results for the first three quarters of fiscal year 2003 in its SEC filings and press releases. The Plaintiffs’ Amended Consolidated Complaint was filed on December 31, 2003. Defendants’ Motion to Dismiss was filed on February 10, 2004. On March 31, 2004, the parties filed a stipulation requesting that the Court approve a settlement of this matter for $1.7 million, all of which is to be paid by the Company’s insurer. On April 2, 2004, the Court considered and gave preliminary approval to the proposed settlement. Notice of the proposed settlement has been sent to the purported class of shareholders. The Court gave final approval to the proposed settlement on July 16, 2004.

In addition to the matters referred to above, we are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. Additional information regarding our legal proceedings is incorporated by reference herein from Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in this Form 10-Q.

PART II,    ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

In August 2001, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock. As of June 30, 2004, the Company had repurchased 3,812,250 shares of its common stock at an aggregate purchase price of $35.7 million. Thus, the Company is authorized to repurchase an additional $64.3 million of its common stock. The repurchased shares are held in treasury. The Company did not repurchase any of its common stock during the six month period ended June 30, 2004.

PART II,    ITEM 3.    NONE

PART II,    ITEM 4.    NONE

PART II,    ITEM 5.    NONE

PART II,    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amendment No. 1 to Amended and Restated 401(k) Plan, dated April 29, 2004, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Registration Statement on Form S-1/A (Registration No. 333-100199) (referred below as the “Company’s Form S-1/A”).

10.2	Irrevocable Waiver, dated May 17, 2004, by Cisco Systems, Inc. with respect to the Investor Rights Agreement, dated January 31, 2000 and the Stock Purchase Agreement, dated December 29, 1999, which is incorporated herein by reference to Exhibit 10.49 of the Company’s Form S-1/A.

10.3	Amendment No. 1 to the Amended and Restated Receivables Purchase Agreement, dated as of May 21, 2004, among KCI Funding Corporation, BearingPoint, Inc., Market Street Funding Corporation, PNC Bank, National Association, Three Rivers Funding Corporation, Mellon Bank, N.A. and PNC, which is incorporated herein by reference to Exhibit 10.50 of the Company’s Form S-1/A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results

(b)	Reports of Form 8-K

During the quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

On April 21, 2004, a Current Report on Form 8-K was filed, reporting under Item 12 that the Company issued a press release announcing its financial results for the transition period from July 1, 2003 to December 31, 2003.

On May 6, 2004, a Current Report on Form 8-K was filed, reporting under Item 12 that the Company issued a press release announcing its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.

DATE: August 6, 2004	By:	/s/ Randolph C. Blazer
Randolph C. Blazer, Chairman of the Board, Chief Executive Officer, and President

DATE: August 6, 2004	By:	/s/ Robert S. Falcone
Robert S. Falcone, Executive Vice President and Chief Financial Officer