Form 10-Q
period 2004-09-30
BEARINGPOINT INC
filed 2004-11-09
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-31451

BearingPoint, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3680505
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive office)	(Zip Code)

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

The number of shares of common stock of the registrant outstanding as of November 1, 2004 was 199,219,295.

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I,    ITEM 1.—FINANCIAL STATEMENTS

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$840,864	$742,958	$2,587,405	$2,341,963

Costs of service:
Professional compensation	382,936	347,373	1,126,123	1,081,055
Other direct contract expenses	217,610	182,734	731,650	562,288
Lease and facilities charge	—	59,203	11,951	74,530
Other costs of service	66,863	66,405	197,554	189,910

Total	667,409	655,715	2,067,278	1,907,783

Gross margin	173,455	87,243	520,127	434,180
Amortization of purchased intangible assets	792	8,106	2,890	33,474
Selling, general and administrative expenses	146,862	129,428	436,648	401,944

Operating income (loss)	25,801	(50,291)	80,589	(1,238)
Interest income	399	246	691	1,524
Interest expense	(5,116)	(2,395)	(13,561)	(11,808)
Other income (expense), net	(537)	374	(2,112)	(2,282)

Income (loss) before taxes	20,547	(52,066)	65,607	(13,804)
Income tax expense (benefit)	8,605	(12,882)	36,331	10,933

Income (loss) before cumulative effect of change in accounting principle	11,942	(39,184)	29,276	(24,737)
Cumulative effect of change in accounting principle, net of tax	—	—	(529)	—

Net income (loss)	$11,942	$(39,184)	$28,747	$(24,737)

Earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle—basic and diluted	$0.06	$(0.20)	$0.15	$(0.13)
Cumulative effect of change in accounting principle—basic and diluted	—	—	—	—

Net income (loss)—basic	$0.06	$(0.20)	$0.15	$(0.13)

Net income (loss)—diluted	$0.06	$(0.20)	$0.14	$(0.13)

Weighted average shares—basic	197,789,096	193,093,913	196,376,059	191,513,588

Weighted average shares—diluted	198,243,384	193,093,913	198,733,697	191,513,588

The accompanying notes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$149,040	$122,723
Accounts receivable, net	459,751	357,620
Unbilled revenue	353,485	293,559
Deferred income taxes	42,678	35,291
Prepaid expenses and other current assets	66,545	53,088

Total current assets	1,071,499	862,281
Property and equipment, net	208,987	203,341
Goodwill	967,678	981,222
Other intangible assets, net	4,376	8,156
Deferred income taxes, less current portion	42,799	50,539
Other assets	24,645	23,908

Total assets	$2,319,984	$2,129,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$118,180	$9,345
Accounts payable	260,905	200,521
Accrued payroll and employee benefits	173,960	175,830
Deferred revenue	67,723	72,473
Income tax payable	20,950	21,082
Accrued lease and facilities charge	18,921	22,048
Deferred income taxes	4,865	4,268
Other current liabilities	104,707	123,829

Total current liabilities	770,211	629,396
Notes payable, less current portion	226,921	238,883
Accrued employee benefits	68,253	62,821
Accrued lease and facilities charge, less current portion	31,842	33,465
Deferred income taxes, less current portion	7,885	4,549
Other liabilities	33,877	28,675

Total liabilities	1,138,989	997,789

Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $.01 par value; 1,000,000,000 shares authorized, 202,979,214 shares issued and 199,166,964 shares outstanding on September 30, 2004 and 198,295,364 shares issued and 194,483,114 shares outstanding on December 31, 2003	2,020	1,973
Additional paid-in capital	1,140,678	1,105,631
Accumulated deficit	(129,057)	(157,804)
Notes receivable from stockholders	(9,028)	(9,114)
Accumulated other comprehensive income	212,109	226,699
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,180,995	1,131,658

Total liabilities and stockholders’ equity	$2,319,984	$2,129,447

The accompanying notes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$28,747	$(24,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	4,360	(37,522)
Stock awards	7,872	10,821
Depreciation and amortization	53,347	63,000
Amortization of purchased intangible assets	2,890	33,474
Lease and facilities charge	11,951	74,530
Changes in assets and liabilities:
Accounts receivable	(104,421)	70,921
Unbilled revenue	(61,195)	(71,430)
Prepaid expenses and other current assets	(13,742)	1,151
Other assets	(270)	82
Accrued payroll and employee benefits	(948)	(66,466)
Accounts payable and other current liabilities	54,214	39,569
Other liabilities	3,180	3,445

Net cash provided by (used in) operating activities	(14,015)	96,838

Cash flows from investing activities:
Purchases of property and equipment	(61,246)	(81,928)
Businesses acquired, net of cash acquired	—	(1,602)

Net cash used in investing activities	(61,246)	(83,530)

Cash flows from financing activities:
Proceeds from issuance of common stock	25,724	24,925
Proceeds from notes payable	857,840	788,903
Repayment of notes payable	(760,289)	(824,068)
Notes receivable from stockholders	86	95
Decrease in book overdrafts	(20,971)	(3,538)

Net cash provided by (used in) financing activities	102,390	(13,683)

Effect of exchange rate changes on cash and cash equivalents	(812)	3,027

Net increase in cash and cash equivalents	26,317	2,652
Cash and cash equivalents—beginning of period	122,723	74,197

Cash and cash equivalents—end of period	$149,040	$76,849

Supplementary cash flow information:
Interest paid	$10,516	$9,780
Taxes paid	$25,916	$17,632

The accompanying notes are an integral part of these consolidated financial statements.

BearingPoint, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of BearingPoint, Inc. (referred to below as “we,” “our,” “BearingPoint” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. These statements do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with our consolidated financial statements and notes thereto for the six months ended December 31, 2003, included in the Company’s Transition Report on Form 10-K filed with the SEC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2.    Change in Accounting Principle

Historically, the Company has consolidated the financial results of certain foreign subsidiaries within Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific region as of a date that is one month prior to that of the Company’s fiscal reporting period (“one-month lag”). During the first quarter of fiscal year 2004, the Company recorded a change in accounting principle resulting in certain Asia Pacific subsidiaries now reporting on a current period basis. The purpose of the change is to have these certain foreign subsidiaries report on a basis that is consistent with the Company’s fiscal reporting period. As a result, net income for the nine months ended September 30, 2004 includes a cumulative effect of a change in accounting principle of $529, representing the total December 2003 net loss for these entities.

Net income (loss) and earnings (loss) per share for the three months and nine months ended September 30, 2004 and 2003 are set forth below as if reporting for consolidated foreign subsidiaries on a one-month lag had been accounted for in the same manner for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		pro forma	pro forma
Revenue	$840,864	$747,088	$2,587,405	$2,347,799
Costs of service	667,409	658,964	2,067,278	1,910,729

Gross profit	173,455	88,124	520,127	437,070
Amortization of purchased intangible assets	792	8,107	2,890	33,532
Selling, general and administrative expenses	146,862	130,451	436,648	401,298

Operating income (loss)	25,801	(50,434)	80,589	2,240
Other/Interest income (expense), net	(5,254)	(1,387)	(14,982)	(11,989)

Income (loss) before taxes	20,547	(51,821)	65,607	(9,749)
Income tax expense (benefit)	8,605	(12,490)	36,331	11,809

Net income (loss)	$11,942	$(39,331)	$29,276	$(21,558)

Earnings (loss) per share—basic and diluted:	$0.06	$(0.20)	$0.15	$(0.11)

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

During the three months ended September 30, 2004, a foreign subsidiary within the EMEA region that had previously reported its results on a one-month lag began reporting on a current period basis. This change did not have a material effect on the Company’s results of operations for the three months and nine months ended September 30, 2004 and 2003. Certain of the Company’s consolidated foreign subsidiaries continue to report their results of operations on a one-month lag.

Note 3.    Stock-Based Compensation

The Company has several stock-based employee compensation plans. The Company accounts for stock-based compensation awards issued to employees by applying the intrinsic value method, whereby the difference between the quoted market price of the Company’s common stock as of the date of grant and the contractual purchase price of shares is charged to operations over the vesting period. The Company generally recognizes no compensation expense with respect to stock-based awards issued to employees, as all options granted under the Company’s stock-based compensation plans have exercise prices equal to the market value of the Company’s common stock on the date of grant. With respect to restricted stock and other awards, compensation expense is measured based on the fair value of such awards as of the grant date and charged to expense using the straight-line method over the period of restriction or vesting period.

Pro forma information regarding net income (loss) and earnings (loss) per share is required assuming the Company had accounted for its stock-based awards to employees under the fair value method and amortized as a charge to earnings the estimated fair value of options and other stock awards over the awards’ vesting period. The weighted average fair value of stock options granted during the three months ended September 30, 2004 and 2003 was $4.89 and $5.40, respectively. The weighted average fair value of stock options granted during the nine months ended September 30, 2004 and 2003 was $5.38. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price Expected Volatility	Risk-Free Interest Rate	Expected Life	Expected Dividend Yield
Three months ended September 30, 2004	62.39%	3.72%	6	0
Three months ended September 30, 2003	70.54%	3.43%	6	0

Nine months ended September 30, 2004	64.32%	3.64%	6	0
Nine months ended September 30, 2003	71.10%	2.97%	6	0

The fair value of the Company’s common stock purchased under the Employee Stock Purchase Plan (“ESPP”) was estimated for the three months and nine months ended September 30, 2004 and 2003 using the Black-Scholes option-pricing model and an expected volatility of 70.0%, risk-free interest rates ranging from 1.03% to 4.77%, an expected life ranging from six to eighteen months and an expected dividend yield of zero. The weighted average fair value of share purchase rights under the ESPP was $3.66 and $2.74 for the three months ended September 30, 2004 and 2003, respectively. The weighted average fair value of share purchase rights under the ESPP was $3.43 and $4.24 for the nine months ended September 30, 2004 and 2003, respectively.

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value method for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$11,942	$(39,184)	$28,747	$(24,737)
Add back:
Total stock-based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	1,722	2,394	4,657	6,401
Deduct:
Total stock-based compensation expense recorded under fair value method for all stock awards, net of tax effects	(18,588)	(24,333)	(62,633)	(73,191)

Pro forma net loss	$(4,924)	$(61,123)	$(29,229)	$(91,527)

Earnings (loss) per share:
Basic—as reported	$0.06	$(0.20)	$0.15	$(0.13)

Basic—pro forma	$(0.02)	$(0.32)	$(0.15)	$(0.48)

Diluted—as reported	$0.06	$(0.20)	$0.14	$(0.13)

Diluted—pro forma	$(0.02)	$(0.32)	$(0.15)	$(0.48)

Note 4.    Stock Awards

In connection with the purchase business acquisitions (as defined under U.S. generally accepted accounting principles, and therefore, referred to in this Form 10-Q as “acquisitions”) relating to all or portions of certain Andersen Business Consulting practices, the Company committed to the issuance of approximately 2,700,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $2,468 and $3,698 for the three months ended September 30, 2004 and 2003, respectively. Compensation expense was $6,731 and $9,789 for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, 2,100,998 shares of common stock have been issued.

Note 5.    Earnings Per Share of Common Stock

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program and other potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price of the Company’s common stock for the period in accordance with the treasury stock method.

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) before cumulative effect of change in accounting principle—basic	$11,942	$(39,184)	$29,276	$(24,737)
Convertible acquisition obligation (1)	—	—	59	—

Adjusted income (loss) before cumulative effect of change in accounting principle—diluted	11,942	(39,184)	29,335	(24,737)
Cumulative effect of change in accounting principle, net of tax	—	—	(529)	—

Adjusted income (loss)—diluted	$11,942	$(39,184)	$28,806	$(24,737)

Weighted average shares outstanding—basic	197,789,096	193,093,913	196,376,059	191,513,588
Employee stock options	446,326	—	1,485,052	—
Stock awards	7,962	—	7,962	—
Convertible acquisition obligation (1)	—	—	864,624	—

Weighted average shares outstanding—diluted	198,243,384	193,093,913	198,733,697	191,513,588

Earnings (loss) per share—basic	$0.06	$(0.20)	$0.15	$(0.13)

Earnings (loss) per share—diluted	$0.06	$(0.20)	$0.14	$(0.13)

(1)	Amount relates to Softline acquisition obligation.

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 42,387,612 and 45,134,599 for the three months ended September 30, 2004 and 2003, respectively, and 38,623,477 and 45,865,035 for the nine months ended September 30, 2004 and 2003, respectively.

Note 6.    Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) before cumulative effect of change in accounting principle	$11,942	$(39,184)	$29,276	$(24,737)
Cumulative effect of change in accounting principle, net of tax	—	—	(529)	—

Net income (loss)	11,942	(39,184)	28,747	(24,737)
Foreign currency translation adjustment, net of tax (a)	23,953	11,366	(14,409)	102,115
Minimum pension liability adjustment	—	—	(63)	—
Unrealized loss on derivative instruments, net of tax	(39)	(39)	(118)	(118)

Comprehensive income (loss)	$35,856	$(27,857)	$14,157	$77,260

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of foreign currencies (primarily the Euro) against the U.S. dollar.

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 7.    Segment Reporting

The Company’s segment information has been prepared in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s segments consist of its four North America industry groups (Public Services, Communications & Content, Financial Services and Consumer, Industrial and Technology), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment transactions are not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Prior year information has been reclassified to conform to current year presentation.

	Three Months Ended September 30,
	2004		2003
	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)
Public Services	$330,405	$82,403	$271,473	$76,613
Communications & Content	56,654	5,289	63,254	13,256
Financial Services	87,924	21,313	60,561	14,863
Consumer, Industrial and Technology	119,434	24,428	107,427	15,974
EMEA	148,502	20,746	136,815	3,829
Asia Pacific	76,290	(2,495)	80,505	15,795
Latin America	21,665	4,246	21,929	2,834
Corporate/Other (1)	(10)	(130,129)	994	(193,455)

Total	$840,864	$25,801	$742,958	$(50,291)

	Nine Months Ended September 30,
	2004		2003
	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)
Public Services	$1,044,371	$256,886	$831,343	$230,536
Communications & Content	174,664	18,584	226,907	54,970
Financial Services	232,135	51,532	180,529	42,952
Consumer, Industrial and Technology	336,884	60,300	360,477	73,458
EMEA	466,334	62,656	433,143	20,030
Asia Pacific	266,057	34,694	246,240	36,060
Latin America	62,273	11,132	64,305	13,748
Corporate/Other (1)	4,687	(415,195)	(981)	(472,992)

Total	$2,587,405	$80,589	$2,341,963	$(1,238)

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

Total expenses allocated to the Company with regard to occupancy costs and other infrastructure services were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Occupancy costs	$5,589	$6,483	$17,675	$18,292
Other infrastructure service costs	12,590	20,239	39,947	55,527

Total	$18,179	$26,722	$57,622	$73,819

Amounts included in:
Other costs of service	$5,589	$6,483	$17,675	$18,292
Selling, general and administrative expenses	12,590	20,239	39,947	55,527

Total	$18,179	$26,722	$57,622	$73,819

During fiscal year 2003, the Company purchased certain leasehold improvements from KPMG LLP that had been used by the Company under the transition services agreement. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40,000—$60,000 for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) used by the Company under the transition services agreement. Currently, the Company is charged for the use of such assets by usage charges that are included in the monthly costs under the transition services agreement. The Company made no additional purchases of capital assets from KPMG LLP during the three months ended September 30, 2004.

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 9.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, at the reporting unit level, for the nine months ended September 30, 2004 are as follows:

	Balance December 31, 2003	Additions	Other (a)	Balance September 30, 2004
Public Services	$23,581	$—	$—	$23,581
Communications & Content	24,357	—	—	24,357
Financial Services	9,210	—	—	9,210
Consumer, Industrial and Technology	39,831	—	—	39,831
EMEA	814,581	—	(11,919)	802,662
Asia Pacific	68,660	—	(1,635)	67,025
Latin America	800	—	10	810
Corporate/Other	202	—	—	202

Total	$981,222	$—	$(13,544)	$967,678

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments.

The Company conducted its annual goodwill impairment test as of April 1, 2004. The goodwill impairment test requires a comparison of the fair value of our reporting units to the respective reporting units’ carrying value. The Company estimates the fair values of our reporting units using discounted cash flow valuation models. The fair value of each of our reporting units exceeded its respective carrying value as of April 1, 2004, indicating that the underlying goodwill of each unit was not impaired as of the testing date. Subsequent to April 1, 2004, there were no triggering events within any of the Company’s reporting units that required further valuation analysis of goodwill.

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

	September 30, 2004	December 31, 2003
Identifiable intangible assets:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	$59,332	$60,822

Market-related intangibles:
Market rights	12,017	12,017
Trade name	1,787	1,811

Total market-related intangibles	13,804	13,828

Total other intangibles	73,136	74,650
Accumulated amortization:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	(59,075)	(59,380)

Market-related intangibles:
Market rights	(7,898)	(5,924)
Trade name	(1,787)	(1,190)

Total market-related accumulated amortization	(9,685)	(7,114)

Total accumulated amortization	(68,760)	(66,494)

Other intangible assets, net	$4,376	$8,156

Amortization expense related to identifiable intangible assets was $792 and $8,106 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense related to identifiable intangible assets was $2,890 and $33,474 for the nine months ended September 30, 2004 and 2003, respectively.

Note 10.    Reduction in Workforce and Lease and Facilities Charges

In connection with the Company’s previously announced office space reduction effort, the Company recorded an $11,951 restructuring charge during the nine months ended September 30, 2004 related to lease, facility and other exit activities, primarily in the North America, EMEA and Asia Pacific regions. The $11,951 charge, recorded within the Corporate/Other operating segment, included $8,173 related to the fair value of future lease obligations (net of estimated sublease income), $1,305 representing the unamortized cost of fixed assets and $2,473 in other costs associated with exiting facilities. Since July 2003, the Company has incurred a total of $73,637 in lease and facilities related restructuring charges in connection with its office space reduction effort. As of September 30, 2004, the Company has a remaining lease and facilities accrual of $18,921 and $31,842, identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

As of September 30, 2004, the Company’s remaining severance accrual represents unpaid severance and termination benefits related to reduction in workforce charges recorded during the six months ended December 31, 2003. The remaining severance accrual is expected to be paid by the end of calendar year 2004.

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Changes in the Company’s accrual for restructuring charges for the nine months ended September 30, 2004 were as follows:

	Severance	Lease and Facilities	Total
Balance at December 31, 2003	$2,338	$55,513	$57,851
2004 charges	—	11,951	11,951
Payments	(1,565)	(17,168)	(18,733)
Other (a)	(218)	467	249

Balance at September 30, 2004	$555	$50,763	$51,318

(a)	Other changes in restructuring accrual consist primarily of foreign currency translation and other adjustments.

Note 11.    Commitments and Contingencies

The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Based on its current assessment, management believes that the Company’s financial statements include adequate provision for estimated costs and losses that may ultimately be incurred with regard to such matters.

Government Contracts: A significant portion of the Company’s business relates to providing services under contracts with the U.S. Government or state and local governments. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government or state and local governments investigate whether the Company’s operations are being conducted in accordance with these requirements and the terms of the relevant contracts. For example, under its contracts with the U.S. Government, the Company is subject to audit by the Defense Contract Audit Agency, which could result in adjustments of amounts previously billed. Currently, all years subsequent to the fiscal year ended June 30, 1999 remain subject to audit. In the ordinary course of business, various government investigations are ongoing. U.S. Government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations can take years to complete and may result in no adverse action against the Company. The amounts, if any, that the Company will pay to resolve issues identified as a result of these investigations generally cannot be reasonably estimated at this time. The Company believes that the amount of any such payments relating to pending investigations will not have a material adverse effect on the Company’s consolidated financial position, cash flows or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

Transition Services Provided by KPMG LLP: In connection with winding down and terminating services provided by KPMG LLP prior to the expiration of the transition services agreement and various other arrangements, the Company is potentially liable for the payment of termination costs, as defined in the agreement, incurred by KPMG LLP in connection with winding down and terminating such services. KPMG LLP and the Company have agreed that during the term of the transition services agreement (which terminated on February 8, 2004 for most non-technology services and terminates no later than February 8, 2005 for technology-related services and limited non-technology services), the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to the Company), and the Company will wind down its receipt of services from KPMG LLP and develop its own internal infrastructure and support capabilities or seek third party providers of such services.

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

The amount of termination costs that the Company will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to the Company by KPMG LLP and which can continue to be obtained directly by the Company thereafter. During the nine months ended September 30, 2004, the Company did not incur any termination costs in connection with winding down and terminating services under the transition services agreement. The amount of termination costs that the Company will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after September 30, 2004 cannot be reasonably estimated at this time. The Company believes that the amount of termination costs yet to be assessed will not have a material adverse effect on the Company’s consolidated financial position, cash flows or liquidity. Whether such amounts could have a material effect of the results of operations in a particular quarter or fiscal year cannot be determined at this time.

Other Commitments: In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments, and guarantees in accordance with FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to the Company in January 2000; indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and the performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of September 30, 2004, the Company has approximately $162,790 of outstanding surety bonds and $35,811 of outstanding letters of credit for which it may be required to make future payment. The Company has never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2004.

Note 12.    Pension and Postretirement Benefits

The components of the Company’s net periodic pension and postretirement medical costs for the three months and nine months ended September 30, 2004 were as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Components of net periodic pension cost:
Service cost	$1,411	$4,232
Interest cost	1,040	3,119
Expected return on plan assets	(249)	(747)
Amortization of loss	3	9
Amortization of prior service cost	187	562

Net periodic pension cost	$2,392	$7,175

Components of net periodic postretirement medical cost:
Service cost	$266	$798
Interest cost	105	316
Amortization of prior service cost	120	361

Net periodic postretirement medical cost	$491	$1,475

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

The Company made cash contributions to its defined benefit pension plans of $717 and $2,180 during the three months and nine months ended September 30, 2004, respectively. The Company expects to make additional cash contributions of approximately $817 to its defined benefit pension plans during the remainder of fiscal year 2004.

Recently Enacted Legislation

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to the prescription drug benefits provided by Medicare.

In May 2004, the FASB issue FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on the accounting for the effects of the Act, including the accounting for and disclosure of any federal subsidy provided by the Act. FSP No. 106-2 was effective for interim or annual periods beginning after June 15, 2004, and provides that an employer shall measure its accumulated plan benefit obligation and net periodic postretirement benefit cost taking into account any subsidy received under the Act.

The Company’s postretirement medical plan (the “Plan”) currently provides certain prescription drug benefits to eligible participants. Based on the current interpretation of the guidance provided in the Act and the Company’s current plan design, the Company has concluded that the prescription drug benefits provided by its postretirement medical plan are not actuarially equivalent to the prescription drug benefits provided by Medicare. Accordingly, no accounting for the federal subsidy is required. In addition, the enactment of the Act was not considered a “significant event” as defined by paragraph 73 of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions;” therefore, the Company did not remeasure its accumulated plan benefit obligation. As a result, the Company’s accumulated plan benefit obligation as of September 30, 2004 and the net periodic postretirement benefit costs for the nine months ended September 30, 2004 were not impacted by the Act. The Company will reflect any changes to participation rates and other healthcare cost assumptions, as a result of the Act, at the Company’s next annual remeasurement date. The impact of any such change is not expected to have a material impact on the Company’s consolidated financial statements.

Note 13. Derivative Financial Instruments

As a result of its global operating and financing activities, the Company is exposed to changes in foreign currency exchange rates and interest rates that may affect its results of operations and financial position. The Company manages its exposure to changes in foreign currency exchange rates and interest rates through its normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

During the three months ended September 30, 2004, the Company used foreign currency forward contracts to offset currency-related changes in its foreign currency denominated assets and liabilities. The fair value of these foreign currency forward contracts is reported in other current assets or other current liabilities in the consolidated statement of financial position. The Company does not designate any of its derivatives used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities as hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, changes in the fair value of these derivatives are recognized in other income (expense) in the consolidated statement of operations in the period of change.

The Company has approximately $13,400 in notional amount of purchased foreign exchange contracts outstanding at September 30, 2004 with a fair value loss of approximately $46. The Company also has approximately $13,400 in notional amount of sold foreign exchange contracts outstanding at September 30, 2004 with a fair value gain of approximately $149. All purchased foreign exchange contracts have been offset by sold foreign exchange contracts at September 30, 2004 and were settled on October 29, 2004.

* * * * *

PART I,    ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See the discussion relating to “Forward-Looking Statements” below. All references to “years,” unless otherwise noted, refer to our twelve-month fiscal year, which prior to July 1, 2003 ended on June 30. In February 2004, our board of directors approved a change in our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. For example, a reference to “2003” or “fiscal year 2003” means the twelve-month period that ended on June 30, 2003, and a reference to “2004” or “fiscal year 2004” means the twelve-month period ending December 31, 2004.

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

We provide consulting services through industry groups in which we have significant industry-specific knowledge. Our focus on specific industries provides us with the ability to tailor our service offerings to reflect our understanding of the marketplaces in which our clients operate. We have multinational operations covering North America, Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (“EMEA”). We utilize this multinational network to provide consistent integrated services to our clients throughout the world. For the three months ended September 30, 2004, international operations outside North America represented 29.3% of our business (measured in revenue dollars), compared to 32.2% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, international operations outside North America represented 30.7% of our business (measured in revenue dollars), compared to 31.8% for the nine months ended September 30, 2003.

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

Our revenue for the three months ended September 30, 2004 was $840.9 million. This represents an increase in revenue of $97.9 million, or 13.2%, from revenue generated during the three months ended September 30, 2003 of $743.0 million. When compared to the three months ended September 30, 2003, revenue for our North America region increased $91.7 million while revenue for our international regions increased $7.2 million. Revenue for our North America region increased primarily due to growth in our Public Services, Financial Services and Consumer, Industrial and Technology business units, offset by a decline in revenue in our Communications & Content business unit. Revenue for our international regions increased primarily as a result of the effect of currency exchange-rate fluctuations on reported revenue. Our revenue for the nine months ended September 30, 2004 was $2,587.4 million. This represents an increase in revenue of $245.4 million, or 10.5%, over revenue generated during the nine months ended September 30, 2003 of $2,342.0 million. When compared to the nine months ended September 30, 2003, revenue for our North America region increased $188.8 million while revenue for our international regions increased $51.0 million. When compared to the same period during the prior year, revenue for our North America region increased primarily due to increases in revenue in both our Public Services and Financial Services business units, while revenue for our international regions increased primarily as a result of the effect of currency exchange-rate fluctuations on reported revenue.

As a multinational company, our international operations, whose functional currency is the local currency, may be significantly affected by currency exchange-rate fluctuations between such local currencies and the U.S. dollar. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue and expense when compared to the same period in the prior year. In constant currency (local currency) terms, our consolidated revenue for the three months ended September 30, 2004 increased by $81.4 million, or 11.0%, when compared to the three months ended September 30, 2003. In constant currency (local currency) terms, our consolidated revenue for the nine months ended September 30, 2004 increased by $179.4 million, or 7.7%, when compared to the nine months ended September 30, 2003. A weakening of foreign currencies against the U.S. dollar could reduce reported revenue and expense items during future periods.

The general economic downturn throughout the majority of calendar year 2003 negatively affected the operations of many of our clients and potential clients and, in turn, impacted their information technology spending. As information technology spending diminished, the competition for new engagements increased, causing a decline in our volume of business and a decrease in our overall profitability during the greater part of calendar year 2003. However, we are beginning to see improvements in global economic conditions, which have recently led to increased spending on consulting services in certain markets, particularly in our Public Services and Financial Services business units and in certain international regions. Six of our seven operating segments reported bookings (i.e., new contracts) during the quarter that exceeded our bookings reported during the same quarter in the prior year. Our book-to-bill ratio (i.e., the ratio of new business booked during the period as a percentage of revenue recognized during the period) improved in four of our seven operating segments for the quarter ended September 30, 2004 when compared to the quarter ended September 30, 2003. The focus of our dedicated sales force and strong relationships with key accounts have enabled us to maintain strong bookings.

As of September 30, 2004, we had approximately 16,600 employees, including approximately 14,400 client service personnel. We have increased our total headcount and average billable headcount by approximately 1,600 and 1,500, respectively, when compared to September 30, 2003. Despite an increase in headcount, our consolidated utilization during the three months ended September 30, 2004 improved by 8.1% when compared to the three months ended September 30, 2003. Utilization in our North America, EMEA and Asia Pacific regions improved by 2.4%, 23.9% and 5.7%, respectively, while utilization within our Latin America region declined by 1.7%. Utilization represents the percentage of time spent by our client service personnel on billable work. The improvement in our overall utilization is primarily the result of aligning our workforce with market demand for services and successfully integrating our personnel acquired through acquisitions made during fiscal year 2003. Overall, we believe that our workforce is in line with market demand for services and the needs of the business; however, as economic conditions continue to rebound in certain markets, we will continue to hire qualified employees with the advanced information technology skills necessary to perform the services we offer.

Although we have improved our utilization and we are beginning to experience increases in client spending due to improvements in global economic conditions, we continue to experience pricing pressures as competition for new engagements remains strong and as movements toward the use of lower-cost service delivery personnel continue to grow within our industry. For the three months ended September 30, 2004, our consolidated billing rates declined 7.2% when compared to the three months ended September 31, 2003. We anticipate continued pricing pressures going forward; however, we are working to maintain our margins by complementing our solutions offerings with greater offshore capabilities. Our global presence and experienced, highly skilled workforce enable us to successfully differentiate our value and capabilities from those of our competitors, in effect, lessening the impact of current market pricing pressures.

Our gross profit for the three months ended September 30, 2004 was $173.5 million compared with $87.2 million for the three months ended September 30, 2003. Gross profit as a percentage of revenue increased to 20.6% during the three months ended September 30, 2004 compared to 11.7% during the three months ended September 30, 2003. Our gross profit for the three months ended September 30, 2003 included a lease and facilities charge of $59.2 million, or approximately 8.0% of revenue. Our gross profit for the nine months ended September 30, 2004 was $520.1 million compared with $434.2 million for the nine months ended September 30, 2003. Gross profit as a percentage of revenue increased to 20.1% during the nine months ended September 30, 2004 compared to 18.5% during the three months ended September 30, 2003. The increase in gross profit percentage is principally due to a decrease in lease and facilities charges recorded during the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003, offset by an increase in other direct contract expenses. Other direct contract expenses as a percentage of revenue increased to 28.3% during the nine months ended September 30, 2004 compared to 24.0% during the nine months ended September 30, 2003. Our gross profit for the nine months ended September 30, 2004 includes a $12.0 million lease and facilities charge, while our gross profit for the nine months ended September 30, 2003 includes a $74.5 million lease and facilities charge.

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

For the three months ended September 30, 2004, we recorded income before taxes of $20.5 million and provided for income taxes of $8.6 million, resulting in an effective tax rate of 41.9%. For the nine months ended September 30, 2004, we recorded income before taxes of $65.6 million and provided for income taxes of $36.3 million, resulting in an effective tax rate of 55.4%. We anticipate reporting an effective tax rate for fiscal year 2004 in the range of 50%-53%. Our effective tax rate exceeds our statutory tax rate because our profitable operations continue to be concentrated in relatively high tax rate jurisdictions, while losses in several of our foreign operations cannot be used to offset taxes on earnings in other countries. We are currently studying the impact of the one-time favorable foreign dividend repatriation provisions recently enacted as part of the American Jobs Creation Act of 2004. However, based on the tax laws in effect at September 30, 2004, it was our intention to continue to indefinitely reinvest our undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

As we continue to see increases in client spending and improvements in global economic conditions, we will continue to focus on a variety of growth initiatives in order to improve our market share and increase revenue. Moreover, as we continue to achieve top line growth and gain market share, we will concentrate our efforts on improving margins and driving more top line growth to the bottom line. Our limited success in improving margins and driving more top line growth to the bottom line can be attributed to our focus on other business priorities, such as building out our systems infrastructure and further integrating our global business. Now that much of that work is completed, we believe that we are in a better position to improve margins and drive our continued growth to the bottom line.

We have identified three areas of focus that we believe are critical toward maintaining our continued growth and improving our margins: (1) our penetration of global and key accounts, (2) our focus on expense control, and (3) maximizing our operational efficiency. The best way to sustain revenue growth is to expand our support of existing clients. Given the number of our clients and the capabilities we have built across regions, we believe that we are positioned to achieve greater global and key account penetration. We are focused on strengthening our communities of interest and increasing our ability to win large, complex, and oftentimes cross-border deals. At the same time, we must continue to lower the costs of running our business by keeping our expenses down, managing our infrastructure costs and limiting our use of subcontractors. We have made significant progress in migrating our financial systems to a global platform and eliminating excess capacity through our global office space reductions. The majority of these efforts and their associated expenses are behind us; therefore, we believe we are in a position to capitalize on the anticipated cost savings going forward. Finally, we must consistently achieve operational efficiency throughout our business. We need to consolidate our practices and streamline our structure in the European region and in our North American commercial units to better allow us to control costs and maximize our operational efficiency.

Segments

The Company’s segments consist of our four North America industry groups (Public Services, Communications & Content, Financial Services and Consumer, Industrial and Technology), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Our chief operating decision maker, the Chairman and Chief Executive Officer, evaluates performance and allocates resources based upon the segments. Accounting policies of the segments are the same as those described below. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment transactions are not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated based on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 7, “Segment Reporting,” of the Notes to Consolidated Financial Statements. Prior year segment information has been reclassified to reflect current year presentation.

Significant Components of Our Statements of Operations

Revenue.    We derive substantially all of our revenue from professional service activities. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue represents revenue for services performed that has not been billed. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met. We recognize revenue when it is realized or realizable and earned. We consider revenue to be realized or realizable and earned when persuasive evidence of an arrangement exists, services have been rendered, fees are fixed or determinable, and collection of revenue is reasonably assured. We generally enter into long-term, fixed-price, time-and-materials and cost-plus contracts to design, develop or modify multifaceted, client specific information technology systems. We generally recognize the majority of our revenue on a time-and-materials or percentage-of-completion basis as services are provided (See “Critical Accounting Policies and Estimates” below).

We enter into contracts with our clients that contain varying terms and conditions. These contracts generally provide that they can be terminated without significant advance notice or penalty. Generally, in the event that a client terminates a project, the client remains obligated to pay for services performed and expenses incurred by us through the date of termination.

Costs of Service.    Our costs of service generally include professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving our clients. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including costs associated with reductions in workforce). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Additionally, our costs of service include restructuring or impairment charges related to assets used in revenue-generating activities, such as costs incurred as a result of our office space reduction effort.

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

Income Tax Expense.    Our effective tax rate is significantly affected by our levels of pre-tax earnings and non-deductible expenses. If our pre-tax earnings grow and non-deductible expenses grow at a slower rate or decrease, our effective tax rate will decrease. In addition, our high levels of non-deductible travel-related expenses and unusable foreign tax losses and credits cause our effective tax rate to exceed statutory rates. Furthermore, our quarterly effective tax rate differs from our expected annual rate because we are required to first allocate specific components of our expected annual tax provision to quarterly charges for reductions in office space and to quarterly losses in certain foreign subsidiaries, and to then apportion the remainder of the tax provision to the remainder of net pre-tax income for the year. We expect that this methodology will result in fluctuating effective tax rates in each quarter of the year. We are currently studying the impact of the one-time favorable foreign dividend repatriation provisions recently enacted as part of the American Jobs Creation Act of 2004. However, based on the tax laws in effect at September 30, 2004, it was our intention to continue to indefinitely reinvest our undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

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

Revenue Recognition.    We earn revenue from a range of consulting services, including, but not limited to, business and technology strategy, systems design, architecture, applications implementation, network, systems integration and managed services. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to the clients as of the balance sheet date. Management anticipates that the collection of these amounts will occur within one year of the balance sheet date, with the exception of approximately $8.6 million related to various long-term contracts with certain government agencies. Billings in excess of revenue recognized are recorded as deferred revenue until the applicable revenue recognition criteria are met.

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

Valuation of Goodwill.    Subsequent to the adoption of SFAS No. 142, goodwill is no longer amortized, but instead is tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. The goodwill impairment test requires us to identify our reporting units and obtain estimates of the fair values of those units as of the testing date. Our reporting units are our North American industry groups and our international geographic regions. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. We conduct our annual impairment test as of April 1 of each year. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We monitor our goodwill balance for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any of our reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the reporting unit’s goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss is required for the amount by which the carrying value of a reporting unit’s goodwill exceeds its implied fair value. The implied fair value of the reporting unit’s goodwill would then become the new cost basis of the unit’s goodwill.

Effective Income Tax Rates.    Determining effective income tax rates is highly dependent upon management estimates and judgments, particularly at each interim reporting date. Circumstances that could cause our estimates of effective income tax rates to change include restrictions on the use of the Company’s foreign subsidiary losses to reduce the Company’s tax burden; actual and projected pre-tax income; changes in law; and audits by taxing authorities. In addition, our quarterly effective income tax rate differs from our expected annual rate because we are required to first allocate specific components of our expected annual tax provision to quarterly charges for reductions in office space and to quarterly losses in certain foreign subsidiaries, and to then apportion the remainder of the tax provision to the remainder of net pre-tax income for the year. We expect that this methodology will result in fluctuating effective tax rates in each quarter of the year. We are currently studying the impact of the one-time favorable foreign dividend repatriation provisions recently enacted as part of the American Jobs Creation Act of 2004. However, based on the tax laws in effect at September 30, 2004, it was our intention to continue to indefinitely reinvest our undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

Financial Statement Presentation

The consolidated financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to calendar year 2004, certain of our consolidated foreign subsidiaries within the EMEA and Asia Pacific regions reported their results on a one-month lag, which allowed additional time to compile results. We have taken steps to improve our internal reporting procedures, which have resulted in more timely reporting of these operations. Beginning in the first quarter of calendar year 2004, the one-month lag for certain of the Asia Pacific operations was eliminated. During the three months ended September 30, 2004, a foreign subsidiary within the EMEA region that had previously reported its results on a one-month lag began reporting on a current period basis. Certain of the Company’s consolidated foreign subsidiaries continue to report their results of operations on a one-month lag.

On February 2, 2004, we changed our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. Accordingly, management’s discussion and analysis of financial condition and results of operations will compare the unaudited results of operations for the three months ended September 30, 2004 to the unaudited results of operations for the three months ended September 30, 2003, compare the unaudited results of operations for the nine months ended September 30, 2004 to the unaudited results of operations for the nine months ended September 30, 2003, and discuss our liquidity and capital resources as of September 30, 2004.

Results of Operations

The following tables present certain financial information and performance metrics for each of our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenue:
Public Services	$330,405	$271,473	$1,044,371	$831,343
Communications & Content	56,654	63,254	174,664	226,907
Financial Services	87,924	60,561	232,135	180,529
Consumer, Industrial and Technology	119,434	107,427	336,884	360,477
EMEA	148,502	136,815	466,334	433,143
Asia Pacific	76,290	80,505	266,057	246,240
Latin America	21,665	21,929	62,273	64,305
Corporate/Other	(10)	994	4,687	(981)

Total	$840,864	$742,958	$2,587,405	$2,341,963

Revenue %:
Public Services	39%	37%	40%	35%
Communications & Content	7%	9%	7%	10%
Financial Services	10%	8%	9%	8%
Consumer, Industrial and Technology	14%	14%	13%	15%
EMEA	18%	18%	18%	18%
Asia Pacific	9%	11%	10%	11%
Latin America	3%	3%	3%	3%
Corporate/Other	n/m	n/m	n/m	n/m

Total	100%	100%	100%	100%

Gross Profit (loss):
Public Services	$95,165	$85,514	$291,510	$259,167
Communications & Content	9,111	16,212	31,533	65,632
Financial Services	26,218	18,229	66,993	53,044
Consumer, Industrial and Technology	31,071	21,409	80,571	92,346
EMEA	24,671	14,238	75,336	57,016
Asia Pacific	2,013	19,868	48,664	50,630
Latin America	5,052	3,629	13,556	16,803
Corporate/Other (1)	(19,846)	(91,856)	(88,036)	(160,458)

Total	$173,455	$87,243	$520,127	$434,180

Gross Profit (loss) %:
Public Services	29%	32%	28%	31%
Communications & Content	16%	26%	18%	29%
Financial Services	30%	30%	29%	29%
Consumer, Industrial and Technology	26%	20%	24%	26%
EMEA	17%	10%	16%	13%
Asia Pacific	3%	25%	18%	21%
Latin America	23%	17%	22%	26%
Corporate/Other	n/m	n/m	n/m	n/m

Total	21%	12%	20%	19%

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

n/m = not meaningful

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue.    Revenue increased $97.9 million, or 13.2%, from $743.0 million during the three months ended September 30, 2003, to $840.9 million during the three months ended September 30, 2004. The increase in revenue was primarily attributable to an $91.7 million increase in revenue within our North America operating segments and a $7.2 million increase in revenue within our international operating segments. Our North America revenue of $594.4 million for the three months ended September 30, 2004 increased 18.2% when compared to the same period in the prior year. The increase in our North America revenue was primarily the result of strong growth in our Public Services, Financial Services and Consumer, Industrial and Technology business units. Revenue from our international operations for the three months ended September 30, 2004 was $246.5 million, an increase of 3.0% when compared to the same period in the prior year. The increase in revenue from our international operations was primarily the result of the effect of currency exchange-rate fluctuations on reported revenue.

Public Services, the Company’s largest business unit, generated revenue during the three months ended September 30, 2004 of $330.4 million, representing an increase of $58.9 million, or 21.7%, over the three months ended September 30, 2003. This increase was predominantly the result of strong growth in the Federal business sector, however, revenue for our State, Local & Education (SLED) business sector also increased when compared to the same period in the prior year as a result of increased demand for certain outsourcing and system upgrade projects. Overall, our Public Services business unit experienced an increase in engagement hours of 18.9% when compared to the prior year, while billing rates increased slightly despite both client-driven and competitor-driven pricing pressures. The Public Services pipeline is strong and we expect to see continued growth in this business unit during the remainder of fiscal year 2004.

The Communications & Content business unit generated revenue of $56.7 million during the three months ended September 30, 2004, representing a decline of $6.6 million, or 10.4%, from the three months ended September 30, 2003. This decrease was primarily the result of a decline in our Wireline sector. Revenue in our Wireline sector declined when compared to the prior year due to the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail our involvement in non-compliance related projects. Due to the exhaustive nature and extent of the compliance testing, we do not expect these clients to engage our Company for many of their future projects. Revenue for our Communications & Content business unit also declined as a result of continued pricing pressures, as competition for new engagements has remained strong. The Communications & Content business unit experienced a decline in average billing rates of 10.7% when compared to the prior year. Although the Communications & Content pipeline is showing signs of improvement, we do not expect to see significant growth in this business unit until the first quarter of calendar year 2005 at the earliest. Clients in this market space have increasingly turned to major outsourcing suppliers for assistance in running significant portions of their business. As such, we need to focus our efforts on making the necessary changes to respond to market demand for services.

Our Financial Services business unit generated revenue during the three months ended September 30, 2004 of $87.9 million, representing growth of $27.4 million, or 45.2%, over the three months ended September 30, 2003. This increase in revenue was principally due to growth in the Banking & Insurance sector. The growth in our Financial Services business unit was evidenced by a 69.0% increase in engagement hours and a 7.9% increase in utilization when compared to the same period in the prior year. Although engagement hours and utilization increased, billing rates for the three months ended September 30, 2004 declined 14.1% when compared to the same period during the prior year as a result of pricing pressure from both our clients and competition across the industry. We anticipate continued pricing pressure for the fourth quarter; however, we expect to see improvement in billing rates as we position ourselves to benefit from our highly skilled and technically advanced workforce. The pipeline for Financial Services is growing, and bookings for the fourth quarter are expected to increase, driven mainly by large technology development engagements.

The Consumer, Industrial and Technology business unit generated revenue during the three months ended September 30, 2004 of $119.4 million, representing growth of $12.0 million, or 11.2%, over the three months ended September 30, 2003. This increase was predominantly the result of improving economic conditions within the industry, which have led to an increase in technology spending. Consumer, Industrial and Technology experienced a 15.8% increase in engagement hours and a 5.6% increase in utilization when compared to the same period in the prior year. Although client spending within the Consumer, Industrial and Technology industry remains cautious, we have begun to see some positive opportunities for growth, particularly in the Oil & Gas, Life Sciences and Aerospace & Defense industries. As market conditions continue to improve, we expect to see continued growth in the Consumer, Industrial and Technology business unit over the next few quarters.

The EMEA business unit generated revenue during the three months ended September 30, 2004 of $148.5 million, representing growth of $11.7 million, or 8.5%, over the three months ended September 30, 2003. The reported revenue for our EMEA business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our EMEA business unit remained relatively flat, decreasing by 1.2% when compared to the three months ended September 30, 2003. Engagement hours and utilization increased 8.9% and 23.9%, respectively, when compared to the same period in the prior year, as a result of an improvement in the European economy. Despite these increases, average billing rates (on a constant currency basis) decreased by 9.3% when compared to the prior year due to continued pricing pressure in the market. Although we anticipate continued pricing pressure going forward, our focus remains on increasing utilization, balancing the mix of our workforce in order to meet market demand for services, and improving employee retention. We continue to see some positive economic indicators, including continued growth in our pipeline and an increase in spending within certain key accounts.

The Asia Pacific business unit generated revenue during the three months ended September 30, 2004 of $76.3 million, representing a decline of $4.2 million, or 5.2%, over the three months ended September 30, 2003. The reported revenue for our Asia Pacific business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our Asia Pacific business unit decreased by approximately 10.9% when compared to the same period in the prior year. Revenue for our Asia Pacific business unit declined predominantly due to a 33.3% decrease in our average billing rates (on a constant currency basis) when compared to the three months ended September 30, 2003. The decline in average billing rates is predominantly due to increased pricing pressures within China, Japan and Australia, and the impact of significant investments made on certain engagements in an effort to position ourselves favorably for prospective work. In addition, our average billing rates were also negatively impacted by work performed on certain engagements in Japan and Australia where revenue is not recognizable until future periods, coupled with the impact of additional resource demands on certain fixed-price contracts in China and Japan. Despite the decline in average billing rates, engagement hours increased by 33.6% when compared to the prior period. The growth in engagement hours is primarily the result of a strengthening in our brand recognition in Japan as well as greater penetration of our key accounts in China. Engagement hours in Korea, Southeast Asia and Australia also increased during the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. Our principal challenge in this region has been pricing engagements in a very competitive environment and finding qualified professionals in certain markets.

Our Latin America business unit generated revenue during the three months ended September 30, 2004 of $21.7 million, representing a decline of $0.3 million, or 1.2%, over the three months ended September 30, 2003. Currency exchange rate fluctuations have not had a significant impact on our Latin America operations. Our Latin America operations were impacted by strong market competition in Mexico and Brazil, which have kept our average billing rates and engagement hours comparable to the prior year. Despite these market pressures, our bookings within the region are strong and we have been able to maintain the utilization of our professional workforce. We continue to believe that our workforce is in line with market demand for services.

Gross Profit.    Gross profit as a percentage of revenue increased to 20.6% during the three months ended September 30, 2004 compared to 11.7% during the three months ended September 30, 2003. Our gross profit for the three months ended September 30, 2003 includes a lease and facilities charge of $59.2 million, or approximately 8.0% of revenue. In dollar terms, gross profit increased by $86.2 million, or 98.8%, from $87.2 million for the three months ended September 30, 2003, to $173.5 million for the three months ended September 30, 2004. The change in gross profit for the three months ended September 30, 2004 compared to the prior year resulted primarily from the following:

•	A net increase in professional compensation expense of $35.6 million, or 10.2%, from $347.4 million for the three months ended September 30, 2003, to $382.9 million for the three months ended September 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in our Public Services, Financial Services and Asia Pacific business units in response to the market demands in these industries. Professional compensation expense as a percentage of revenue improved to 45.5% for the three months ended September 30, 2004 compared to 46.8% during the same period in the prior year.

•	A net increase in other direct contract expenses of $34.9 million, or 19.1%, from $182.7 million, or 24.6% of revenue, for the three months ended September 30, 2003, to $217.6 million, or 25.9% of revenue, for the three months ended September 30, 2004. The $34.9 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services, Asia Pacific and EMEA business units. The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain subcontractors. In addition, the size and complexity of some of our projects make the use of subcontractors a key ingredient to winning the projects. We are focused on limiting the use of subcontractors and minimizing travel-related expenses whenever possible, increasing our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to align our skill base with the market demand for our services.

•	A net increase in other costs of service of $0.5 million, or 0.7%, from $66.4 million for the three months ended September 30, 2003, to $66.9 million for the three months ended September 30, 2004. The increase in other costs of service is primarily attributable to increases in bad debt expense and costs associated with the overall growth of our business over the past year, including recruiting and relocation expenses, offset by savings achieved as a result of our office space reduction efforts. Other costs of service as a percentage of revenue declined slightly to 8.0% during the current period compared to 8.9% during the three months ended September 30, 2003.

•	During the three months ended September 30, 2003, we recorded a $59.2 million charge for lease, facilities and other exit costs related to our previously announced office space reduction primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our workforce and the needs of the business. There were no additional lease and facilities charges recorded during the three months ended September 30, 2004.

Gross profit for our Public Services business unit declined to 28.8% of revenue in the three months ended September 30, 2004, from 31.5% of revenue in the three months ended September 30, 2003. This decline is principally due to a $26.1 million increase in professional compensation expense and a $19.0 million increase in other direct contract expenses. The increase in professional compensation expense is primarily due to an increase in our headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer. Professional compensation expense as a percentage of revenue increased to 36.7% for the three months ended September 30, 2004 compared to 35.1% for the three months ended September 30, 2003. Other direct contract expenses increased primarily as a result of our increased use of subcontractors. The increased use of subcontractors has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. As mentioned above, the increase in our use of subcontractors is mainly the result of the mandated use of subcontractors on certain engagements.

Gross profit for the Communications & Content business unit decreased to 16.1% of revenue in the three months ended September 30, 2004 from 25.6% of revenue in the three months ended September 30, 2003. In dollar terms, gross profit decreased $7.1 million, or 43.8%, when compared to the prior year. The decline in gross profit was predominantly due to the $6.6 million decrease in revenue, as total costs of services for the three months ended September 30, 2004 remained consistent with our total costs of services during the prior year.

Gross profit for the Financial Services business unit decreased slightly to 29.8% of revenue in the three months ended September 30, 2004 from 30.1% of revenue in the three months ended September 30, 2003. In dollar terms, gross profit increased $8.0 million, or 43.8%, when compared to the prior year. The increase in gross profit in dollar terms was principally due to a 45.2% increase in revenue, coupled with a decrease in other direct contract expenses as a percentage of revenue from 17.5% during the three months ended September 30, 2003 to 15.3% during the current period. Other direct contract expenses as a percentage of revenue declined due to increased use of our offshore resources and decreased reliance on subcontractors. Despite a significant increase in billable headcount, professional compensation expense as a percentage of revenue remained relatively consistent with the prior year, increasing slightly to 49.9% of revenue during the three months ended September 30, 2004 compared to 47.5% of revenue during the prior year.

Gross profit for the Consumer, Industrial and Technology business unit improved to 26.0% of revenue in the three months ended September 30, 2004 from 19.9% of revenue in the three months ended September 30, 2003. In dollar terms, gross profit increased $9.7 million, or 45.1%, when compared to the prior year. The increase in gross profit was principally due to the $12.0 million increase in revenue coupled with a decrease in professional compensation expense attributable to workforce reduction charges recorded during the three months ended September 30, 2003.

Gross profit as a percentage of revenue for the EMEA business unit improved to 16.6% of revenue during the three months ended September 30, 2004, compared to 10.4% of revenue during the three months ended September 30, 2003. This improvement is primarily the result of an $11.7 million increase in revenue, coupled with a reduction in professional compensation expense as a percentage of revenue for the three months ended September 30, 2004. The decrease in professional compensation expense as a percentage of revenue is primarily attributable to our workforce reduction charges recorded during the prior year.

Gross profit as a percentage of revenue for the Asia Pacific business unit declined to 2.6%, for the three months ended September 30, 2004, compared to 24.7% for the three months ended September 30, 2003. This decline in gross profit is primarily the result of lower than expected revenue for the three months ended September 30, 2004 due to the decline in our average billing rates, coupled with increases in both other direct contract expenses and professional compensation expense. Other direct contract expenses and professional compensation expense have increased mainly due to the overall growth of our business throughout the region, causing an increase in our use of subcontractors and overall headcount when compared to the prior year. Utilizing subcontractors gives us the flexibility to quickly ramp up and down our operations in countries where we do not experience high levels of sustainable business or in instances where our resources are not interchangeable between countries due to cultural and language barriers. We anticipate that this need to use subcontractors will decline as we continue to adjust our skill base to reflect the market demand for our services.

Gross profit as a percentage of revenue for Latin America improved to 23.3% of revenue during the three months ended September 30, 2004 compared to 16.5% of revenue during the three months ended September 30, 2003. This improvement is primarily the result of a decrease in other direct contract expenses as we have significantly reduced our use of subcontractors in Latin America.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets decreased $7.3 million, to $0.8 million for the three months ended September 30, 2004, from $8.1 million for the three months ended September 30, 2003. This decrease in amortization expense primarily relates to the fact that the majority of the value relating to order backlog, customer contracts and related customer relationships that were acquired before December 31, 2002 was fully amortized by August 2003.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $17.4 million, or 13.5%, from $129.4 million for the three months ended September 30, 2003, to $146.9 million for the three months ended September 30, 2004. The increase in selling, general and administrative expenses is predominantly related to an increase in sales and infrastructure costs associated with the overall growth of our business over the past year as well as higher expenses related to audit fees, Sarbanes-Oxley compliance and the continued build-out of our internal IT function. This increase is partially offset by savings as we continue to wind down services provided under our transition services agreement with KPMG LLP. Selling, general and administrative expenses as a percentage of revenue have remained comparable to the same period in the prior year.

Income Tax Expense.    For the three months ended September 30, 2004, we earned income before taxes of $20.5 million and provided for income taxes of $8.6 million, resulting in an effective tax rate of 41.9%. For the three months ended September 30, 2003, we recognized a loss before taxes of $52.1 million and provided an income tax benefit of $12.9 million, resulting in an effective tax rate of 24.7%. Our effective tax rate exceeds our statutory tax rate because our profitable operations continue to be concentrated in relatively high tax rate jurisdictions, while losses in several of our foreign operations cannot be used to reduce taxes on earnings in other countries. We anticipate reporting an effective tax rate for calendar year 2004 in the range of 50%-53%. We are currently studying the impact of the one-time favorable foreign dividend repatriation provisions recently enacted as part of the American Jobs Creation Act of 2004. However, based on the tax laws in effect at September 30, 2004, it was our intention to continue to indefinitely reinvest our undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith.

Net Income (Loss).    For the three months ended September 30, 2004, we realized net income of $11.9 million, or $0.06 per share. For the three months ended September 30, 2003, we realized a net loss of $39.2 million, or loss of $0.20 per share.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue.    Revenue increased $245.4 million, or 10.5%, from $2,342.0 million during the nine months ended September 30, 2003, to $2,587.4 million during the nine months ended September 30, 2004. The increase in revenue was primarily attributable to a $188.8 million increase in revenue within our North America operating segments and a $51.0 million increase in revenue within our international operating segments. Our North America revenue of $1,788.1 million for the nine months ended September 30, 2004 increased 11.8% when compared to the same period in the prior year. The increase in our North America revenue was primarily the result of strong growth in both our Public Services and Financial Services business units. Revenue from our international operations for the nine months ended September 30, 2004 was $794.7 million, an increase of 6.9% when compared to the same period in the prior year. Revenue for our international regions increased predominantly due to growth in both the EMEA and Asia Pacific regions and the effect of currency exchange-rate fluctuations on reported revenue.

Public Services, the Company’s largest business unit, generated revenue during the nine months ended September 30, 2004 of $1,044.4 million, representing an increase of $213.0 million, or 25.6%, over the nine months ended September 30, 2003. This increase was predominantly the result of growth in the Federal business sector. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates of 15.8% and 8.5%, respectively, despite both client-driven and competitor-driven pricing pressures. Revenue for our State, Local & Education (SLED) business sector decreased when compared to the same period in the prior year due to the completion of several large engagements and the gradual transition to new work.

The Communications & Content business unit generated revenue of $174.7 million during the nine months ended September 30, 2004, representing a decline of $52.2 million, or 23.0%, from the nine months ended September 30, 2003. This decrease was primarily the result of a decline in revenue in our Wireline sector. Revenue in our Wireline sector declined when compared to the prior year due to the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail our involvement in non-compliance related projects. Due to the exhaustive nature and extent of the compliance testing, we do not expect these clients to engage our Company for many of their future projects. Revenue for our Communications & Content business unit experienced a decline in average billing rates of 14.0% when compared to the prior year.

Our Financial Services business unit generated revenue during the nine months ended September 30, 2004 of $232.1 million, representing growth of $51.6 million, or 28.6%, over the nine months ended September 30, 2003. This increase in revenue was principally due to growth in the Banking & Insurance sector, resulting in a 46.4% increase in engagement hours and a 13.0% increase in utilization when compared to the same period in the prior year. Although engagement hours and utilization increased, billing rates for the nine months ended September 30, 2004 declined 12.2% when compared to the same period during the prior year as a result of pricing pressure from both our clients and competition across the industry.

The Consumer, Industrial and Technology business unit generated revenue during the nine months ended September 30, 2004 of $336.9 million, representing a decline of $23.6 million, or 6.5%, over the nine months ended September 30, 2003. The decline was primarily the result of challenging economic conditions during the first six months of calendar year 2004, which led to a decrease in technology spending and increased pricing pressures. Consumer, Industrial and Technology experienced a slight decline in engagement hours and a 6.2% decline in average billing rates when compared to the same period in the prior year.

The EMEA business unit generated revenue of $466.3 million during the nine months ended September 30, 2004, representing growth of $33.2 million, or 7.7%, over the nine months ended September 30, 2003. The reported revenue for our EMEA business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our EMEA business unit declined by approximately 2.9% when compared to the nine months ended September 30, 2003. This decline was mainly due to overcapacity in the marketplace and an overall lack of demand for work during the first three months of the period, offset by stronger performance and an increase in utilization during the final six months of the period. Average billing rates (on a constant currency basis) decreased by 1.3%, as a result of continued pricing pressure in the market.

The Asia Pacific business unit generated revenue of $266.1 million during the nine months ended September 30, 2004 representing growth of $19.8 million, or 8.0%, over the nine months ended September 30, 2003. The reported revenue for our Asia Pacific business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our Asia Pacific business unit remained relatively flat, decreasing by less than 1.0% when compared to the nine months ended September 30, 2003. Engagement hours and utilization increased 15.3% and 8.2%, respectively, when compared to the same period in the prior year. Despite these increases, our average billing rates (on a constant currency basis) decreased 13.9% when compared to the prior period. The growth in engagement hours is primarily the result of a strengthening in our brand recognition in Japan as well as greater penetration of our key accounts in China. The decline in average billing rates is a result of increased pricing pressures within China, Japan and Australia, and the impact of significant investments made on certain engagements in an effort to position ourselves favorably for prospective work. In addition, average billing rates were negatively impacted by resource demands on certain fixed-price contracts in

China and Japan during the final three months of the period plus the impact of work performed on certain engagements in Japan and Australia where revenue is not recognizable until future periods.

Our Latin America business unit generated revenue of $62.3 million during the nine months ended September 30, 2004, representing a slight decline of $2.0 million, or 3.2%, over the nine months ended September 30, 2003. Revenue for Latin America decreased as a result of increased market pressures impacting our average billing rates, primarily in Mexico and Brazil. Currency exchange-rate fluctuations have not had a significant impact on our Latin America operations during this period.

Gross Profit.    Gross profit as a percentage of revenue improved to 20.1% for the nine months ended September 30, 2004, compared to 18.5% for the nine months ended September 30, 2003. In dollar terms, gross profit increased by $85.9 million, or 19.8%, from $434.2 million for the nine months ended September 30, 2003, to $520.1 million for the nine months ended September 30, 2004. Our gross profit for the nine months ended September 30, 2004 includes a $12.0 million lease and facilities charge, while our gross profit for the nine months ended September 30, 2003 includes a $74.5 million lease and facilities charge. The change in gross profit for the nine months ended September 30, 2004 compared to the prior year resulted primarily from the following:

•	A net increase in professional compensation of $45.1 million, or 4.2%, from $1,081.1 million for the nine months ended September 30, 2003, to $1,126.1 million for the nine months ended September 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to overall market demand for services. Professional compensation expense improved as a percentage of revenue to 43.5% for the nine months ended September 30, 2004 compared to 46.2% during the same period in the prior year.

•	A net increase in other direct contract expenses of $169.4 million, or 30.1%, from $562.3 million, or 24.0% of revenue, for the nine months ended September 30, 2003, to $731.7 million, or 28.3% of revenue, for the nine months ended September 30, 2004. The $169.4 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services and EMEA business units. The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain contractors. In addition, the size and complexity of some of our projects make usage of subcontractors a key ingredient to winning the projects. We are focused on limiting the use of subcontractors and minimizing travel-related expenses whenever possible, increasing our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to align our skill base with the market demand for our services.

•	A net increase in other costs of service of $7.6 million, or 4.0%, from $189.9 million for the nine months ended September 30, 2003, to $197.6 million for the nine months ended September 30, 2004. The increase in other costs of service is primarily attributable to an increase in costs associated with the overall growth of our business over the past year, offset by savings achieved as a result of our office space reduction efforts. Other costs of service as a percentage of revenue decreased slightly from 8.1% during the nine months ended September 30, 2003 to 7.6% during the nine months ended September 30, 2004.

•	During the nine months ended September 30, 2004, we recorded, within the Corporate/Other operating segment, a charge of $12.0 million for lease, facilities and other exit costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. During the nine months ended September 30, 2003, we recorded a $74.5 million charge for lease, facilities and other exit costs.

Gross profit for our Public Services business unit declined to 27.9% of revenue in the nine months ended September 30, 2004, from 31.2% of revenue in the nine months ended September 30, 2003. This decline is principally due to a $125.8 million increase in other direct contract expenses, coupled with a $44.8 million increase in professional compensation expense. Other direct contract expenses increased primarily as a result of our increased use of subcontractors. The increased use of subcontractors has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. The increase in our use of subcontractors is mainly the result of the mandated use of subcontractors on certain engagements. The increase in professional compensation expense is primarily due to an increase in our headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer.

Gross profit for the Communications & Content business unit decreased to 18.1% of revenue in the nine months ended September 30, 2004 from 28.9% of revenue in the nine months ended September 30, 2003. In dollar terms, gross profit decreased $34.1 million, or 52.0%, when compared to the prior year. The decline in gross profit was principally due to a decrease in revenue of $52.2 million resulting primarily from the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. Contracts involving testing related to compliance with the 1996 Telecommunications Act generally had higher levels of profitability than other contracts within the Communications & Content business unit.

Gross profit for the Financial Services business unit decreased to 28.9% of revenue in the nine months ended September 30, 2004 from 29.4% of revenue in the nine months ended September 30, 2003. The decrease in gross profit as a percentage of revenue was caused by a $25.8 million increase in professional compensation expense resulting from an increase in headcount, particularly in the Banking & Insurance sector. In dollar terms, gross profit increased $13.9 million, or 26.3%. The increase in gross profit in dollar terms was principally due to an increase in revenue of $51.6 million, or 28.6%, from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004. In addition, other direct contract expenses decreased slightly to 16.9% of revenue during the nine months ended September 30, 2004 from 17.9% of revenue during the nine months ended September 30, 2003.

Gross profit for the Consumer, Industrial and Technology business unit decreased to 23.9% of revenue in the nine months ended September 30, 2004 from 25.6% of revenue in the nine months ended September 30, 2003. In dollar terms, gross profit decreased $11.8 million, or 12.8%, when compared to the same period in the prior year. The decline in gross profit was principally due to a $23.6 million decrease in revenue resulting from the challenging economic conditions and cautious IT spending during the first six months of calendar year 2004.

Gross profit as a percentage of revenue for the EMEA business unit improved to 16.2% of revenue during the nine months ended September 30, 2004, compared to 13.2% of revenue during the nine months ended September 30, 2003. This improvement is primarily a result of a $33.2 million increase in revenue as well as a decrease in professional compensation expense as a percentage of revenue during the nine months ended September 30, 2004. The decrease in professional compensation expense as a percentage of revenue is primarily the result of our workforce reduction charges recorded during the prior year.

Gross profit as a percentage of revenue for the Asia Pacific business unit declined to 18.3%, for the nine months ended September 30, 2004, compared to 20.6% for the nine months ended September 30, 2003. This decline in gross profit is primarily the result of lower than expected revenue during the current period due to the decline in our average billing rates, coupled with increases in both other direct contract expenses and professional compensation expense. Other direct contract expenses and professional compensation expense have increased mainly due to the overall growth of our business throughout the region, which caused an increase in our use of subcontractors and overall headcount when compared to the prior year.

Gross profit as a percentage of revenue for Latin America declined to 21.8% of revenue during the nine months ended September 30, 2004 compared to 26.1% of revenue during the nine months ended September 30, 2003. This decline is primarily due to a decrease in revenue during the nine months ended September 30, 2004 resulting from increased market pressures impacting our billing rates in Mexico and Brazil, offset by a reduction in our use of subcontractors during the last three months of the period.

Amortization of Purchased Intangible Assets.    Amortization of purchased intangible assets decreased $30.6 million to $2.9 million for the nine months ended September 30, 2004, from $33.5 million for the nine months ended September 30, 2003. This decrease in amortization expense primarily relates to the fact that the majority of the value relating to order backlog, customer contracts and related customer relationships that were acquired before December 31, 2002 was fully amortized by August 2003.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $34.7 million, or 8.6%, from $401.9 million for the nine months ended September 30, 2003, to $436.6 million for the nine months ended September 30, 2004. This increase is predominantly related to an increase in sales and infrastructure costs associated with the overall growth of our business over the past year as well as higher expenses related to audit fees, Sarbanes-Oxley compliance and the continued build-out of our internal IT function. The increase is partially offset by savings as we continue to wind down services provided under our transition services agreement with KPMG LLP. Selling, general and administrative expenses as a percentage of gross revenue improved slightly to 16.9% compared to 17.2% for the nine months ended September 30, 2003.

Income Tax Expense.    For the nine months ended September 30, 2004, we earned income before taxes of $65.6 million and provided for income taxes of $36.3 million, resulting in an effective tax rate of 55.4%. For the nine months ended September 30, 2003, we recognized a loss before taxes of $13.8 million and provided for income taxes of $10.9 million, resulting in an effective tax rate of 79.2%.

Cumulative Effect of Change in Accounting Principle.    Prior to fiscal year 2004, certain of our consolidated foreign subsidiaries within the EMEA and Asia Pacific regions reported their results on a one-month lag, which allowed additional time to compile results. We have taken steps to improve our internal reporting procedures, which has resulted in more timely reporting of these operations. Beginning in the first quarter of calendar year 2004, the one-month lag for certain of the Asia Pacific operations was eliminated. As a result, net income for the nine months ended September 30, 2004 includes a cumulative effect of a change in accounting principle of $0.5 million representing the December 2003 net loss for these entities. During the three months ended September 30, 2004, a foreign subsidiary within the EMEA region that had previously reported its results on a one-month lag began reporting on a current period basis. This change did not have a material effect on the Company’s results of operations for the three months and nine months ended September 30, 2004 and 2003.

Net Income (Loss).    For the nine months ended September 30, 2004, we realized net income of $28.7 million, or $0.14 per share. For the nine months ended September 30, 2003, we realized a net loss of $24.7 million, or loss of $0.13 per share.

Obligations and Commitments

As of September 30, 2004, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
		(in thousands)
Long-term debt (1)	$386,374	$134,713	$105,142	$146,519	$—
Operating leases	398,740	74,332	121,022	94,924	108,462
Outsourcing services agreement	11,250	11,250	—	—	—
Reduction in workforce	555	555	—	—	—

Total	$796,919	$220,850	$226,164	$241,443	$108,462

(1)	Long-term debt includes both principal and interest payment obligations.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings available under our various existing credit facilities and existing cash balances. At September 30, 2004, we had a cash balance of $149.0 million, which has increased by $26.3 million from a cash balance of $122.7 million at December 31, 2003.

Net cash used in operating activities during the nine months ended September 30, 2004 was $14.0 million, a decrease of $110.9 million over the nine months ended September 30, 2003. This decrease was due to an $100.5 million change in operating assets and liabilities, as well as a $10.4 million decrease in cash operating results (which consists of net income adjusted for changes in deferred income taxes, stock awards, depreciation and amortization, goodwill impairment and the lease and facilities charge). The change in operating assets and liabilities is primarily the result of the timing of our collection of accounts receivable, offset by the timing of our payments to vendors and the timing of employee benefit payments during the current period. Our days sales outstanding increased from 63 days at September 30, 2003 to 80 days at September 30, 2004. Days sales outstanding represents the trailing twelve months revenue divided by 365 days, which is divided into the consolidated accounts receivables, unbilled revenue and deferred revenue balances to arrive at days sales outstanding at a point in time. Our days sales outstanding increased during the nine months ended September 30, 2004 due to a delay in our billings process caused by the conversion of our North American financial accounting system. We expect our days sales outstanding to improve during the last quarter of calendar year 2004.

Net cash used in investing activities during the nine months ended September 30, 2004 was $61.2 million, due to purchases of property and equipment, including internal use software, incurred as part of our continued infrastructure build-out. Net cash used in investing activities decreased $22.3 million when compared to the nine months ended September 30, 2003, resulting primarily from a higher level of spending on property and equipment during the nine months ended September 30, 2003. We expect to make additional investments in property and equipment as we continue the build-out of our infrastructure and support capabilities in connection with the winding down of the transition services agreement with KPMG LLP.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $102.4 million, due to proceeds from borrowings, net of repayments, of $97.6 million and $25.7 million received in exchange for the issuance of common stock primarily relating to our Employee Stock Purchase Plan, offset by a $21.0 million net decrease in book overdrafts. For the nine months ended September 30, 2003, net cash used in financing activities was $13.7 million principally due to repayments of borrowings, net of proceeds, offset by proceeds received in exchange for the issuance of common stock primarily relating to our Employee Stock Purchase Plan.

We have a revolving credit facility with an outstanding balance of $100.0 million at September 30, 2004 (not to exceed $250.0 million). The $250.0 million revolving credit facility expires on May 29, 2005, and borrowings under this facility are not due until that time; however, management may choose to repay these borrowings at any time prior to that date. The revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting our ability to incur liens and indebtedness, purchase our securities, and pay dividends and requiring us to maintain a minimum level of net worth ($927.5 million as of September 30, 2004), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.80 to 1.00 (as defined) for the period prior to January 1, 2005 and 2.50 to 1.00 (as defined) for the period January 1, 2005 and thereafter. In November 2003 and March 2004, we entered into two amendments to this credit facility, which among other things modified certain definitions that are used in the covenants and incorporated three additional covenants from the Senior Notes—minimum consolidated net worth, minimum fixed charge coverage and maximum leverage ratio. In September 2004, we entered into an amendment to this credit facility, which among other things modified the maximum leverage ratio applicable to us as well as increased the maximum amount that may be invested in our foreign subsidiaries. These additional covenants are discussed below in the paragraph that relates to the Senior Notes. We are in compliance with the financial ratios, covenants and other restrictions imposed by the revolving credit facility. The revolving credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of our common stock, or (ii) if within a period of six calendar months, a majority of the officers of our executive committee cease to serve on our executive committee, and their terminations or departures materially affect our business. The revolving credit facility cross defaults in certain circumstances to our receivable purchase facility and Senior Notes and to our other debt.

We also have an accounts receivable financing facility with no outstanding balance at September 30, 2004 (not to exceed $150.0 million). The accounts receivable facility is accounted for as a financing transaction; accordingly, it is not an off-balance sheet financing arrangement. The accounts receivable facility permits sales of accounts receivable through May 20, 2005, subject to annual renewal. Currently, we cannot access the accounts receivable facility until we deliver certain standard information packages that must be provided periodically under the terms of the accounts receivable facility. The accounts receivable facility contains financial covenants that are consistent with our revolving credit facility and cross defaults in certain circumstances to our revolving credit facility and Senior Notes and to our other debt. In May 2004, we entered into an amendment to this financing facility, which among other things modified the maximum ratios to be used in determining a customary event of default.

In November 2002, we completed a private placement of $220.0 million in aggregate principal Senior Notes. The offering consisted of $29.0 million of 5.95% Series A Senior Notes due November 2005, $46.0 million of 6.43% Series B Senior Notes due November 2006 and $145.0 million of 6.71% Series C Senior Notes due November 2007. The Senior Notes include affirmative, negative and financial covenants, including among others, covenants restricting our ability to incur liens and indebtedness and purchase our securities, and requiring us to maintain a minimum level of net worth ($861.5 million as of September 30, 2004), maintain fixed charge coverage of at least 2.00 to 1.00 (as defined), and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). We are in compliance with the financial ratios, covenants and other restrictions imposed by the Senior Notes. The Senior Notes contain customary events of default, including cross defaults, which apply in certain circumstances, to our revolving credit facility and receivables purchase facility and our other debt.

On January 31, 2003, our Japanese subsidiary entered into a 2 billion yen-denominated term loan. Scheduled principal payments are every six months through July 31, 2005 in the amount of 334.0 million yen and include a final payment of 330.0 million yen on January 31, 2006. The term loan is unsecured, does not contain any financial covenants, and is not guaranteed by the Company. At September 30, 2004, the balance outstanding under the 2 billion yen-denominated term loan was approximately 998.0 million yen (approximately $9.1 million). In connection with this line of credit, we agreed to seek the consent of the lender prior to reducing our interest in the subsidiary-borrower below 100%.

On June 30, 2003, our Japanese subsidiary entered into a 1 billion yen-denominated term loan. Scheduled principal payments are every six months through December 31, 2005 in the amount of 167.0 million yen and include a final payment of 165.0 million yen on June 30, 2006. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by the Company. At September 30, 2004, the balance outstanding under the 1 billion yen-denominated term loan was 666.0 million yen (approximately $6.1 million). In connection with this line of credit, we agreed to seek consent of the lender prior to reducing our interest in the subsidiary-borrower below 100%.

We have additional borrowing arrangements available through our Japanese subsidiary, including a 1.35 billion yen-denominated revolving line of credit facility (approximately $12.3 million as of September 30, 2004) and a 0.5 billion yen-denominated overdraft line of credit facility (approximately $4.5 million as of September 30, 2004). The facilities, which mature on August 31, 2005, are unsecured, do not contain financial covenants and are not guaranteed by the Company. At September 30, 2004, the balance outstanding under the facilities was approximately 1.0 billion yen (approximately $9.1 million).

Our liquidity may also be affected by our transition services agreement with KPMG LLP. Under the transition services agreement with KPMG LLP (which terminated on February 8, 2004 for most non-technology services and terminates no later than February 8, 2005 for technology-related services and certain non-

technology related services), we contracted to receive certain infrastructure support services from KPMG LLP until we complete the build-out of our own infrastructure. If we terminate services prior to the end of the term for such services, we may be obligated to pay KPMG LLP termination costs, as defined in the transition services agreement, incurred as a result of KPMG LLP winding down and terminating such services. We and KPMG LLP have agreed that during the term of the transition services agreement the parties will work together to minimize any termination costs (including transitioning personnel and contracts from KPMG LLP to our Company), and we will wind down our receipt of services from KPMG LLP and develop our own internal infrastructure and support capabilities or seek third party providers of such services.

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

At this time there are no services that were terminated prior to September 30, 2004 for which termination costs remain unknown. The amount of termination costs that we will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to us by KPMG LLP and which can continue to be obtained directly by us thereafter. The amount of termination costs that we will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after September 30, 2004 cannot be reasonably estimated at this time. We believe that the amount of termination costs yet to be assessed will not have a material adverse effect on our consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material adverse effect on our results of operations in a particular quarter or fiscal year cannot be determined at this time.

During fiscal year 2003, the Company purchased certain leasehold improvements from KPMG LLP that had been used by the Company under the transition services agreement. Based on information currently available, the Company anticipates paying KPMG LLP approximately $40.0 million to $60.0 million for the sale and transfer of additional capital assets (such as computer equipment, furniture and leasehold improvements) used by the Company under the transition services agreement. Currently, the Company is charged for the use of such assets by usage charges that are included in the monthly costs under the transition services agreement. The Company made no additional purchases of capital assets from KPMG LLP during the nine months ended September 30, 2004.

During the first half of fiscal year 2003, we significantly expanded our international operations through acquisitions. Some of our acquired operations had pre-existing defined benefit pension plans, and as such we have become the sponsor of these plans. We use the actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” to account for our pension plans. Our pension plans include both funded and unfunded noncontributory defined benefit pension plans that provide benefits based on years of service and salary. We also sponsor an unfunded postretirement medical plan. For a discussion of our liquidity associated with the Company’s defined benefit pension and postretirement medical plans as of December 31, 2003, see “Liquidity and Capital Resources” in Part II, Item 7, of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Transition Report on Form 10-K for the period then ended. During the nine months ended September 30, 2004, there have been no material changes in our defined benefit pension and postretirement medical plans.

In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to us in January 2000; indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As of September 30, 2004, we had approximately $162.8 million of outstanding surety bonds and $35.8 million of outstanding letters of credit for which we may be required to make future payment. We have never incurred material costs to settle claims or defend lawsuits related to these indemnities, commitments and guarantees. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2004.

We continue to actively manage client billings and collections and maintain tight controls over discretionary spending. We believe that the cash provided from operations, borrowings available under the various existing credit facilities, existing cash balances and access to the capital markets will be sufficient to meet working capital and capital expenditure needs for at least the next 12 months. We also believe that we will generate enough cash from operations, have sufficient borrowing capacity under the various existing credit facilities (including the $250 million revolving credit facility) and have sufficient access to the capital markets to meet our long-term liquidity needs.

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

Forward-looking statements in this report may include, among others, statements regarding:

•	our growth projections or expectations for our geographic regions and business segments;

•	our expectation that billing rates will improve in certain geographic regions and business units despite continued pricing pressures;

•	our ability to maintain or improve our margins;

•	our ability to achieve increased global and key account penetration;

•	our ability to capitalize on anticipated cost savings resulting from our recent cost-cutting initiatives;

•	our ability to decrease our use of subcontractors;

•	our expectation to focus on growth initiatives to improve market share and increase revenue;

•	our expectation of reporting an effective tax rate for calendar 2004 in the range of 50%-53%;

•	our expectation that our days sales outstanding will improve during the last quarter of 2004;

•	our estimates of the amount and effect of the termination costs under the transition services agreement with KPMG LLP;

•	our anticipated investments in property and equipment and build-out of our infrastructure and support capabilities in connection with the winding down of the transition services agreement with KPMG LLP;

•	our anticipated reduction in occupancy costs for 2004;

•	our expectations for short- and long-term liquidity; and

•	our hiring expectations over the next few quarters.

Our actual results may differ from the forward-looking statements for many reasons, including:

•	any continuation of the global economic downturn and challenging economic conditions;

•	the business decisions of our clients regarding the use of our services and the related need to use subcontractors to complete certain engagements;

•	the timing of projects and their termination;

•	the availability of surety bonds, letters of credit or bank guarantees supporting client engagements;

•	the impact of rating agency actions;

•	the availability of talented professionals to provide our services;

•	the pace of technology change;

•	the strength of our joint marketing relationships;

•	the actions of our competitors;

•	unexpected difficulties with our global initiatives and acquisitions (such as the acquisition of BearingPoint GmbH), including rationalization of assets and personnel and managing or integrating the related assets, personnel or businesses;

•	changes in spending policies or budget priorities of the U.S. government, particularly the Department of Defense, in light of the large U.S. budget deficit;

•	our inability to use losses in some of our foreign subsidiaries to offset earnings in the United States;

•	our inability to accurately forecast our results of operations and the growth of our business; and

•	changes in, or the application of changes to, accounting principles or pronouncements under accounting principles generally accepted in the United States, particularly those related to revenue recognition.

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

PART I,    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2003, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the Company’s Transition Report on Form 10-K for the period then ended. During the nine months ended September 30, 2004, there have been no material changes in our market risk exposure.

PART I,    ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation and subsequent evaluations conducted by the Company in connection with its preparation of the Company’s consolidated financial statements for the three and nine months ended September 30, 2004, the Chief Executive Officer and the Chief Financial Officer have concluded that except with respect to certain reportable conditions that were identified during the audit of our consolidated financial statements for the six months ended December 31, 2003, the Company’s disclosure controls and procedures as of September 30, 2004 are adequately designed to timely notify them of material information relating to the Company required to be disclosed in the Company’s SEC filings.

Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the third quarter of calendar year 2004 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 Review

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of the Company’s internal controls over financial reporting, and attestations of the effectiveness of these controls by our independent registered public accounting firm. We are currently documenting and evaluating our internal controls over financial reporting and implementing improvements as appropriate. We are incurring, and will continue to incur, substantial additional expense and investment of management’s time as a result of performing the internal control systems evaluation, testing, and remediation required in order to comply with Section 404’s requirements. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, as a result, our independent registered public accounting firm may have inadequate time to evaluate, test and conclude on our assessment and the effectiveness of our controls over financial reporting.

PART II.    OTHER INFORMATION

PART II,    ITEM 1.    LEGAL PROCEEDINGS

As disclosed in our Transition Report on Form 10-K that was filed on April 16, 2004 and in our Quarterly Reports on Form 10-Q for the period ending March 31, 2004 and June 30, 2004, since August 14, 2003, various separate complaints purporting to be class actions were filed in the United States District Court for the Eastern District of Virginia alleging that we and certain of our officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that the Company made materially misleading statements with respect to its financial results for the first three quarters of fiscal year 2003 in its SEC filings and press releases. The Plaintiffs’ Amended Consolidated Complaint was filed on December 31, 2003. Defendants’ Motion to Dismiss was filed on February 10, 2004. On March 31, 2004, the parties filed a stipulation requesting that the Court approve a settlement of this matter for $1.7 million, all of which is to be paid by the Company’s insurer. On April 2, 2004, the Court considered and gave preliminary approval to the proposed settlement. Notice of the proposed settlement has been sent to the purported class of shareholders. The Court gave final approval to the proposed settlement on July 16, 2004.

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

PART II,    ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2001, the Board of Directors authorized the Company to repurchase up to $100 million of its common stock. As of September 30, 2004, the Company had repurchased 3,812,250 shares of its common stock at an aggregate purchase price of $35.7 million. Thus, the Company is authorized to repurchase an additional $64.3 million of its common stock. The repurchased shares are held in treasury. The Company did not repurchase any of its common stock during the nine month period ended September 30, 2004.

PART II,    ITEM 3.    NONE

PART II,    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of stockholders was held on August 3, 2004.

(b)	Douglas C. Allred and Betsy J. Bernard were nominated and elected as directors of the Company at the meeting. Directors whose term of office continued after the meeting include: Randolph C. Blazer, Wolfgang Kemna, Albert L. Lord, Roderick C. McGeary, Alice M. Rivlin and J. Terry Strange.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

(1)	Election of Directors

Director	Votes Received	Votes Withheld
Douglas C. Allred	162,769,755	14,853,500
Betsy J. Bernard	169,032,262	8,590,994

(2)	Ratification of PricewaterhouseCoopers LLP as independent auditors for the six months ended December 31, 2003:

For	Against	Abstain
177,158,933	366,500	97,822

PART II,    ITEM 5.    OTHER INFORMATION

(a) On November 3, 2004, an Executive Compensation Program for BearingPoint’s Executive Vice Presidents (the “Program”) was adopted. The Program is a new compensation program for the Company’s executive vice presidents (“EVPs”). Under the Program, each EVP will be eligible to receive the following compensation effective as of July 1, 2004:

Base Compensation

Generally, base compensation will be based on industry benchmarks for similar positions with firms in the professional services and consulting sectors, with adjustments for individuals based on past performance, changes in roles and responsibilities, size of business unit or comparable responsibilities and other appropriate factors.

Variable Cash Compensation

Variable cash compensation will be based on individual achievement of specific performance goals that are tied to a person’s scope of responsibilities.

Corporate Cash Bonus Compensation

Corporate cash bonus compensation will be based on extraordinary performance achieved by the individual. The amount of corporate cash bonus compensation for an individual will be based on the Company’s ability to achieve its performance goals, the size of the corporate bonus pool allocated to that individual’s business unit and the individual’s performance.

Long Term Incentive Compensation

Long Term Incentive (“LTI”) compensation is expected to be principally in the form of equity awards. The size of individual awards to EVPs will be based on the equity value of LTI awards to all EVPs. Specific option values for each EVP will vary based upon their respective roles and responsibilities, past performance and future expectations.

(b) The Company has set May 11, 2005 as the date of its 2005 Annual Meeting of Stockholders. Because of the Company’s previously announced change in fiscal year from the twelve-month period ending June 30 to the twelve month period ending December 31, the Company has moved the date of its 2005 Annual Meeting to earlier in the year than the date of its 2004 Annual Meeting, which was held on August 3, 2004.

The Company’s amended Bylaws provide for new deadlines when its Annual Meeting is advanced or delayed by more than 30 days from the anniversary of the preceding Annual Meeting.

Any stockholder that intends to present a proposal for new business or nominate a director at the 2005 Annual Meeting must provide notice of the proposal or nomination, in accordance with the Company’s Bylaws, not later than February 10, 2005. Any stockholder that intends to present a proposal for inclusion in the Company’s proxy materials for the 2005 Annual Meeting must submit the proposal, in accordance with Securities Exchange Act of 1934 Rule 14a-8, not later than January 11, 2005. In each case, the notice must be addressed to the attention of the Company’s Secretary at the Company’s principal place of business, which is 1676 International Drive, McLean, Virginia 22102.

PART II,    ITEM 6.    EXHIBITS

10.1	Sixth Amendment to Credit Agreement dated as of September 13, 2004, by and among BearingPoint, Inc., the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 17, 2004.

10.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of October 13, 2004, among KCI Funding Corporation, BearingPoint, Inc., Market Street Funding Corporation, PNC Bank, National Association, Three Rivers Funding Corporation, Mellon Bank, N.A. and PNC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.

DATE: November 8, 2004	By:	/s/ Randolph C. Blazer
Randolph C. Blazer, Chairman of the Board, Chief Executive Officer, and President

DATE: November 8, 2004	By:	/s/ Robert S. Falcone
Robert S. Falcone, Executive Vice President and Chief Financial Officer