Form 10-Q/A
period 2004-09-30
BEARINGPOINT INC
filed 2004-11-19
CIK 1113247

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

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities and Exchange Act of 1934, the following is an Amendment on Form 10-Q/A (this “Amendment”) to BearingPoint, Inc.’s Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004 (the “Original Filing”). This Amendment is being filed (i) to correct certain amounts previously reported in the Company’s consolidated balance sheet as of September 30, 2004 and the consolidated statement of cash flows for the nine months ended September 30, 2004, and (ii) to amend Part I, Item 4 Controls and Procedures—Disclosure Controls and Procedures. See Note 2, “Correction of an Error,” of the Notes to Consolidated Financial Statements for a more detailed discussion of significant changes.

Subsequent to filing its Original Filing, as a result of the Company’s internal processes, the Company discovered that an error was made with respect to the third quarter of 2004 that resulted in its accounts receivable being overstated by $92.9 million and its unbilled revenue being understated by $92.9 million. After discussion with its Audit Committee, on November 15, 2004, the Company concluded that the Company’s consolidated balance sheet as of September 30, 2004 and the consolidated statement of cash flows for the nine months ended September 30, 2004 contained in the Original Filing should no longer be relied upon as a result of the error. Accordingly, the Company has corrected the appropriate balance sheet and statement of cash flow items for the quarter ended September 30, 2004. The Audit Committee and the authorized officers of the Company have discussed with its independent registered public accountants the matters disclosed in this Amendment.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated any other information set forth in the Original Filing to reflect any events or developments occurring subsequent to the Original Filing, except as required to reflect the effects of the correction, including the disclosures under Part I, Item 4 Controls and Procedures—Disclosure Controls and Procedures.

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

BEARINGPOINT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
	as restated
ASSETS
Current assets:
Cash and cash equivalents	$149,040	$122,723
Accounts receivable, net	366,832	357,620
Unbilled revenue	446,404	293,559
Deferred income taxes	42,678	35,291
Prepaid expenses and other current assets	66,545	53,088

Total current assets	1,071,499	862,281
Property and equipment, net	208,987	203,341
Goodwill	967,678	981,222
Other intangible assets, net	4,376	8,156
Deferred income taxes, less current portion	42,799	50,539
Other assets	24,645	23,908

Total assets	$2,319,984	$2,129,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$118,180	$9,345
Accounts payable	260,905	200,521
Accrued payroll and employee benefits	173,960	175,830
Deferred revenue	67,723	72,473
Income tax payable	20,950	21,082
Accrued lease and facilities charge	18,921	22,048
Deferred income taxes	4,865	4,268
Other current liabilities	104,707	123,829

Total current liabilities	770,211	629,396
Notes payable, less current portion	226,921	238,883
Accrued employee benefits	68,253	62,821
Accrued lease and facilities charge, less current portion	31,842	33,465
Deferred income taxes, less current portion	7,885	4,549
Other liabilities	33,877	28,675

Total liabilities	1,138,989	997,789

Stockholders’ equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized	—	—
Common Stock, $.01 par value; 1,000,000,000 shares authorized, 202,979,214 shares issued and 199,166,964 shares outstanding on September 30, 2004 and 198,295,364 shares issued and 194,483,114 shares outstanding on December 31, 2003	2,020	1,973
Additional paid-in capital	1,140,678	1,105,631
Accumulated deficit	(129,057)	(157,804)
Notes receivable from stockholders	(9,028)	(9,114)
Accumulated other comprehensive income	212,109	226,699
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,180,995	1,131,658

Total liabilities and stockholders’ equity	$2,319,984	$2,129,447

The accompanying notes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
	as restated
Cash flows from operating activities:
Net income (loss)	$28,747	$(24,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	4,360	(37,522)
Stock awards	7,872	10,821
Depreciation and amortization	53,347	63,000
Amortization of purchased intangible assets	2,890	33,474
Lease and facilities charge	11,951	74,530
Changes in assets and liabilities:
Accounts receivable	(11,502)	70,921
Unbilled revenue	(154,114)	(71,430)
Prepaid expenses and other current assets	(13,742)	1,151
Other assets	(270)	82
Accrued payroll and employee benefits	(948)	(66,466)
Accounts payable and other current liabilities	54,214	39,569
Other liabilities	3,180	3,445

Net cash provided by (used in) operating activities	(14,015)	96,838

Cash flows from investing activities:
Purchases of property and equipment	(61,246)	(81,928)
Businesses acquired, net of cash acquired	—	(1,602)

Net cash used in investing activities	(61,246)	(83,530)

Cash flows from financing activities:
Proceeds from issuance of common stock	25,724	24,925
Proceeds from notes payable	857,840	788,903
Repayment of notes payable	(760,289)	(824,068)
Notes receivable from stockholders	86	95
Decrease in book overdrafts	(20,971)	(3,538)

Net cash provided by (used in) financing activities	102,390	(13,683)

Effect of exchange rate changes on cash and cash equivalents	(812)	3,027

Net increase in cash and cash equivalents	26,317	2,652
Cash and cash equivalents—beginning of period	122,723	74,197

Cash and cash equivalents—end of period	$149,040	$76,849

Supplementary cash flow information:
Interest paid	$10,516	$9,780
Taxes paid	$25,916	$17,632

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

Note 2.    Correction of an Error

This Amendment No.1 to Quarterly Report on Form 10-Q/A is being filed to correct certain amounts previously reported in the Company’s consolidated balance sheet as of September 30, 2004 and the consolidated statement of cash flows for the nine months ended September 30, 2004. The corrections have no effect on the Company’s previously reported consolidated statement of operations for the three months and nine months ended September 30, 2004. The revisions correct an error within the meaning of Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes.

Subsequent to filing its Form 10-Q on November 9, 2004, the Company discovered that an error was made with respect to the third quarter of 2004 that resulted in its accounts receivable being overstated by $92.9 million and its unbilled revenue being understated by $92.9 million as of September 30, 2004. After discussion with its Audit Committee, the Company has corrected the appropriate balance sheet and statement of cash flow items for the quarter ended September 30, 2004.

The following table presents the impact of the adjustment to the consolidated balance sheet as of September 30, 2004 and the consolidated statement of cash flows for the nine months ended September 30, 2004:

	September 30, 2004
Balance sheet	As reported	Adjustment	As restated
Current assets:
Accounts receivable, net	$459,751	$(92,919)	$366,832
Unbilled revenue	$353,485	$92,919	$446,404

	Nine Months Ended September 30, 2004
Statement of cash flows	As reported	Adjustment	As restated
Cash flows from operating activities:
Accounts receivable	$(104,421)	$92,919	$(11,502)
Unbilled revenue	$(61,195)	$(92,919)	$(154,114)

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

Note 4.    Stock-Based Compensation

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

BearingPoint, Inc.

Notes to Consolidated Financial Statements - (Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 5.    Stock Awards

In connection with the purchase business acquisitions (as defined under U.S. generally accepted accounting principles, and therefore, referred to in this Form 10-Q/A as “acquisitions”) relating to all or portions of certain Andersen Business Consulting practices, the Company committed to the issuance of approximately 2,700,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $2,468 and $3,698 for the three months ended September 30, 2004 and 2003, respectively. Compensation expense was $6,731 and $9,789 for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, 2,100,998 shares of common stock have been issued.

Note 6.    Earnings Per Share of Common Stock

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

Note 8.    Segment Reporting

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

Note 13.    Pension and Postretirement Benefits

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

Note 14. Derivative Financial Instruments

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

Segments

The Company’s segments consist of our four North America industry groups (Public Services, Communications & Content, Financial Services and Consumer, Industrial and Technology), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Our chief operating decision maker, the Chairman and Chief Executive Officer, evaluates performance and allocates resources based upon the segments. Accounting policies of the segments are the same as those described below. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment transactions are not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated based on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 8, “Segment Reporting,” of the Notes to Consolidated Financial Statements. Prior year segment information has been reclassified to reflect current year presentation.

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

Net cash used in operating activities during the nine months ended September 30, 2004 was $14.0 million, a decrease of $110.9 million over the nine months ended September 30, 2003. This decrease was due to an $100.5 million change in operating assets and liabilities, as well as a $10.4 million decrease in cash operating results (which consists of net income adjusted for changes in deferred income taxes, stock awards, depreciation and amortization, goodwill impairment and the lease and facilities charge). The change in operating assets and liabilities is primarily the result of the timing of our billing and collection of accounts receivable, offset by the timing of our payments to vendors and the timing of employee benefit payments during the current period. Our days sales outstanding increased from 63 days at September 30, 2003 to 80 days at September 30, 2004. Days sales outstanding represents the trailing twelve months revenue divided by 365 days, which is divided into the consolidated accounts receivables, unbilled revenue and deferred revenue balances to arrive at days sales outstanding at a point in time. Our days sales outstanding increased during the nine months ended September 30, 2004 due to a delay in our billings process caused by the conversion of our North American financial accounting system. We expect our days sales outstanding to improve during the last quarter of calendar year 2004.

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

In addition, our results and forward-looking statements could be affected by general domestic and international economic and political conditions, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in our industry. For a more detailed discussion of certain of these factors, see Exhibit 99.1, “Factors Affecting Future Financial Results,” to this Form 10-Q/A. We caution the reader that the factors we have identified above may not be exhaustive. We operate in a continually changing business environment, and new factors that may affect our forward-looking statements emerge from time to time. Management cannot predict such new factors, nor can it assess the impact, if any, of such new factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

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

PART I,    ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As indicated in the Introductory Note, subsequent to November 9, 2004, the Company discovered that an error was made with respect to the third quarter of 2004 that resulted in its accounts receivable being overstated by $92.9 million and its unbilled revenue being understated by $92.9 million. The Company’s own internal processes identified the error after the filing of the Form 10-Q. However, the Company’s internal controls relating to overall financial review and analysis in the context of the closing process did not identify the error in time to preclude a misstatement of the balance sheet items referred to above and related cash flow statement items. The Company believes that this weakness in its internal controls relating to overall financial review and analysis in the context of the closing process is a material weakness. The Company is evaluating the steps that must be taken to improve its procedures and controls in this area.

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and General Counsel, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation and subsequent evaluations conducted by the Company, the Chief Executive Officer and the Chief Financial Officer have concluded that as a result of the material weakness discussed above and certain reportable conditions that were disclosed in our Transition Report on Form 10-K for the six months ended December 31, 2003, the Company’s disclosure controls and procedures as of September 30, 2004 were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In addition to the matters referred to above, we are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. Additional information regarding our legal proceedings is incorporated by reference herein from Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in this Form 10-Q/A.

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

PART II,    ITEM 6.    EXHIBITS

10.1	Sixth Amendment to Credit Agreement dated as of September 13, 2004, by and among BearingPoint, Inc., the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 17, 2004. (previously filed)

10.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of October 13, 2004, among KCI Funding Corporation, BearingPoint, Inc., Market Street Funding Corporation, PNC Bank, National Association, Three Rivers Funding Corporation, Mellon Bank, N.A. and PNC. (previously filed)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results (previously filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.

DATE: November 18, 2004	By:	/s/ Roderick C. McGeary
Roderick C. McGeary, Chairman of the Board and Chief Executive Officer

DATE: November 18, 2004	By:	/s/ Robert S. Falcone
Robert S. Falcone, Executive Vice President and Chief Financial Officer