Form 10-K
period 2004-12-31
BEARINGPOINT INC
filed 2006-01-31
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of such stock on the New York Stock Exchange on June 30, 2004, was approximately $1.7 billion.

The number of shares of common stock of the Registrant outstanding as of January 3, 2006 was 201,537,999.

EXPLANATORY NOTE

This Form 10-K includes (i) restated financial statements and related selected financial information for the six-month transition period ended December 31, 2003 and for the fiscal years ended June 30, 2003 and 2002, (ii) restated selected financial information for the fiscal year ended June 30, 2001, and the five-month period ended June 30, 2000, and (iii) restated selected financial information for the quarterly periods corresponding to the six-month transition period ended December 31, 2003 and to the fiscal years ended December 31, 2004 and June 30, 2003, to correct accounting errors and departures from generally accepted accounting principles (“GAAP”) in those periods. This filing includes the initial issuance of our financial statements for the year ended December 31, 2004, which have not previously been issued and are not restated. The restated financial statements for the fiscal year ended June 30, 2002 and restated selected financial data relating to the fiscal years ended June 30, 2002 and 2001 and five-month period ended June 30, 2000 are unaudited and, in the opinion of management, have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these periods.

The restated financial statements include a number of restatement adjustments, relating to errors in the accounting for revenue, intercompany loans, leases, employee global mobility and tax equalization, property and equipment, accounts payable, accruals, expense cut-off, stock options, income taxes and other miscellaneous items. The restatement adjustments increased our net loss and loss per share for the six months ended December 31, 2003 by approximately $10.8 million, or $0.05 per share, reduced our net income and earnings per share for the fiscal year ended June 30, 2003 by approximately $8.6 million, or $0.04 per share, and increased our net loss and loss per share for the fiscal year ended June 30, 2002 by approximately $14.6 million, or $0.09 per share. In addition, the restatement adjustments impacted our previously filed financial statements for the quarterly periods during the fiscal year ended December 31, 2004, the six-month period ended December 31, 2003, and the fiscal year ended June 30, 2003.

For a discussion of the individual restatement adjustments and the impact of the restatement adjustments on our previously filed financial statements, see Note 3, “Restatement,” and Note 20, “Results by Quarter (Unaudited),” of the Notes to Consolidated Financial Statements.

In addition to the restatements reported in this Annual Report on Form 10-K, certain of these restatements will also be reported in future amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004 and will include restatements for the quarterly periods ended March 31, 2003, June 30, 2003 and September 30, 2003. As we have included (i) restated financial statements and related selected financial information for the six-month transition period ended December 31, 2003 and for the fiscal years ended June 30, 2003 and 2002, (ii) restated selected financial information for the fiscal year ended June 30, 2001, and the five-month period ended June 30, 2000, and (iii) restated selected financial information for the quarterly periods corresponding to the six-month transition period ended December 31, 2003 and to the fiscal years ended December 31, 2004 and June 30, 2003, we plan not to file any other amendments to our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q except as described above.

With respect to the restated financial statements for the fiscal year ended June 30, 2002, the Company is evaluating whether it will complete an audit on such restated financial statements.

PART I.

ITEM 1. BUSINESS

General

BearingPoint, Inc. (generally referred to below as “we” or the “Company”) is one of the world’s largest management consulting, systems integration and managed services firms serving government agencies, Global 2000 companies, medium-sized businesses and other organizations. We provide business and technology strategy, systems design, architecture, applications implementation, network infrastructure, systems integration and managed services. In North America, we provide consulting services through industry groups in which we have significant industry-specific knowledge. Our focus on specific industries provides us with the ability to better tailor our service offerings to reflect our understanding of the marketplaces in which our clients operate. Our operations outside of North America are organized on a geographic basis, with operations in Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (“EMEA”). We utilize this multinational network to provide consistent integrated services throughout the world. Beginning in 2007, we intend to align our geographic business units more closely with our North American industry groups as we intend to manage our businesses globally through three industry groups, Public Services, Commercial Services and Financial Services. Our service offerings are designed to help our clients generate revenue, reduce costs and access the information necessary to operate their business efficiently.

We were incorporated as a business corporation under the laws of the State of Delaware in 1999. We were part of KPMG LLP, one of the former “Big 5” accounting and tax firms. In January 2000, KPMG LLP transferred its consulting business to our Company. In February 2001, we completed our initial public offering, and on October 2, 2002, we changed our name to BearingPoint, Inc. from KPMG Consulting, Inc. Our principal offices are located at 1676 International Drive, McLean, Virginia 22102-4828. Our main telephone number is 703-747-3000.

During the first quarter of the fiscal year ended June 30, 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)), which included employees primarily in Germany, Switzerland and Austria. We furthered our global expansion by engaging in purchase business acquisitions relating to all or portions of selected Andersen Business Consulting practices in Brazil, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden, Switzerland, and the United States, as well as the consulting practice of the KPMG International member firm in Finland and also strengthened our Latin American business with the acquisition of Ernst & Young’s Brazilian consulting practice. By significantly expanding our global reach, we improved our ability to serve clients around the world while diversifying our revenue base.

On February 2, 2004, our Board of Directors approved a change in our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. As a requirement of this change, the results for the six-month period from July 1, 2003 to December 31, 2003 are reported as a separate transition period.

Certain Developments in Late 2004, 2005 and 2006

Late Filings

We did not file our Annual Report on Form 10-K for the period ended December 31, 2004 by March 16, 2005 because we experienced significant delays in completing our consolidated financial statements for the year ended December 31, 2004. Such delays were primarily a result of:

•	The need to perform significant substantive procedures to compensate for the material weaknesses in our internal control over financial reporting;

•	The additional time required for us to complete our expanded financial statement close procedures in a number of areas, including revenue recognition, tax equalization, and accrual of invoices;

•	The additional time required to perform a substantive review of the majority of our contracts and other financial records;

•	The need to validate information derived from our financial accounting system for our North America operations implemented in April 2004; and

•	Our continued efforts to complete our management’s assessment of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

We have not filed our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 because we experienced significant delays in completing our consolidated financial statements for the year ended December 31, 2004 and our condensed consolidated financial statements for these quarters. Once we file the amendments to the Forms 10-Q for 2004, we plan to file our Forms 10-Q for the first three quarters of 2005 as soon as practicable thereafter. In light of the resources allocated to completing the 2004 Form 10-K and expected to be allocated for the completion of the amendments to the Forms 10-Q for 2004 and the Forms 10-Q for 2005, we expect that we will not be able to timely file our 2005 Form 10-K by March 16, 2006. We plan to file our 2005 Form 10-K as soon as practicable thereafter.

Internal Control Over Financial Reporting

The evaluation of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act identified a number of material weaknesses. As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004. For more information about our internal control over financial reporting, see Item 9A, “Controls and Procedures” of this Form 10-K.

Restatements

In connection with the audit of our 2004 financial statements, we performed significant substantive procedures to compensate for the material weaknesses in our internal control over financial reporting. On April 20, 2005, we announced that, as a result of performing these additional procedures, we had identified errors in certain of our previously issued financial statements. We also announced that senior management had determined that the financial statements filed with our previously issued reports on Form 10-Q for each of the first three quarters of fiscal year 2004, Form 10-K for the six-month transition period ended December 31, 2003 and Form 10-K for the fiscal year ended June 30, 2003 should not be relied upon because of errors identified in those financial statements. Consequently, this Form 10-K includes (i) restated financial statements and related selected financial information for the six-month transition period ended December 31, 2003 and for the fiscal years ended June 30, 2003 and 2002, (ii) restated selected financial information for the fiscal year ended June 30, 2001, and the five-month period ended June 30, 2000, and (iii) restated selected financial information for the quarterly periods corresponding to the six-month transition period ended December 31, 2003 and to the fiscal years ended December 31, 2004 and June 30, 2003 to correct accounting errors and departures from generally accepted accounting principles in those periods. This filing includes the initial issuance of our financial statements for the year ended December 31, 2004, which are not restated. The restated financial statements for the fiscal year ended June 30, 2002 and restated selected financial data relating to the fiscal years ended June 30, 2002 and 2001 and five-month period ended June 30, 2000 are unaudited and, in the opinion of management, have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these periods. See Note 3, “Restatement,” of the Notes to Consolidated Financial Statements for more information regarding the restatements. See also Note 20, “Results by Quarter (Unaudited),” of the Notes to Consolidated Financial Statements for a summary of the impact of the restatements on our previously issued quarterly information.

Audit Committee Investigation

As disclosed in a press release issued on July 20, 2005, the Audit Committee of the Company’s Board of Directors, advised by special counsel, has been conducting an investigation (the “Audit Committee Investigation”) into issues reported on the Company’s Form 8-K Reports filed March 18 and April 20, 2005, issues relating to the operations of specific international subsidiaries and certain issues that were brought to the attention of the Audit Committee and the Company’s independent registered public accountants, PricewaterhouseCoopers LLP, through a non-executive employee communication to them. The Audit Committee Investigation, which included interviews with more than 125 current and former employees and extensive forensic work in connection with the Company’s North America Operations, as well as its operations in certain foreign countries, is now complete.

The Audit Committee Investigation focused on five primary areas of inquiry. First, issues concerning financial controls that were raised through the non-executive employee’s communication, including circumventions of controls implemented in the Company’s North American financial reporting system (OneGlobe), which was rolled out on April 1, 2004, changes in the reporting chain of contract analysts, and alleged inadequate security with respect to the OneGlobe system. Second, the timing, appropriateness of judgments and disclosures relating to the impairment of goodwill in the Company’s Europe, Middle East and Africa (“EMEA”) region. Third, issues concerning the propriety of accounting practices and controls in certain countries in the Company’s Asia Pacific region. Fourth, issues concerning potential violations of law in connection with doing business with state-controlled entities in the People’s Republic of China. Finally, a survey of other global operations to determine the likelihood of additional internal control or other issues concerning business dealings with state-controlled entities.

The Audit Committee Investigation concluded that the overall compliance and internal control environment at BearingPoint, Inc. as of December 31, 2004, presented an unacceptable risk for the Company, and that financial pressures and management instability contributed to these control deficiencies.

With respect to the issues raised by the non-executive employee concerning the Company’s financial controls in its North America operations, by mid-2004, the Audit Committee Investigation concluded that the internal controls of BearingPoint were placed under increased stress as a result of the premature introduction of the OneGlobe accounting system in North America; and that the OneGlobe System had not been adequately pre-tested, training was inadequate, and the system did not provide for timely reporting of revenues. As a result, the Audit Committee Investigation determined that the system was bypassed on numerous occasions in order to close the second quarter of 2004. The Audit Committee Investigation did not conclude that the employees involved in the bypass intended to distort revenue; nor were there any substantial distortions in revenue that actually occurred. Moreover, the Company has implemented a series of changes designed to strengthen internal controls with respect to revenue recognition. Although many of the issues raised by the bypassing of the OneGlobe System in 2004 have been addressed through subsequent improvements and enhanced training for the OneGlobe System, these 2004 actions still represent a significant and troublesome failure of the Company’s internal controls in that year.

With respect to the impairment of goodwill in EMEA, the Audit Committee Investigation identified no reason to question the Company’s testing processes and pertinent disclosures in 2004 and 2005 concerning the possible impairment of “goodwill”—attributable to the Company’s EMEA operations. The impairment of goodwill in EMEA appears to be due primarily to a failure to meet prior EMEA management’s projections, which were based on limited historical experience in that segment. The Company acquired many of its operations in EMEA by acquisition in 2002. The Audit Committee Investigation found that the Company’s testing process—which has resulted in a goodwill impairment charge of $397.1 million—is based on appropriate and in-depth work and analysis performed by the Company’s management and valuation testing personnel.

With respect to the Company’s Asia Pacific operations, various problems that arose in 2004 in the Asia Pacific region (particularly Australia, Japan and China) represent significant failures in the financial reporting systems in place for the Company’s operations in that region. Specifically, personnel at all levels in certain countries, often at the instruction of senior regional management, bypassed controls designed to ensure accurate financial reporting. As a result, the utilization data reported for the Company’s operations in China and Japan for 2004 cannot be relied upon. The Audit Committee Investigation concluded that the manipulation of hours charged and other financial reporting practices was motivated by a desire to meet a Company objective of increased utilization for the Company’s operations in China and Japan. In addition, internal controls in Australia were deficient in that they failed to identify and remedy in a timely manner the improper actions of a senior person in Australia who inaccurately characterized a significant amount of unrecoverable accounts receivable and unbilled revenue as current.

The Audit Committee Investigation concluded that much of the misconduct relating to financial reporting practices in the Asia Pacific region during 2004 can be attributable to the wholly deficient “tone at the top” set by former firm management in this region, particularly in China and Japan. Indeed, in some cases, the Audit Committee Investigation concluded that the personnel of the Company’s subsidiaries in these countries bypassed controls at the express direction of Managing Directors in these countries. These leadership failures contributed to an environment in 2004 where serious misconduct, including padding of utilization numbers, occurred in China and Japan in 2004. The Company’s operations in the Asia Pacific region now are under new leadership, and the Company has already taken a number of steps to remediate the deficient financial reporting practices in the region.

In addition to the weaknesses in internal controls in China, certain other internal control issues in the Company’s China operations have resulted in potential exposure to liability under the Foreign Corrupt Practices Act (“FCPA”). BearingPoint China formerly maintained a subcontractor relationship with an entity that may have made inappropriate payments to current and former employees of state-owned enterprises in China. This relationship was terminated in October 2005 and the details of this relationship have been communicated to government authorities. The Investigation revealed other potential FCPA issues stemming from expenditures—approved by senior employees of BearingPoint China, but not by employees of the Company—for gifts, entertainment and international travel provided to employees of state-owned entities. Although the Audit Committee Investigation did not conclude that the Company engaged in conduct that violated the anti-bribery provisions of the FCPA, the Company’s internal controls relevant to the FCPA present an unacceptable level of risk of exposure for the Company. The review of other subcontractor relationships with state-owned enterprises in China, the rest of the Asia Pacific region, and certain other countries did not uncover any issues of potential wrongdoing.

The Audit Committee has reviewed a detailed Report of Investigation (the “Report”) from special counsel and a forensic and litigation consultant, and this Report has been provided to our Board of Directors, PricewaterhouseCoopers LLP, our independent registered public accountants, and to the staff of the Securities and Exchange Commission (the “SEC”)’s Division of Enforcement. The Report has been reviewed by our management, and its findings have been considered in the preparation of this Form 10-K.

New York Stock Exchange

By letter dated April 4, 2005, we were notified by the NYSE that under current NYSE procedures, we had until nine months from the date our 2004 Form 10-K was required to be filed with the SEC before the NYSE would consider commencing delisting actions. In response to a request letter from us dated December 6, 2005, on December 16, 2005, the NYSE granted us a three-month extension until March 31, 2006 to file our 2004 Form 10-K. The filing of this Form 10-K today is within the time period specified by the NYSE.

Until we are current with all of our periodic reporting requirements with the SEC, the NYSE will identify us as a late filer on its website and consolidated tape by affixing the letters “LF” to our common stock ticker symbol. In addition, we did not comply with the NYSE listing standard that required us to send our annual report to our stockholders no later than April 30, 2005, the date 120 days after the close of our fiscal year.

SEC Investigation

By letter dated April 13, 2005, the staff of the SEC’s Division of Enforcement requested that we produce various documents, including documents concerning internal control deficiencies and prior period adjustments identified in the Form 8-K that we filed on March 18, 2005. On October 1, 2003, under the same informal investigation matter number, the SEC staff had earlier contacted us seeking documents concerning our restatement of certain financial statements issued in 2003. Following that earlier request, we provided documents to, and certain of our personnel met with, the SEC staff. On September 7, 2005, we announced that the SEC had issued a formal order of investigation in this matter. We subsequently have received subpoenas from the SEC staff seeking production of documents and information including certain information and documents related to the Audit Committee investigation described above. We continue to cooperate with the SEC investigation.

Separately, we are providing the SEC Division of Enforcement staff with information and documents regarding the circumstances surrounding our April 20, 2005 filings and announcements in a matter related to third party trading in our securities. The staff of the Market Trading Analysis Department of the NYSE also is reviewing transactions in our stock prior to the filing of our April 20, 2005 Form 8-K.

Annual Shareholder Meeting

We expect to hold our next annual meeting of shareholders after we have filed our 2005 Form 10-K. At this time we do not know when we will hold the shareholder meeting because we are not able to predict when we will be able to complete and file the 2005 Form 10-K.

Changes in Senior Management and Board of Directors

Since November 2004, our senior management team has changed significantly, including, but not limited to, the appointment of Harry L. You as Chief Executive Officer effective as of March 21, 2005, Judy A. Ethell as Executive Vice President—Finance and Chief Accounting Officer effective as of July 1, 2005, and Richard J. Roberts as Executive Vice President and Chief Operating Officer effective as of February 16, 2005. Mr. You also currently serves as our Chief Financial Officer effective as of May 24, 2005.

These changes resulted from a series of departures beginning with our then Chief Executive Officer and Chief Financial Officer who both ceased to serve in these positions in November 2004. We appointed a new Chief Financial Officer in January 2005 who resigned his position in May 2005. Since November 2004, a majority of the members of our executive team has changed.

Since November 2004, Roderick C. McGeary has served as Chairman of the Board of Directors. Mr. McGeary also served as our interim Chief Executive Officer from November 2004 until the appointment of Harry L. You as Chief Executive Officer. After such appointment, Mr. McGeary continues to serve the Company in a full-time capacity, focusing on clients, employees and business partners. In addition, Spencer C. Fleischer was appointed to our Board of Directors effective July 15, 2005 in connection with the issuance of debentures and warrants described under the heading “Financings—Debenture/Warrant Offerings” below.

Restricted Stock Unit Grants

On April 12, 2005, the Compensation Committee of our Board of Directors authorized our Chief Executive Officer to grant restricted stock units (“RSUs”) up to an aggregate amount of $165.0 million under our Amended and Restated 2000 Long-Term Incentive Plan (the “LTIP”) to managing directors and other key employees. The grants were made to better align the interests of these employees with our shareholders, to enhance retention of current managing directors and to improve the recruiting of new managing directors. The awards will be made in three primary tranches representing 30%, 30% and 40%, respectively, of the total RSU award for each employee. The actual number of RSUs granted in each award will be based on the total value of the award divided by the closing price of our common stock on the date of such grant. Other awards will also be made at various grant dates as determined by our Chief Executive Officer.

On or about June 24, 2005, we granted approximately 5.5 million RSUs, of which approximately 5.0 million (net of forfeitures) fully vested on January 1, 2006 and will be settled after we are current in our SEC filings and have a valid registration statement covering the shares to be issued. On December 8, 2005, we granted approximately 5.8 million RSUs, of which approximately 5.4 million (net of forfeitures) vested immediately and 50% will settle on January 1, 2007 and the remaining 50% on January 1, 2008, provided we are current in our SEC filings and have a valid registration statement covering the shares to be issued at such time of settlement. Approximately 2.6 million additional RSUs were granted to certain employees at various dates throughout 2005 under the LTIP. These RSUs generally cliff vest three years from the grant date or vest over two to four years from the date of the grant. We expect to grant additional RSUs during 2006.

For additional information regarding our restricted stock grants, see Note 14, “Capital Stock and Option Awards,” of the Notes to Consolidated Financial Statements.

Financings

Since December 2004, we have completed a series of financing transactions, including raising $690.0 million from issuing convertible subordinated debentures and entering into new credit facilities that enable us to draw up to $150.0 million, subject to certain conditions. Among other things, these financings provided cash to repay our then outstanding $220.0 million aggregate principal amount of senior notes and to repay $135.0 million outstanding under the then existing credit facility. Significant financing transactions from December 2004 through December 2005 are summarized below:

Debenture/Warrant Offerings

•	In December 2004/January 2005, we issued $250.0 million in aggregate principal amount of 2.50% Series A Convertible Subordinated Debentures (the “Series A Debentures”) and $200.0 million in aggregate principal amount of 2.75% Series B Convertible Subordinated Debentures (the “Series B Debentures” and together with the Series A Debentures, the “Subordinated Debentures”), each due 2024;

•	In April 2005, we issued $200.0 million in aggregate principal amount of 5.00% Convertible Senior Subordinated Debentures due 2025 (the “April 2005 Senior Debentures”); and

•	In July 2005, we issued $40.0 million in aggregate principal amount of 0.50% Convertible Senior Subordinated Debentures due 2010 (the “July 2005 Senior Debentures” and together with the April 2005 Senior Debentures, the “Senior Debentures”) and warrants to purchase up to an aggregate of 3.5 million shares of our common stock.

For additional information regarding the debentures and warrants, see Item 5, “Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities-Sales of Securities Not Registered Under the Securities Act.”

Credit Facilities

•	In December 2004, we entered into a $400.0 million Interim Senior Secured Credit Agreement (the “2004 Interim Credit Facility”) with Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, JPMorgan Chase Bank, N.A., as syndication agent and letter of credit issuer, and certain other lenders;

•	In March 2005, we entered into amendments to the 2004 Interim Credit Facility, that among other items, reduced the aggregate commitment of the lenders to $300.0 million;

•

In April 2005, in connection with the April 2005 Senior Debenture offering, we terminated the 2004 Interim Credit Facility; except that approximately $87.7 million in letters of credit continued to remain outstanding, which letters of credit primarily supported our obligations to collateralize certain surety bonds issued to support client engagements. In order to support the letters of credit that remained outstanding under the 2004 Interim Credit Facility, the lenders continued to have a security interest in: (i) $94.3 million of cash, and (ii) our domestic accounts receivable;

•	In July 2005, we entered into a $150.0 million Senior Secured Credit Facility (the “2005 Credit Facility”) with UBS Securities LLC, as lead arranger, UBS AG, Stamford Branch, as issuing bank and administrative agent and UBS Loan Finance LLC, as swingline lender, and certain other lenders and guarantors party thereto. Upon our entering into the 2005 Credit Facility, the lenders under the 2004 Interim Credit Facility (i) released all but $5.0 million of cash collateral, and (ii) released their security interest in our domestic accounts receivable; and

•	In December 2005, we entered into an amendment to the 2005 Credit Facility, that among other items, extended the time period for filing various periodic reports, including our 2004 Form 10-K to January 31, 2006, and increased the amount of permitted litigation payments.

For additional information regarding the credit facilities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Lawsuit, Purported Notices of Default and Notice of Acceleration Under Subordinated Debentures

On September 9, 2005, we received a purported notice of default from a law firm that claimed to represent certain entities which, in the aggregate, hold more than 25% of our Series B Debentures. Such law firm asserted that, as a result of our failure to timely file with the SEC our 2004 Annual Report on Form 10-K and our Quarterly Reports on Forms 10-Q for the first and second quarters of 2005, we are in default under the Indenture dated as of December 22, 2004, between the Company, as issuer, and The Bank of New York, as trustee (the “Indenture”), relating to the Subordinated Debentures. The notice of default demanded that we cure the purported default within sixty (60) days from the receipt of the notice of default.

On September 14, 2005, we received a purported notice of default from a different law firm that claimed to represent certain entities, which, in the aggregate, hold more than 25% of our Series A Debentures. This law firm made a similar assertion and demand.

On November 21, 2005, we received a purported notice of acceleration from a law firm that claimed to represent certain holders of our Series B Debentures. The law firm asserted that we had not cured the purported default under the Series B Debentures (as discussed above) within sixty (60) days from the receipt of the notice of default on September 9, 2005, and, as a result, declared that all unpaid principal and accrued interest on the outstanding Series B Debentures was immediately due and payable.

On January 18, 2006, a complaint was filed alleging that we are in default on our Series B Debentures because, among other things, we have failed to make our SEC filings on time. For additional information see Item 3, “Legal Proceedings,” and Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in this Form 10-K.

We do not believe that we have failed to perform our obligations under the Indenture relating to the Subordinated Debentures. Therefore, we believe that the above-mentioned notices of default, notice of acceleration and lawsuit are invalid and without merit. We intend to vigorously defend against this lawsuit.

Unlike indentures of some other public companies, the Indenture does not require us to file our annual and quarterly reports with the SEC within the deadlines set forth in the SEC’s rules and regulations. Under the Indenture, we are required to provide the Trustee with copies of all annual and quarterly reports which we are required to file with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, within 15 calendar days after we file such annual and quarterly reports. We will furnish to the Trustee for the Debentures copies of our 2004 Annual Report on Form 10-K and our Quarterly Reports on Forms 10-Q

for the first and second quarters of 2005 within 15 days after we file such reports with the SEC. We believe that such action will satisfy fully the Indenture provision in question.

Although we do not believe that we are in default under the Indenture, if we were to lose the lawsuit or an event of default were to occur as to one of the series of the Subordinated Debentures, the Trustee or certain holders could declare all unpaid principal and accrued interest on such series of the Debentures then outstanding to be immediately due and payable. The acceleration of one of the series of the Subordinated Debentures may become an event of default, and could lead to an acceleration of unpaid principal and accrued interest, under the Indenture as to the other series of Subordinated Debentures, under the April 2005 Senior Debentures, under the July 2005 Senior Debentures and under the 2005 Credit Facility. If any acceleration of the unpaid principal and accrued interest under the 2005 Credit Facility exceeds $18.0 million, such acceleration may become an event of default in respect of the other series of the Subordinated Debentures and the Senior Debentures and could lead to an acceleration of the unpaid principal and accrued interest on the above-mentioned debentures. In such events, we will not be permitted to make payments to the holders of the Debentures until the unpaid principal and accrued interest under the 2005 Credit Facility have been fully paid. In addition, we will not be permitted to make payments to the holders of the Subordinated Debentures until the unpaid principal and accrued interest under the Senior Debentures have been fully paid. If our borrowings under the 2005 Credit Facility, Senior Debentures or Subordinated Debentures were to be accelerated, there would be a material and adverse effect on our financial condition and business absent waiver, amendment or other restructuring of the relevant agreements.

North American Industry Groups

Our North American operations are managed on an industry basis, where we have significant industry-specific knowledge. This focus on specific industries provides us with the ability to tailor our service offerings to reflect our understanding of the marketplaces in which our clients operate. During fiscal year 2004, we provided consulting services through the following four industry groups:

•	Public Services provides traditional management consulting, managed services and systems integration services to the United States Department of Defense, civilian agencies of the Federal government, public sector healthcare agencies, private sector payor and provider companies, aerospace and defense companies, provincial, state and local governments and higher education clients. Specifically, we assist these clients by providing them with our process improvement, program management, enterprise resource planning, managed services and internet integration service offerings. Additionally, through our Emerging Markets sector, Public Services provides financial and economic advisory services to governments, corporations and financial institutions around the world.

•	Financial Services delivers strategic, operational and technology services to many of the world’s leading banking, insurance, securities, real estate, hospitality and professional services institutions. Our offerings include new business and technical architectures that take advantage of existing application systems and e-business strategies and development, delivered through consumer and wholesale lines of business.

•	Communications, Content and Utilities (previously referred to as Communications & Content) provides financial, operational and technical services to wireline and wireless communications carriers, cable system operators, media and entertainment service providers and public and private utilities. We assist clients with business strategy development, business process flow optimization, technology integration and asset preservation.

•

Consumer, Industrial and Technology serves a wide range of clients, including Global 2000 clients in the consumer, industrial (manufacturing, automotive, aerospace, chemicals and oil & gas) and technology sectors. These clients face a myriad of business challenges such as global competition, industry consolidation, cost reduction and accelerated time-to-market. We support our clients by providing strategy and management consulting services as well as implementing enterprise systems and business processes, helping them improve supply chain efficiency and visibility, and designing and implementing customer management solutions. Additionally, we provide Managed Services offerings, where we help our clients take advantage of alternative business and systems strategies around the management, maintenance and ongoing operations support of key IT functions. We provide our clients with actionable blueprints and experience in project management and knowledge training to support their current and future business initiatives.

Beginning in fiscal year 2005, we combined our Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group.

International Operations

Our operations outside of North America are organized on a geographic basis, with operations in Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (“EMEA”). We utilize this multinational network to provide consistent integrated services to our clients throughout the world. For the year ended December 31, 2004, our international operations represented 31.1% of our business (measured in gross revenue dollars), compared to 32.5%, 29.5%, and 7.8% for the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002, respectively.

We intend to align our international operations more closely with our North American industry groups and to manage our businesses globally through our three industry groups (Public Services, Financial Services and Commercial Services) beginning in fiscal year 2007. However, we currently have global industry leaders who assist in client service to our industry groups within the geographic business units and our global clients and projects.

For information regarding our international acquisitions, see Note 7, “Acquisitions,” of the Notes to Consolidated Financial Statements.

Our Joint Marketing Relationships

As of December 31, 2004, our Alliance program had approximately 60 joint marketing relationships with key technology providers that support and complement our service offerings. We have created joint marketing relationships to enhance our ability to provide our clients with high value services. Those relationships typically entail some combination of commitments regarding joint marketing, sales collaboration, training and service offering development.

Our most significant joint marketing and product development relationships are with Oracle Corporation, Microsoft Corporation, SAP AG, and Siebel Systems, Inc. We work together to develop comprehensive solutions to common business issues, offer the expertise required to deliver those solutions, develop new products, capitalize on joint marketing opportunities and remain at the forefront of technology advances. These joint marketing agreements help us to generate revenue since they provide a source of referrals and the ability to jointly target specific accounts.

Competition

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to those we offer. Our competitors include specialized consulting firms, systems consulting and implementation firms, former “Big 5” and other large accounting and consulting firms, application software firms providing implementation and modification services, service and consulting groups of computer equipment companies, outsourcing companies, systems integration companies, aerospace and defense contractors and general management consulting firms. We also compete with our clients’ internal resources.

Some of our competitors have significantly greater financial and marketing resources, name recognition, and market share than we do. The competitive landscape continues to experience rapid changes and large, well-

capitalized competitors exist with the ability to attract and retain professionals and to serve large organizations with the high quality of services they require.

We believe that the principal competitive factors in the consulting industry in which we operate include scope of services, service delivery approach, technical and industry expertise, perception of value added, availability of appropriate resources, global reach, pricing and relationships.

Our ability to compete also depends in part on several factors beyond our control, including the ability of our competitors to hire, retain and motivate skilled professionals, the price at which others offer comparable services and our competitors’ responsiveness. There is a significant risk that changes in these dynamics could intensify competition and adversely affect our future financial results.

Intellectual Property

Our success has resulted in part from our methodologies and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements, non-solicitation agreements, trade secrets, copyright and trademark laws to protect our proprietary rights and the rights of third parties from whom we license intellectual property. We also enter into confidentiality and intellectual property agreements with our employees that limit the distribution of proprietary information. We currently have only a limited ability to protect our important intellectual property rights. As of December 31, 2005, we had only two issued patents in the United States to protect our products or methods of doing business.

Seasonality

Typically, client service hours, which translate into chargeable hours and directly affect revenue, are reduced during the second half of the calendar year (i.e., July 1 through December 31) due to the larger number of holidays and vacation time taken by our employees and our clients.

Customer Dependence

During the year ended December 31, 2004, the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002, our revenue from the United States Federal government was $1,004.0 million, $437.0 million, $715.7 million, and $619.9 million, respectively, representing 29.7%, 28.7%, 22.7%, and 26.0% of our total revenue. A loss of all or a substantial portion of our contracts with the U.S. Federal government would have a material adverse effect on our business. While most of our government agency clients have the ability to unilaterally terminate their contracts, our relationships are generally not with political appointees, and we have not historically experienced a loss of Federal government business with a change of administration. For more information regarding government proceedings and risks associated with U.S. government contracts, see Item 3, “Legal Proceedings,” Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements and Exhibit 99.1, “Factors Affecting Future Financial Results,” to this Form 10-K.

Backlog

Although our level of bookings is an indication of how our business is performing, we do not characterize our bookings, or our engagement contracts associated with new bookings, as backlog because our engagements can generally be cancelled or terminated on short notice.

Compliance with Environmental Laws

U. S. Federal, state and local statutes and regulations relating to the protection of the environment have had no material adverse effect on our operating results or competitive position, and we anticipate that they will have no material adverse effect on our future operating results or competitive position in the industry.

Employees

As of December 31, 2004, we had approximately 16,800 full-time employees, including approximately 14,600 professional consultants. As of December 31, 2005, we had approximately 17,600 full-time employees, including approximately 15,400 professional consultants.

Our future growth and success largely depends upon our ability to attract, retain and motivate qualified employees, particularly professionals with the advanced information technology skills necessary to perform the services we offer. Our professionals possess significant industry experience, understand the latest technology, and build productive business relationships. We are committed to the long-term development of our employees and will continue to dedicate significant resources to our hiring, training and career advancement programs. We strive to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance review system and a competitive compensation philosophy that rewards individual performance and teamwork.

For the year ended December 31, 2005, our voluntary annualized turnover levels for our professional consulting staff reached approximately 27%, an increase above our 2004 voluntary turnover rate of approximately 22%. To address this issue we implemented certain retention programs as described below.

Our key goals relating to our people include reducing our excess management layers and streamlining senior management, enhancing our retention of managing directors and recruitment of new managing directors, revising the compensation structure to reduce the fixed percentage of compensation and increase the variable compensation component, encouraging non-managing director employee stock ownership, and creating better metrics to evaluate employee performance and link rewards and advancement to accountability and performance. Subsequent to December 31, 2004, we made considerable progress in strengthening our executive and senior management ranks with the recruitment of several key individuals, including a new Chief Executive Officer.

On April 12, 2005, we approved restricted stock unit grants (“RSUs”) under our Amended and Restated 2000 Long-Term Incentive Plan (the “LTIP”) to our current managing directors and to newly hired managing directors and a limited number of key employees. The primary purpose of the program was to align the interests of key employees with those of the shareholders, to enhance retention of current managing directors and to improve the recruiting of new managing directors from outside our Company. See Item 1, “Business—Certain Developments in Late 2004, 2005 and 2006—Restricted Stock Unit Grants,” and Note 14, “Capital Stock and Option Awards,” of the Notes to Consolidated Financial Statements.

In June 2005, we announced a program to align the interests of employees below the managing director level with the Company’s performance and to retain our current employees. Under this program, as amended (the “BE an Owner Program”), we will:

•	In January 2006, make a cash payment to each eligible employee in an amount equal to 1.5% of such employee’s annual salary as of October 3, 2005; and

•	On January 1, 2007, make a contribution, as a special offering under our Employee Stock Purchase Plan (“ESPP”), to each eligible employee an amount equal to 1.5% of such employee’s annual salary as of October 3, 2005 into such eligible employee’s ESPP account, which contribution will then be used to purchase shares of our common stock at a 15% discount.

Generally, an eligible employee is a full-time employee below the managing director level who has been continuously employed from October 3, 2005 through the applicable date above. See Note 14, “Capital Stock and Options Awards,” of the Notes to Consolidated Financial Statements.

Financial Information About Industry Segments and Geographic Areas

Information required by Items 1(b) and 1(d) is incorporated herein by reference to Note 19, “Segment Information,” of the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K. For a discussion of risks associated with our international operations, see Exhibit 99.1, “Factors Affecting Future Financial Results,” to this Form 10-K.

Available Information

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

ITEM 2. PROPERTIES

Our properties consist of leased office facilities for specific client contracts and for sales, support, research and development, consulting, administrative and other professional personnel. Our corporate headquarters consists of approximately 235,000 square feet in McLean, Virginia. As of December 31, 2004, we had more than 100 additional offices in the United States and more than 70 offices in Latin America, Canada, the Asia Pacific region and EMEA. All office space referred to above is leased pursuant to operating leases that expire over various periods during the next 10 years. Portions of this office space are sublet under operating lease agreements, which expire over various periods during the next 10 years and are also being marketed for sublease or disposition. Although we believe our facilities are adequate to meet our needs in the near future, our business requires that our leaseholdings accommodate the dynamic needs of our various consulting engagements, and, given business demands, the makeup of our leasehold portfolio may change within the next twelve month period to address these demands.

In August 2003, we announced a plan to reduce our global office space in order to eliminate capacity wherever possible and to align global office space usage with the current workforce and needs of the business. During the year ended December 31, 2004 and the six months ended December 2003, we recorded $11.7 million and $61.4 million, respectively, in restructuring charges related to lease, facilities and other costs associated (including the write-off of the net book value of leasehold improvements in these offices) with exiting facilities. On December 16, 2004, we announced that we expect to record additional lease and facilities related restructuring charges prior to December 31, 2005. We expect to record approximately $36.0 million in additional lease and facilities related restructuring charges throughout fiscal year 2005. For additional information regarding the lease and facilities charges see Note 18, “Reduction in Workforce and Other Charges,” of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

Peregrine Investigations and Litigation

We have received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) and requests for documents and information from the U.S. Attorney’s Office for the Southern District of California regarding certain software resale transactions with Peregrine Systems, Inc. in the period 1999 – 2001. On November 16, 2004, Larry Rodda, a former employee, pled guilty to one count of criminal conspiracy in connection with the transactions that are the subject of the government inquiries. Mr. Rodda also was named in a civil suit brought by the SEC. We were not named in the indictment or civil suit, and are cooperating with the government investigations.

We were named as a defendant in several civil lawsuits regarding the Peregrine software resale transactions, in which purchasers and other individuals who acquired Peregrine stock alleged that we participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price, and we were also sued by a trustee succeeding the interests of Peregrine for the same conduct. Specifically, we were named as a defendant in the following actions: Ariko v. Moores (Superior Court, County of San Diego), Allocco v. Gardner (Superior Court, County of San Diego), Bains v. Moores (Superior Court, County of San Diego), Peregrine Litigation Trust v. KPMG LLP (Superior Court, County of San Diego), and In re Peregrine Systems, Inc. Securities Litigation (U.S.

District Court for the Southern District of California). Our former parent, KPMG LLP, also sought indemnity from us for certain liability it may face in the same litigations, and we had agreed to indemnify them in certain of these matters. As a result of tentative agreements reached in December 2005, we have executed settlement agreements whereby, if the courts in each of the cases give certain approvals, we will be released from liability in the Allocco, Ariko, Bains and Peregrine Litigation Trust matters and in all claims for indemnity by KPMG LLP in each of these cases. Settlement payments under these agreements will total approximately $35.9 million and are expected to be made to the plaintiffs on or after March 31, 2006. The settlement payments are included as part of costs of service in the consolidated statement of operations for the year ended December 31, 2004. We did not settle the In re Peregrine Systems, Inc. Securities Litigation. On January 19, 2005 the In re Peregrine Systems, Inc. Securities Litigation matter was dismissed by the trial court as it relates to us and on January 17, 2006 the court granted plaintiffs’ motion for entry of judgment so the plaintiffs can appeal the dismissal in advance of any trial on the merits against the remaining parties.

Government Investigation

In December 2004, we were served with a subpoena by the Grand Jury for the U.S. District Court for the Central District of California. The subpoena seeks records relating to 12 contracts between the Federal government and us, including two General Services Administration (“GSA”) schedules, as well as other documents and records. The December 2004 subpoena is extraordinarily broad in its coverage and does not identify any underlying statute that would be the basis of the government’s investigation. We have produced documents to the government in accordance with an agreement with the Assistant U.S. Attorney that narrows substantially the materials that are to be provided. We continue to be under an obligation to preserve all documents responsive to the subpoena and the Assistant U.S. Attorney may at any time require us to produce additional documents within the scope of the full subpoena. We believe that the focus of the government review is upon our billing and time/expense practices, as well as alliance agreements when referral or commission payments were permitted. Given the extremely broad scope of the subpoena and the limited information we have received from the U.S. Attorney’s office regarding the status of its investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved and whether the focus of the investigation is in pursuit of criminal or civil remedies. Accordingly, it is not possible to predict with certainty whether or not we will ultimately be successful in this matter or, if not, what the impact might be.

Travel Rebate Investigation

In December 2005, we executed a settlement agreement with the Civil Division of the U.S. Department of Justice to settle allegations of potential understatement of travel credits to government contracts. Pursuant to the settlement agreement, we paid $15.5 million in the aggregate, including related fees, in December 2005. The settlement payment is included as part of selling, general & administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2004.

Core Financial Logistics System

There is an ongoing investigation of the Core Financial Logistics System (“CoreFLS”) project by the Inspector General’s Office (“VA IG”) of the Department of Veterans Affairs and by the U.S. Attorney for the Central District of Florida (“AUSA”). To date, we have been issued two subpoenas, in June 2004 and December 2004, seeking the production of documents relating to the CoreFLS project. We are cooperating with the investigation and have produced documents in response to the subpoenas. Throughout the process, counsel for the Company has had discussions with the VA IG and AUSA offices and has been advised that the investigation is not focused on the Company alone, but instead on the CoreFLS project as a whole. To date, there have been no specific allegations of criminal or fraudulent conduct on the part of the Company. Similarly, there have been no contractual claims filed against us by the Veterans Administration in connection with the CoreFLS project. We believe that we have complied with all of our obligations under the CoreFLS contract. We cannot, however, predict the outcome of the inquiry or whether any criminal, civil or contractual allegations or claims will be made in the future. Accordingly, it is not possible to predict with certainty whether or not we will ultimately be successful in this matter or, if not, what the impact might be.

2003 Class Action

As disclosed in our prior reports, various separate complaints purporting to be class actions were filed in the U.S. District Court for the Eastern District of Virginia alleging that we and certain of our officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that we made materially misleading statements with respect to our financial results for the first three quarters of fiscal year 2003 in our SEC filings and press releases. The Plaintiffs’ Amended Consolidated Complaint was filed on December 31, 2003. Defendants’ Motion to Dismiss was filed on February 10, 2004. On March 31, 2004, the parties filed a stipulation requesting that the court approve a settlement of this matter for $1.7 million, all of which is to be paid by our insurer. On April 2, 2004, the court considered and gave preliminary approval to the proposed settlement. Notice of the proposed settlement was sent to the purported class of shareholders and the court gave final approval to the proposed settlement on July 16, 2004.

2005 Class Action Suits

In and after April 2005, various separate complaints purporting to be class actions were filed in the U.S. District Court for the Eastern District of Virginia alleging that we and certain of our current and former officers and directors violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The complaints contained varying allegations, including that we made materially misleading statements with respect to our financial results for the first three quarters of fiscal year 2004 in our SEC filings and press releases. Following the Court’s appointment of Matrix Capital Management Fund L.P. (“Matrix”) as lead plaintiff, on October 7, 2005, Matrix filed its Consolidated Complaint which seeks class action certification, contains varying allegations, including that we made materially misleading statements between August 14, 2003 and April 20, 2005 with respect to our financial results in our SEC filings and press releases and does not specify the amount of damages sought. On December 2, 2005, a hearing was held on our Motion to Dismiss this complaint. On January 17, 2006, the court certified a class. It is not possible to predict with certainty whether or not we will ultimately be successful in this matter or, if not, what the impact might be.

2005 Shareholders’ Derivative Demand

On May 20, 2005, we received a letter from counsel representing one of our shareholders requesting that we initiate a lawsuit against our Board of Directors and certain present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in our report filed on Form 8-K, dated April 20, 2005. We have responded to this demand by stating that we will communicate further with counsel for the shareholder following completion of the investigation being conducted by the Audit Committee of the Board of Directors. It is not possible to predict the outcome of this matter, or what the impact might be, if any.

Series B Debentures Suit

As previously disclosed in Forms 8-K filed on November 7, 2005 and November 21, 2005, counsel for certain holders of our 2.75% Series B Convertible Subordinated Debentures due 2024 (the “Series B Debentures”) delivered purported notices of default and acceleration to us asserting that, as the result of our failure to file certain periodic reports timely, we were in default under the indenture (the “Indenture”) related to the Series B Debentures and asserting that all of the principal and accrued interest on the Series B Debentures was immediately due and payable. On January 18, 2006, the Bank of New York, as Indenture Trustee on behalf of all holders of the Series B Debentures of the Company, filed a lawsuit in the Supreme Court of the State of

New York, County of New York, alleging a breach of the Indenture and a breach of the covenant of good faith and fair dealing consistent with the prior assertions and seeking a determination that we had breached the Indenture. The lawsuit seeks various forms of relief, including that we pay the holders of the Series B Debentures either the principal, any accrued and unpaid interest, premium, and liquidated damages due or the difference between the fair market value of the Series B Debentures on November 17, 2005 and par, whichever is greater.

For the reasons previously disclosed in the above Form 8-Ks, in our view the purported notices of default and acceleration did not comply with the Indenture requirements, were substantively flawed as to the reporting covenant in question, and consequently were invalid and without merit. The subsequent claims discussed above are, in our view, invalid and without merit.

Other Legal Proceedings

In addition to the matters referred to above, we are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. Except for the matters set forth above, we do not expect that any of these matters, individually or in the aggregate, will have a material effect on our results of operations. Additional information regarding our legal proceedings is incorporated by reference herein from Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “BE.” Until we are current with all of our periodic reporting requirements with the SEC, the NYSE will identify us as a late filer on its website and consolidated tape by affixing the letters “LF” to our common stock ticker symbol. Prior to October 3, 2002, our common stock was listed on the Nasdaq National Market under the trading symbol “KCIN.” On October 2, 2002, we changed our name to BearingPoint, Inc. and ceased trading on the Nasdaq National Market. On October 3, 2002, our common stock began trading on the NYSE. The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq National Market (for periods before October 3, 2002) and on the NYSE (for periods on or after October 3, 2002) for the quarterly periods indicated.

Price Range of Common Stock

	Price Range of Common Stock
	High	Low
Fiscal Year 2004
Fourth Quarter ended December 31, 2004	$9.98	$7.29
Third Quarter ended September 30, 2004	9.25	7.22
Second Quarter ended June 30, 2004	11.00	8.03
First Quarter ended March 31, 2004	11.30	9.50

Six Month Period Ended December 31, 2003
Quarter ended December 31, 2003	10.25	7.90
Quarter ended September 30, 2003	11.25	6.75

Fiscal Year 2003
Fourth Quarter ended June 30, 2003	10.80	5.80
Third Quarter ended March 31, 2003	8.60	5.78
Second Quarter ended December 31, 2002	9.02	5.03
First Quarter ended September 30, 2002	15.01	5.35

Holders

At January 3, 2006, we had approximately 1,050 stockholders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Our credit facility contains prohibitions on our payment of dividends. Our future dividend policy will also depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Issuer Purchases of Equity Securities

In August 2001, our Board of Directors authorized us to repurchase up to $100.0 million of our common stock. As of December 31, 2004, we had repurchased 3,812,250 shares of our common stock at an aggregate purchase price of $35.7 million and were authorized to repurchase up to $64.3 million of additional amounts of our common stock. In April 2005, our Board of Directors authorized a stock repurchase program allowing for the repurchase of up to an additional $100.0 million of our common stock over a twelve-month period beginning April 11, 2005; therefore, together with the previous stock repurchase program, we are authorized to repurchase an aggregate of $164.3 million of our common stock. Any shares repurchased under the stock repurchase programs will be held as treasury shares. We did not repurchase any of our common stock during the year ended December 31, 2004. In addition, our credit facility contains limitations on our ability to repurchase shares of our common stock.

Sales of Securities Not Registered Under the Securities Act

2.50% Series A Convertible Subordinated Debentures and 2.75% Series B Convertible Subordinated Debentures due 2024

On December 22, 2004, we completed the sale of the $225.0 million aggregate principal amount of our 2.50% Series A Convertible Subordinated Debentures due 2024 (the “Series A Debentures”) and $175.0 million of our 2.75% Series B Convertible Subordinated Debentures due 2024 (the “Series B Debentures” and together with the Series A Debentures, the “Subordinated Debentures”) to certain qualified institutional buyers, as defined in Rule 144A. The Subordinated Debentures were offered to the initial purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On January 5, 2005, we completed the sale of an additional $25.0 million aggregate principal amount of our Series A Debentures and an additional $25.0 million of our Series B Debentures. The additional Subordinated Debentures were offered to the initial purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The additional Subordinated Debentures were sold only to certain qualified institutional buyers pursuant to Rule 144A of the Securities Act.

The net proceeds from the sale of the Subordinated Debentures were approximately $435.6 million, after deducting offering expenses and the initial purchasers’ commissions of approximately $11.4 million and other fees and expenses of approximately $3.0 million. We used approximately $242.6 million of the net proceeds from the sale of the Subordinated Debentures to repay our outstanding senior notes and approximately $135.0 million to repay amounts outstanding under our then existing revolving credit facility. We also used the proceeds to pay fees and expenses in connection with entering into a $400.0 million Interim Senior Secured Credit Agreement (the “2004 Interim Credit Facility”). The remainder was used for general corporate purposes.

The Series A Debentures bear interest at a rate of 2.50% per year and will mature on December 15, 2024. The Series B Debentures bear interest at a rate of 2.75% per year and will mature on December 15, 2024. Interest will be payable on the Subordinated Debentures on June 15 and December 15 of each year, beginning June 15, 2005. The Subordinated Debentures are unsecured and are subordinated to our existing and future senior debt, including the Senior Debentures and the Senior Secured Credit Facility (the “2005 Credit Facility”) (see below). Due to the delay in the completion of our audited financial statements for the fiscal year ended December 31, 2004, we were unable to file a timely registration statement with the SEC to register for resale our Subordinated Debentures and underlying common stock. Accordingly, pursuant to the terms of these securities, the applicable interest rate on each series of Subordinated Debentures increased by 0.25% beginning on March 23, 2005 and increased another 0.25% beginning on June 22, 2005. These changes combined to increase the interest rate on the Series A Debentures and the Series B Debentures to 3.00% and 3.25%, respectively, and will be the applicable interest rates through the date the registration statement is declared effective.

The Subordinated Debentures are initially convertible, under certain circumstances, into shares of our common stock at a conversion rate of 95.2408 shares for each $1,000 principal amount of the Subordinated Debentures, subject to adjustments, equal to an initial conversion price of approximately $10.50 per share. Holders of the Subordinated Debentures may exercise the right to convert the Subordinated Debentures prior to their maturity only under certain circumstances, including when our stock price reaches a specified level for a specified period of time, upon notice of redemption, and upon specified corporate transactions. Upon conversion of the Subordinated Debentures, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Subordinated Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at our election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the Subordinated Debentures are convertible into shares of the acquiring or surviving company.

On December 15, 2011, December 15, 2014 and December 15, 2019, holders of Series A Debentures, at their option, have the right to require us to repurchase any outstanding Series A Debentures. On December 15, 2014 and December 15, 2019, holders of Series B Debentures, at their option, have the right to require us to repurchase any outstanding Series B Debentures. In each case, we will pay a repurchase price in cash equal to 100% of the principal amount of the Subordinated Debentures, plus accrued and unpaid interest, including liquidated damages, if any, to the repurchase date. In addition, holders of the Subordinated Debentures may require us to repurchase all or a portion of the Subordinated Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the Subordinated Debentures, plus any accrued but unpaid interest and liquidated damages, if any, to but not including the repurchase date. A designated event includes certain change of control transactions and a termination of trading, occurring if our common stock is no longer listed for trading on a U.S. national securities exchange.

We may redeem some or all of the Series A Debentures beginning on December 23, 2011 and, beginning on December 23, 2014, may redeem the Series B Debentures, in each case at a redemption price in cash equal to 100% of the principal amount of the Subordinated Debentures plus accrued and unpaid interest and liquidated damages, if any, on the Subordinated Debentures to, but not including, the redemption date.

Upon a continuing event of default, the trustee or the holders of at least 25% in aggregate principal amount of the Subordinated Debentures may declare the applicable series of Debentures immediately due and payable. An event of default generally means that we:

•	Fail to satisfy our conversion obligation upon conversion of the Subordinated Debentures upon exercise of a holder’s conversion right;

•	Fail to provide timely notice of a designated event or the effective date of a change in control and such failure continues for a period of 5 days;

•	Fail to repurchase the Subordinated Debentures at the option of holders or following a designated event;

•	Fail to redeem the Subordinated Debentures after we exercise our redemption option;

•	Fail to pay the principal amount of the Subordinated Debentures at maturity when due and payable;

•	Fail to pay any interest or liquidated damages when due and payable on the Subordinated Debentures and such failure continues for a period of 30 days;

•	Fail to perform or observe any term, covenant or agreement in the Subordinated Debentures or the Indenture, including, without limitation, the covenant that we deliver copies of our annual and quarterly reports to the trustee within 15 calendar days after they are filed with the SEC, for a period of 60 days after written notice of such failure is provided to us by the trustee or to us and the trustee by the holders of at least 25% in aggregate principal amount of the Subordinated Debentures then outstanding; or

•	Fail to pay when due at maturity or upon the acceleration of the maturity of any of our indebtedness or our designated subsidiaries for borrowed money in an aggregate amount of $25.0 million or more unless rescinded or waived.

In addition, upon the occurrence of certain events of bankruptcy, insolvency or reorganization, the aggregate principal amount of the Subordinated Debentures will become immediately due and payable. For information regarding the purported notices of default, the purported notice of acceleration and lawsuit under the Subordinated Debentures, see Item 1, “Business.”

5.00% Convertible Senior Subordinated Debentures due 2025

On April 27, 2005, we completed the sale of the $200.0 million aggregate principal amount of the 5.00% Convertible Senior Subordinated Debentures (the “April 2005 Senior Debentures”) due 2025 to accredited investors that are also qualified institutional buyers, as defined in Rule 144A. The April 2005 Senior Debentures were offered pursuant to the exemption from registration provided by Regulation D under the Securities Act.

The net proceeds from the sale of the April 2005 Senior Debentures, after deducting offering expenses and the placement agents’ commissions and other fees and expenses, were approximately $192.8 million. We used the net proceeds from the offering to replace the working capital recently used to cash collateralize letters of credit under the 2004 Interim Credit Facility, and used the remaining net proceeds to support letters of credit or surety bonds otherwise in respect to our state and local business and for general corporate purposes.

The April 2005 Senior Debentures bear interest at a rate of 5.00% per year and will mature on April 15, 2025. Interest will be payable on the April 2005 Senior Debentures on April 15 and October 15 of each year, beginning October 15, 2005. The April 2005 Senior Debentures are unsecured and are subordinated to our existing and future senior debt. The April 2005 Senior Debentures are pari passu with the July 2005 Senior Debentures (discussed below) and senior to the Series A Debentures and the Series B Debentures. Since we failed to file a registration statement with the SEC to register for resale our April 2005 Senior Debentures and the underlying common stock by December 31, 2005, the interest rate on the April 2005 Senior Debentures increased by 0.25% to 5.25% beginning on January 1, 2006 and will continue to be the applicable interest rate through the date the registration statement is filed.

The April 2005 Senior Debentures are initially convertible into shares of our Common Stock at a conversion rate of 151.5151 shares for each $1,000 principal amount of the April 2005 Senior Debentures, subject to adjustments, equal to an initial conversion price of $6.60 per share at any time prior to the stated maturity. Upon conversion of the April 2005 Senior Debentures, we will have the right to deliver, in lieu of shares of Common Stock, cash or a combination of cash and shares of Common Stock. The April 2005 Senior Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at our election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the April 2005 Senior Debentures are convertible into shares of the acquiring or surviving company.

The holders of the April 2005 Senior Debentures have the right, at their option, to require us to repurchase all or some of their debentures on April 15, 2009, 2013, 2015 and 2020. In each case, we will pay a repurchase price in cash equal to 100% of the principal amount of the April 2005 Senior Debentures, plus any accrued but unpaid interest, including additional interest, if any, to the repurchase date. In addition, holders of the April 2005 Senior Debentures may require us to repurchase all or a portion of the April 2005 Senior Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the April 2005 Senior Debentures, plus any accrued but unpaid interest and additional interest, if any, to but not including the repurchase date. A designated event includes certain change of control transactions and a termination of trading, occurring if our Common Stock is no longer listed for trading on a U.S. national securities exchange.

The April 2005 Senior Debentures will be redeemable at our option on or after April 15, 2009 at a redemption price in cash equal to 100% of the principal amount of the April 2005 Senior Debentures plus accrued and unpaid interest and additional interest, if any, on the April 2005 Senior Debentures to but not including the redemption date. Upon a continuing event of default, the trustee or the holders of at least 25% in aggregate principal amount of the April 2005 Senior Debentures may declare the April 2005 Senior Debentures immediately due and payable.

An event of default generally means that we:

•	Fail to satisfy our conversion obligation upon conversion of the April 2005 Senior Debentures upon exercise of a holder’s conversion right;

•	Fail to provide timely notice of a designated event or the effective date of a change in control and such failure continues for a period of 5 days;

•	Fail to repurchase the April 2005 Senior Debentures at the option of holders or following a designated event;

•	Fail to redeem the April 2005 Senior Debentures after we exercise our redemption option;

•	Fail to pay the principal amount of the April 2005 Senior Debentures at maturity when due and payable;

•	Fail to pay any interest or additional interest when due and payable on the April 2005 Senior Debentures and such failure continues for a period of 30 days;

•	Fail to perform or observe any term, covenant or agreement in the April 2005 Senior Debentures or the Indenture, including, without limitation, the covenant that we deliver copies of our annual and quarterly reports to the trustee within 15 calendar days after they are filed with the SEC, for a period of 60 days after written notice of such failure is provided to us by the trustee or to us and the trustee by the holders of at least 25% in aggregate principal amount of the April 2005 Senior Debentures then outstanding; or

•	Fail to pay when due at maturity or upon the acceleration of the maturity of any of our indebtedness or our designated subsidiaries for borrowed money in an aggregate amount of $25.0 million or more unless rescinded or waived.

In addition, upon the occurrence of certain events of bankruptcy, insolvency or reorganization, the aggregate principal amount of the April 2005 Senior Debentures will become immediately due and payable.

0.50% Convertible Senior Subordinated Debentures

On July 15, 2005, we completed the sale of the $40.0 million aggregate principal amount of our 0.50% Convertible Senior Subordinated Debentures due July 2010 (the “July 2005 Senior Debentures” and together with the April 2005 Senior Debentures, the “Senior Debentures”) and common stock warrants (the “July 2005 Warrants”) to purchase up to 3.5 million shares of our common stock, pursuant to a securities purchase agreement, dated July 15, 2005 (the “July 2005 Securities Purchase Agreement”). The July 2005 Senior Debentures and the July 2005 Warrants were offered only to accredited investors pursuant to the exemption from registration provided by Regulation D under the Securities Act.

The net proceeds from the sale of the July 2005 Senior Debentures and the July 2005 Warrants, after deducting offering expenses and other fees and expenses, were approximately $37.8 million. We intend to use the net proceeds from the offering for general corporate purposes, including the funding of strategic acquisitions to build capabilities in certain areas.

The July 2005 Senior Debentures bear interest at a rate of 0.50% per year and will mature on July 15, 2010. Interest will be payable on the July 2005 Senior Debentures on January 15 and July 15 of each year, beginning January 15, 2006. The July 2005 Senior Debentures are unsecured and are subordinated to our existing and future senior debt. The July 2005 Senior Debentures are pari passu to the April 2005 Senior Debentures and senior to the Series A Debentures and the Series B Debentures. Since we failed to file a registration statement with the SEC to register for resale our July 2005 Senior Debentures and the underlying common stock by December 31, 2005, the interest rate on the July 2005 Senior Debentures increased by 0.25% beginning on January 1, 2006 and will be the applicable interest rate through the date the registration statement is filed.

The July 2005 Senior Debentures are initially convertible on or after July 15, 2006 into shares of our common stock at a conversion price of $6.75 per share, subject to anti-dilution and other adjustments. The July 2005 Senior Debentures will be entitled, in certain change of control transactions, to an adjustment in the conversion obligation so that the July 2005 Senior Debentures are convertible into shares of stock, other securities or other property or assets receivable upon the occurrence of such transaction by a holder of shares of our common stock in such transaction. Prior to July 15, 2006, the July 2005 Senior Debentures may only be converted upon the occurrence of certain change of control transactions, a termination of trading, or a continuing event of default.

The holders of the July 2005 Senior Debentures may require us to repurchase all or a portion of the July 2005 Senior Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the July 2005 Senior Debentures, plus any accrued but unpaid interest and additional interest, if any, to but not including the repurchase date. The list of designated events includes certain change of control transactions and a termination of trading occurring if our common stock is no longer listed for trading on a U.S. national securities exchange.

Upon a continuing event of default, the holders of at least 25% in aggregate principal amount of the July 2005 Senior Debentures may declare the July 2005 Senior Debentures immediately due and payable. An event of default generally means that we:

•	Fail to satisfy our conversion obligation upon conversion of the July 2005 Senior Debentures upon exercise of a holder’s conversion right;

•	Fail to provide timely notice of a designated event or the effective date of a change of control and such failure continues for a period of 5 days;

•	Fail to repurchase the July 2005 Senior Debentures at the option of holders or following a designated event;

•	Fail to redeem the July 2005 Senior Debentures after we exercise our redemption option;

•	Fail to pay the principal amount of the July 2005 Senior Debentures at maturity when due and payable;

•	Fail to pay any interest or additional interest when due and payable on the Debentures and such failure continues for a period of 30 days;

•	Fail to make cash payments upon conversion;

•	Fail to perform or observe any term, covenant or agreement in the July 2005 Senior Debentures or certain covenants in the July 2005 Securities Purchase Agreement, including, without limitation, the covenant that we deliver copies of our annual and quarterly reports to the trustee within 15 calendar days after they are filed with the SEC, for a period of 60 days after written notice of such failure is provided to us by the holders of at least 25% in aggregate principal amount of the July 2005 Senior Debentures then outstanding; or

•	Fail to pay when due at maturity or upon the acceleration of the maturity of any of our indebtedness or our designated subsidiaries for borrowed money in an aggregate amount of $25.0 million or more unless rescinded or waived.

In addition, upon the occurrence of certain events of bankruptcy, insolvency or reorganization, the aggregate principal amount of the July 2005 Senior Debentures will become immediately due and payable.

The July 2005 Warrants may be exercised on or after July 15, 2006 and have a five-year term. The initial number of shares issuable upon exercise of the July 2005 Warrants is 3.5 million shares of common stock, and the initial exercise price per share of common stock is $8.00. The number of shares and exercise price are subject to certain customary anti-dilution protections and other customary terms, including, in certain change of control transactions, an adjustment in the conversion obligation so that the July 2005 Warrants, upon exercise, will entitle the July 2005 Warrant holders to receive shares of stock, other securities or other property or assets receivable upon the occurrence of such transaction by a holder of shares of our common stock in such transaction.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2004 and 2003 and for the year ended December 31, 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 is derived from audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the year ended June 30, 2002 is derived from unaudited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected financial data for the periods prior to June 30, 2002 are derived from unaudited consolidated financial statements and, in the opinion of management, have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these periods. With the exception of December 31, 2004, the financial information shown below has been restated to reflect restatement adjustments for corrections of accounting errors and departures from generally accepted accounting principles in all periods presented (see also the “Explanatory Note” in this Form 10-K and Note 3, “Restatement” of the Notes to the Consolidated Financial Statements). Selected financial data should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related notes thereto included herein.

Statements of Operations

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended			Five Months Ended June 30, 2000
			June 30, 2003	June 30, 2002	June 30, 2001
		(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
				(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share amounts)
Revenue	$3,375,782	$1,522,503	$3,157,898	$2,383,099	$2,805,464	$1,164,733

Costs of service:
Costs of service	2,816,559	1,221,249	2,436,864	1,761,444	2,092,458	878,509
Lease and facilities restructuring charges	11,699	61,436	17,283	—	—	—
Impairment charges	—	—	—	23,914	7,827	8,000

Total costs of service	2,828,258	1,282,685	2,454,147	1,785,358	2,100,285	886,509

Gross profit	547,524	239,818	703,751	597,741	705,179	278,224
Amortization of purchased intangible assets	3,457	10,212	45,127	3,014	—	—
Amortization of goodwill	—	—	—	—	18,176	5,210
Goodwill impairment charge (1)	397,065	127,326	—	—	—	—
Selling, general and administrative expenses	641,176	272,250	550,098	477,230	465,905	206,511
Special payment to managing directors (2)	—	—	—	—	—	34,520

Operating income (loss)	(494,174)	(169,970)	108,526	117,497	221,098	31,983
Interest / other income (expense), net (3)	(17,644)	(1,773)	(10,493)	1,217	(16,119)	(10,691)
Loss on early extinguishment of debt	(22,617)	—	—	—	—	—
Gain on sale of assets	—	—	—	—	6,867	—
Equity in losses of affiliate and loss on redemption of equity interest in affiliate	—	—	—	—	(76,019)	(15,812)

Income (loss) before taxes and cumulative effect of change in accounting principle	(534,435)	(171,743)	98,033	118,714	135,827	5,480
Income tax expense	11,791	4,872	65,342	80,263	102,798	27,782

Income (loss) before cumulative effect of change in accounting principle	(546,226)	(176,615)	32,691	38,451	33,029	(22,302)
Cumulative effect of change in accounting principle, net of tax (4)	—	—	—	(79,960)	—	—

Net income (loss) (5)	(546,226)	(176,615)	32,691	(41,509)	33,029	(22,302)

Dividend on Series A Preferred Stock	—	—	—	—	(31,672)	(25,992)
Preferred stock conversion discount	—	—	—	—	(131,250)	—

Net income (loss) applicable to common stockholders	$(546,226)	$(176,615)	$32,691	$(41,509)	$(129,893)	$(48,294)

Earnings (loss) per share—basic and diluted:
Income (loss) before cumulative effect of change in accounting principle applicable to common stockholders	$(2.77)	$(0.91)	$0.18	$0.24	$(1.20)	$(0.64)
Cumulative effect of change in accounting principle	—	—	—	(0.50)	—	—

Net income (loss) applicable to common stockholders	$(2.77)	$(0.91)	$0.18	$(0.26)	$(1.20)	$(0.64)

Balance Sheet Data

	December 31, 2004	December 31, 2003	June 30, 2003	June 30, 2002	June 30, 2001	June 30, 2000
		(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
				(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Cash and cash equivalents	$244,810	$122,475	$121,790	$222,636	$93,327	$47,841
Total assets	2,182,707	2,211,613	2,150,210	948,029	1,072,018	1,033,440
Long-term liabilities	648,565	408,324	375,991	28,938	17,877	77,827
Total debt (6)	423,226	248,228	277,176	1,846	13,440	67,307
Total liabilities	1,558,009	1,141,618	1,006,990	384,935	464,828	665,470
Series A Mandatorily Redeemable Convertible Preferred Stock	—	—	—	—	—	1,050,000
Total stockholders’ equity (deficit)	624,698	1,069,995	1,143,220	563,094	607,190	(682,030)

(1)	During the year ended December 31, 2004 and the six months ended December 31, 2003, we recorded goodwill impairment charges of $397.1 million and $127.3 million, respectively, related to our EMEA operating segment. During the year ended June 30, 2003, we significantly expanded our international presence through a series of acquisitions. For additional information regarding the goodwill impairment charges and international acquisitions, see Note 6, “Goodwill and Other Intangible Assets,” and Note 7, “Acquisitions,” of the Notes to Consolidated Financial Statements, respectively.
(2)	For the period from January 31, 2000 through June 30, 2000, the profits of KPMG LLP and our Company were allocated among the partners of KPMG LLP and our Managing Directors as if the entities had been combined through June 30, 2000. Under this agreement, our Managing Directors received a special payment of $34.5 million by our Company for the five-month period ended June 30, 2000.
(3)	During the year ended December 31, 2004, we recorded a change in accounting principle resulting in a charge of $0.5 million related to the elimination of a one-month lag in reporting for certain Asia Pacific subsidiaries, as well as a subsidiary within the EMEA region. While the elimination of the one-month lag is considered a change in accounting principle, the effect of the change is included in other income (expense) due to the immateriality of the change in relation to consolidated net loss.
(4)	During the year ended June 30, 2002, we recognized a transitional impairment loss of $80.0 million as the cumulative effect of a change in accounting principle in connection with adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” For additional information regarding the transitional impairment charge, see Note 6, “Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements.
(5)	See Note 3, “Restatement,” of the Notes to Consolidated Financial Statements for the effect of restatement adjustments on net income (loss) for the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002. The restatement adjustments increased net loss for the year ended June 30, 2001 by $1.9 million or $0.01 per share, primarily related to the correction of accounting errors for accounts payable cutoff and correction of accounting errors for customer contracts, partially offset by correction of accounting errors for variable accounting adjustments for stock options. The restatement adjustments increased net loss for the five months ended June 30, 2000 by $4.5 million or $0.06 per share primarily related to correction of accounting errors for income taxes, partially offset by correction of accounting errors for accounts payable cutoff.
(6)	For additional information regarding our 2005 debt issuances, see Note 8, “Notes Payable,” of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations (MD&A) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See the “Disclosure Regarding Forward-Looking Statements.” All references to “years,” unless otherwise noted, refer to our twelve-month fiscal year, which prior to July 1, 2003, ended on June 30. In February 2004, our Board of Directors approved a change in our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. For example, a reference to “2003” or “fiscal year 2003” means the twelve-month period that ended on June 30, 2003, and a reference to “2004” or “fiscal year 2004” means the twelve-month period that ended on December 31, 2004.

The MD&A includes a non-Generally Accepted Accounting Principles (“GAAP”) constant-currency measure that monitors our constant-currency performance for non-U.S. operations and the Company as a whole. Constant-currency results are calculated by translating actual current-year and prior-year local currency revenues at the same predetermined exchange rates. The translated results are then used to determine year-over-year percentage increases or decreases that exclude the impact of currency. We believe presenting certain results on a constant-currency basis is useful to investors because it allows for a more meaningful comparison of the performance of our foreign operations from period to period.

Throughout this MD&A, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Overview

We are one of the world’s largest management consulting, systems integration and managed services firms, serving government agencies, Global 2000 companies, medium-sized businesses and other organizations. We provide business and technology strategy, systems design, architecture, applications implementation, network infrastructure, systems integration and managed services. In North America, we provide consulting services through industry groups in which we have significant industry-specific knowledge. Our focus on specific industries provides us with the ability to tailor our service offerings to reflect our understanding of the marketplaces in which our clients operate. Our operations outside of North America are organized on a geographic basis, with operations in Latin America, the Asia Pacific region, and Europe, the Middle East and Africa (“EMEA”). We utilize this multinational network to provide consistent integrated services throughout the world. Beginning in 2007, we intend to align our geographic business units more closely with our North American industry groups as we intend to manage our businesses globally through three industry groups, Public Services, Commercial Services and Financial Services. Our service offerings are designed to help our clients generate revenue, reduce costs and access the information necessary to operate their business efficiently.

We derive substantially all of our revenue from professional services activities. Our revenue is driven by our ability to continuously generate new opportunities to serve clients, by the prices we obtain for our service offerings, and by the size and utilization of our professional workforce. Our ability to generate new business is directly influenced by the economic conditions in the industries and regions we serve, our anticipation and response to technological change, and the type and level of technology spending by our clients.

The general economic downturn throughout the majority of calendar year 2003 negatively affected the operations of many of our clients and potential clients and, in turn, affected their consulting services spending. As consulting services spending diminished, the competition for new engagements increased, causing a decline in our volume of business and a decrease in our overall profitability during the greater part of calendar year 2003. However, throughout 2004 there were improvements in global economic conditions, which led to increased spending on consulting services in certain markets, particularly in our Public Services and Financial Services business units and in certain international regions.

Our revenue for the year ended December 31, 2004 was $3,375.8 million. This represented an increase in revenue of $245.6 million, or 7.8%, from revenue generated during the twelve months ended December 31, 2003 of $3,130.1 million. This increase in revenue was primarily attributable to growing customer demand, which resulted in an increase in engagement hours. To serve this increase in demand, we increased our billable headcount and improved utilization. In constant currency terms, we achieved consolidated revenue growth of approximately 5.2%. Our gross profit for the year ended December 31, 2004 was $547.5 million compared with $577.1 million for the twelve months ended December 31, 2003. Gross profit as a percentage of revenue decreased to 16.2% during the current year compared to 18.4% during the prior twelve-month period. For the year ended December 31, 2004 we realized a net loss of $546.2 million, or loss of $2.77 per share, compared to a net loss of $163.5 million, or loss of $0.85 per share, for the twelve months ended December 31, 2003.

Our net loss for the year ended December 31, 2004 included a goodwill impairment charge of $397.1 million. During the fourth quarter of the year ended December 31, 2004, we determined that a triggering event had occurred, causing us to perform a goodwill impairment test for all reporting units. The triggering event resulted from recent downgrades in our credit rating in December 2004, significant changes in senior management and underperforming foreign legal entities. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed a two-step impairment test to identify the potential impairment and, if necessary, to measure the amount of the impairment. Under step one of the impairment test, we determined there was an impairment in our EMEA reporting unit. In determining the fair value of our EMEA reporting unit at December 31, 2004, we revised certain assumptions relative to EMEA, which significantly decreased the fair value of this reporting unit relative to the fair value determined during our annual goodwill impairment test, which was as of April 1, 2004. These revisions include lowering our EMEA segment revenue growth expectations, increasing selling, general and administrative cost projections and factoring in a less than anticipated decline in compensation expense. These changes reflect lower than expected results for the year ended December 31, 2004 and management’s current expectations of future results. In order to quantify the impairment, under step two of the impairment test, we completed a hypothetical purchase price allocation of fair value determined in step one to all assets and liabilities of our EMEA reporting unit. As a result, a goodwill impairment loss of $397.1 million was recognized in our EMEA reporting unit as the carrying amount of the reporting unit was greater than the revised fair value of the reporting unit (as determined using the expected present value of future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill.

As of December 31, 2004, we had approximately 16,800 employees, including approximately 14,600 client service personnel. This represented an increase in our billable headcount of approximately 12.3% when compared to the prior year. Moreover, our consolidated utilization during the year ended December 31, 2004 improved by 5.1% when compared to the twelve months ended December 31, 2003. Utilization represents the percentage of time spent by our client service personnel on billable work. The improvement in our overall utilization was primarily the result of better alignment of our workforce with market demand for services. In general, we believe that our workforce is in line with the needs of the business; however, as economic conditions continue to improve, we will continue to hire qualified employees with the advanced consulting services skills necessary to deliver the services we offer. As of December 31, 2005, we had approximately 17,600 full-time employees, including approximately 15,400 professional consultants.

Although we experienced increases in client spending due to improvements in global economic conditions, we continued to experience pricing pressures, as competition for new engagements remained strong and as movement toward the use of lower-cost service delivery personnel continued to grow within our industry. For the year ended December 31, 2004, our consolidated billing rates declined 4.5% when compared to the twelve months ended December 31, 2003. We experienced continued pricing pressures in 2005 and we anticipate that we will continue to experience pricing pressures going forward; however, we are working to maintain our margins by implementing various cost control initiatives and complementing our solutions offerings by building greater offshore capabilities.

Over the past year we completed a number of private securities offerings in an effort to improve our overall liquidity. During December 2004 we completed the offering of $225.0 million aggregate principal amount of 2.50% Series A Convertible Subordinated Debentures and $175.0 million aggregate principal amount of 2.75% Series B Convertible Subordinated Debentures. During the first half of 2005 we issued an additional $25.0 million aggregate principal amount of our Series A Convertible Subordinated Debentures and $25.0 million aggregate principal amount of Series B Convertible Subordinated Debentures, issued an aggregate principal amount of $200.0 million of 5.00% Convertible Senior Subordinated Debentures and issued an aggregate principal amount of $40.0 million of 0.50% Convertible Senior Subordinated Debentures. In total, we received approximately $666.3 million in net proceeds from the offerings. The proceeds from the offerings were used to repay amounts outstanding under our existing borrowings, to support letters of credit and surety bonds in connection with our state and local business, and for general corporate purposes. For additional information regarding our debt restructuring, see Note 8, “Notes Payable,” of the Notes to Consolidated Financial Statements.

As previously disclosed in our Notification of Late Filing on Form 12b-25 filed with the SEC on March 17, 2005, we were unable to file this Annual Report on Form 10-K on a timely basis as we experienced significant delays in completing our consolidated financial statements for the year ended December 31, 2004. Such delays were primarily the result of (1) the need to perform significant substantive procedures to compensate for the material weaknesses in our internal control over financial reporting, (2) the additional time required for us to complete our expanded financial statement close procedures in a number of areas, including revenue recognition, tax equalization and accrual of invoices, (3) the additional time required to perform a substantive review of the majority of our contracts in North America and other financial records, (4) the need to validate information derived from our financial accounting system for our North America operations implemented in April 2004, and (5) our continued efforts to complete management’s assessment of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Our review and evaluation of our internal control over financial reporting have identified a number of material weaknesses. As a result, management’s assessment of internal control over financial reporting concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004. For additional information regarding the material weaknesses, see Item 9A, “Controls and Procedures.”

As a result of performing these expanded financial statement close and data validation procedures, we identified errors and departures from GAAP that impacted certain of our previously issued financial statements. Consequently, our management has determined that our previously issued financial statements and related financial information for the six months ended December 31, 2003 and the fiscal years ended June 30, 2003, 2002, 2001 and five-month period ended June 30, 2000 and corresponding quarterly periods therein, should be restated to correct accounting errors and departures from GAAP identified in those periods. The restated financial statements include a number of restatement adjustments, relating to errors in the accounting for revenue, intercompany loans, leases, employee global mobility and tax equalization, property and equipment, accounts payable, accruals, expense cut-off, stock options, income taxes and other miscellaneous items. The restatement adjustments increased our net loss and loss per share for the six months ended December 31, 2003 by approximately $10.8 million, or $0.05 per share, reduced our net income and earnings per share for the year ended June 30, 2003 by approximately $8.6 million, or $0.04 per share, and increased our net loss and loss per share for the year ended June 30, 2002 by approximately $14.6 million, or $0.09 per share. The net effect of the restatement adjustments to consolidated revenue for the six months ended December 31, 2003 and years ended June 30, 2003 and 2002, was an increase (decrease) of $(31.9) million, $18.6 million and $15.5 million, respectively. In addition, the restatement adjustments impacted our previously issued financial statements for the quarterly periods during the year ended December 31, 2004. Accordingly, all referenced amounts in this Annual Report on Form 10-K for the prior periods mentioned above have been restated to reflect amounts on a restated basis. For additional information regarding the individual restatement adjustments, see Note 3, “Restatement,” of the Notes to the Consolidated Financial Statements.

Principal Business Goals for 2005 and Beyond

Our principal business goals for 2005 were focused on, and in 2006 will continue to be focused on, resolving the issues related to our processes and financial reporting, strengthening our business model and addressing human resources issues.

Financial Reporting and Processes: Our top priorities with respect to financial reporting and process issues have been to resolve the process, training and system issues related to financial accounting for our North America operations and focusing on the remediation of material weaknesses in our internal controls identified as part of management’s review and evaluation of internal control over financial reporting. Successful resolution of these issues will help us to file our periodic reports with the SEC, including Form 10-K and Forms 10-Q, on a timely basis. In addition, we expect that the resolution of these issues will improve our billings and cash collections procedures and result in improved cash flow. Our intent is to improve our credit rating and reduce the cash or credit capacity required to support performance bonds and letters of credit primarily in connection with our state and local practice.

Strengthen our Business Model: We have taken various actions to strengthen our business model that we expect will improve our competitive position and financial results. Our actions included:

•	Improving our service offerings and go-to-market strategy. We increased our investment in the development of superior solutions and insights, while working to improve our relationships with more senior and influential decision makers. In 2005, we established the BearingPoint Institute for Executive Insight to advance our thought leadership and facilitate the development of premium, higher-margin services.

•	Improving engagement profitability. We increased, and we intend to continue to increase, our focus on projects that are larger in nature and that are more profitable. We increased our investment in strategic services that support our clients’ mission critical programs. These are services that garner improved margins. Early in 2005, we conducted a comprehensive portfolio review to assess the profitability of our services across our global business. Since then, we have taken steps to reduce our presence in certain non-core and under-performing business areas and geographies and have established a deal review committee to review significant proposals and contracts. Those proposals and contracts are reviewed for a number of factors, including profitability and engagement risk.

•	Improving the management of projects and reducing the cost of delivery. We also intend to leverage our workforce more effectively by improving the managing director to staff ratio on projects, while increasing the use of lower cost resources both offshore (China and India) and domestically (Hattiesburg, Mississippi) to support engagement work. We also implemented stricter criteria concerning the use of subcontractors in an effort to reduce our use of subcontractors and drive greater utilization of internal resources.

•	Reducing the cost and improving the quality of our corporate services. In an effort to reduce our SG&A costs and improve service levels, we launched a comprehensive review of all corporate services including our finance support, real estate and occupancy, information technology, human resources, marketing and other functions. We are aggressively exploring cost reduction opportunities to move non-core administrative activities off shore and we continue to make progress against our previously announced office space reduction program in order to reduce real estate costs. In addition, because each of our international regions is operating on its own IT platforms, we are considering various options, including significant investments in 2006 and 2007 to more closely integrate our world-wide systems and to reduce future SG&A costs. In early 2005, we essentially completed the transition of infrastructure and support services that were provided by KPMG LLP. See Note 13, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements.

Human Resources: Our efforts in human resources are intended to improve the quality of our management and to enhance the attractiveness of career opportunities at BearingPoint. Subsequent to December 31, 2004, we

made considerable progress in strengthening our executive and senior management ranks with the recruitment of several key individuals, including a new Chief Executive Officer, a new Chief Accounting Officer, and a new Controller and streamlined our management structure. We have also taken actions to raise the quality of our Managing Director group and are implementing a new compensation structure tied to new metrics to better evaluate Managing Director performance and link rewards and advancement to accountability and corporate performance. In April 2005, we announced a program that would issue up to $165.0 million of restricted stock units to Managing Directors and other key employees. In June 2005, we announced that certain employees below the managing director level will be eligible to participate in the BE an Owner Program. Under this program, as amended, in January 2006, we will make a cash payment to each eligible employee in an amount equal to 1.5% of such employee’s annual salary as of October 3, 2005 (which payment is estimated to be approximately $18.4 million in the aggregate), and in January 1, 2007, we will make a contribution, as a special offering under our Employee Stock Purchase Plan (“ESPP”), to each eligible employee in an amount equal to 1.5% of such employee’s annual salary as of October 3, 2005 into such eligible employee’s ESPP account, which contribution will be used to purchase shares of our common stock at a 15% discount. We estimate that the RSUs and BE an Owner Program would raise the levels of employee ownership from approximately 2% to approximately 13%. However, we will not be able to settle the RSUs or purchase shares as a special offering under the ESPP until we are current on our SEC filings and we have a valid registration statement covering the shares to be issued.

Segments

For the year ended December 31, 2004, our reportable segments consist of our four North America industry groups (Public Services, Financial Services, Communications, Content and Utilities (previously referred to as Communications & Content) and Consumer, Industrial and Technology), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Our chief operating decision maker, the Chief Executive Officer (who also serves as interim Chief Financial Officer), evaluates performance and allocates resources among the segments. Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 19, “Segment Information,” of the Notes to Consolidated Financial Statements. Beginning in fiscal year 2005, we combined our Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group. We intend to align the operations within our geographic business units more closely with our North American industry groups and to manage our businesses globally by the three industries beginning in 2007.

Significant Components of Our Statements of Operations

Revenue. We derive substantially all of our revenue from professional service activities. Revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors (collectively referred to as “other direct contract expenses”). Unbilled revenue represents revenue for services performed that have not been billed. Billings in excess of revenue recognized for which payments have been received are recorded as deferred revenue until the applicable revenue recognition criteria are met. We recognize revenue when it is earned. We consider revenue to be earned when persuasive evidence of an arrangement exists, services have been rendered, fees are fixed or determinable and collection of revenue is reasonably assured. We generally enter into long-term, fixed-price, time-and-materials, time-and-materials not to exceed and cost-plus contracts to design, develop or modify multifaceted, client specific information technology systems. We generally recognize the majority of our revenue on a time-and-materials or percentage-of-completion basis as services are provided (See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements).

We enter into contracts with our clients that contain varying terms and conditions. These contracts provide that they can be terminated without significant advance notice or penalty. Generally, if a client terminates a project, the client remains obligated to pay for services performed and expenses incurred by us through the date of termination.

Costs of Service. Our costs of service include professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving our client base. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including costs associated with reductions in workforce and tax equalization for employees on foreign assignments). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Additionally, our costs of service include restructuring or impairment charges related to assets used in revenue-generating activities, such as costs incurred associated with our office space reduction effort.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets represents the amortization expense on identifiable intangible assets related to customer and market-related intangible assets, which resulted from our various acquisitions of businesses.

Goodwill Impairment Charge. Goodwill impairment charges represent the amount by which the carrying value of our goodwill exceeded the implied fair value of our goodwill as measured in accordance with SFAS No. 142 (see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements).

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

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt represents the make-whole premium, unamortized debt issuance costs and fees that were paid in connection with the early extinguishment of our $220.0 million in aggregate principal of senior notes (see Note 8, “Notes Payable,” of the Notes to Consolidated Financial Statements).

Income Tax Expense. Income tax expense is based upon pre-tax earnings and enacted income tax rates. Our income tax expense will differ from the applicable statutory rates due to the amount of nondeductible items, primarily nondeductible goodwill.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management’s estimates, assumptions and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are our most critical accounting policies include revenue recognition, valuation of accounts receivable, valuation of goodwill, accounting for income taxes, valuation of long-lived assets, accounting for leases, restructuring charges, legal contingencies, retirement benefits, accounting for stock options, accounting for intercompany loans and accounting for employee global mobility and tax equalization.

A critical accounting policy is one that involves making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. Critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations.

Revenue Recognition

We earn revenues from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes, (2) services to provide general business consulting, such as system selection or assessment, feasibility studies, business valuations, and corporate strategy services, (3) and managed services in which we manage, staff, maintain, host or otherwise run solutions and systems provided to our customers. Contracts for these services have different terms based on the scope, deliverables, and complexity of the engagement which require us to make judgments and estimates in recognizing revenues. Fees for these contracts may be in the form of time-and-materials, cost-plus and fixed price.

Technology integration services represent a significant portion of our business and are generally accounted for under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs to the client incurred as a percentage of the total estimated costs to the client. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Incentives and award payments are included in estimated revenues using the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

Revenues for general business consulting services are recognized as work is performed and amounts are earned in accordance with the Securities and Exchange Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. For contracts with fees based on time and materials or cost plus, we recognize revenue over the period of performance. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables have been provided.

For our managed service arrangements, we typically implement or build system applications for customers that we then manage or run for periods that may span several years. Such arrangements include the delivery of a combination of one or more of our service offerings and are governed by the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In managed service arrangements in which the system application implementation or build has standalone value to the customer, and we have evidence of fair value for the managed services, we bifurcate the total arrangement into two units of accounting: (i) the system application implementation or build which is recognized as technology integration services using the percentage-of-completion method under SOP 81-1, and (ii) managed services that are recognized under SAB No. 104 ratably over the estimated life of the customer relationship. In instances where we are unable to bifurcate implementation or build are deferred and recognized together with managed services upon completion of the system application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the system application implementation or build and managed services. Fees from transaction-based services are recognized as earned if we have evidence of fair value for such transactions; otherwise, transaction fees are spread ratably over the remaining life of the customer relationship period as received. The determination of fair value requires us to use significant judgment. We determine the fair value of service revenues based upon our recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Valuation of Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Assessing the collectibility of customer receivables requires management judgment. We determine our allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends and changes in our customer payment terms. Our valuation reserves are periodically reevaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available.

Valuation of Goodwill

Effective July 1, 2001, we early-adopted SFAS No. 142 and as a result, we recognized a transitional impairment loss of $80.0 million, net of tax, ($0.50 per share) as the cumulative effect of a change in accounting principle. This transitional impairment loss resulted from a change in the method of measuring impairments as prescribed by SFAS 142.

Following the adoption of SFAS No. 142, we no longer amortize goodwill and certain intangible assets, but instead assess the impairment of goodwill and identifiable intangible assets on at least an annual basis on April 1st and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historically or projected future operating results, identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, significant adverse changes in business climate or regulations, significant changes in senior management, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, a decline in our credit rating, or a reduction of our market capitalization relative to net book value. Determining whether a triggering event has occurred includes significant judgment from management.

The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. As of December 31, 2004, our reporting units consisted of our four North America industry groups and our three international regions. To conduct a goodwill impairment test, the fair value of the reporting unit is compared with its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the goodwill exceeds its implied fair value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

During the fourth quarter of the year ended December 31, 2004, we determined that a triggering event had occurred, causing us to perform a goodwill impairment test for all reporting units. The triggering event resulted from downgrades in our credit rating in December 2004, significant changes in senior management and underperforming foreign legal entities. As required by SFAS No. 142, we performed a two-step impairment test to identify the potential impairment and, if necessary, measure the amount of the impairment. Under step one of the impairment test, we determined there was an impairment in our EMEA reporting unit. In determining the fair value of our EMEA reporting unit at December 31, 2004, we revised certain assumptions relative to EMEA, which significantly decreased the fair value of this reporting unit relative to the fair value determined during our annual goodwill impairment test, which is as of April 1, 2004. These revisions include lowering our EMEA segment revenue growth expectations, increasing selling, general and administrative cost projections and factoring in a less than anticipated decline in compensation expense. These changes reflect lower than expected results for the year ended December 31, 2004 and management’s current expectations of future results. In order to quantify the impairment, under step two of the impairment test, we completed a hypothetical purchase price allocation of fair value determined in step one to all assets and liabilities of our EMEA reporting unit. As a result, a goodwill impairment loss of $397.1 million was recognized in our EMEA reporting unit as the carrying amount of the reporting unit was greater than the revised fair value of the reporting unit (as determined using the expected present value of future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill.

Accounting for Income Taxes

Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for income tax when, despite the belief that our tax positions are fully supportable, there remain certain positions that are probable to be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

The majority of our deferred tax assets at December 31, 2004 consist of foreign and state net operating loss carryforwards that will expire between 2007 and 2024. During 2004, the valuation allowance against foreign net operating loss and foreign tax credit carryforwards was increased by $26.8 million based on projections of future loss of certain foreign subsidiaries.

Since our inception various foreign, state and local authorities have audited us in the area of income taxes. Those audits included examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with foreign, state and local tax laws. In evaluating the exposure associated with various tax filing positions we accrue charges for exposures related to uncertain tax positions.

During 2005, the Internal Revenue Service commenced a federal income tax examination for the tax years ended June 30, 2001 and June 30, 2003. We are unable to determine the ultimate outcome of these examinations, but we believe that we have established appropriate reserves related to apportionment of income between jurisdictions, the impact of the restatement items and certain filing positions. We are also under examination from time to time in foreign, state and local jurisdictions.

During the year ended December 31, 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, no reserves established would have expired based on the statute of limitations with respect to certain tax examination periods. In addition, an increase to the reserve for tax exposures of $8.0 million, $3.4 million and $6.0 million, respectively, was recorded as an income tax expense for additional exposures, including interest and penalties.

At December 31, 2004, we believe we have appropriately accrued for exposures related to uncertain tax positions. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance.

Valuation of Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, internal capitalized software, and customer lists). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

Accounting for Leases

We lease all of our office facilities under non-cancelable operating leases that expire at various dates through 2015, along with options that permit renewals for additional periods. Rent abatements and escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term. We receive incentives to lease office facilities in certain areas. These incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidation and/or relocation of operations), changes in our strategic plan or managerial responses to increasing costs or declines in demand. The determination of restructuring charges requires management to utilize significant judgment and estimates related to expenses for employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of lease and facilities restructuring charges, we are required to estimate such factors as future vacancy rates, the time required to sublet excess facilities and sublease rates. These estimates are reviewed and potentially revised on a quarterly basis based on available information and known market conditions. If our assumptions prove to be inaccurate, we may need to make changes in these estimates that could impact our financial position and results of operations.

Legal Contingencies

We are currently involved in various claims and legal proceedings. We periodically review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. We use significant judgment in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information at that time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of potential liabilities could have a material impact on our financial position and results of operations. We expense legal fees as incurred.

Retirement Benefits

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Accounting for retirement plans requires management to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on our financial position and results of operations. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of our retirement benefits, see Note 17, “Employee Benefit Plans,” of the Notes to Consolidated Financial Statements.

Accounting for Stock Options

We recognize stock option costs pursuant to APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and have elected to disclose the impact of expensing stock options pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” in the notes to our financial statements. Effective for the quarter ended March 31, 2006, we will adopt the provisions of SFAS No. 123R, “Share-Based Payment.” Both SFAS No. 123 and 123R require management to make assumptions to determine the underlying value of stock options, including the expected life of the stock options and the volatility of the stock options. Changes to the underlying assumptions may have a significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.

Accounting for Intercompany Loans

Intercompany loans are classified between long and short term based on management’s intent regarding repayment. Translation gains and losses on short term debt are recorded in other income (expense), net in the income statement and similar gains and losses on long-term debt are recorded as other comprehensive income in shareholder’s equity. Accordingly, changes in management’s intent relative to the expected repayment of these intercompany loans will change the amount of translation gains and losses included in the income statement.

Accounting for Employee Global Mobility and Tax Equalization

We have a tax equalization policy designed to ensure our employees on domestic long-term and foreign assignments will be subject to the same level of personal tax regardless of the tax jurisdiction in which the employee works. We accrue for tax equalization expenses in the period incurred. As more fully described in Note 3, “Restatement,” of the Notes to Consolidated Financial Statements, we recorded restatement adjustments related to accounting errors for employee mobility and tax equalization. Included within the restatement adjustments, we calculated interest and penalties associated with failure to timely file and withhold payroll taxes. As of December 31, 2004, we have accrued approximately $67.6 million of expenses associated with tax equalization expenses and related interest and penalties. In the event we can settle the liability for less than the amount accrued, a credit to expenses will be recorded in the period of adjustment.

Financial Statement Presentation

The consolidated financial statements reflect the operations of our Company and all of our majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to calendar year 2004, certain of our consolidated foreign subsidiaries within the EMEA and Asia Pacific regions reported their results on a one-month lag. During calendar year 2004, the one-month lag for certain of these subsidiaries within the EMEA and Asia Pacific regions was eliminated (see Note 2, “Summary of Significant Accounting Principles” of the Notes to Consolidated Financial Statements). As of December 31, 2004, certain of our consolidated foreign subsidiaries within EMEA continue to report their results of operations on a one-month lag.

On February 2, 2004, we changed our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. As a requirement of this change, the results for the six-month period from July 1, 2003 to December 31, 2003 are reported as a separate transition period within the consolidated financial statements. Accordingly, management’s discussion and analysis of financial condition and results of operations will: (i) compare the audited results of operations for the year ended December 31, 2004 to the unaudited results of operations for the twelve months ended December 31, 2003; (ii) compare the audited results of operations for the six months ended December 31, 2003 to the unaudited results of operations for the six months ended December 31, 2002; (iii) compare the results of operations for the fiscal year ended June 30, 2003 to the unaudited results of operations for the fiscal year ended June 30, 2002; and (iv) discuss our liquidity and capital resources as of December 31, 2004.

Throughout the consolidated financial statements and accompanying notes, all referenced amounts related to prior periods reflect the balances and amounts on a restated basis. The restated financial statements for the fiscal year ended June 30, 2002 are presented unaudited and, in the opinion of management, have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the period.

Results of Operations

The following table presents certain comparative financial information for (1) the twelve months ended December 31, 2004 and 2003 and (2) the six months ended December 31, 2003 and 2002, respectively.

	Twelve Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2003	2002
		(as restated)	(as restated)	(as restated)
		(unaudited)		(unaudited)
	(in thousands, except share and per share amounts)
Revenue	$3,375,782	$3,130,139	$1,522,503	$1,550,263

Costs of service:
Professional compensation	1,532,423	1,432,958	694,859	691,092
Other direct contract expenses	991,493	787,658	396,392	351,800
Lease and facilities restructuring charges	11,699	76,454	61,436	2,265
Other costs of service	292,643	255,924	129,998	138,680

Total costs of service	2,828,258	2,552,994	1,282,685	1,183,837

Gross profit	547,524	577,145	239,818	366,426
Amortization of purchased intangible assets	3,457	35,861	10,212	19,479
Goodwill impairment charge	397,065	127,326	127,326	—
Selling, general and administrative expenses	641,176	534,110	272,250	288,236

Operating income (loss)	(494,174)	(120,152)	(169,970)	58,711
Loss on early extinguishment of debt	(22,617)	—	—	—
Interest/other income (expense), net	(17,644)	(8,853)	(1,773)	(3,415)

Income (loss) before taxes	(534,435)	(129,005)	(171,743)	55,296
Income tax expense	11,791	34,523	4,872	35,692

Net income (loss)	$(546,226)	$(163,528)	$(176,615)	$19,604

Earnings (loss) per share—basic and diluted	$(2.77)	$(0.85)	$(0.91)	$0.11

Weighted average shares—basic	197,039,303	192,148,757	193,596,759	180,278,748

Weighted average shares—diluted	197,039,303	192,148,757	193,596,759	180,408,595

Year Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

The following table presents certain financial information and performance metrics for each of our reportable segments for the year ended December 31, 2004 and the twelve months ended December 31, 2003. Amounts are in thousands, except percentages of total revenue and gross profit percentages.

	Year Ended		Twelve Months Ended
	December 31, 2004		December 31, 2003
			(as restated) (unaudited)
		% of Total Revenue		% of Total Revenue
Revenue:
Public Services	$1,343,670	40%	$1,121,943	36%
Financial Services	326,452	10%	241,120	8%
Communications, Content and Utilities	206,904	6%	298,244	9%
Consumer, Industrial and Technology	447,118	13%	469,375	15%
EMEA	642,686	19%	585,851	19%
Asia Pacific	328,338	10%	323,546	10%
Latin America	79,302	2%	89,085	3%
Corporate/Other	1,312	n/m	975	n/m

	$3,375,782	100%	$3,130,139	100%

		Gross Profit %		Gross Profit %
Gross Profit:
Public Services	$290,582	22%	$346,022	31%
Financial Services	101,075	31%	69,409	29%
Communications, Content and Utilities	26,100	13%	80,807	27%
Consumer, Industrial and Technology	103,684	23%	121,880	26%
EMEA	96,236	15%	70,469	12%
Asia Pacific	31,063	9%	58,523	18%
Latin America	13,454	17%	20,542	23%
Corporate/Other (1)	(114,670)	n/m	(190,507)	n/m

	$547,524	16%	$577,145	18%

(1)	Corporate/Other gross profit (loss) is principally due to infrastructure and shared services costs.

n/m = not meaningful

Revenue. Revenue increased $245.6 million, or 7.8%, from $3,130.1 million during the twelve months ended December 31, 2003, to $3,375.8 million during the year ended December 31, 2004. The increase in revenue was primarily attributable to a $193.5 million increase in revenue within our North America operating segments and a $51.8 million increase within our international operating segments. Our North America revenue of $2,324.1 million for the year ended December 31, 2004 increased 9.1% when compared to the twelve months ended December 31, 2003. The increase in our North America revenue was primarily the result of strong growth in both our Public Services and Financial Services business units. Revenue from our international operations for the year ended December 31, 2004 was $1,050.3 million, an increase of 5.2% when compared to the twelve months ended December 31, 2003. Revenue for our international operations increased predominantly due to growth in both the EMEA and Asia Pacific regions and the effect of currency exchange rate fluctuations on reported revenue.

Public Services, our largest business unit, generated revenue during the year ended December 31, 2004 of $1,343.7 million, representing an increase of $221.7 million, or 19.8%, over the twelve months ended

December 31, 2003. This increase was predominantly the result of growth in the Federal business sector. Our Public Services business unit experienced increases in engagement hours of 16.8% associated with a greater demand for our services.

Our Financial Services business unit generated revenue during the year ended December 31, 2004 of $326.5 million, representing growth of $85.3 million, or 35.4% over the twelve months ended December 31, 2003. This increase in revenue was principally due to a 54.5% increase in engagement hours and a 12.0% increase in utilization when compared to the prior year. Although engagement hours and utilization increased, billing rates for the year ended December 31, 2004 declined 12.3% when compared to the twelve months ended December 31, 2003 as a result of pricing pressure from both our clients and competition across the industry and a change in the business mix toward more technology-driven projects.

Our Communications, Content and Utilities (previously referred to as Communications & Content) business unit generated revenue of $206.9 million during the year ended December 31, 2004, representing a decline of $91.3 million, or 30.6%, from the twelve months ended December 31, 2003. This decrease was primarily the result of a decline in revenue in our Wireline sector. Revenue in our Wireline sector declined when compared to the prior year due to the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail our involvement in non-compliance related projects. Revenue for our Communications, Content and Utilities business unit experienced a decline in average billing rates of 24.6% when compared to the prior year. Contracts involving testing related to compliance with the 1996 Telecommunications Act generally had higher levels of profitability than other contracts within the Communications, Content and Utilities business unit.

Our Consumer, Industrial and Technology business unit generated revenue during the year ended December 31, 2004, of $447.1 million, representing a decline of $22.3 million, or 4.7%, over the twelve months ended December 31, 2003. The decline was primarily the result of challenging economic conditions during the first six months of calendar year 2004, which led to a decrease in technology spending and increased pricing pressures. Consumer, Industrial and Technology experienced a 9.1% decline in average billing rates when compared to the prior year.

Our EMEA business unit generated revenue of $642.7 million during the year ended December 31, 2004, representing growth of $56.8 million, or 9.7%, over the twelve months ended December 31, 2003. The reported revenue for our EMEA business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the prior year. In constant currency terms, revenue for our EMEA business unit was essentially flat as compared to the twelve months ended December 31, 2003. We believe that the lack of revenue growth was primarily due to overcapacity in the marketplace and significant write-offs primarily related to loss contracts.

Our Asia Pacific business unit generated revenue of $328.3 million during the year ended December 31, 2004 representing growth of $4.8 million, or 1.5%, over the twelve months ended December 31, 2003. The reported revenue for our Asia Pacific business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the prior year. During the course of 2004, the Asia Pacific business unit has worked on a number of fixed fee engagements where the average rate per hour is lower than the historical average for the region. As a result, revenue in constant currency terms, declined by 5.5% when compared to the prior year. The average rate per hour for these engagements, primarily in Australia, China and Japan, is lower than the historical average as a result of expending additional time and effort to deliver under our contractual arrangements than was initially planned. In addition, average billing rates were negatively impacted by significant investments made on certain engagements in an effort to position ourselves favorably for prospective work.

Our Latin America business unit generated revenue of $79.3 million during the year ended December 31, 2004, representing a decline of $9.8 million, or 11.0%, over the twelve months ended December 31, 2003. Revenue for Latin America decreased as a result of increased market pressures impacting our average billing rates, primarily in Mexico and Brazil. Currency exchange-rate fluctuations have not had a significant impact on our Latin America operations during the year.

Gross Profit. During the year ended December 31, 2004, our revenue increased $245.6 million and total costs of service increased $275.3 million when compared to the twelve months ended December 31, 2003, resulting in a decrease in gross profit of $29.6 million, or 5.1%. Gross profit as a percentage of revenue declined to 16.2% for the year ended December 31, 2004, compared to 18.4% for the twelve months ended December 31, 2003. Our gross profit for the year ended December 31, 2004 includes a $11.7 million lease and facilities restructuring charge, while our gross profit for the twelve months ended December 31, 2003 includes a $76.5 million lease and facilities restructuring charge. The change in gross profit for the year ended December 31, 2004 compared to the twelve months ended December 31, 2003 resulted primarily from the following:

•	Professional compensation expense improved slightly as a percentage of revenue to 45.4% for the year ended December 31, 2004 compared to 45.8% during the twelve months ended December 31, 2003. We experienced a net increase in professional compensation expense of $99.5 million, or 6.9%, from $1,433.0 million for the twelve months ended December 31, 2003, to $1,532.4 million for the year ended December 31, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to overall market demand for services.

•	Other direct contract expenses increased as a percentage of revenue to 29.4% for the year ended December 31, 2004 compared to 25.2% during the twelve months ended December 31, 2003. We experienced a net increase in other direct contract expenses of $203.8 million, or 25.9%, from $787.7 million for the twelve months ended December 31, 2003, to $991.5 million for the year ended December 31, 2004. The $203.8 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services and EMEA business units. The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain contractors. In addition, the size and complexity of some of our projects make usage of subcontractors a key ingredient to winning the projects. We are focused on limiting the use of subcontractors and minimizing travel-related expenses whenever possible and increasing our hiring in order to align our skill base with the market demand for our services.

•	Other costs of service as a percentage of revenue increased from 8.2% during the twelve months ended December 31, 2003 to 8.7% during the year ended December 31, 2004. We experienced a net increase in other costs of service of $36.7 million, or 14.3%, from $255.9 million for the twelve months ended December 31, 2003, to $292.6 million for the year ended December 31, 2004. The increase in other costs of service in dollar terms was primarily attributable to an increase in costs associated with the overall growth of our business over the past year, offset by savings achieved as a result of our office space reduction efforts.

•	During the year ended December 31, 2004, we recorded, within the Corporate/Other operating segment, a charge of $11.7 million for lease and facilities restructuring costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. During the twelve months ended December 31, 2003, we recorded a $76.5 million charge for lease and facilities restructuring costs. As of December 31, 2004, we have a remaining lease and facilities accrual of $23.0 million and $27.4 million, identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

Gross profit for our Public Services business unit was $290.6 million, a decrease of $55.4 million, or 16.0%, over the prior year. Gross profit as a percentage of revenue declined to 21.6% in the year ended December 31, 2004, from 30.8% in the twelve months ended December 31, 2003. This decline was principally due to the adverse impact of $35.9 million related to litigation settlements in the Peregrine case (see Item 3, “Legal Proceedings”) and, to a lesser extent, write-offs on loss contracts. Additionally, the increase in other direct contract expenses, which includes subcontractors and materials procurement relating to specific contracts, negatively impacted gross profit margin, as the gross profit margin on revenue derived from other direct contract expenses is generally less profitable than the gross profit margin on revenue derived from services provided from our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain contractors. In addition, the size and complexity of some of our projects make usage of subcontractors a key ingredient to winning the projects. In addition, the gross profit was reduced because our professional compensation as a percent of net revenue increased slightly as we attempted to 1) add headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer and, 2) increase headcount in our Government Contracts and Compliance groups.

Gross profit for the Financial Services business unit was $101.1 million, an increase of $31.7 million, or 45.6%, over the prior year. Gross profit as a percentage of revenue increased to 31.0% in the year ended December 31, 2004 from 28.8% in the twelve months ended December 31, 2003. The increase in gross profit was principally due to an increase in revenue of $85.3 million, or 35.4%, from the twelve months ended December 31, 2003 compared to the year ended December 31, 2004. In addition, other direct contract expenses decreased slightly to 17.0% as a percentage of revenue during the year ended December 31, 2004 from 18.5% of revenue during the twelve months ended December 31, 2003.

Gross profit for the Communications, Content and Utilities business unit was $26.1 million, a decrease of $54.7 million, or 67.7%, over the prior year. Gross profit as a percentage of revenue decreased to 12.6% in the year ended December 31, 2004 from 27.1% in the twelve months ended December 31, 2003. The decline in gross profit was principally due to a decrease in revenue of $91.3 million resulting primarily from the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. Contracts involving testing related to compliance with the 1996 Telecommunications Act generally had higher levels of profitability than other contracts within the Communications, Content and Utilities business unit.

Gross profit for the Consumer, Industrial and Technology business unit was $103.7 million, a decrease of $18.2 million, or 14.9%, over the prior year. Gross profit as a percentage of revenue decreased to 23.2% in the year ended December 31, 2004 from 26.0% in the twelve months ended December 31, 2003. The decline in gross profit was principally due to a $22.3 million decrease in revenue resulting from the challenging economic conditions and cautious IT spending during the first six months of calendar year 2004.

Gross profit for the EMEA business unit was $96.2 million, an increase of $25.8 million, or 36.6%, over the prior year. Gross profit as a percentage of revenue improved to 15.0% during the year ended December 31, 2004, compared to 12.0% during the twelve months ended December 31, 2003. This improvement was primarily a result of a $56.8 million increase in revenue as well as a decrease in professional compensation as a percentage of revenue during the year ended December 31, 2004. The decrease in professional compensation expense as a percentage of revenue was primarily the result of our workforce reduction charges recorded during the prior year.

Gross profit for the Asia Pacific business unit was $31.1 million, a decrease of $27.5 million, or 46.9%, over the prior year. Gross profit as a percentage of revenue declined to 9.5%, during the year ended December 31, 2004, compared to 18.1% for the twelve months ended December 31, 2003. This decline in gross profit was primarily the result of lower than expected revenue during the current period due to the decline in our average billing rates, coupled with increases in both other direct contract expenses and professional compensation expense. Other direct contract expenses and professional compensation expense have increased mainly due to the overall growth of our business throughout the region, which caused an increase in our use of subcontractors and overall headcount when compared to the prior year.

Gross profit for the Latin America business unit was $13.5 million, a decrease of $7.1 million, or 34.5%, over the prior year. Gross profit as a percentage of revenue declined to 17.0% during the year ended December 31, 2004 compared to 23.1% during the twelve months ended December 31, 2003. This decline was primarily due to a decrease in revenue during the year ended December 31, 2004 resulting from increased market pressures impacting our billing rates in Mexico and Brazil, offset by a reduction in our use of subcontractors during the last six months of the year.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $32.4 million to $3.5 million for the year ended December 31, 2004, from $35.9 million for the twelve months ended December 31, 2003. This decrease in amortization expense primarily relates to the fact that the majority of the value relating to order backlog, customer contracts and related customer relationships that were acquired during the six months ended December 31, 2002, was fully amortized by August 2003.

Goodwill Impairment Charge. In December 2004, a goodwill impairment loss of $397.1 million was recognized in the EMEA reporting unit as the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill. In December 2003, a goodwill impairment loss of $127.3 million was recognized in the EMEA reporting unit as the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $107.1 million, or 20.0%, from $534.1 million for the twelve months ended December 31, 2003, to $641.2 million for the year ended December 31, 2004. This increase is predominantly related to an increase in sales and infrastructure costs associated with the overall growth of our business over the past year as well as higher expenses related to audit fees, Sarbanes-Oxley compliance and the continued build-out of our internal IT function. The increase was partially offset by savings as we continue to wind down services provided under our transition services agreement with KPMG LLP. Selling, general and administrative expenses as a percentage of gross revenue increased to 19.0% compared to 17.1% for the twelve months ended December 31, 2003.

Loss on Early Extinguishment of Debt. In December 2004, we recorded a loss on early extinguishment of debt of $22.6 million related to the make whole premium, unamortized debt issuance costs and fees that were paid in connection with the early extinguishment of our $220.0 million Senior Notes.

Income Tax Expense. We incurred income tax expense of $11.8 million for the year ended December 31, 2004 and $34.5 million for the twelve months ended December 31, 2003. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of (2.2)% and (26.8)% for the year ended December 31, 2004 and the twelve months ended December 31, 2003, respectively, and the U.S. Federal statutory income tax rate are the nondeductible goodwill impairment charge of $385.9 million and $125.5 million; nondeductible meals and entertainment expense of $19.2 million and $16.9 million; increase to deferred tax asset valuation allowance of $24.8 million and $26.0 million; state and local income taxes of $(8.2) million and $6.2 million; impact of foreign recapitalization of $54.8 million and $0; and other nondeductible items of $26.3 million and $10.3 million, respectively.

Net Income (Loss). For the year ended December 31, 2004, we incurred a net loss of $546.2 million, or a loss of $2.77 per share. Included in our results for the year ended December 31, 2004 is the $397.1 million goodwill impairment charge, $51.4 million for certain litigation settlement charges and $11.7 million of lease and facilities restructuring charges. For the twelve months ended December 31, 2003, we incurred a net loss of $163.5 million, or a loss of $0.85 per share. Included in our results for the twelve months ended December 31, 2003 is the $127.3 million goodwill impairment charge, $76.5 million of lease and facilities restructuring charges and $32.1 million related to workforce reductions.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

The following table presents certain financial information and performance metrics for each of our reportable segments for the six months ended December 31, 2003 and the six months ended December 31, 2002. Amounts are in thousands, except percentages of total revenue and gross profit percentages.

	Six Months Ended		Six Months Ended
	December 31, 2003		December 31, 2002
	(as restated)		(as restated)
			(unaudited)
		% of Total Revenue		% of Total Revenue
Revenue:
Public Services	$562,372	37%	$540,048	35%
Financial Services	118,528	8%	118,199	8%
Communications, Content and Utilities	134,217	9%	190,047	12%
Consumer, Industrial and Technology	209,190	14%	273,268	18%
EMEA (2)	288,994	19%	271,023	17%
Asia Pacific	159,482	10%	127,290	8%
Latin America	46,593	3%	29,842	2%
Corporate/Other	3,127	n/m	546	n/m

	$1,522,503	100%	$1,550,263	100%

		Gross Profit %		Gross Profit %
Gross Profit:
Public Services	$176,207	31%	$178,372	33%
Financial Services	34,827	29%	34,042	29%
Communications, Content and Utilities	34,236	26%	64,121	34%
Consumer, Industrial and Technology	49,482	24%	69,655	25%
EMEA (2)	28,380	10%	67,189	25%
Asia Pacific	31,420	20%	17,206	14%
Latin America	8,001	17%	8,670	29%
Corporate/Other (1)	(122,735)	n/m	(72,829)	n/m

	$239,818	16%	$366,426	24%

(1)	Corporate/Other gross profit (loss) is principally due to infrastructure and shared services costs.
(2)	Substantially all of the operations comprising EMEA were purchased during the year ended June 30, 2003.

n/m = not meaningful

Revenue. Revenue decreased $27.8 million, or 1.8%, from $1,550.3 million during the six months ended December 31, 2002, to $1,522.5 million during the six months ended December 31, 2003. The decrease in revenue was primarily attributable to a decrease in North America revenue of $97.3 million, offset by an increase within our international operating segments totaling $66.9 million. Our North America revenue for the six months ended December 31, 2003 of $1,024.3 million declined 8.7% when compared to the same period in the prior year. The decline in our North America revenue was primarily the result of a slow economy and cautious IT spending. In North America, we experienced a 4.0% decrease in engagement hours as well as a 4.8% decrease in our average billing rates. Revenue from our international operations for the six months ended December 31, 2003 was $495.1 million, an increase of 15.6% when compared to the same period in the prior year. Our international operations experienced a 6.4% increase in engagement hours as well as an 8.6% increase in average billing rates.

Public Services, our largest business unit, generated revenue during the six months ended December 31, 2003 of $562.4 million, representing an increase of $22.3 million, or 4.1%, over the six months ended December 31, 2002. This increase was predominantly the result of growth in the Federal business sector, driven by success on international engagements. Revenue for our State, Local & Education (SLED) business sector decreased due to the impact of state budget and spending constraints. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates of 2.6% and 1.5%, respectively, despite both client-driven and competitor-driven pricing pressures.

Our Financial Services business unit generated revenue during the six months ended December 31, 2003 of $118.5 million, representing an increase of $0.3 million, or 0.3% over the six months ended December 31, 2002. The increase in revenue was principally due to a 2.9% increase in engagement hours, despite a 2.5% decline in billing rates. The Financial Services business unit experienced a decline in the Global Markets sector, which was offset by significant growth in the Banking & Insurance sector.

The Communications, Content and Utilities business unit generated revenue of $134.2 million during the six months ended December 31, 2003, representing a decline of $55.8 million, or 29.4%, from the six months ended December 31, 2002. This decline was primarily the result of our completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail our involvement in non-compliance related projects. We do not expect these clients to engage us for many of their future projects, as such, engagement hours have declined 17.0%. In addition, pricing pressures within the communications industry have resulted in a 14.9% decrease in billing rates.

The Consumer, Industrial and Technology business unit generated revenue during the six months ended December 31, 2003 of $209.1 million, representing a decline of $64.1 million, or 23.4%, over the six months ended December 31, 2002. The decline was primarily the result of challenging economic conditions, which have led to a decrease in technology spending. Revenue was significantly impacted by the cancellation of two of our larger accounts. When compared to the same period in the prior year, engagement hours decreased 17.5% and billing rates decreased 7.2% during the six months ended December 31, 2003.

The EMEA business unit generated revenue of $289.0 million during the six months ended December 31, 2003, representing growth of $18.0 million, or 6.6%, over the six months ended December 31, 2002. The growth in our reported EMEA revenue resulted from a strengthening of foreign currencies (primarily the Euro) against the U.S. dollar during the six months ended December 31, 2003. In constant currency terms, revenue for our EMEA business unit for the six months ended December 31, 2003 declined by approximately 8.7% when compared to the six months ended December 31, 2002. This decline was the result of a decrease in engagement hours caused by the adverse changes in the business climate within certain of our EMEA operations. In response to this trend, we completed a reduction in workforce during the six months ended December 31, 2003, resulting in an increase in our utilization of approximately 5.6% for the six months ended December 31, 2003 when compared to the six months ended December 31, 2002.

The Asia Pacific business unit generated revenue of $159.5 million during the six months ended December 31, 2003 representing growth of $32.2 million, or 25.3%, over the six months ended December 31, 2002. This revenue growth was primarily driven by an 11.1% increase in utilization and an 11.3% increase in engagement hours as well as the strengthening of foreign currencies against the U.S. dollar. In constant currency terms, growth was 14.8%. The increases in utilization and engagement hours were a result of strong bookings in Japan and the continued integration of acquisitions made during the six months ended December 31, 2002 throughout the region. We experienced improvement in our performance within Greater China, and continue to focus on the emerging economies of Southeast Asia such as Thailand, Malaysia and Singapore. Revenue for Korea, Australia and New Zealand for the six months ended December 31, 2003 remained consistent with revenue for the six months ended December 31, 2002 due to difficult market conditions within those countries, which negatively impacted IT spending.

Our Latin America business unit generated revenue of $46.6 million during the six months ended December 31, 2003, representing growth of $16.8 million, or 56.1%, over the six months ended December 31, 2002. The increase in revenue was primarily due to the positive impact of the acquisitions made during the first quarter of fiscal year 2003, as well as increased volume within Mexico and Brazil. This increase was reflected in a 50.7% growth in engagement hours, while our utilization improved 1.3% and our billing rate per hour in the region increased 3.6% despite increased pricing pressure within this market. Currency exchange-rate fluctuations have not had a significant impact on our Latin America operations during the year.

Gross Profit. For the six months ended December 31, 2003, revenue decreased $27.8 million and total costs of service increased $98.8 million, from the six months ended December 31, 2002. In dollar terms, gross profit decreased by $126.6 million, or 34.6%, from $366.4 million for the six months ended December 31, 2002, to $239.8 million for the six months ended December 31, 2003. Gross profit as a percentage of revenue declined to 15.8% for the six months ended December 31, 2003, compared to 23.6% for the six months ended December 31, 2002. This decline was mainly attributable to an increase in other direct contract expenses and the impact of the $61.4 million lease and facilities restructuring charge related to office space reductions and the $13.6 million reduction in workforce charge recorded during the six months ended December 31, 2003. The change in gross profit for the six months ended December 31, 2003 compared to the same period in the prior year resulted primarily from the following:

•	A net increase in professional compensation of $3.8 million, or less than 1.0%, from $691.1 million for the six months ended December 31, 2002, to $694.9 million for the six months ended December 31, 2003. Professional compensation expense for the six months ended December 31, 2003 includes a $13.6 million charge related to a reduction in workforce recorded during the period. The impact of this charge was significantly offset by savings achieved through our workforce reduction actions in response to the challenging economy.

•	A net increase in other direct contract expenses of $44.6 million, or 12.7%, from $351.8 million, or 22.7% of revenue, for the six months ended December 31, 2002, to $396.4 million, or 26.0% of revenue, for the six months ended December 31, 2003. The $44.6 million increase in other direct contract expenses was mainly attributable to our increased use of subcontractors and higher levels of materials procurement, particularly in both the Public Services and EMEA business units. The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. We are focused on limiting the use of subcontractors whenever possible, working to increase our margins by complementing our solutions offerings with greater offshore capabilities and increasing our hiring in order to balance our skill base with the market demand for our services.

•	A net decrease in other costs of service of $8.7 million, or 6.3%, from $138.7 million for the six months ended December 31, 2002, to $130.0 million for the six months ended December 31, 2003. The decline in other costs of service was primarily attributable to savings achieved as a result of our office space reduction efforts.

•	During the six months ended December 31, 2003, we recorded, within the Corporate/Other operating segment, a charge of $61.4 million for lease and facilities restructuring costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. The $61.4 million lease and facilities restructuring charge included $46.3 million related to the fair value of future lease obligations (net of estimated sublease income), $7.4 million representing the unamortized cost of fixed assets and $7.7 million in other costs associated with exiting facilities. As of December 31, 2003, we had a remaining lease and facilities accrual of $22.0 million and $33.9 million, identified as current and noncurrent portions, respectively. The remaining lease and facilities accrual was paid over the remaining lease terms.

Gross profit for our Public Services business unit was $176.2 million during the six months ended December 31, 2003, a decrease of $2.2 million, or 1.2%, from the six months ended December 31, 2002. Gross profit as a percentage of revenue declined to 31.3% in the six months ended December 31, 2003, from 33.0% in the six months ended December 31, 2002. This decline was principally due to a $33.8 million increase in other direct contract expenses as a result of our increased use of subcontractors and materials procurement relating to specific engagements, coupled with a $2.8 million increase in compensation expense, which includes a $1.0 million reduction in workforce charge. Although we require subcontractors to handle specific requirements on some engagements, the majority of our use of subcontractors is not a skill-set issue, as many times clients mandate the use of certain contractors.

Gross profit for the Financial Services business unit was $34.8 million during the six months ended December 31, 2003, a decrease of $0.8 million, or 2.3%, from the six months ended December 31, 2002. Gross profit as a percentage of revenue increased to 29.4% in the six months ended December 31, 2003 from 28.8% in the six months ended December 31, 2002. The decline in gross profit was principally due to a $0.6 million increase in professional compensation expense, which includes a $0.4 million charge related to our reduction in workforce.

Gross profit for the Communications, Content and Utilities business unit was $34.2 million during the six months ended December 31, 2003, a decrease of $29.9 million, or 46.6%, from the six months ended December 31, 2002. Gross profit as a percentage of revenue decreased to 25.5% in the six months ended December 31, 2003 from 33.7% in the six months ended December 31, 2002. The decline in gross profit was principally due to the decrease in revenue of $55.8 million resulting from the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. In addition, gross profit for the six months ended December 31, 2003 was impacted by a $1.8 million charge related to our reduction in workforce.

Gross profit for the Consumer, Industrial and Technology business unit was $49.5 million during the six months ended December 31, 2003, a decrease of $20.2 million, or 29.0%, from the six months ended December 31, 2002. Gross profit as a percentage of revenue declined to 23.7% in the six months ended December 31, 2003 from 25.5% in the six months ended December 31, 2002. The decline in gross profit was principally due to the decrease in revenue resulting from the challenging economic conditions and cautious IT spending as mentioned above. In addition, gross profit for the six months ended December 31, 2003 was impacted by a $2.8 million charge related to our reduction in workforce.

Gross profit for the EMEA business unit was $28.4 million during the six months ended December 31, 2003, a decrease of $38.8 million, or 57.8%, from the six months ended December 31, 2002. Gross profit as a percentage of revenue declined to 9.8% during the six months ended December 31, 2003, compared to 24.8% during the six months ended December 31, 2002. This decline was primarily a result of an increase in other direct contract expenses due to increased use of subcontractors during the six months ended December 31, 2003. The increase in our use of subcontractors was a result of our need to contract for certain types of skills in order to meet client requirements. In addition, gross profit for the six months ended December 31, 2003 was impacted by a $4.4 million charge related to our reduction in workforce.

Gross profit for the Asia Pacific business unit was $31.4 million during the six months ended December 31, 2003, an increase of $14.2 million, or 82.6%, from the six months ended December 31, 2002. Gross profit as a percentage of revenue improved to 19.7% during the six months ended December 31, 2003 compared to 13.5% for the six months ended December 31, 2002. This improvement was the result of several factors including the improvement in utilization of our personnel resulting in a reduction in professional compensation expense as a percentage of revenue and a reduction in other costs of services due to tight spending controls imposed during the six months ended December 31, 2003. This improvement was partially offset by a $0.5 million workforce reduction charge recorded in the six months ended December 31, 2003.

Gross profit for the Latin America business unit was $8.0 million during the six months ended December 31, 2003, a decrease of $0.7 million, or 7.7%, from the six months ended December 31, 2002. Gross profit as a percentage of revenue declined to 17.2% during the six months ended December 31, 2003 compared to 29.1% during the six months ended December 31, 2002. This decline was primarily the result of our increased use of subcontractors at key clients to satisfy the demands resulting from our revenue growth discussed above. In addition, a $0.3 million workforce reduction charge recorded in the six months ended December 31, 2003 negatively impacted gross profit.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $9.3 million to $10.2 million for the six months ended December 31, 2003, from $19.5 million for the six months ended December 31, 2002. This decrease in amortization expense primarily relates to the fact that the majority of the value relating to order backlog, customer contracts and related customer relationships that were acquired during the six months ended December 31, 2002, was fully amortized by August 2003.

Goodwill Impairment Charge. In December 2003, a goodwill impairment loss of $127.3 million ($0.66 per share) was recognized in the EMEA reporting unit as the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $16.0 million, or 5.5%, from $288.2 million for the six months ended December 31, 2002, to $272.3 million for the six months ended December 31, 2003. This decrease was predominantly due to $21.8 million in costs associated with our rebranding initiative incurred during the six months ended December 31, 2002. This decrease was also attributable to savings in infrastructure costs as we continue to wind down services provided under our transition services agreement with KPMG LLP. This savings was offset by an increase in infrastructure costs associated with the international acquisitions completed during the first quarter of fiscal year 2003. Selling, general and administrative expenses as a percentage of gross revenue declined slightly to 17.9% compared to 18.6% for the six months ended December 31, 2003 and 2002, respectively.

Income Tax Expense. We incurred income tax expense of $4.9 million and $35.7 million for the six months ended December 31, 2003 and December 31, 2002, respectively. The principal reasons for the difference between the effective income tax rate on income (loss) from continuing operations of (2.8)% and 64.5% for the six months ended December 31, 2003 and December 31, 2002, respectively, and the U.S. Federal statutory income tax rate are the nondeductible goodwill impairment charge of $125.2 million and $0; nondeductible meals and entertainment expense of $8.8 million and $8.1 million; increase to deferred tax asset valuation allowance of $18.2 million and $7.9 million; state and local income taxes of $(1.0) million and $6.8 million; and other nondeductible items of $6.6 million and $3.7 million, respectively.

Net Income (Loss). For the six months ended December 31, 2003, we incurred a net loss of $176.6 million, or a loss of $0.91 per share. For the six months ended December 31, 2002, we realized net income of $19.6 million, or $0.11 per share. Included in our results for the six months ended December 31, 2003 is the $127.3 million goodwill impairment charge, $61.4 million of lease and facilities restructuring charges and $13.6 million related to workforce reductions.

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002

The following table presents certain financial information and performance metrics for each of our reportable segments for the year ended June 30, 2003 and the year ended June 30, 2002. Amounts are in thousands, except percentages of total revenue and gross profit percentages.

	Year Ended June 30, 2003		Year Ended June 30, 2002
	(as restated)		(as restated) (unaudited)
		% of Total Revenue		% of Total Revenue
Revenue:
Public Services	$1,099,620	35%	$973,777	41%
Financial Services	240,791	8%	237,536	10%
Communications, Content and Utilities	354,074	11%	473,051	20%
Consumer, Industrial and Technology	533,453	17%	507,347	21%
EMEA (2)	567,880	18%	16,089	1%
Asia Pacific	291,353	9%	128,035	5%
Latin America	72,335	2%	42,822	2%
Corporate/Other	(1,608)	n/m	4,442	n/m

	$3,157,898	100%	$2,383,099	100%

		Gross Profit %		Gross Profit %
Gross Profit:
Public Services	$348,187	32%	$342,104	35%
Financial Services	68,625	28%	49,948	21%
Communications, Content and Utilities	110,692	31%	140,577	30%
Consumer, Industrial and Technology	142,053	27%	153,215	30%
EMEA (2)	109,279	19%	1,468	9%
Asia Pacific	44,308	15%	10,682	8%
Latin America	21,211	29%	1,864	4%
Corporate/Other (1)	(140,604)	n/m	(102,117)	n/m

	$703,751	22%	$597,741	25%

(1)	Corporate/Other gross profit (loss) is principally due to infrastructure and shared services costs.
(2)	Substantially all of the operations comprising EMEA were purchased during the year ended June 30, 2003.

n/m = not meaningful

Revenue. Revenue increased $774.8 million, or 32.5%, from $2,383.1 million in the year ended June 30, 2002 (fiscal year 2002), compared to $3,157.9 million in the year ended June 30, 2003 (fiscal year 2003). The overall increase in revenue was predominantly due to the impact of the acquisitions completed during the first half of fiscal year 2003. Our three international operating segments (i.e., EMEA and the Asia Pacific and Latin America regions) accounted for $744.6 million, or 96.1%, of the global revenue increase, principally resulting from the aforementioned acquisitions. Total North America revenue increased by $36.2 million, or 1.7%, to $2,227.9 million as increases in three of our North America business units (Public Services, Financial Services and Consumer, Industrial and Technology) were almost completely offset by declines in the Communications, Content and Utilities business unit. North America revenue was positively impacted by personnel acquired from Andersen Business Consulting during the first quarter of fiscal year 2003 as engagement hours increased by 5.8%; however, a decline in the average gross billing rate per hour for the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002 partially offset the higher level of engagement hours. Average gross billing rates in certain markets have declined due to continuous pricing pressures resulting from the challenging economic environment.

Public Services, our largest business unit, generated revenue in the year ended June 30, 2003 of $1,099.6 million, representing an increase of $125.8 million, or 12.9%, over the year ended June 30, 2002. This increase was predominantly due to growth in the Federal and State and Local business segments, driven by an 11.6% increase in engagement hours and a 1.3% increase in gross billing rates.

Our Financial Services business unit generated revenue in the year ended June 30, 2003 of $240.8 million, representing growth of $3.3 million, or 1.4%, over the year ended June 30, 2002. The increase in revenue was principally due to an increase in engagement hours offset by a slight decline in the gross billing rate year over year.

The Communications, Content and Utilities business unit generated revenue of $354.1 million in the year ended June 30, 2003, representing a decline of $119.0 million, or 25.2%, over the year ended June 30, 2002. This decline was primarily the result of reduced spending in the telecommunications industry and our completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act, resulting in a 23.5% decrease in engagement hours and a slight decline in the gross billing rate year over year.

The Consumer, Industrial and Technology business unit, representing the combination of our former High Technology and Consumer and Industrial Markets business units, generated revenue in the year ended June 30, 2003 of $533.5 million, representing growth of $26.1 million, or 5.1%, over the year ended June 30, 2002. This business unit received the greatest revenue and resource impact from personnel hired from Andersen Business Consulting in the United States. The growth in revenue was principally due to a 25.7% increase in engagement hours, partially offset by a 16.2% decline in the gross billing rate year over year.

Our acquisitions completed in the first half of fiscal year 2003 significantly expanded our international presence and diversified our revenue base. For the fiscal year ended June 30, 2003, North America generated 70.6% of consolidated gross revenue, while EMEA, Asia Pacific and Latin America contributed 18.0%, 9.2% and 2.3%, respectively. By comparison, for the fiscal year ended June 30, 2002, North America contributed 92.0% of consolidated gross revenue, with EMEA, Asia Pacific and Latin America providing 0.7%, 5.4% and 1.8%, respectively. For the fiscal year ended June 30, 2003, the EMEA, Asia Pacific and Latin America operating segments generated revenue of $567.9 million, $291.4 million and $72.3 million, respectively, compared to revenue for the fiscal year ended June 30, 2002 of $16.1 million, $128.0 million and $42.8 million, respectively. The increase in revenue was predominantly due to the impact of the aforementioned acquisitions, coupled with organic growth.

Gross Profit. In the fiscal year ended June 30, 2003, revenue and total costs of service increased $774.8 million and $668.8 million, respectively, from the fiscal year ended June 30, 2002. In dollar terms, gross profit increased by $106.0 million, or 17.7%, from $597.7 million for the fiscal year ended June 30, 2002, to $703.8 million for the fiscal year ended June 30, 2003. Gross profit as a percentage of revenue declined to 22.3% for the fiscal year ended June 30, 2003, compared to 25.1% for the fiscal year ended June 30, 2002. This decline was mainly attributable to an increase in professional compensation expense in relation to revenue resulting from the addition of approximately 7,000 billable employees in connection with the acquisitions completed in the first half of fiscal year 2003, offset in part by our continued focus on a variety of revenue growth and cost control initiatives, including continued evaluation of required office space and the size of our workforce in relation to overall client demand for services. The increase in gross profit was due to an increase in revenue of $774.8 million described above, offset by:

•

A net increase in professional compensation of $480.6 million, or 50.7%, from $948.6 million for the year ended June 30, 2002, to $1,429.2 million for the year ended June 30, 2003. This increase was primarily related to the additional compensation expense in relation to revenue resulting from the addition of approximately 7,000 billable employees as a result of acquisitions completed in the first half of fiscal year 2003, including $13.5 million relating to common stock awards made to certain former partners of the Andersen Business Consulting practices. These increases were partially offset by savings achieved though our workforce reduction actions that have occurred over the past twelve months in response to the challenging economy.

•	A net increase in other direct contract expenses of $142.4 million, or 23.7%, from $600.7 million, or 25.2% of revenue, for the year ended June 30, 2002, to $743.1 million, or 23.5% of revenue, for the year ended June 30, 2003. The $142.4 million increase in other direct contract expenses was attributable to higher revenue levels, while the improvement in other direct contract expenses as a percentage of revenue to 23.5% was due to our continued efforts to limit the use of subcontractors and travel-related expenses.

•	A net increase in other costs of service of $52.5 million, or 24.8%, from $212.1 million for the year ended June 30, 2002, to $264.6 million for the year ended June 30, 2003. This increase was primarily due to an increase in other costs of service resulting from the acquisitions completed in the first half of fiscal year 2003, partially offset by lower levels of bad debt expense and tighter controls on discretionary spending.

•	An impairment charge of $23.9 million ($20.8 million net of tax) recorded in the year ended June 30, 2002, primarily related to the write down of equity investments by $16.0 million and software licenses held for sale by $7.6 million.

Gross profit for the Public Services business unit was $348.2 million during the fiscal year ended June 30, 2003, an increase of $6.1 million, or 1.8%, from the fiscal year ended June 30, 2002. Gross profit as a percentage of revenue declined to 31.7% in fiscal year 2003 from 35.1% in fiscal year 2002, principally due to higher solution development costs, coupled with an increase in compensation expense.

Gross profit for the Financial Services business unit was $68.6 million during the fiscal year ended June 30, 2003, an increase of $18.7 million, or 37.4%, from the fiscal year ended June 30, 2002. Gross profit as a percentage of revenue increased to 28.5% in fiscal year 2003 from 21.0% in fiscal year 2002, principally due to revenue growth combined with overall declines in cost of service expense margins in fiscal year 2003.

Gross profit for the Communications, Content and Utilities business unit was $110.7 million during the fiscal year ended June 30, 2003, a decrease of $29.9 million, or 21.3%, from the fiscal year ended June 30, 2002. Gross profit as a percentage of revenue increased to 31.3% in fiscal year 2003 from 29.7% in fiscal year 2002. The improvement in gross profit was principally due to reduced reliance on subcontractors in fiscal year 2003, as well as an impairment charge related to software licenses in fiscal year 2002.

Gross profit for the Consumer, Industrial and Technology business unit was $142.1 million during the fiscal year ended June 30, 2003, a decrease of $11.2 million, or 7.3%, from the fiscal year ended June 30, 2002. Gross profit as a percentage of revenue declined to 26.6% in fiscal year 2003 from 30.2% in fiscal year 2002. The decline in gross profit was principally due to a decline in the gross billing rate, increased compensation as a result of the change in mix of resources, as well as the hiring of Andersen Business Consulting personnel.

Gross profit for our international operating segments was $174.8 million during the fiscal year ended June 30, 2003, an increase of $160.8 million from the fiscal year ended June 30, 2002. Gross profit as a percentage of revenue improved during the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002. Gross profit for EMEA, Asia Pacific and Latin America improved to 19.2%, 15.2% and 29.3% of revenue in fiscal year 2003, respectively, compared to 9.1%, 8.3% and 4.4% of revenue in fiscal year 2002, respectively. The improvement in gross profit was principally due to higher revenue combined with reduced reliance on subcontractors and an overall decline in cost of service expense margins in fiscal year 2003.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets increased $42.1 million to $45.1 million for the year ended June 30, 2003, from $3.0 million for the year ended June 30, 2002. This increase in amortization expense primarily related to $45.7 million of value of order backlog, customer contracts and related customer relationships acquired as part of our acquisitions, which was amortized over 12 to 15 months.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $72.9 million, or 15.3%, from $477.2 million for the year ended June 30, 2002, to $550.1 million for the year ended June 30, 2003. This increase was principally due to the impact of the acquisitions completed in the first half of fiscal year 2003 and $28.2 million in costs associated with our rebranding initiative, offset partially by reduced discretionary spending and current cost control initiatives. Selling, general and administrative expenses as a percentage of gross revenue improved to 17.4% compared to 20.0% for the years ended June 30, 2003 and 2002, respectively.

Interest Income (Expense), Net. Interest income (expense), net, decreased $12.1 million to $11.3 million of net interest expense from $0.9 million of net interest income for the years ended June 30, 2003 and 2002, respectively. This increase in net interest expense was due to an increase in borrowings outstanding of $275.3 million from $1.8 million at June 30, 2002 to $277.2 million at June 30, 2003. The increase in borrowings was primarily due to our borrowing of $220.0 million in August 2002 under a short-term revolving credit facility, which was retired in November 2002 upon our completion of a private placement of $220.0 million in senior notes. Additionally, we have increased borrowings under our other credit facilities. We have used the borrowings primarily to finance a portion of the cost of our acquisitions completed during the first half of fiscal year 2003.

Income Tax Expense. We incurred income tax expense of $65.3 million and $80.3 million for the years ended June 30, 2003 and June 30, 2002, respectively. The principal reasons for the difference between the effective income tax rate on income from continuing operations of 66.7% and 67.6% for the years ended June 30, 2003 and June 30, 2002, respectively, and the U.S. Federal statutory income tax rate are nondeductible meals and entertainment expense of $16.1 million and $16.6 million; increase to deferred tax asset valuation allowance of $15.7 million and $14.0 million; state and local income taxes of $13.7 million and $17.1 million; and other nondeductible items of $7.4 million and $3.0 million, respectively.

Cumulative Effect of Change in Accounting Principle. We early adopted SFAS No. 142 during the first quarter of the fiscal year ended June 30, 2002 (as of July 1, 2001). This standard eliminated goodwill amortization upon adoption and required an assessment for goodwill impairment upon adoption and at least annually thereafter. As a result of adoption of this standard, we no longer amortize goodwill, and during the fiscal year ended June 30, 2002, we incurred a non-cash transitional impairment charge of $80.0 million (net of tax). This transitional impairment charge was a result of the change in accounting principle, which required measuring impairments on a discounted rather than undiscounted cash flow basis.

Net Income (Loss). For the fiscal year ended June 30, 2003, we realized net income of $32.7 million, or $0.18 per share. For the fiscal year ended June 30, 2002, we incurred a net loss of $41.5 million, or $0.26 loss per share. Included in the results for the year ended June 30, 2002 is the cumulative effect of a change in accounting principle of $80.0 million (net of tax) and an impairment charge of $20.8 million (net of tax) related to the write down of equity investments and software licenses held for sale.

Obligations and Commitments

As of December 31, 2004, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long-term debt (1)	$632,216	$28,145	$26,633	$20,875	$556,563
Operating leases	403,093	80,615	122,961	97,819	101,698
Unconditional purchase obligations (2)	153,791	49,298	100,600	3,893	—
Benefit payments to participants under the pension and postretirement medical plans	58,435	4,666	10,381	10,353	33,035
Employee Stock Purchase Plan (3)	18,408	—	18,408	—	—
Outsourcing services agreement	8,438	8,438	—	—	—
Reduction in workforce	532	532	—	—	—

Total	$1,274,913	$171,694	$278,983	$132,940	$691,296

(1)	Long-term debt includes both principal and interest payment obligations.
(2)	Unconditional purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty.
(3)	Amount relates to cash disbursement made to eligible ESPP participants under the BE an Owner Program on January 31, 2006. For additional information regarding the program, see Note 14, “Capital Stock and Option Awards” of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The following table presents the cash flow statements for the year ended December 31, 2004 and the twelve months ended December 31, 2003:

	Year Ended December 31, 2004	Twelve Months Ended December 31, 2003
		(as restated) (unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(546,226)	$(163,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	39,332	(48,688)
Provision (benefit) for doubtful accounts	(1,057)	473
Stock awards	9,874	14,592
Loss on early extinguishment of debt	2,317	—
Impairment of goodwill	397,065	127,326
Depreciation and amortization of property and equipment	78,690	83,503
Amortization of purchased intangible assets	3,457	35,861
Lease and facilities restructuring charges	11,699	61,436
Other	3,072	(4,851)
Changes in assets and liabilities:
Accounts receivable	(33,180)	50,129
Unbilled revenue	(62,323)	(65,675)
Income tax receivable, prepaid expenses and other current assets	(38,581)	(22,999)
Other assets	(49,869)	46,459
Accrued payroll and employee benefits	47,574	(54,271)
Accounts payable and other current liabilities	121,409	58,620
Other liabilities	65,012	41,488

Net cash provided by operating activities	48,265	159,875

Cash flows from investing activities:
Purchases of property and equipment	(88,334)	(98,690)
Increase in restricted cash	(21,053)	—
Businesses acquired, net of cash acquired	—	(4,365)

Net cash used in investing activities	(109,387)	(103,055)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,904	24,985
Proceeds from notes payable	1,531,849	938,373
Repayments of notes payable	(1,360,288)	(985,357)
Decrease in book overdrafts	(22,986)	(2,546)
Borrowings on notes receivable from stockholders	1,059	117

Net cash provided by (used in) financing activities	176,538	(24,428)

Effect of exchange rate changes on cash and cash equivalents	6,919	6,616

Net increase in cash and cash equivalents	122,335	39,008
Cash and cash equivalents—beginning of period	122,475	83,467

Cash and cash equivalents—end of period	$244,810	$122,475

As of December 31, 2005, our primary sources of liquidity are cash flows from operations, borrowings available under our existing credit facility and existing cash balances. Advances under our existing credit facility is limited by the available borrowing base, which is based upon a percentage of eligible accounts receivable. We do not currently have availability under the borrowing base. At December 31, 2004, we had a cash and cash equivalents balance of $244.8 million (and restricted cash of $21.1 million), which increased $122.3 million, or 99.9%, from a cash and cash equivalents balance of $122.5 million at December 31, 2003. This increase in our cash balance was predominantly due to the net proceeds received from the sale of $400.0 million aggregate principal amount of our Convertible Subordinated Debentures in December 2004, offset by the use of such proceeds to repay our existing debt.

Net cash provided by operating activities during the year ended December 31, 2004 was $48.3 million, a decrease of $111.6 million over the twelve months ended December 31, 2003. This decrease was due to a $107.9 million decrease in cash operating results (which consists of net income adjusted for changes in deferred income taxes, provision for doubtful accounts, stock awards, loss on early extinguishment of debt, goodwill impairment, depreciation and amortization, the lease and facilities restructuring charge and other non-cash items). Our days sales outstanding increased from 70 days at December 31, 2003 to 72 days at December 31, 2004. Days sales outstanding represents the trailing twelve months revenue divided by 365 days, which is divided into the consolidated accounts receivables, unbilled revenue and deferred revenue balances to arrive at days sales outstanding at a point in time. Our days sales outstanding increased during the year ended December 31, 2004 due to delays in invoicing clients caused by problems with our billings process arising from the conversion of our North American financial accounting system.

Net cash used in investing activities during the year ended December 31, 2004 was $109.4 million, an increase of $6.3 million when compared to the twelve months ended December 31, 2003. Investing activities during 2004 included the purchase of property and equipment (including internal use software) incurred in connection with our ongoing operations, the implementation of a new North American financial accounting system, and our continued infrastructure build-out. We expect to continue to make additional investments in property and equipment as we continue the build-out of our infrastructure and support capabilities in connection with the termination of the transition services agreement with KPMG LLP, as discussed below.

Net cash provided by financing activities for the year ended December 31, 2004 was $176.5 million, resulting primarily from net proceeds on the sale of $400.0 million in Subordinated Debentures offset by the repayments of our existing debt. Additionally, the issuance of common stock, primarily from our employee stock purchase plan, generated $26.9 million in cash, offset by a $23.0 million net decrease in book overdrafts. For the twelve months ended December 31, 2003, we had net cash used in financing activities of $24.4 million principally due to net repayments of borrowings.

As previously disclosed, we were unable to file this Annual Report on Form 10-K on a timely basis as we experienced significant delays in completing our consolidated financial statements for the year ended December 31, 2004. Consequently, we devoted substantial additional internal and external resources toward the completion of our consolidated financial statements for the year ended December 31, 2004. As a result, we expect that in addition to approximately $25.0 million in previously expected Sarbanes-Oxley related fees and $15.0 million to $20.0 million in previously expected audit fees, we will spend between $95.0 million to $105.0 million during fiscal 2005 and 2006 to cover the other third party expenses associated with the completion of our consolidated financial statements for fiscal year 2004 and the preparation and completion of our consolidated financial results for the quarterly periods and year ended 2005. While we do not expect the third party expenses and other expenses relating to the preparation of our financial results for future periods to remain at this level, we do expect that these expenses will remain relatively higher than historical expenses in this category for the next several quarters.

We have experienced significant variations in cash flows from month to month, and as a result, we expect to experience lower cash balances during points of time within any given quarter as compared to the end of the quarter. These intra-quarter fluctuations in cash flow have occasionally resulted in operating cash needs during a quarter of up to $150.0 million greater than required at quarter end plus other non-recurring cash requirements. For example, in 2005, we incurred substantial costs to perform the work necessary to prepare our financial statements in connection with the 2004 Form 10-K. While such incremental costs will continue in 2006, we expect them to be incurred at declining levels through the second half of 2006. In addition, in December 2005, we reached tentative agreements to settle various disputes and litigation matters. Settlement payments under these agreements will total approximately $51.4 million. See Item 3, “Legal Proceedings.” We continue to actively manage client billings and collections and maintain tight controls over discretionary spending. We believe that the cash provided from operations and existing cash balances will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. We also believe that we will generate enough cash from operations and have sufficient access to the capital markets to meet our long-term liquidity needs.

Debt Obligations

The following tables present a summary of the activity in our debt obligations for the years ended December 31, 2004 and 2005:

	Balance December 31, 2003	Borrowings	Repayments	Reclassifications	Other (a)	Balance December 31, 2004
	(in thousands of U.S. Dollars)
Current portion:
Yen-denominated term loan (January 31, 2003)	$6,230	$—	$(6,230)	$6,230	$279	$6,509
Yen-denominated term loan (June 30, 2003)	3,115	—	(3,115)	3,114	140	3,254
Yen-denominated line of credit(b)	—	9,190	(1,890)	—	495	7,795

Total current portion	9,345	9,190	(11,235)	9,344	914	17,558

Long-term portion:
Convertible subordinated debentures	—	400,000	—	—	—	400,000
Senior notes	220,000	—	(220,000)	—	—	—
Yen-denominated term loan (January 31, 2003)	9,308	—	—	(6,230)	137	3,215
Yen-denominated term loan (June 30, 2003)	4,654	—	—	(3,114)	69	1,609
Yen-denominated line of credit(b)	4,000	1,122,650	(1,126,650)	—	—	—
Other	921	9	(86)	—	—	844

Total long-term portion	238,883	1,522,659	(1,346,736)	(9,344)	206	405,668

Total notes payable	$248,228	$1,531,849	$(1,357,971)	$—	$1,120	$423,226

	Balance December 31, 2004	Borrowings	Repayments	Other (a)	Balance December 31, 2005
	(in thousands of U.S. Dollars)
Convertible subordinated debentures	$400,000	$290,000	$—	$—	$690,000
Yen-denominated term loan (January 31, 2003)	9,724	—	(5,732)	(777)	3,215
Yen-denominated term loan (June 30, 2003)	4,863	—	(2,672)	(582)	1,609
Yen-denominated line of credit	7,795	—	(6,678)	(1,117)	—
Other	844	289	—	(149)	984

Total notes payable	$423,226	$290,289	$(15,082)	$(2,625)	$695,808

(a)	Other changes in notes payable consist primarily of foreign currency translation adjustments.
(b)	Yen-denominated line of credit was terminated on December 16, 2005.

2004 Debt Obligations Activity

At December 31, 2004, we had total outstanding debt of $423.2 million, compared to total outstanding debt of $248.2 million at December 31, 2003. The $175.0 million increase in total outstanding debt was mainly attributable to the completion of the $400.0 million offering of convertible subordinated debentures on December 22, 2004. The offering consisted of $225.0 million of 2.50% Series A Convertible Subordinated Debentures due 2024 (the “Series A Debentures”) and $175.0 million of 2.75% Series B Convertible Subordinated Debentures due 2024 (the “Series B Debentures” and together with the Series A Debentures the “Subordinated Debentures”). On January 5, 2005, we issued an additional $25.0 million of our Series A Debentures and an additional $25.0 million of our Series B Debentures upon the exercise in full of the option granted to the initial purchasers of the Subordinated Debentures. The net proceeds from the sale of the Subordinated Debentures were used to repay our $220.0 million of outstanding senior notes (and $22.6 million of associated prepayment fees), to repay the entire $135.0 million balance outstanding under our then existing revolving credit facility and for general corporate purposes.

Due to the delay in the completion of our audited financial statements for the fiscal year ended December 31, 2004, we were unable to timely file a registration statement with the SEC to register for resale our Subordinated Debentures and underlying common stock. Accordingly, the applicable interest rate on each series of Subordinated Debentures increased by 0.25% beginning on March 23, 2005 and by an additional 0.25% beginning on June 22, 2005. As a result, the current interest rates on our Series A Debentures and Series B Debentures are 3.00% and 3.25%, respectively, and will continue to be the applicable interest rates through the date the registration statement is declared effective. The aggregate amount of additional interest paid for the period from March 23, 2005 through June 21, 2005 is $0.3 million and for the period commencing on June 22, 2005 is $0.2 million per month.

At December 31, 2004, we had additional borrowings outstanding of $23.2 million principally related to credit facilities in place at our Japanese subsidiary. The Japanese subsidiary had then existing yen-denominated term loans of $14.6 million and yen-denominated borrowings of $7.8 million under a revolving line of credit. Maximum permitted borrowings under the revolver were 1.85 billion yen ($18.0 million). Borrowings under the term facilities accrued interest of TIBOR plus 1.40%. Borrowings under the revolving line of credit accrued interest of TIBOR plus 0.70% and borrowings under the overdraft line of credit facility accrued interest at the Short Term Prime Rate plus 0.125%. The Japanese subsidiary also maintained a yen 0.5 billion overdraft line of credit ($0 outstanding at December 31, 2004). The revolving and overdraft lines of credit did not contain financial covenants and were not guaranteed by us and were scheduled to mature on August 31, 2005, but were extended to, and paid in full, on December 16, 2005. For additional information regarding our notes payable and other recent financing activities, see Note 8, “Notes Payable,” of the Notes to Consolidated Financial Statements.

On December 17, 2004, we entered into a $400.0 million Interim Senior Secured Credit Agreement (the “2004 Interim Credit Facility”), which provided for up to $400.0 million in revolving credit, all of which was to be available for issuance of letters of credit (subject to restrictions), and included up to $20.0 million in a swingline subfacility. At December 31, 2004, borrowings under the facility were limited to $150.0 million and would increase to $400.0 million upon our delivery of our audited financial statements for the year ended December 31, 2004, provided that we did so within 90 days of the end of the fiscal year (an extension to 120 days was permitted if the reason for delay was attributable to work associated with compliance with Section 404 of the Sarbanes-Oxley Act). Borrowings available under the 2004 Interim Credit Facility were intended for working capital, capital expenditure and general corporate purposes. Upon entering into the 2004 Interim Credit Facility, we terminated our existing receivables purchase agreement. The 2004 Interim Credit Facility (which was secured by substantially all of our assets) was scheduled to mature on May 22, 2005. However, the 2004 Interim Credit Facility was terminated by us on April 26, 2005, as discussed below.

The 2004 Interim Credit Facility contained customary affirmative and negative covenants, including a minimum consolidated net worth covenant and a minimum consolidated adjusted earnings before interest, taxes, dividends and amortization (“EBITDA”). The facility also contained covenants that restricted certain of our corporate activities, including, among other things, our ability to make acquisitions or investments, make capital expenditures, repay other indebtedness, merge or consolidate with other entities, dispose of assets, incur additional indebtedness, pay dividends, create liens, make investments and engage in certain transactions with affiliates. The 2004 Interim Credit Facility also contained customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control; material inaccuracy of representations and warranties and failure to timely deliver audited financial statements (subject to certain exceptions for a limited period of time).

2005 Debt Obligations Activity

In March 2005, we obtained amendments to the 2004 Interim Credit Facility. Based on preliminary information available to us during the first quarter of 2005, it was anticipated that we may not meet one or more of the covenants contained within the 2004 Interim Credit Facility. In order to avoid any potential events of default from occurring under the 2004 Interim Credit Facility, we obtained amendments on March 17, 2005 and on March 24, 2005, which provided us with relief from certain covenant compliance requirements. While the amendments did not change our maximum permitted borrowings of $150.0 million, among other things, the amendments (i) reduced the amount available under the facility from $400.0 million to $300.0 million; (ii) reduced the letter of credit sublimit from $400.0 million to $200.0 million; (iii) extended the deadline by which we were required to deliver our audited financial statements for the fiscal year ended December 31, 2004 to April 29, 2005; (iv) decreased the minimum consolidated net worth that we were required to maintain from $1.0 billion to $900.0 million; (v) decreased the minimum consolidated EBITDA that we were required to attain from $45.0 million to $28.0 million for the fiscal quarter ended December 31, 2004 and from $54.0 million to $33.0 million for the fiscal quarter ended March 31, 2005; (vi) extended the deadline by which we were required to deliver unaudited financial statements for the quarter ended March 31, 2005 to May 22, 2005 (i.e., the maturity date); (vii) required that as a condition precedent to borrowings, but not to issuances of letters of credit, that (A) we repatriate not less than $40.0 million from our foreign subsidiaries and (B) we and our domestic subsidiaries had no more than $5.0 million in cash; (viii) amended the definition of consolidated EBITDA to include charges and expenses of up to $230.0 million incurred with respect to the impairment of goodwill; and (ix) provided that interest on all loans would be calculated using the higher of the prime rate or the Federal funds rate plus 50 basis points. The amendment also required borrowings to be repaid in seven days, provided that if the conditions set forth in clause (vii) (A) and (B) above continue to be met, the repayment date would be extended for successive seven-day periods.

In addition, pursuant to Amendment No. 1, the lenders waived any and all existing defaults or events of default based on a breach of the minimum consolidated EBITDA covenant, and based on certain other breaches of representations, warranties and covenants, including, without limitation, those relating to the potential restatement of our previously issued financial statements and our failure to file our Form 10-K on time and deliver audited financial statements to our lenders for the fiscal year ended December 31, 2004.

We terminated the 2004 Interim Credit Facility on April 26, 2005 after we notified the lenders that we would be unable to deliver our audited financial statements on or before April 29, 2005, as was required. We replaced the 2004 Interim Credit Facility with the 2005 Credit Facility on July 19, 2005 (see below). Immediately prior to termination of the 2004 Interim Credit Facility, there were no outstanding loans under the 2004 Interim Credit Facility; however, there were outstanding letters of credit of approximately $87.7 million, which were issued primarily to meet our obligations to collateralize certain surety bonds issued to support client engagements, mainly in our state and local government business. The $87.7 million in letters of credit remained outstanding after the termination of the 2004 Interim Credit Facility. In order to support the letters of credit that remained outstanding, we provided the lenders of the 2004 Interim Credit Facility with the following collateral: (i) $94.3 million of cash which was sourced from cash on hand; and (ii) a security interest in our domestic accounts receivable. Upon our entering into the 2005 Credit Facility, the lenders under the 2004 Interim Credit Facility (i) released all but $5.0 million of the cash collateral; (ii) released their security interest in the domestic accounts receivable; and (iii) received an $85.4 million letter of credit issued by the lenders under the 2005 Credit Facility.

On March 21, 2005, Moody’s downgraded our issuer rating to Ba3 from Ba2 with a stable outlook. Separately, on March 18, 2005, Standard & Poor’s Ratings Services (“Standard & Poor’s”) downgraded our corporate credit and senior unsecured ratings to BB from BB+ with negative implications. These downgrades by Moody’s and Standard & Poor’s followed downgrades by each of the rating agencies on December 15, 2004. The most recent rating changes were made on April 21, 2005, when Moody’s downgraded our corporate family rating to B1 from Ba2 and our senior unsecured issuer rating to B2 from Ba3; and on April 22, 2005, when Standard & Poor’s downgraded our corporate credit rating to B- from BB.

Actions by the rating agencies may also affect our ability to obtain financing or the terms on which such financing may be obtained. If the rating agencies provide a low rating for our debt, this may increase the interest rate we must pay if we issue new debt. Our inability to obtain additional financing, or obtain additional financing on terms favorable to us, could hinder our ability to fund general corporate requirements, limit our ability to compete for new business and increase our vulnerability to adverse economic and industry conditions. Any further ratings downgrades could further materially and adversely impact our borrowing costs and our ability to obtain financing.

On April 27, 2005, we issued $200.0 million aggregate principal amount of our 5.00% Convertible Senior Subordinated Debentures due 2025 (the “April 2005 Senior Debentures”). The April 2005 Senior Debentures bear interest at a rate of 5.00% per year and will mature on April 15, 2025. Interest is payable on the April 2005 Senior Debentures on April 15 and October 15 of each year, beginning October 15, 2005. The April 2005 Senior Debentures are unsecured and are subordinated to our existing and future senior debt. The April 2005 Senior Debentures are senior to the Series A Debentures and the Series B Debentures issued in December 2004 and January 2005. Since we failed to file a registration statement with the SEC to register for resale our April 2005 Senior Debentures and the underlying common stock by December 31, 2005, the interest rate on the April 2005 Senior Debentures increased by 0.25% to 5.25% beginning on January 1, 2006 and will continue to be the applicable interest rate through the date the registration statement is filed.

The net proceeds from the sale of the April 2005 Senior Debentures, after deducting offering expenses and the placement agents’ commissions and other fees and expenses, were approximately $192.8 million. We used the net proceeds from the offering to replace the working capital used to cash collateralize letters of credit under the 2004 Credit Facility, and intend to use the remaining net proceeds to support letters of credit or surety bonds otherwise relating to our state and local business and for general corporate purposes.

On July 15, 2005, we issued $40.0 million aggregate principal amount of our 0.50% Convertible Senior Subordinated Debentures due July 2010 (the “July 2005 Senior Debentures”) and common stock warrants (the “July 2005 Warrants”) to purchase up to 3,500,000 shares of our common stock. The July 2005 Senior Debentures bear interest at a rate of 0.50% per year and will mature on July 15, 2010. Interest will be payable on the July 2005 Senior Debentures on January 15 and July 15 of each year, beginning January 15, 2006. The July 2005 Senior Debentures are pari passu to the April 2005 Senior Debentures and senior to the Series A Debentures and the Series B Debentures. Since we failed to file a registration statement with the SEC to register for resale our July 2005 Senior Debentures and the underlying common stock by December 31, 2005, the interest rate on the July 2005 Senior Debentures increased by 0.25% to 0.75% beginning on January 1, 2006 and will continue to be the applicable interest rate through the date the registration statement is filed.

The net proceeds from the sale of the July 2005 Senior Debentures and July 2005 Warrants, after deducting offering expenses and other fees and expenses, were approximately $37.8 million. We intend to use the net proceeds from the offering for general corporate purposes, including the funding for potential strategic acquisitions to build capabilities in certain areas.

On July 19, 2005, we entered into a $150.0 million Senior Secured Credit Facility (the “2005 Credit Facility”), which provides for up to $150.0 million in revolving credit and advances, all of which can be available for issuance of letters of credit, and includes up to $15.0 million in a swingline subfacility. Advances under the revolving credit line are limited by the available borrowing base, which is based upon a percentage of eligible accounts receivable and unbilled receivables. As of December 31, 2005, we do not have access to the entire $150.0 million because (i) certain accounts receivable for government contracts cannot be included in the calculation of borrowing base without obtaining certain consents, which we have chosen not to pursue at this point in time; and (ii) the impact of timing issues associated with certain month end accounts receivables reports. Borrowings available under the 2005 Credit Facility will be used for general corporate purposes. The 2005 Credit Facility matures on July 15, 2010 (unless on or before December 15, 2008, the April 2005 Senior Debentures shall have not been (i) fully converted into common stock of the Company or (ii) refinanced or replaced with securities that do not require us to make any principal payments (including, without limitation, by way of a put option) on or prior to July 15, 2010, in which case the 2005 Credit Facility matures on December 15, 2008.

The 2005 Credit Facility contains affirmative, financial and negative covenants. The financial covenants include (i) a minimum cash collections covenant requiring minimum U.S. cash collections of $125.0 million monthly and $420.0 million on a rolling three month basis, (ii) a minimum trailing twelve-month EBITDA covenant which increases quarterly from $107.6 million (for the quarter ending September 30, 2005) to $333.8 million (for the quarter ending March 31, 2009 and thereafter) as at the end of the applicable quarter, (iii) a maximum leverage ratio which decreases from 7.7 to 1 (for the quarter ending September 30, 2005) to 2.4 to 1 (for the quarter ending March 31, 2009 and thereafter) as at the end of the applicable quarter and (iv) a maximum trailing twelve-month capital expenditures covenant which starts at $111.3 million for the quarter ending September 30, 2005 and fluctuates thereafter including reducing to $89.7 million a year thereafter and ultimately remaining fixed at $94.1 million starting with the quarter ending December 31, 2006. The EBITDA and maximum leverage ratio will not be tested for a quarterly test period if (i) at all times during the test period that the borrowing base was less than $120.0 million, borrowing availability was greater than $15.0 million, (ii) at all times during the test period that the borrowing base was greater than or equal to $120.0 million and less than $130.0 million, borrowing availability was greater than $20.0 million, and (iii) at all times during the test period that the borrowing base was greater than or equal to $130.0 million, borrowing availability was greater than $25.0 million.

The 2005 Credit Facility contains affirmative covenants, including, among other things, that we must become current in our SEC filings no later than December 31, 2005 and as soon as practicable but in no event later than December 31, 2005 (see discussion regarding amendment and extension of deadline below), and we must have repatriated at least $65.0 million of cash from foreign subsidiaries. In addition, we must provide weekly reports with respect to our cash position until we become current in our SEC filings and have satisfactory collateral systems, as defined by our lender (i.e., internal controls and accounting systems with respect to accounts receivable, cash and accounts payable), at which time we must provide monthly reports. We must also provide monthly reports with respect to our utilization and bookings data through 2005. In December 2005, we repatriated $66.6 million of cash from our foreign subsidiaries.

The covenants also restrict certain of our corporate activities, including, among other things, our ability to make acquisitions or investments, make capital expenditures, repay other indebtedness, merge or consolidate with other entities, dispose of assets, incur additional indebtedness, pay dividends, create liens, make investments (including limitations on loans to our foreign subsidiaries), settle litigation and engage in certain transactions with affiliates. The 2005 Credit Facility also contains events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt (after an $18.0 million threshold); judgments against us in excess of $18.0 million; breach of specified covenants; change of control; termination of trading of our stock; material inaccuracy of representations and warranties; failure to timely deliver audited financial statements (subject to certain exceptions for a limited time period); inaccuracy of the borrowing base; the prohibition on restraint on our or any loan party from conducting its business in any manner that has or could reasonably be expected to result in a material adverse effect because of any ruling, decision or order of a court or governmental authority; and indictment, conviction or the commencement of criminal proceedings of or against us or any subsidiary pursuant to which (i) either damages or penalties could be in excess of $5.0 million or (ii) such indictment could reasonably be expected to result in a material adverse effect.

Interest on loans (other than swingline loans) and letters of credit under the 2005 Credit Facility is calculated, at our option, at a rate equal to LIBOR, or, for dollar-denominated loans or letters of credit, equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points (“Base Rate Loans”), in each case plus an applicable margin that varies depending upon availability under the revolver. For Base Rate Loans, the applicable margin ranges from 0.25% (when availability is greater than $100.0 million) to 1.25% (when availability is less than or equal to $25.0 million); provided that until December 31, 2005, the applicable margin shall be 1.00%. For LIBOR loans, the applicable margin ranges from 1.25% (when availability is greater than $100.0 million) to 2.25% (when availability is less than or equal to $25.0 million); provided that until December 31, 2005, the applicable margin shall be 2.00%. Interest on swingline loans under the 2005 Credit Facility is calculated at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points plus the applicable margin for Base Rate Loans. A facility fee on the unused portion of the commitments of the lenders under the 2005 Credit Facility will be due at a rate of 0.50% per annum.

Our obligations under the 2005 Credit Facility are secured by liens and security interests in substantially all of our present and future tangible and intangible assets and those of certain of our domestic subsidiaries, as guarantors of such obligations (including 65.0% of the stock of our foreign subsidiaries), subject to certain exceptions.

Effective as of December 21, 2005, we amended the 2005 Credit Facility. Among other things, the amendment amends certain covenants contained in the 2005 Credit Facility as follows:

•	Extends the deadline for filing (a) the Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) to January 31, 2006, (b) the Forms 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 (collectively, the “2005 Forms 10-Q”) to March 31, 2006, (c) the Form 10-K for the year ending December 31, 2005 (the “2005 Form 10-K”) to May 31, 2006, and (d) the Form 10-Q for the quarter ending March 31, 2006 (the “March 31, 2006 Form 10-Q”) to June 30, 2006;

•	Extends the deadline for having a satisfactory collateral system to March 31, 2006;

•	Extends the month for commencement of accelerated delivery of certain monthly reports, such as the month end income statements and cash flow statements, to be delivered within 45 days after the end of such month to March 2006 and April 2006 and within 30 days after the end of such month to May 2006 and thereafter;

•	Extends the date for the delivery of a budget for 2006 to January 31, 2006;

•	Amends the amount of civil litigation payments that we are permitted to pay as follows: up to $55.0 million during the twelve-month period following the closing date of the 2005 Credit Facility and up to $15.0 million during any period of twelve consecutive months thereafter, in each case, net of any insurance proceeds; and

•	Amends the aggregate amount of investments and indebtedness we make and incur, respectively, in 2006 as it relates to our foreign subsidiaries to an aggregate of $25.0 million, of which $15.0 million is available without restriction and an additional $10.0 million will be available only if we meet certain requirements, including a required fixed charge coverage ratio.

Under the 2005 Credit Facility, we are required to file our 2005 quarterly financial statements on Form 10-Q by March 31, 2006 with the SEC. Our cash balances could be adversely impacted if we are unable to file by this date and unable to obtain further amendments or waivers to such requirement. The 2005 Credit Facility also provides that upon an acceleration of the unpaid principal and accrued interest exceeding $18.0 million, such acceleration may become an event of default under the 2005 Credit Facility and could result in an acceleration of the unpaid principal and accrued interest on the Senior Debentures and the Subordinated Debentures. If our borrowings under the 2005 Credit Facility, Senior Debentures or Subordinated Debentures were to be accelerated, there would be a material and adverse effect on our financial condition and business absent waiver, amendment or other restructuring of the relevant agreement.

In addition, pursuant to the amendment, we are required to cash collateralize 105% of our borrowings, including any outstanding letters of credit, under the 2005 Credit Facility and any accrued and unpaid interest and fees thereon. As of December 31, 2005, we have no borrowings under the 2005 Credit Facility but have letters of credit outstanding of approximately $80.1 million. We fulfilled our obligation to cash collateralize using cash on hand. The requirement to deposit and maintain cash collateral will terminate and such cash collateral will be released to us when, among other things, we have filed our 2004 Form 10-K and our 2005 Forms 10-Q, have implemented satisfactory collateral systems, have delivered certain monthly financial statements, are not in default under the 2005 Credit Facility and no default will result from the release of collateral, have borrowing availability of at least $15.0 million (without giving effect to any cash collateral that is held by the administrative agent), and the administrative agent and the collateral agent are satisfied as to the results of a collateral field exam.

Pursuant to the amendment, we will be permitted to continue to borrow or issue or replace letters of credit so long as there is availability under the borrowing base and so long as we deposit and maintain the required cash collateral described above, without the requirement to meet certain financial covenants. Advances under the revolving credit line are limited by the available borrowing base, which is based upon a percentage of eligible accounts receivable. We do not currently have availability under the borrowing base.

Transition Services Agreement with KPMG LLP

Our liquidity has also been affected by our various agreements with KPMG LLP, including the transition services agreement. As described in Note 13, “Commitments and Contingencies,” and Note 16, “Transactions with Related Parties,” of the Notes to Consolidated Financial Statements, we contracted to receive certain infrastructure and support services from KPMG LLP until we completed the build-out of our own infrastructure and support capabilities or made arrangements with third party providers of such services. Both parties agreed that during the term of the transition services agreement (which expired on February 13, 2004 for most non-technology services and February 13, 2005 for most technology-related services), the parties would work together to wind down the receipt of services in a manner such that the only costs payable by us to KPMG LLP at the expiration of the agreement would be for capital assets or existing contracts with third party providers that could continue to be used by us in a similar manner after the expiration of the agreement. However, if we terminated any services provided by KPMG LLP under the agreement prior to the end of the applicable term for such services, we were potentially liable to pay KPMG LLP any termination costs (as defined in the transition services agreement) incurred as a result of KPMG LLP having made investments in systems, personnel and other assets that were used by KPMG LLP in providing services under the agreement.

During the year ended December 31, 2004, we terminated certain services provided by KPMG LLP under the transition services agreement prior to the end of the applicable term for such services for which we paid KPMG LLP $1.3 million in termination costs. On February 13, 2005, the transition services agreement with KPMG LLP expired. Upon expiration of the agreement, KPMG LLP claimed that we owed approximately $21.7 million for the termination of information technology services provided under the agreement. However, in accordance with the terms of the agreement, we do not believe that we are liable for termination costs arising upon the expiration of the agreement. The Company and KPMG LLP are proceeding under the dispute resolution procedures specified in the transition services agreement in an attempt to reach an agreement as to the amount, if any, of additional costs payable by us to KPMG LLP in connection with the expiration of the agreement. Additionally, in connection with the expiration of the transition services agreement, we also agreed to settle a separate arrangement under which we pay KPMG LLP for the use of occupancy related assets in the office facilities that we sublease from KPMG LLP. Accordingly, KPMG LLP notified us that we owe approximately $31.7 million for the cost of our proportionate share of the occupancy related assets in the subleased office locations. However, we believe that certain of the assets identified by KPMG LLP do not relate to office locations currently subleased by us. As such, during July 2005, we paid KPMG LLP $17.4 million for our share of the cost of the occupancy related assets that we believe relate to our existing subleased locations. We continue to work with KPMG LLP to reach agreement on the amount, if any, of additional costs payable by us to KPMG LLP in connection with finalizing this agreement.

Guarantees and Indemnification Obligations

In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to us in January 2000; indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements with them. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We estimate that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2004.

Some of our Public Services clients, largely in the state and local market, require us to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of December 31, 2004, we had approximately $149.8 million of outstanding surety bonds and $36.5 million of outstanding letters of credit for which we may be required to make future payment ($20.0 million of the letters of credit were used to support surety bonds, $9.2 million provided direct guaranties to clients for our work and $7.3 million supported various other obligations). The issuers of our outstanding surety bonds may, at any time, require that we post collateral as security to support these obligations. As of December 31, 2004, if all of the issuers of our surety bonds had exercised this right, we would have been required to deposit or advance approximately $105.1 million in cash collateral or letters of credit, including the $36.5 million letter of credit previously mentioned. On April 26, 2005, in connection with the termination of the 2004 Interim Credit Facility, we posted cash collateral of approximately $94.3 million in support of letters of credit which were issued to meet our obligations to collateralize certain surety bonds. In the future, we may be subject to greater cash or letter of credit collateral demands from our surety bond issuers, which in turn, could materially and adversely affect our liquidity. As of December 31, 2005, we had approximately $141.5 million of outstanding surety and surety related bonds; $80.1 million of outstanding letters of credit and issuers had the right to an additional $41.6 million in surety bond collateral ($68.0 million of the letters of credit are used to support surety and surety related bonds, $6.8 million provided direct guaranties to clients for our work and $5.3 million supported various other obligations).

Income Taxes

In 2005, we filed federal refund claims related to 2004 and prior years in the amount of $20.4 million regarding net operating loss carrybacks, foreign tax credit carrybacks, corrections of previous amounts reported and other miscellaneous items. In December 2005, we received from the Internal Revenue Service $15.5 million in tentative refunds related to the 2004 net operating loss carryback. These refunds are subject to U.S. Congress Joint Committee on Taxation review.

We expect to file amended federal and state income tax returns in 2006 for prior fiscal years due to the restatement of earnings and the completion of the filing of the 2004 Form 10-K. It is anticipated that Federal, certain foreign and state amended income tax returns will result in additional income taxes due and income tax refunds. The U.S. Federal amended income tax return will also be subject to review by the Internal Revenue Service and U.S. Congress Joint Committee on Taxation. It is contemplated that we will not receive any refunds until after 2006.

Recently Issued Accounting Pronouncements

In December 2004, FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), was issued which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on

enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the Federal subsidy specified in the Medicare Act. The Medicare Act provides for a Federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. We have concluded that the prescription drug benefits provided under our postretirement medical plan are not actuarially equivalent to the prescription drug benefits offered under Medicare Part D, thus, no accounting for the Federal subsidy is required. Accordingly, adoption of FSP No. 106-2 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first reporting period following our fiscal year that begins on or after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” was issued regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS 123R and SAB No. 107 and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in reporting periods beginning after June 15, 2005. We are required to adopt SFAS 153 effective July 1, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to all entities and addresses the legal obligations with the retirement of tangible long-

lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Interpretation No. 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The provisions of FIN No. 47 are effective no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 to have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this report include, without limitation, statements about when we will be able to file our 2004 Form 10-K, amended 2004 Forms 10-Q, 2005 Form 10-K and 2005 Forms 10-Q (which could be affected by the complexity of the process, the nature of the requisite reviews and other factors), our internal control over financial reporting, our results of operations and financial condition and the restatement of prior period financial statements. These statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. As a result, these statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our actual results may differ from the forward-looking statements for many reasons, including:

•	Any direct or indirect impact of the matters disclosed in this report on our operating results, financial condition or stock price;

•	Our ability to file SEC reports on a timely basis;

•	Any continuation of pricing pressures and declining billing rates;

•	Any adverse report or decision from any Federal or state government or agency, including the Defense Contract Audit Agency, relating to its audits or reviews of our contracts and systems that could reduce our ability to obtain new government business or require the refund of payments received on government contracts;

•	The outcome of the pending SEC investigation;

•	Statements about claimed defaults with respect to our Subordinated Debentures, including our Series B Debentures, and potential consequences;

•	Competitive pricing pressures and their impact on our billing rates;

•	The business decisions of our clients regarding the use of our services and the related need to use subcontractors to complete certain engagements;

•	The timing of projects and their termination;

•	Our ability to address liquidity concerns;

•	Our ability to remediate internal control material weaknesses and significant deficiencies identified by us and our independent registered public accountants and the associated costs;

•	The availability of surety bonds, letters of credit or bank guarantees supporting client engagements;

•	Our inability to meet contractual obligations under client contracts;

•	The impact of rating agency actions;

•	The ability to retain the listing of our common stock on the New York Stock Exchange;

•	The availability of talented professionals to provide our services or any significant attrition of our talented professionals;

•	The pace of technology change;

•	The strength of our joint marketing relationships;

•	The actions of our competitors;

•	Changes in spending policies or budget priorities of the U.S. government, particularly the Department of Defense, in light of the large U.S. budget deficit and competing budget requirements (such as those due to Hurricane Katrina or the conflict in Iraq);

•	Our inability to use losses in some of our foreign subsidiaries to offset earnings in the United States;

•	Our inability to accurately forecast our results of operations and the growth of our business;

•	Changes in, or the application of changes to, accounting principles or pronouncements under accounting principles generally accepted in the United States, particularly those related to revenue recognition;

•	Difficulties relating to changes in our management;

•	Continued failure to complete Sarbanes-Oxley requirements, including the requirements of Section 404 of Sarbanes-Oxley; and

•	The outcome of pending and future legal proceedings.

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

Interest Rate Risk

Our exposure to potential losses due to changes in interest rates relates primarily to our variable rate Japanese yen denominated debt. As a result, we have relatively minimal exposure to changes in interest rates related to our long-term debt obligations. The fair value of our debt obligations may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for our debt obligations as of December 31, 2004:

	Expected Maturity Date Year ended December 31,
	(in thousands of U.S. Dollars, except interest rates)
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Japanese Yen Functional Currency
Third party Japanese Yen denominated debt—variable rate	17,558	4,824	—	—	—	—	22,382	22,382
Average interest rate	1.18%	1.50%	—	—	—	—	1.25%

Euro Functional Currency—Germany	—	—	844	—	—	—	844	844
Average fixed interest rate	—	—	2.25%	—	—	—	2.25%

U.S. Dollar Functional Currency
Series A Convertible Subordinated Debentures	—	—	—	—	—	225,000	225,000	235,688
Average fixed interest rate	—	—	—	—	—	2.50%	2.50%

U.S. Dollar Functional Currency
Series B Convertible Subordinated Debentures	—	—	—	—	—	175,000	175,000	183,094
Average fixed interest rate	—	—	—	—	—	2.75%	2.75%

Due to the delay in the completion of our audited financial statements for the fiscal year ended December 31, 2004, we were unable to file a timely registration statement with the SEC to register for resale our convertible notes and underlying common stock. Accordingly, pursuant to the terms of the Series A Debentures and the Series B Debentures, the applicable interest rate increased by 0.25% beginning on March 23, 2005 and increased another 0.25% beginning on June 22, 2005 through the date the registration statement is declared effective, and pursuant to the terms of the April 2005 Senior Debentures and the July 2005 Senior Debentures, the applicable interest rate increased by 0.25% beginning on January 1, 2006 through the date the registration statement is filed. These changes combined to increase the interest rate on the Series A Debentures and the Series B Debentures to 3.00% and 3.25%, respectively, and on the April 2005 Senior Debentures and the July 2005 Senior Debentures to 5.25% and 0.75%, respectively. For additional information refer to Note 2, “Summary of Significant Accounting Policies,” and Note 8, “Notes Payable,” of the Notes to Consolidated Financial Statements.

Foreign Currency Exchange Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. During the year ended December 31, 2004, we used foreign currency forward contracts to offset currency-related changes in certain of our foreign currency denominated assets and liabilities. All purchased foreign exchange contracts were offset by sold foreign exchange contracts and all foreign exchange contracts were settled by October 29, 2004.

We have significant foreign exchange exposures related primarily to short-term intercompany loans denominated in non-U.S. dollars to certain of our foreign subsidiaries, which the Company has not historically hedged. The potential gain or loss in the fair value of these intercompany loans that would result from a hypothetical change of 10% in exchange rates would be approximately $16.7 million and $10.7 million as of December 31, 2004 and 2003, respectively. For additional information refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Item 8: Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BearingPoint, Inc.:

We have completed an integrated audit of BearingPoint, Inc.’s December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003 and June 30, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of BearingPoint, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004, for the six months ended December 31, 2003 and for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information for the year ended December 31, 2004, for the six months ended December 31, 2003 and for the year ended June 30, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements for the six months ended December 31, 2003 and for the year ended June 30, 2003.

We were not engaged to audit or review the June 30, 2002 consolidated financial statements and accordingly, we do not express an opinion or any other form of assurance on the June 30, 2002 consolidated financial statements taken as a whole. Such June 30, 2002 consolidated financial statements are unaudited.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that BearingPoint, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because (1) the Company did not maintain an effective control environment, (2) the Company did not maintain effective controls, including monitoring, over the financial close and reporting process, (3) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of revenue, costs of service, accounts receivable, unbilled revenue and deferred revenue, (4) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation, and disclosure of accounts payable, other current liabilities, other long-term liabilities and the related expense accounts, (5) the Company did not maintain effective controls over the completeness and accuracy of compensation expense classified as costs of service, (6) the Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of payroll, employee benefits and other compensation liabilities and related expense accounts, (7) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of property and equipment and the related depreciation and amortization expense, (8) the Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of prepaid lease and long-term lease obligation accounts and the related amortization and lease rental expenses, and (9) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation and disclosure of income tax payable, deferred income tax assets and liabilities, the related valuation allowance and income tax expense, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

1. The Company did not maintain an effective control environment. Specifically, the Company identified the following material weaknesses in its control environment:

•	Senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management did not emphasize, through consistent communication, the importance of internal control over financial reporting and adherence to the code of business conduct and ethics.

•	The Company did not maintain a sufficient complement of personnel, either in the corporate offices or foreign locations, with an appropriate level of knowledge, experience and training in the application of GAAP and in internal controls over financial reporting commensurate with financial reporting requirements.

•

The Company did not maintain sufficient formalized and consistent finance and accounting policies and procedures nor did the Company maintain adequate controls with respect to the review, supervision and monitoring of accounting operations at certain foreign locations. Specifically, the Company failed to prevent or detect instances of non-compliance with established policies and procedures, as well as instances of non-compliance with laws and regulations, including improper conduct in the Asia Pacific operations which resulted in adjustments to the consolidated 2004 financial statements.

•	The Company did not establish and maintain, through senior management, sufficient oversight and communication of internal controls to ensure the proper use of the North America financial accounting system, implemented during 2004. Specifically, the Company did not enforce the consistent performance of manual controls designed to complement system controls. As a result, transactions and data were not completely and accurately recorded, processed and reported in the financial statements.

•	The Company did not have adequate procedures or sufficient monitoring by management to ensure that actual or perceived violations of policies and procedures could be reported through the whistleblower hotline or other channels. In addition, the Company did not have sufficient procedures to ensure the appropriate notification, investigation, resolution and remediation procedures were applied to reported violations.

The material weaknesses in the control environment described above contributed to the existence of the material weaknesses discussed in items 2 through 9 below. Additionally, these material weaknesses could result in a misstatement to substantially all of the financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2. The Company did not maintain effective controls, including monitoring, over the financial close and reporting process. Specifically, the Company identified the following material weaknesses in the financial close and reporting process:

•	The Company did not maintain formal, written policies and procedures governing the financial close and reporting process.

•	The Company did not maintain effective controls to ensure that management oversight and review procedures were properly performed over the accounts and disclosures in the financial statements. In addition, the Company did not maintain effective controls to ensure adequate management reporting information was available to monitor financial statement accounts and disclosures.

•	The Company did not maintain effective controls over the recording of recurring and non-recurring journal entries. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to ensure the completeness and accuracy of the entries recorded.

•	The Company did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

•	The Company did not maintain effective controls to provide reasonable assurance that intercompany loans were properly classified based on management’s intent for repayment and that the related foreign currency translation amounts were accurately recorded and reported in the consolidated financial statements.

These material weaknesses contributed to the material weaknesses identified in items 3 through 9 below and resulted in adjustments, including audit adjustments, to the consolidated financial statements for the year ended December 31, 2004 and to the restatement of the consolidated financial statements as of and for the six-month period ended December 31, 2003; the consolidated financial statements for the fiscal years ended June 30, 2003 and 2002; and the condensed consolidated financial statements for the quarterly periods during the year ended December 31, 2004; the six-month period ended December 31, 2003; and the fiscal year ended June 30, 2003 (the “Restated Periods”). Additionally, these material weaknesses could result in a misstatement to substantially all of the financial statement accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

3. The Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of revenue, costs of service, accounts receivable, unbilled revenue, and deferred revenue. Specifically, the Company identified the following material weaknesses:

•	The Company did not design and maintain effective controls to provide reasonable assurance over the initiation, recording, processing, and reporting of customer contracts, including the existence of and adherence to policies and procedures and adequate monitoring by management.

•	The Company did not design and maintain effective controls to provide reasonable assurance that contract costs, such as engagement subcontractor costs, were completely and accurately accumulated for contracts accounted for under the percentage-of-completion method of accounting.

•	The Company did not design and maintain effective controls to provide reasonable assurance that the Company adequately evaluated customer contracts to identify and provide reasonable assurance regarding the proper application of the appropriate method of revenue recognition in accordance with generally accepted accounting principles.

•	The Company did not design and maintain effective controls to provide reasonable assurance regarding the completeness of information recorded in the financial accounting system. Specifically, the Company did not design and have in place effective controls to provide reasonable assurance that invoices issued outside of the financial accounting system were appropriately recorded in the general ledger. As a result, the Company did not ensure that cash received was applied to the correct accounts in the appropriate accounting period.

4. The Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation, and disclosure of accounts payable, other current liabilities, other long-term liabilities and related expense accounts. Specifically, the Company did not design and maintain effective controls over the initiation, authorization, processing, recording, and reporting of purchase orders and invoices as well as authorizations for cash disbursement to provide reasonable assurance that liability balances and operating expenses were accurately recorded in the appropriate accounting period and to prevent or detect misappropriation of assets. In addition, the Company did not have effective controls to: i) provide reasonable assurance regarding the complete identification of subcontractors used in performing services to customers; or ii) monitor subcontractor activities and accumulation of subcontractor invoices to provide reasonable assurance regarding the complete and accurate recording of contract-related subcontractor costs.

5. The Company did not maintain effective controls over the completeness and accuracy of compensation expense, classified as costs of service. Specifically, the Company did not maintain effective controls to identify and monitor employees working outside their resident state for extended periods of time or their home country. In addition, the Company did not maintain effective controls to completely and properly calculate the related compensation expense and employee income tax liability attributable to each tax jurisdiction.

6. The Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of payroll, employee benefit and other compensation liabilities and related expense accounts. Specifically, the Company did not have effective controls designed and in place to provide reasonable assurance of the initiation, recording, processing, and reporting of payroll costs including bonus, health and welfare and severance amounts in the accounting records. Additionally, the Company did not design and maintain effective controls over the administration of employee data or controls to provide reasonable assurance regarding the proper authorization of non-recurring payroll changes.

7. The Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of property and equipment and related depreciation and amortization expense. Specifically, the Company did not design and maintain effective controls to provide reasonable assurance that asset additions and disposals were completely and accurately recorded; depreciation and amortization expense was accurately recorded based on appropriate useful lives assigned to the related assets; existence of assets was confirmed through periodic inventories; and the identification and determination of impairment losses was performed in accordance with generally accepted accounting principles. In addition, the Company did not design and maintain effective controls to provide reasonable assurance of the adherence to the capitalization policy, and the Company did not design and maintain effective controls to provide reasonable assurance that expenses for internally developed software were completely and accurately capitalized, amortized, and adjusted for impairment in accordance with generally accepted accounting principles.

8. The Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of prepaid lease and long-term lease obligation accounts and the related amortization and lease rental expenses. Specifically, the Company did not design and maintain effective controls to provide reasonable assurance that new, amended, and terminated leases, and the related assets, liabilities and expenses associated with rent holidays, escalation clauses, landlord/tenant incentives and asset retirement obligations, were reviewed, approved, and accounted for in accordance with generally accepted accounting principles.

9. The Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation and disclosure of income tax payable, deferred income tax assets and liabilities, the related valuation allowance and income tax expense. Specifically, the Company identified the following material weaknesses:

•	The Company did not maintain effective controls over the reconciliation of the tax and financial reporting bases of assets and liabilities with the deferred income tax assets and liabilities. The Company also did not maintain effective controls to identify and determine permanent differences between income for tax and financial reporting income purposes.

•	The Company did not maintain effective controls, including monitoring, over the calculation and recording of foreign income taxes, including tax reserves, acquired tax contingencies associated with business combinations and the income tax impact of foreign debt recapitalization. In addition, the Company did not maintain effective controls over determining the correct foreign jurisdictions or tax treatment of certain foreign subsidiaries for United States tax purposes.

•	The Company did not design and maintain effective controls over withholding taxes associated with interest payable on intercompany loans and intercompany trade payables between various tax jurisdictions.

Each of the control deficiencies discussed in items 3 through 9 above resulted in adjustments, including audit adjustments, to the consolidated financial statements for the year ended December 31, 2004 and to the restatement of the Company’s consolidated financial statements for the Restated Periods. Additionally, these control deficiencies could result in misstatements of the aforementioned financial statement accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies in items 3 through 9 above constitutes a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that BearingPoint, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, BearingPoint, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Boston, Massachusetts

January 31, 2006

BEARINGPOINT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2004	December 31, 2003
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$244,810	$122,475
Restricted cash (note 2)	21,053	—
Accounts receivable, net of allowances of $11,296 at December 31, 2004 and $17,240 at December 31, 2003	400,285	357,653
Unbilled revenue	381,681	315,431
Income tax receivable	50,518	22,942
Deferred income taxes	59,566	57,976
Prepaid expenses	31,196	29,379
Other current assets	33,038	23,261

Total current assets	1,222,147	929,117
Property and equipment, net	203,403	199,517
Goodwill	656,877	991,347
Other intangible assets, net	3,810	8,156
Deferred income taxes, less current portion	20,522	59,568
Other assets	75,948	23,908

Total assets	$2,182,707	$2,211,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$17,558	$9,345
Accounts payable	306,325	232,577
Accrued payroll and employee benefits	269,876	217,965
Deferred revenue	107,308	74,378
Income tax payable	33,927	48,886
Current portion of accrued lease and facilities charge	22,956	22,048
Deferred income taxes	16,750	10,917
Other current liabilities	134,744	117,178

Total current liabilities	909,444	733,294
Notes payable, less current portion	405,668	238,883
Accrued employee benefits	84,631	62,821
Accrued lease and facilities charge, less current portion	27,386	33,850
Deferred income taxes, less current portion	6,810	11,073
Other liabilities	124,070	61,697

Total liabilities	1,558,009	1,141,618

Commitments and contingencies (note 13)
Stockholders’ equity:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 203,132,716 shares issued and 199,320,466 shares outstanding on December 31, 2004 and 198,295,364 shares issued and 194,483,114 shares outstanding on December 31, 2003	2,022	1,973
Additional paid-in capital	1,143,059	1,105,631
Accumulated deficit	(762,556)	(216,330)
Notes receivable from stockholders	(8,055)	(9,114)
Accumulated other comprehensive income	285,955	223,562
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	624,698	1,069,995

Total liabilities and stockholders’ equity	$2,182,707	$2,211,613

The accompanying footnotes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30,
			2003	2002
		(as restated)	(as restated)	(as restated)
				(unaudited)
Revenue	$3,375,782	$1,522,503	$3,157,898	$2,383,099

Costs of service:
Professional compensation	1,532,423	694,859	1,429,192	948,618
Other direct contract expenses	991,493	396,392	743,066	600,729
Lease and facilities restructuring charges	11,699	61,436	17,283	—
Impairment charge	—	—	—	23,914
Other costs of service	292,643	129,998	264,606	212,097

Total costs of service	2,828,258	1,282,685	2,454,147	1,785,358

Gross profit	547,524	239,818	703,751	597,741
Amortization of purchased intangible assets	3,457	10,212	45,127	3,014
Goodwill impairment charge	397,065	127,326	—	—
Selling, general and administrative expenses	641,176	272,250	550,098	477,230

Operating income (loss)	(494,174)	(169,970)	108,526	117,497
Interest income	1,441	646	2,346	3,144
Interest expense	(18,710)	(8,611)	(13,598)	(2,248)
Loss on early extinguishment of debt	(22,617)	—	—	—
Other income (expense), net	(375)	6,192	759	321

Income (loss) before taxes and cumulative effect of change in accounting principle	(534,435)	(171,743)	98,033	118,714
Income tax expense	11,791	4,872	65,342	80,263

Income (loss) before cumulative effect of change in accounting principle	(546,226)	(176,615)	32,691	38,451
Cumulative effect of change in accounting principle, net of tax	—	—	—	(79,960)

Net income (loss)	$(546,226)	$(176,615)	$32,691	$(41,509)

Earnings (loss) per share—basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$(2.77)	$(0.91)	$0.18	$0.24
Cumulative effect of change in accounting principle	—	—	—	(0.50)

Net income (loss)	$(2.77)	$(0.91)	$0.18	$(0.26)

Weighted average shares—basic	197,039,303	193,596,759	185,461,995	157,559,989

Weighted average shares—diluted	197,039,303	193,596,759	185,637,693	158,715,730

The accompanying footnotes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Treasury stock		Comprehensive income (loss)	Total
	Shares issued	Amount					Shares	Amount
Balance at June 30, 2001 (as restated) (unaudited)	158,569	$1,576	$647,225	$(30,897)	$(7,434)	$(3,280)	—	$—		$607,190
Exercise of stock options under Long-Term Incentive Plan, including tax benefit of $181	209	2	3,782	—	—	—	—	—		3,784
Transfer of shares in trust to treasury	—	—	—	—	—	—	(999)	—		—
Common stock repurchased	—	—	—	—	—	—	(2,813)	(35,727)		(35,727)
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $995	2,280	23	27,273	—	—	—	—	—		27,296
Compensation recognized under Long-Term Incentive Plan for restricted stock	420	4	1,862	—	—	—	—	—		1,866
Notes receivable from stockholders, including $57 in interest and repayment of loan	—	—	—	—	(1,726)	—	—	—		(1,726)
Comprehensive income (loss):
Net loss	—	—	—	(41,509)	—	—	—	—	$(41,509)	(41,509)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	1,920	—	—	1,920	1,920

Total comprehensive loss (as restated) (unaudited)	—	—	—	—	—	—	—	—	$(39,589)

Balance at June 30, 2002 (as restated) (unaudited)	161,478	1,605	680,142	(72,406)	(9,160)	(1,360)	(3,812)	(35,727)		563,094

Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $804	3,548	35	27,695	—	—	—	—	—		27,730
Notes receivable from stockholders, including $72 in interest and repayment of loan	—	—	—	—	24	—	—	—		24
Issuance of common stock in connection with acquisition of KPMG Consulting AG (BE Germany)	30,471	305	364,132	—	—	—	—	—		364,437
Restricted stock awards to board of directors	20	—	157	—	—	—	—	—		157
Compensation recognized under Long-Term Incentive Plan for restricted stock, net of tax benefit of $16	—	—	1,546	—	—	—	—	—		1,546
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting	8	—	13,531	—	—	—	—	—		13,531
Forfeiture of restricted stock	(50)	—	—	—	—	—	—	—		—
Comprehensive income:
Net income	—	—	—	32,691	—	—	—	—	$32,691	32,691
Derivative instruments, net of tax	—	—	—	—	—	695	—	—	695	695
Foreign currency translation adjustment, net of tax	—	—	—	—	—	139,315	—	—	139,315	139,315

Total comprehensive income (as restated)	—	—	—	—	—	—	—	—	$172,701

Balance at June 30, 2003 (as restated)	195,475	1,945	1,087,203	(39,715)	(9,136)	138,650	(3,812)	(35,727)		1,143,220

The accompanying footnotes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common stock		Additional paid-in capital (deficit)	Retained earnings (accumulated deficit)	Notes receivable from stockholders	Accumulated other comprehensive income (loss)	Treasury stock		Comprehensive income (loss)	Total
	Shares issued	Amount					Shares	Amount
Balance at June 30, 2003 (as restated)	195,475	1,945	1,087,203	(39,715)	(9,136)	138,650	(3,812)	(35,727)		1,143,220

Exercise of stock options under Long-Term Incentive Plan, net of tax benefit of $7	9	—	67	—	—	—	—	—		67
Sale of common stock under Employee Stock Purchase Plan, net of tax benefit of $1,033	1,561	16	11,483	—	—	—	—	—		11,499
Notes receivable from stockholders, including $36 in interest and repayment of loan	—	—	—	—	22	—	—	—		22
Restricted stock awards to board of directors	56	—	451	—	—	—	—	—		451
Compensation recognized under Long-Term Incentive Plan for restricted stock	—	—	698	—	—	—	—	—		698
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting, net of tax of $928	1,232	12	5,729	—	—	—	—	—		5,741
Forfeiture of restricted stock	(10)	—	—	—	—	—	—	—		—
Forfeiture of Founders’ shares	(28)	—	—	—	—	—	—	—		—
Comprehensive income (loss):
Net loss	—	—	—	(176,615)	—	—	—	—	$(176,615)	(176,615)
Derivative instruments, net of tax	—	—	—	—	—	(79)	—	—	(79)	(79)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	84,991	—	—	84,991	84,991

Total comprehensive loss (as restated)									$(91,703)

Balance at December 31, 2003 (as restated)	198,295	1,973	1,105,631	(216,330)	(9,114)	223,562	(3,812)	(35,727)		1,069,995
Exercise of stock options under Long-Term Incentive Plan, net of tax benefit of $210	284	3	2,416	—	—	—	—	—		2,419
Sale of common stock under Employee Stock Purchase Plan, net of tax benefit of $1,649	3,642	36	26,309	—	—	—	—	—		26,345
Notes receivable from stockholders, including $58 in interest and repayment of loan	—	—	—	—	1,059	—	—	—		1,059
Restricted stock awards to board of directors	56	1	452	—	—	—	—	—		453
Compensation recognized under Long-Term Incentive Plan for restricted stock, net of tax of $135	—	—	563	—	—	—	—	—		563
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting, net of tax of $1,026	861	9	7,688	—	—	—	—	—		7,697
Forfeiture of Founders’ shares	(5)	—	—	—	—	—	—	—		—
Comprehensive income (loss):
Net loss	—	—	—	(546,226)	—	—	—	—	$(546,226)	(546,226)
Derivative instruments, net of tax	—	—	—	—	—	(616)	—	—	(616)	(616)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	63,009	—	—	63,009	63,009

Total comprehensive loss									$(483,833)

Balance at December 31, 2004	203,133	$2,022	$1,143,059	$(762,556)	$(8,055)	$285,955	(3,812)	$(35,727)		$624,698

The accompanying footnotes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30,
			2003	2002
		(as restated)	(as restated)	(as restated)
				(unaudited)
Cash flows from operating activities:
Net income (loss)	$(546,226)	$(176,615)	$32,691	$(41,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	—	79,960
Deferred income taxes	39,332	(23,278)	(35,321)	(14,570)
Provision (benefit) for doubtful accounts	(1,057)	3,901	2,878	22,510
Stock awards	9,874	7,818	15,218	1,862
Loss on early extinguishment of debt	2,317	—	—	—
Impairment of goodwill	397,065	127,326	—	—
Depreciation and amortization of property and equipment	78,690	39,271	73,231	46,931
Amortization of purchased intangible assets	3,457	10,212	45,127	3,014
Lease and facilities restructuring charges	11,699	61,436	—	—
Impairment charge	—	—	—	23,914
Other	3,072	(3,419)	(779)	—
Changes in assets and liabilities:
Accounts receivable	(33,180)	28,093	(1,684)	109,511
Unbilled revenue	(62,323)	(65,882)	(48,107)	51,289
Income tax receivable, prepaid expenses and other current assets	(38,581)	(23,524)	4,753	35,721
Other assets	(49,869)	45,456	928	3,070
Accrued payroll and employee benefits	47,574	(34,139)	(25,825)	(40,511)
Accounts payable and other current liabilities	121,409	33,773	66,478	(15,499)
Other liabilities	65,012	14,670	32,369	737

Net cash provided by operating activities:	48,265	45,099	161,957	266,430

Cash flows from investing activities:
Purchases of property and equipment	(88,334)	(36,618)	(125,690)	(50,516)
Increase in restricted cash	(21,053)	—	—	—
Businesses acquired, net of cash acquired	—	—	(430,602)	(33,376)
Purchases of equity investments	—	—	—	(2,234)

Net cash used in investing activities	(109,387)	(36,618)	(556,292)	(86,126)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,904	10,526	26,926	29,908
Repurchases of common stock	—	—	—	(35,727)
Proceeds from notes payable	1,531,849	226,270	1,647,045	—
Repayments of notes payable	(1,360,288)	(257,578)	(1,380,595)	(13,512)
Increase (decrease) in book overdrafts	(22,986)	8,183	(2,447)	(28,374)
Repurchase of minority interest in subsidiary	—	—	—	(2,093)
Payments (borrowings) on notes receivable from stockholders	1,059	22	95	(1,197)

Net cash provided by (used in) financing activities	176,538	(12,577)	291,024	(50,995)

Effect of exchange rate changes on cash and cash equivalents	6,919	4,781	2,465	—

Net increase (decrease) in cash and cash equivalents	122,335	685	(100,846)	129,309
Cash and cash equivalents—beginning of period	122,475	121,790	222,636	93,327

Cash and cash equivalents—end of period	$244,810	$122,475	$121,790	$222,636

Supplementary cash flow information:
Interest paid	$43,097	$10,127	$15,355	$1,351

Taxes paid, net of refunds	$21,397	$40,695	$42,225	$62,975

Supplemental non-cash investing and financing activities:
Issuance of common stock for business acquisition	$—	$—	$364,437	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

1. Description of the Business and Basis of Presentation

The Company

BearingPoint, Inc. (the “Company”) is one of the world’s largest management consulting, systems integration and managed services firms with approximately 16,800 employees at December 31, 2004, serving government agencies, Global 2000 companies, medium-sized businesses and other organizations. The Company provides business and technology strategy, systems design, architecture, applications implementation, network infrastructure, systems integration and managed services. The Company delivers consulting and systems integration services through industry groups in which it possesses significant industry-specific knowledge. These industry groups consist of Public Services, Financial Services, Communications, Content and Utilities (previously referred to as Communications & Content), and Consumer, Industrial and Technology. In addition, the Company has existing operations in North America, the Europe, Middle East and Africa (“EMEA”), the Asia Pacific region, and Latin America. The Company’s service offerings are designed to help its clients generate revenue, reduce costs and access the information necessary to operate their business efficiently.

The Company restated its financial statements and related financial information for the six-month transition period ended December 31, 2003 and for the fiscal years ended June 30, 2003 and 2002 to correct accounting errors and departures from generally accepted accounting principles (“GAAP”) in those periods. In addition, the restatement adjustments impacted quarterly periods within the fiscal year ended December 31, 2004, the six month period ended December 31, 2003, and the fiscal year ended June 30, 2003. See Note 3, “Restatement” for a discussion of the individual restatement adjustments and the impact on the previously issued financial statements.

Basis of Presentation

Throughout the consolidated financial statements and accompanying notes, all referenced amounts related to prior periods reflect the balances and amounts on a restated basis. The restated financial statements for the fiscal year ended June 30, 2002 are presented unaudited and, in the opinion of management, have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the period.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

On February 2, 2004, the Company’s board of directors approved a change in the Company’s fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. As a result of this change, the results for the six-month period from July 1, 2003 to December 31, 2003 are reported as a separate transition period with the consolidated financial statements. Accordingly, the following table presents certain comparative financial information for the twelve months ended December 31, 2004 and 2003 and for the six months ended December 31, 2003 and 2002, respectively.

	Twelve Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2003	2002
		(as restated)	(as restated)	(as restated)
		(unaudited)		(unaudited)
	(in thousands, except share and per share amounts)
Revenue	$3,375,782	$3,130,139	$1,522,503	$1,550,263

Costs of service:
Professional compensation	1,532,423	1,432,958	694,859	691,092
Other direct contract expenses	991,493	787,658	396,392	351,800
Lease and facilities restructuring charges	11,699	76,454	61,436	2,265
Other costs of service	292,643	255,924	129,998	138,680

Total costs of service	2,828,258	2,552,994	1,282,685	1,183,837

Gross profit	547,524	577,145	239,818	366,426

Amortization of purchased intangible assets	3,457	35,861	10,212	19,479
Goodwill impairment charge	397,065	127,326	127,326	—
Selling, general and administrative expenses	641,176	534,110	272,250	288,236

Operating income (loss)	(494,174)	(120,152)	(169,970)	58,711

Loss on early extinguishment of debt	(22,617)	—	—	—
Interest/other income (expense), net	(17,644)	(8,853)	(1,773)	(3,415)

Income (loss) before taxes	(534,435)	(129,005)	(171,743)	55,296

Income tax expense	11,791	34,523	4,872	35,692

Net income (loss)	$(546,226)	$(163,528)	$(176,615)	$19,604

Earnings (loss) per share—basic and diluted	$(2.77)	$(0.85)	$(0.91)	$0.11

Weighted average shares—basic	197,039,303	192,148,757	193,596,759	180,278,748

Weighted average shares—diluted	197,039,303	192,148,757	193,596,759	180,408,595

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to calendar year 2004, certain of the Company’s consolidated foreign subsidiaries within the EMEA, Asia Pacific and Latin America regions reported their results on a one-month lag, which allowed additional time to compile

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

results. During calendar year 2004, the Company recorded a change in accounting principle resulting from certain Asia Pacific and EMEA regions now reporting on a current period basis. The purpose of the change is to have these certain foreign subsidiaries report on a basis that is consistent with the Company’s fiscal reporting period. As a result, net loss for the year ended December 31, 2004 includes a cumulative effect of a change in accounting principle of $529, which represents the December 2003 loss for these entities. This amount is included in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2004 due to the immateriality of the effect of the change in accounting principle to consolidated net loss. Certain of the Company’s consolidated foreign subsidiaries within EMEA continue to report their results of operations on a one-month lag.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management’s estimates, assumptions and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

The Company earns revenues from three primary sources: (1) technology integration services where it designs, builds and implements new or enhanced system applications and related processes, (2) services to provide general business consulting, such as system selection or assessment, feasibility studies, business valuations, and corporate strategy services, and (3) managed services in which it manages, staffs, maintains, hosts or otherwise runs solutions and systems provided to its customers. Contracts for these services have different terms based on the scope, deliverables, and complexity of the engagement which require management to make judgments and estimates in recognizing revenues. Fees for these contracts may be in the form of time-and-materials, cost-plus and fixed price.

Technology integration services represent a significant portion of the Company’s business and are generally accounted for under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the percentage-of-completion method, management estimates the percentage of completion based upon costs to the client incurred as a percentage of the total estimated costs to the client. When total cost estimates exceed revenues, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in salaries and other costs. Incentives and award payments are included in estimated revenues using the percentage-of-completion method when the realization of such amounts are deemed probable upon achievement of certain defined goals. Estimates of total contract revenues and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Revenues for general business consulting services are recognized as work is performed and amounts are earned in accordance with the Securities and Exchange Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. For contracts with fees based on time-and-materials or cost-plus, the Company recognizes revenue over the period of performance. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables have been provided.

For managed service arrangements, the Company typically implements or builds system applications for customers that it then manages or runs for periods that may span several years. Such arrangements include the delivery of a combination of one or more of the Company’s service offerings and are governed by the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). In managed service arrangements in which the system application implementation or build has standalone value to the customer, and management has evidence of fair value for the managed services, the Company bifurcates the total arrangement into two units of accounting: (i) the system application implementation or build which is recognized as technology integration services using the percentage-of-completion method under SOP 81-1, and (ii) managed services that are recognized under SAB No. 104 ratably over the estimated life of the customer relationship. In instances where the Company is unable to bifurcate a managed service arrangement into separate units of accounting, the total contract is recognized as one unit of accounting under SAB No. 104. In such instances, total fees and costs related to the system application implementation or build are deferred and recognized together with managed services upon completion of the software application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the software application implementation or build and managed services. Fees from transaction-based services are recognized as earned if the Company has evidence of fair value for such transactions; otherwise, transaction fees are spread ratably over the remaining life of the customer relationship period as received. The determination of fair value requires the Company to use significant judgment. Management determines the fair value of service revenue based upon the Company’s recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenues include reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in other costs of service revenue. In addition, the Company generally enters into relationships with subcontractors where it maintains a principal relationship with the customer. In such instances, subcontractor costs are included in revenues with offsetting expenses recorded in other direct contract expenses.

Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Management anticipates that the collection of these amounts will occur within one year of the balance sheet date. Billings in excess of revenue recognized for which payments have been received are recorded as deferred revenue until the applicable revenue recognition criteria have been met.

Costs of Service

Costs of service include professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue generating activities, bad debt expense relating to accounts receivable, and other costs

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

attributable to serving the Company’s client base. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including costs associated with reductions in workforce and tax equalization for employees on foreign and long-term domestic assignments). Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Lease and facilities restructuring charges represent the fair value of future lease obligations (net of estimated sublease income), the unamortized cost of fixed assets and the other costs incurred associated with the Company’s office space reduction efforts. Recurring lease and facilities charges for occupied offices are included in other costs of service.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force and other functions related to managing and growing the Company’s business. Advertising costs are expensed when advertisements are first placed or run. Advertising expense totaled $18,709, $5,722, $38,944 and $12,215 (unaudited) for the year ended December 31, 2004, the six-months ended December 31, 2003, and the years ended June 30, 2003 and 2002, respectively. Included in advertising expense for the year ended June 30, 2003 is $28,211 in costs associated with the Company’s rebranding initiative.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances, demand deposits and highly liquid investments with insignificant interest rate risks and original or remaining maturities of three months or less. The Company’s cash equivalents consist of money market investments of $24,470 and $0 at December 31, 2004 and December 31, 2003, respectively. Book overdrafts representing outstanding checks in excess of funds on deposit are classified as short-term borrowings and included in Other Current Liabilities on the consolidated balance sheet. As of December 31, 2004, the Company classified as restricted cash approximately $21,053 of cash collateral posted in support of a bank guarantee for a letter of credit related to the 2002 revolving credit facility.

Concentrations of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term maturities. The fair value of the Company’s notes payable, including the current portion, was $442,008 and $259,359 at December 31, 2004 and 2003, compared to their respective carrying values of $423,226 and $248,228. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of notes payable, trade receivables, unbilled revenues and derivatives. The Company’s cash and cash equivalents and derivatives are placed with financial institutions with high credit standings. The Company’s credit risk for derivatives is also mitigated due to the short-term nature of the contracts. The Company’s customer base consists of large numbers of geographically diverse customers dispersed across many countries. Concentration of credit risk with respect to trade accounts receivables is not significant.

The Company’s Public Services industry group has a significant portion of their engagements performed on a fixed-price or fixed-rate basis and derives revenue from departments and agencies of the U.S. government. While most of the Company’s government agency clients have the ability to unilaterally terminate their contracts, the Company’s relationships are generally not with political appointees, and the Company has not typically

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

experienced a loss of Federal government projects with a change of administration. U.S. government revenue accounted for 29.7%, 28.7%, 22.7%, and 26.0% (unaudited) of the Company’s revenue for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, respectively. Receivables due from the U.S. government were $107,024 and $70,035 at December 31, 2004 and 2003, respectively. Unbilled revenue due from the U.S. government was $117,909 and $57,467 at December 31, 2004 and 2003, respectively.

Valuation of Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Assessing the collectibility of customer receivables requires management judgment. The Company determines its allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends and changes in customer payment terms. Valuation reserves are periodically reevaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available.

Property and Equipment

Property and equipment are recorded at cost less allowances for depreciation and amortization. The cost of software purchased or developed for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation is provided for all classes of assets for financial statement purposes using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over three to five years, software purchased or developed for internal use is depreciated over one to five years, and furniture is depreciated over three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining term of the respective lease. Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the asset cost and related accumulated depreciation are relieved from the balance sheet, and any associated gain or loss is recognized in income from operations.

Accounting for Leases

The Company leases all of its office facilities under non-cancelable operating leases that expire at various dates through 2015, along with options that permit renewals for additional periods. Rent abatements and escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term. The Company receives incentives to lease office facilities in certain areas. These incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Asset Retirement Obligations

The Company leases all of its office facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. In accordance with Statement of Financial Accounting Standards, (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, these asset retirement obligations are initially measured at fair value and recorded as a liability and a corresponding increase in the carrying amount of the underlying property. Subsequently, the asset

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

retirement obligation accretes until the time the retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying property. Asset retirement obligations totaled $3,515 and $3,877 at December 31, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but instead assessed for impairment on at least an annual basis on April 1 or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors the Company considers important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, significant adverse changes in business climate or regulations, significant changes in senior management, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, or a reduction of the Company’s market capitalization relative to net book value. The Company’s reporting units are consistent with the reportable segments identified in Note 19, “Segment Information.” To conduct a goodwill impairment test, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its reporting units using discounted cash flow valuation models.

Other identifiable intangible assets include finite-lived purchased intangible assets, which primarily consist of market rights, order backlog, customer contracts and related customer relationships and trade names. Finite-lived purchased intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from one to five years.

Valuation of Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software, and customer lists). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at period end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income in consolidated

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

stockholders’ equity. Foreign currency transaction gains and losses related to short-term intercompany loans are recorded in the consolidated statements of operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS No. 52, “Foreign Currency Translation,” whereby foreign currency transaction gains and losses are reported in the same manner as translation adjustments.

Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using weighted average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.

Foreign currency gains (losses) are reported as a component of other income (expense) in the consolidated statement of operations. Net foreign currency gains (losses) were $3,135, $4,832, $(1,253) and $321 (unaudited) for the year ended December 31, 2004, the six months ended December 31, 2003, and the fiscal years ended June 30, 2003 and 2002, respectively. These foreign exchange gains (losses) included translation of short-term intercompany loans of $3,509, $3,787, $1,473 and $0 (unaudited) for the year ended December 31, 2004, the six months ended December 31, 2003, and the fiscal years ended June 30, 2003 and 2002, respectively. For additional information regarding intercompany loans and foreign currency gains/(losses), see Note 3, “Restatement.”

Accounting for Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance adjustment.

Pension and Postretirement Benefits

The Company offers pension and postretirement medical benefits to certain employees. Pension plans include both funded and unfunded noncontributory defined benefit pension plans. The Company uses the actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” to account for its pension plans. The postretirement medical plan is accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires the Company to accrue for future postretirement medical benefits. For additional information regarding postretirement benefits, see Note 17, “Employee Benefit Plans.”

Accounting for Employee Global Mobility and Tax Equalization

The Company has a tax equalization policy designed to ensure its employees on domestic long-term and foreign assignments will be subject to the same level of personal tax regardless of the tax jurisdiction in which

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

the employee works. The Company accrues for tax equalization expenses in the period incurred. As more fully described in Note 3, “Restatement,” the Company recorded restatement adjustments related to accounting errors for employee mobility and tax equalization. Included within the restatement adjustments, the Company calculated interest and penalties associated with failure to timely file and withhold payroll taxes. As of December 31, 2004, the Company has accrued approximately $67,639 associated with tax equalization expenses and related interest and penalties. In the event that the Company can settle the liability for less than the amount accrued, a credit to expenses is recorded in the period of adjustment.

Stock-Based Compensation

The Company has several stock-based employee compensation plans as described in Note 14, “Capital Stock and Option Awards.” The Company accounts for stock-based compensation awards issued to employees by applying the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” whereby the difference between the quoted market price as of the date of grant and the contractual purchase price of the award is charged to operations over the vesting period. The Company generally recognizes no compensation expense with respect to option awards issued to employees, as all options granted under the Company’s stock-based compensation plans have exercise prices equal to the market value of the Company’s common stock on the date of grant. With respect to restricted stock and other awards granted prior to December 31, 2004, compensation expense is measured based on the fair value of such awards as of the grant date and charged to expense using the straight-line method over the period of restriction or vesting period.

Pro forma information regarding net income (loss) and earnings (loss) per share is required assuming the Company had accounted for its stock-based awards issued to employees under the fair value recognition provisions of SFAS No. 123, whereby stock options and other awards are valued at the grant date using an option pricing model, and compensation is amortized as a charge to earnings over the awards’ vesting period. The weighted average fair value of stock options granted during the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 were $5.38, $5.41, $6.20, and $8.64 (unaudited), respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price Expected Volatility	Risk-Free Interest Rate	Expected Life	Expected Dividend Yield
Year ended December 31, 2004	63.47%	3.65%	6	—
Six months ended December 31, 2003	69.38%	3.47%	6	—
Year ended June 30, 2003	70.76%	2.96%	6	—
Year ended June 30, 2002 (unaudited)	69.00%	4.37%	6	—

The fair value of the Company’s common stock purchased under the Employee Stock Purchase Plan (“ESPP”) was estimated for the year ended December 31, 2004, the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002 using the Black-Scholes option-pricing model and an expected volatility of 70.0%, risk free interest rates ranging from 1.03% to 4.77%, an expected life ranging from six to eighteen months, and an expected dividend yield of zero. The weighted average fair value of shares purchased under the Employee Stock Purchase Plan was $3.43, $2.74, $6.59 and $6.88 (unaudited) for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value method for the year ended December 31, 2004, the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002:

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002
		(as restated)	(as restated)	(as restated) (unaudited)
Net income (loss)	$(546,226)	$(176,615)	$32,691	$(41,509)
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	8,713	6,890	15,234	1,866

Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(81,649)	(51,365)	(100,525)	(99,316)

Pro forma net loss	$(619,162)	$(221,090)	$(52,600)	$(138,959)

Earnings (loss) per share:
Basic and diluted—as reported	$(2.77)	$(0.91)	$0.18	$(0.26)

Basic and diluted—pro forma	$(3.14)	$(1.14)	$(0.28)	$(0.88)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first reporting period following the fiscal year that begins on or after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Derivative Financial Instruments

The Company is exposed to changes in foreign currency exchange rates and interest rates that may affect its results of operations and financial position. The Company manages its exposure to changes in foreign currency exchange rates and interest rates through its normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”, which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net income or in other comprehensive income (loss) until the hedged item is recognized in net income. For derivatives that do not qualify as hedges under SFAS No. 133, the change in fair value is recorded in other income (expense) in the Consolidated Statement of Operations.

The Company may enter into foreign currency forward contracts to offset currency-related changes in its foreign currency denominated assets and liabilities. The fair value of these foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Statement of Financial Position. The Company did not designate any of its derivatives used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities as hedges as defined by SFAS No. 133. Accordingly, changes in the fair value of these derivatives were recognized in other income (expense) in the consolidated statement of operations in the period of change. The Company does not have any outstanding foreign currency forward contracts as of December 31, 2004.

During the fiscal year ended June 30, 2003, the Company entered into treasury rate locks on $125,000 of five-year debt in order to secure the interest rate on a portion of the $220,000 of Senior Notes (see Note 8). Treasury rate locks are customized derivative securities used by investors to lock in the yield or price of a treasury security. The treasury locks are derivative instruments as defined by SFAS No. 133 and were designated as highly effective cash flow hedges. On November 6, 2002, the treasury locks were settled resulting in a gain of $787, which was being amortized into interest expense over the original term of the debt. However, in connection with the early extinguishment of the $220,000 Senior Notes, the Company accelerated the amortization period of the treasury lock gain to end in December 2004. The accumulated unamortized gain related to the treasury locks included in the other accumulated comprehensive income was $0 and $616 as of December 31, 2004 and 2003, respectively.

Recently Issued Accounting Pronouncements

In December 2004, FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), was issued which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has repatriated funds under the Jobs Act during 2005. See Note 15, “Income Taxes,” for further discussion.

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”).

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The Medicare Act was enacted on December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the Federal subsidy specified in the Medicare Act. The Medicare Act provides for a Federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. The Company has concluded that the prescription drug benefits provided under its postretirement medical plan are not actuarially equivalent to the prescription drug benefits offered under Medicare Part D, thus, no accounting for the Federal subsidy is required. Accordingly, adoption of FSP 106-2 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 153 effective July 1, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The provisions of FIN 47 are effective no later than December 31, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB Opinion No. 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

3. Restatement

The Company is restating its previously filed consolidated balance sheet at December 31, 2003, and consolidated statements of operations, cash flows, and changes in stockholders’ equity for the six-month period ended December 31, 2003 and for the fiscal years ended June 30, 2003 and 2002. In addition, the restatement also impacts the previously issued condensed consolidated financial statements for the quarterly periods during the year ended December 31, 2004 and the corresponding quarterly periods during the six months ended December 31, 2003 and the fiscal year ended June 30, 2003. For the impact of the restated financial results for the quarterly periods during the year ended December 31, 2004, six-month period ended December 31, 2003 and for the fiscal year ended June 30, 2003, see Note 20, “Results by Quarter (Unaudited).”

The Company has categorized the restatement adjustments into ten categories. Each category is defined briefly below:

Accounting for Customer Contracts

During its close procedures for the year ended December 31, 2004, the Company performed an extensive review of substantially all of its contractual arrangements with its customers in North America to ensure that recorded amounts for the year ended December 31, 2004 have been properly stated. As a result of this extensive review, the Company identified errors related to previously recorded revenue, other direct contract expenses, unbilled revenue, deferred revenue and accounts receivable. Consequently, the Company has recorded corrections to properly account for revenue, other direct contract expenses, unbilled revenue, deferred revenue and accounts receivable for all of the errors and adjustments discussed below. These errors include the following:

•	Misapplication of generally accepted accounting principles (“GAAP”) in accounting for contractual arrangements as it pertains to Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” EITF 00-21, and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” For example, for a specific service line the Company inappropriately recorded revenue on its contracts as services were delivered to the clients. Based upon the specific contracts for these engagements, revenue should have been recorded only when the services had been fully delivered to the client;

•	Inaccurate accumulation of contract costs, such as engagement subcontractor costs;

•	Inaccurate client contractual hourly bill rates entered in the project accounting system;

•	Improper classification of amounts between accounts receivable and unbilled revenue as a result of invoices issued outside of the project accounting system; and

•	Inaccurate recording of revenue related to time-and-materials contracts under the Company’s previous project accounting system. The Company’s project accounting system prior to April 1, 2004 had limitations on how revenue was recognized for time and materials contracts. As a result, we recorded adjustments to revenue in prior periods in order to report revenue accurately.

The financial impact of restatement adjustments related to the timing of subcontractor expenses is included below in the restatement adjustments related to Adjustments for Accounts Payable, Accrued Expenses and Expense Cut-off. On April 1, 2004, the Company implemented a new project accounting system for its operations in North America for which the Company implemented insufficient internal controls and which contributed to certain of the errors discussed above.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The Company also has identified errors in accounting for customer contracts in certain of its international operations (in addition to the revenue recognition errors related to Australia described below). These errors primarily relate to:

•	Inaccuracies in accumulating estimated total contract costs for certain contracts. This resulted in improper recognition of revenue under the percentage-of-completion method of accounting; and,

•	Improper recognition of revenue that could not be billed based upon the underlying contractual support.

Revenue Recognition Related to Australia

The Company identified that there was a significant amount of unrecoverable accounts receivable and unbilled revenue on the balance sheet of its Australian subsidiary. These amounts had been outstanding for a significant period of time but did not appear as past due in the Company’s records due to a number of improper actions by a senior person of its Australian subsidiary to characterize these amounts as current. Separately, the Company also identified an additional significant amount of unrecoverable unbilled revenue on a major contract with a client in Australia. Upon further review and investigation, the Company determined that the unbilled revenue was inappropriately accounted for, as there was no contractual documentation to support the recording of a portion of the related revenue. In addition, the Company determined that the percentage-of-completion amounts utilized to record revenue amounts for prior periods were incorrectly calculated.

Consequently, the Company has recorded corrections to properly account for revenue, other direct contract expenses, unbilled revenue and accounts receivable for all of the errors and adjustments discussed above.

Intercompany Loan Classifications

SFAS 52, “Foreign Currency Translation,” requires that foreign exchange gains and losses resulting from the translation of intercompany loans be accounted for based on the characterization of the intercompany loan as current or long-term. Translation gains and losses for short-term intercompany loans are recognized as a charge or credit to other income (expense), net, in the statement of operations. Translation gains or losses on long-term intercompany loans are recognized as a component of accumulated other comprehensive income on the balance sheet. Management’s intent relative to the timing of repayment of these intercompany loans determines the classification between long and short-term. While certain of the intercompany loans were repaid or are planned to be repaid, the Company had inappropriately considered all intercompany loans to be long-term. Accordingly, the Company analyzed historical intercompany loans for all periods presented to determine the appropriate characterization of these loans between short and long-term based on past repayments and planned future payments.

Accounting for Leases and Facilities Charges

Certain of the Company’s lease contracts contain rent holidays, escalation clauses, landlord/tenant incentives and asset retirement obligations, which the Company did not account for in accordance with GAAP. In particular, (i) the Company recorded rent expense for certain operating leases on a cash basis, without consideration for rent holidays or escalations; (ii) the Company did not appropriately record or amortize landlord/tenant incentives, and in some cases, netted reimbursements with leasehold improvement assets; (iii) the Company did not properly record or amortize leasehold improvements over the appropriate periods, and in some cases, inappropriately amortized leasehold improvements over terms that included assumptions of lease renewals; and (iv) the Company did not completely or accurately record asset retirement obligations related to

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

leasehold improvement assets. These errors also impacted amounts previously recorded in connection with the Company’s lease and facilities restructuring charges. Accordingly, the Company has recorded adjustments to correct the errors identified in its application of GAAP as it pertains to the accounting for lease-related expenses.

Accounting for Employee Global Mobility and Tax Equalization

The Company has a tax equalization policy designed to ensure its employees on domestic long-term and foreign assignments will be subject to the same level of personal tax regardless of the tax jurisdiction in which the employee works. The Company failed to identify a significant number of employees who were subject to the tax equalization plan, did not properly calculate and withhold required taxes on behalf of its qualifying employees and used the cash basis of accounting, rather than the accrual basis, for recognition of the tax equalization expense. Accordingly, the Company has recorded adjustments to correct the errors identified above as it pertains to the accounting for employee global mobility and tax equalization.

Accounting for Property and Equipment

The Company corrected certain errors involving the accounting for its property and equipment. These errors included (i) incorrect calculations of depreciation and amortization expense for certain property and equipment; (ii) incorrect useful lives in calculating depreciation and amortization expense; (iii) inappropriate categorization of assets and associated depreciation expense; (iv) errors in the calculation and timing of asset disposals; and (v) lack of adherence to the Company’s capitalization policy relating to property and equipment. In addition, these errors also impacted amounts previously recorded in connection with office closings relating to the Company’s lease and facilities restructuring efforts.

Adjustments for Accounts Payable, Accrued Expenses and Expense Cut-off

The Company did not record accounts payable and accrued expenses in the proper period and misstated certain accruals.

Variable Accounting Adjustments for Stock Options

In February 2000, the Company issued stock awards to certain employees as part of the separation of the KPMG consulting business from KPMG. The stock awards were fully vested at the time of grant and the total value of the awards was charged to compensation expense upon issuance of such awards. At the time such stock awards were issued, each share was ascribed a value of $55 per share. Subsequent to issuance of the awards, the Company completed its initial public offering at a price of $18 per share. In connection with such awards, the Company provided personal loans to the grantees for personal income taxes attributable to the awards. Recourse against the grantees for any default on the loans was limited solely to stock awards issued to the individuals. The Company initially accounted for the stock awards as fixed grants, with the related payments to the respective employees for tax liabilities accounted for as interest-bearing shareholder notes.

In connection with the issuance of the financial statements for the year ended June 30, 2003, the Company determined that the loans could not be considered separate from the stock awards as the loans were specifically provided for and committed to at the time of the stock awards and are non-recourse. The original stock awards should have been treated as variable awards, with the exercise price equal to the principal and accrued interest balance on the note. The option would be variable and marked-to-market until the loan is repaid or the shares are surrendered upon default of payment. Given the decline in the Company’s stock price subsequent to its initial

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

public offering, the resulting effect is a decrease in the value of the awards resulting in a credit to compensation expense. Additionally, the cash payments for tax liabilities should have been reflected as bonuses at the time of issuance.

Management believes that this change in accounting determination did not have a material impact on the statements of operations for any prior periods and, therefore, prior years financial statements were not restated in connection with the fiscal year 2003 audit. Instead, the aggregate effect of the revised accounting was reflected as an adjustment to additional paid-in capital, accumulated deficit and notes receivable from shareholders as of July 1, 2002. However, in connection with the Company’s restatement of its fiscal year ended June 30, 2002, the Company has reversed the initial adjustment recorded in retained earnings as of July 1, 2002, and applied it to prior periods.

Accounting for Income Taxes

The Company identified and corrected certain errors involving the recording of income taxes. These errors included (i) errors in the calculation of deferred tax assets and liabilities; (ii) errors in determining the timing and amounts of permanent differences between financial reporting income and taxable income; (iii) incorrect calculation and recording of foreign taxes including foreign tax reserves, foreign acquired tax contingencies and foreign debt recapitalizations; (iv) errors in failing to correctly record withholding taxes on interest payable on intercompany loans; and (v) errors in failing to correctly record withholding taxes on intercompany trade payables between various jurisdictions.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Other Adjustments

The Company corrected other miscellaneous items identified as part of the Restatement, none of which are individually significant to the Company’s consolidated financial position, results of operation or cash flows.

The following tables summarize the impact of all of restatement adjustments on previously reported net income (loss), basic and diluted earnings (loss) per share for the six months ended December 31, 2003 and fiscal years ended June 30, 2003 and 2002; and assets, liabilities, and stockholders’ equity on the consolidated balance sheet at December 31, 2003.

	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002 (unaudited)
Net income (loss) as previously reported	$(165,767)	$41,307	$(26,898)

Restatement adjustments (pretax):
Accounting for customer contracts	1,449	4,007	7,612
Revenue recognition related to Australia	(2,833)	(1,416)	—
Intercompany loan classifications	3,737	1,473	—
Accounting for leases and facilities charges	387	(1,285)	(735)
Accounting for employee global mobility and tax equalization	(11,032)	(14,959)	(8,324)
Accounting for property and equipment	(490)	68	(445)
Adjustments for accounts payable, accrued expenses and expense cut-off	1,913	7,512	(11,647)
Variable accounting adjustments for stock options	—	—	(475)
Other adjustments	(1,938)	3,567	(1,858)

Total net restatement adjustments (pre-tax)	(8,807)	(1,033)	(15,872)

Tax effect of restatement adjustments above	2,577	(6)	6,487
Errors related to accounting for income taxes	(4,618)	(7,577)	(5,226)

Total taxes	(2,041)	(7,583)	1,261

Total net restatements adjustments	(10,848)	(8,616)	(14,611)

Net income (loss) as restated	$(176,615)	$32,691	$(41,509)

Earnings (loss) per share—basic and diluted:
Basic and diluted earnings (loss) per share as originally reported	$(0.86)	$0.22	$(0.17)
Effect of net restatement adjustments	(0.05)	(0.04)	(0.09)

Basic and diluted earnings (loss) per share as restated	$(0.91)	$0.18	$(0.26)

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

	As of December 31, 2003
	Total Assets	Total Liabilities	Stockholders' Equity
As previously reported	$2,129,447	$997,789	$1,131,658

Accounting for customer contracts	158	1,905	(1,747)
Revenue recognition related to Australia	(4,328)	—	(4,328)
Accounting for leases and facilities charges	(1,097)	5,004	(6,101)
Accounting for employee global mobility and tax equalization issues	(5,007)	31,987	(36,994)
Accounting for property and equipment	10	890	(880)
Adjustments for accounts payable, accrued expenses and expense cut-off	28,170	33,864	(5,694)
Other adjustments	2,666	253	2,413
Tax effect of restatement adjustments above	25,986	16,952	9,034
Errors related to accounting for income taxes	35,608	52,974	(17,366)

Total adjustments	82,166	143,829	(61,663)

As restated	$2,211,613	$1,141,618	$1,069,995

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The following tables outline the effects of the aforementioned restatement adjustments on the Company’s originally issued consolidated statements of operations for the six months ended December 31, 2003 and fiscal years ended June 30, 2003 and 2002 and consolidated balance sheet at December 31, 2003:

	Six Months Ended December 31, 2003
	As Reported	Effect of Restatement	As Restated
Revenue	$1,554,431	$(31,928)	$1,522,503

Cost of service:
Professional compensation	689,770	5,089	694,859
Other direct contract expenses	420,444	(24,052)	396,392
Lease and facilities charges	61,686	(250)	61,436
Other costs of service	129,507	491	129,998

Total costs of service	1,301,407	(18,722)	1,282,685

Gross profit	253,024	(13,206)	239,818
Amortization of purchased intangible assets	10,651	(439)	10,212
Goodwill impairment charge	127,326	—	127,326
Selling, general and administrative expenses	273,775	(1,525)	272,250

Operating loss	(158,728)	(11,242)	(169,970)
Interest/other income (expense), net	(4,208)	2,435	(1,773)

Loss before taxes	(162,936)	(8,807)	(171,743)
Income tax expense	2,831	2,041	4,872

Net loss	$(165,767)	$(10,848)	$(176,615)

Loss per share—basic and diluted	$(0.86)	$(0.05)	$(0.91)

Weighted average shares—basic	193,596,759		193,596,759

Weighted average shares—diluted	193,596,759		193,596,759

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

	Year Ended June 30, 2003
	As Reported	Effect of Restatement	As Restated
Revenue	$3,139,277	$18,621	$3,157,898

Cost of service:
Professional compensation	1,422,691	6,501	1,429,192
Other direct contract expenses	721,217	21,849	743,066
Lease and facilities charges	17,592	(309)	17,283
Other costs of service	262,506	2,100	264,606

Total costs of service	2,424,006	30,141	2,454,147

Gross profit	715,271	(11,520)	703,751
Amortization of purchased intangible assets	44,702	425	45,127
Selling, general and administrative expenses	556,097	(5,999)	550,098

Operating income	114,472	(5,946)	108,526
Interest/other income (expense), net	(15,406)	4,913	(10,493)

Income before taxes	99,066	(1,033)	98,033
Income tax expense	57,759	7,583	65,342

Net income	$41,307	$(8,616)	$32,691

Earnings per share—basic & diluted	$0.22	$(0.04)	$0.18

Weighted average shares—basic	185,461,995		185,461,995

Weighted average shares—diluted	185,637,693		185,637,693

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

	Year Ended June 30, 2002 (unaudited)
	As Reported	Effect of Restatement	As Restated
Revenue	$2,367,627	$15,472	$2,383,099

Cost of service:
Professional compensation	940,829	7,789	948,618
Other direct contract expenses	592,634	8,095	600,729
Impairment charge	23,914	—	23,914
Other costs of service	209,398	2,699	212,097

Total costs of service	1,766,775	18,583	1,785,358

Gross profit	600,852	(3,111)	597,741
Amortization of purchased intangible assets	3,014	—	3,014
Selling, general and administrative expenses	464,806	12,424	477,230

Operating income	133,032	(15,535)	117,497
Interest/other income (expense), net	1,554	(337)	1,217

Income before taxes	134,586	(15,872)	118,714
Income tax expense	81,524	(1,261)	80,263

Income before cumulative effect of change in accounting principle	53,062	(14,611)	38,451
Cumulative effect of change in accounting principle, net of tax	(79,960)	—	(79,960)

Net loss	$(26,898)	$(14,611)	$(41,509)

Earnings (loss) per share—basic and diluted
Income before cumulative effect of change in accounting principle	$0.34	$(0.09)	$0.24
Cumulative effect of change in accounting principle	(0.51)	—	(0.50)

Net loss	$(0.17)	$(0.09)	$(0.26)

Weighted average shares—basic	157,559,989		157,559,989

Weighted average shares—diluted	158,715,730		158,715,730

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

	As of December 31, 2003
	As Reported	Effect of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$122,723	$(248)	$122,475
Accounts receivable, net of allowance	357,620	33	357,653
Unbilled revenue	293,559	21,872	315,431
Income tax receivable	—	22,942	22,942
Deferred income taxes	35,291	22,685	57,976
Prepaid expenses	29,135	244	29,379
Other current assets	23,953	(692)	23,261

Total current assets	862,281	66,836	929,117
Property and equipment, net	203,341	(3,824)	199,517
Goodwill	981,222	10,125	991,347
Other intangible assets, net	8,156	—	8,156
Deferred income taxes, less current portion	50,539	9,029	59,568
Other assets	23,908	—	23,908

Total assets	$2,129,447	$82,166	$2,211,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$9,345	$—	$9,345
Accounts payable	197,975	34,602	232,577
Accrued payroll and employee benefits	175,830	42,135	217,965
Deferred revenue	72,473	1,905	74,378
Income tax payable	21,082	27,804	48,886
Current portion of accrued lease and facilities charge	22,048	—	22,048
Deferred income taxes	4,268	6,649	10,917
Other current liabilities	126,375	(9,197)	117,178

Total current liabilities	629,396	103,898	733,294
Notes payable, less current portion	238,883	—	238,883
Accrued employee benefits	62,821	—	62,821
Accrued lease and facilities charge, less current portion	33,465	385	33,850
Deferred income taxes, less current portion	4,549	6,524	11,073
Other liabilities	28,675	33,022	61,697

Total liabilities	997,789	143,829	1,141,618

Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized	1,973	—	1,973
Additional paid-in capital	1,105,631	—	1,105,631
Accumulated deficit	(157,804)	(58,526)	(216,330)
Notes receivable from stockholders	(9,114)	—	(9,114)
Accumulated other comprehensive income	226,699	(3,137)	223,562
Treasury stock, at cost (3,812,250 shares)	(35,727)	—	(35,727)

Total stockholders’ equity	1,131,658	(61,663)	1,069,995

Total liabilities and stockholders’ equity	$2,129,447	$82,166	$2,211,613

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

4. Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002
		(as restated)	(as restated)	(as restated) (unaudited)
Net income (loss) before cumulative effect of change in accounting principle	$(546,226)	$(176,615)	$32,691	$38,451
Cumulative effect of change in accounting principle, net of tax	—	—	—	(79,960)

Adjusted net income (loss)	$(546,226)	$(176,615)	$32,691	$(41,509)

Weighted average shares outstanding—basic	197,039,303	193,596,759	185,461,995	157,559,989
Employee stock options	—	—	175,698	1,155,741

Weighted average shares outstanding—diluted	197,039,303	193,596,759	185,637,693	158,715,730

Earnings (loss) per share—basic and diluted	$(2.77)	$(0.91)	$0.18	$(0.26)

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 41,644,633, 56,748,235, 45,733,510 and 18,814,559 (unaudited) for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

5. Property and Equipment

Property and equipment, net, consists of the following:

	December 31,
	2004	2003
		(as restated)
Property and equipment:
Internal-use software	$154,006	$187,339
Equipment	86,456	82,625
Leasehold improvements	66,957	56,003
Furniture	33,079	33,313

Total property and equipment	340,498	359,280

Accumulated depreciation and amortization:
Internal-use software	(49,352)	(83,000)
Equipment	(47,094)	(53,502)
Leasehold improvements	(27,702)	(17,749)
Furniture	(12,947)	(5,512)

Total accumulated depreciation and amortization	(137,095)	(159,763)

Property and equipment, net	$203,403	$199,517

Depreciation and amortization expense related to property and equipment recorded in other costs of service and selling, general and administrative expenses was $43,485 and $35,205, respectively, for the year ended December 31, 2004, of which $13,737 and $25,843, respectively, related to the amortization of internal-use software. For the six months ended December 31, 2003, depreciation and amortization expense related to property and equipment recorded in other costs of service and selling, general and administrative expenses was $15,214 and $24,057, respectively, of which $6,228 and $17,098, respectively, related to the amortization of internal-use software. For the year ended June 30, 2003, depreciation and amortization expense related to property and equipment recorded in other costs of service and selling, general and administrative expenses was $42,174 and $31,057, respectively, of which $8,516 and $21,804, respectively, related to the amortization of internal-use software. Depreciation and amortization expense related to property and equipment recorded in other costs of service and selling, general and administrative expenses was $27,076 (unaudited) and $20,029 (unaudited), respectively, for the year ended June 30, 2002. During the year ended December 31, 2004, the Company disposed of certain property and equipment with a historical cost of $15,563 and accumulated depreciation of $13,617, resulting in a loss on disposal of $1,946. During the six months ended December 31, 2003, the Company disposed of certain property and equipment with a historical cost of $44,786 and accumulated depreciation of $43,415, resulting in a loss on disposal of $1,371.

During the fiscal year ended June 30, 2003, the Company recorded a change in estimate that decreased the expected remaining useful life of certain systems applications used as part of its infrastructure operations. The change in estimate was a result of the Company’s continued build-out of certain infrastructure functions that were completed in the second quarter of calendar year 2004, which, upon completion, replaced the existing applications. This change in estimate resulted in a charge to net income of $2,838 (net of tax) for the year ended December 31, 2004, $3,549 (net of tax) for the six months ended December 31, 2003 and $4,732 (net of tax) for the year ended June 30, 2003.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

6. Goodwill and Other Intangible Assets

In connection with adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” as of July 1, 2001, the Company completed the required test for and measurement of transitional impairment. Based on that analysis, the Company recognized a transitional impairment loss of $79,960 as the cumulative effect of a change in accounting principle. There was no tax benefit recorded in connection with this charge. The transitional impairment charge resulted from a change in the criteria for the measurement of the impairment loss from undiscounted cash flows, a method required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” to discounted cash flows as required by SFAS No. 142.

The changes in the carrying amount of goodwill, at the segment level, for the year ended December 31, 2004 and the six months ended December 31, 2003 are as follows:

	Balance December 31, 2003	Additions	Impairment Charge	Other (a)	Balance December 31, 2004
	(as restated)
Public Services	$23,581	$—	$—	$—	$23,581
Communications, Content & Utilities	24,357	—	—	—	24,357
Financial Services	9,210	—	—	—	9,210
Consumer, Industrial and Technology	39,831	—	—	—	39,831
EMEA	821,649	—	(397,065)	60,817	485,401
Asia Pacific	71,717	—	—	1,742	73,459
Latin America	800	—	—	36	836
Corporate/Other	202	—	—	—	202

Total	$991,347	$—	$(397,065)	$62,595	$656,877

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments.

	Balance June 30, 2003	Additions	Impairment Charge	Other (a)	Balance December 31, 2003
	(as restated)				(as restated)
Public Services	$23,581	$—	$—	$—	$23,581
Communications, Content & Utilities	24,357	—	—	—	24,357
Financial Services	9,210	—	—	—	9,210
Consumer, Industrial and Technology	39,831	—	—	—	39,831
EMEA (b)	870,271	—	(127,326)	78,704	821,649
Asia Pacific (c)	66,057	—	—	5,660	71,717
Latin America	805	—	—	(5)	800
Corporate/Other	202	—	—	—	202

Total	$1,034,314	$—	$(127,326)	$84,359	$991,347

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments.
(b)	Restated goodwill balance in the EMEA segment as of June 30, 2003 increased by $6,461 primarily due to restatement adjustments associated with certain pre-acquisition tax contingencies from the Andersen Business Consulting acquisitions. Refer to Note 3, “Restatement”, where this correction of an error is included as a component of “Accounting for Income Taxes” category.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

(c)	Restated goodwill balance in the Asia Pacific segment as of June 30, 2003 increased by $3,023 primarily due to restatement adjustments associated with errors in foreign currency exchange calculations in the Australian subsidiary. Refer to Note 3, “Restatement”, where this correction of an error is included as a component of “Other Adjustments” category.

During the fourth quarter of the year ended December 31, 2004, the Company determined that a triggering event had occurred, causing the Company to perform a goodwill impairment test on all reporting units. The triggering event resulted from downgrades in the Company’s credit rating in December 2004, significant changes in senior management and underperforming foreign legal entities. As required by SFAS No. 142, the Company performed a two-step impairment test to identify the potential impairment and, if necessary, to measure the amount of the impairment. Under step one of the impairment test, the Company determined there was an impairment in the EMEA reporting unit. In determining the fair value of its EMEA reporting unit at December 31, 2004, the Company revised certain assumptions relative to EMEA which significantly decreased the fair value of this reporting unit relative to the fair value determined during the Company’s annual goodwill impairment test, which is as of April 1, 2004. These revisions include lowering our EMEA segment revenue growth expectations, increasing selling, general and administrative cost projections and factoring in a less than anticipated decline in compensation expense. These changes reflect lower than expected results for the year ended December 31, 2004 and management’s current expectations of future results. In order to quantify the impairment, under step two of the impairment test, the Company completed a hypothetical purchase price allocation of fair value determined in step one to all assets and liabilities of its EMEA reporting unit. As a result, a goodwill impairment loss of $397,065 was recognized in the EMEA reporting unit as the carrying amount of the reporting unit was greater than the revised fair value of the reporting unit (as determined using the expected present value of future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill.

During the six-month period ended December 31, 2003, the Company determined that a triggering event had occurred in the EMEA reporting unit, causing the Company to perform a goodwill impairment test. The triggering event resulted from adverse changes in the business climate affecting the Company’s EMEA operations, which caused the Company’s operating profit and cash flows for the EMEA operating segment to be lower than expected for the six months ended December 31, 2003. In response to the challenging economic environment in Europe, the Company revised its EMEA growth expectations and anticipated operational efficiencies for the next five years. As a result of the impairment test, a goodwill impairment loss of $127,326 was recognized in the EMEA reporting unit since the carrying amount of the reporting unit was greater than the revised fair value of the reporting unit (as determined using the expected present value of future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill. The Company also determined that there were no triggering events within its other reporting units that would have required further valuation analysis of goodwill.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

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

	December 31,
	2004	2003
		(as restated)
Other intangible assets:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	$64,227	$60,822

Market-related intangibles:
Market rights	12,017	12,017
Trade name	1,949	1,811

Total market-related intangibles	13,966	13,828

Total other intangibles	78,193	74,650
Accumulated amortization:
Customer-related intangibles:
Backlog, customer contracts and related customer relationships	(64,021)	(59,380)

Market-related intangibles:
Market rights	(8,413)	(5,924)
Trade name	(1,949)	(1,190)

Total market-related	(10,362)	(7,114)

Total accumulated amortization	(74,383)	(66,494)

Other intangible assets, net	$3,810	$8,156

Amortization expense related to identifiable intangible assets was $3,457, $10,212, $45,127, and $3,014 (unaudited) for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, respectively. Amortization expense related to identifiable intangible assets is estimated to be $2,237 in 2005, $1,573 in 2006 and $0 thereafter.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

7. Acquisitions

KPMG Consulting AG

On August 22, 2002, as part of the significant expansion in its international presence, the Company acquired 100% of the outstanding shares of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)) pursuant to a share purchase agreement for $651,906. The purchase of BE Germany was paid for through the issuance of 30,471,309 shares of common stock to the sellers at $11.96 per share, $273,583 in cash to the sellers and $13,780 in acquisition related transaction costs. BE Germany’s operations consist primarily of consulting practices in Germany, Switzerland and Austria. The allocation of the purchase price to assets acquired and liabilities assumed was as follows:

Allocation of Purchase Price
Current assets	$138,332
Goodwill	648,021
Purchased intangibles	41,019
Acquired software	8,015
Other long-lived assets	15,750

Total assets	851,137

Current liabilities	(154,149)
Long-term liabilities	(45,082)

Total purchase price	$651,906

The significance of the goodwill balance was primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for order backlog, customer contracts and related customer relationships of $39,615 (13-month weighted average useful life) and trade name of $1,404 (2-year weighted average useful life). Goodwill is not deductible for German tax purposes.

In December 2002, in connection with the acquisition of the BE Germany business, the Company announced a reduction of its workforce by approximately 700 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to this workforce reduction totaled $27,445 and were accounted for as part of the acquisition of BE Germany.

Effective August 1, 2002, the results of BE Germany’s operations were included in the consolidated financial results of the Company. The following unaudited pro forma financial information presents the combined results of operations of the Company and BE Germany as if the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information has been prepared using information derived from the Company and BE Germany’s historical consolidated financial statements. The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations or financial position of what the Company’s results of operations or financial position would have been had the Company completed the acquisition of BE Germany at an earlier date. The pro forma adjustments are based on available information and upon assumptions that the Company believes are reasonable.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The unaudited pro forma financial information below reflects the following adjustments to the historical consolidated financial statements for the years ended June 30, 2003 and 2002: amortization expense on purchased intangible assets consisting of backlog and trade name in the amount of $1,678 (net of tax) and $20,136 (net of tax) (unaudited), respectively; interest expense associated with the debt financing of the Company’s acquisition of BE Germany of $360 (net of tax) and $4,530 (net of tax) (unaudited), respectively; and an increase in the number of weighted average common shares outstanding of 4,257,635 and 30,471,309 (unaudited), respectively, as a result of including shares issued as consideration for the equity portion of the purchase price.

	Year Ended June 30,
	2003	2002
	(as restated)	(as restated)
	(unaudited)
Revenue	$3,198,752	$2,891,050

Income before cumulative effect of change in accounting principle	$30,149	$26,450
Cumulative effect of change in accounting principle, net of tax	—	(79,960)

Net income (loss)	$30,149	$(53,510)

Earnings (loss) per share—basic and diluted:
Income before cumulative effect of change in accounting principle	$0.16	$0.14
Cumulative effect of change in accounting principle, net of tax	—	(0.42)

Net income (loss)	$0.16	$(0.28)

Weighted average shares—basic	189,719,630	188,031,298

Weighted average shares—diluted	189,895,328	190,055,095

Andersen Business Consulting Practices

During the first quarter of the fiscal year ended June 30, 2003, the Company entered into a series of acquisitions (all of the transactions referred to below are accounted for as purchase business acquisitions and will therefore be referred to as “acquisitions”) of Andersen Business Consulting practices around the world, in order to expand the Company’s global presence. The acquisitions included practices from the United States, Spain, Japan, France, Brazil, Switzerland, Norway, Finland, Sweden, Singapore, South Korea and Peru. The Company also acquired the business consulting practice of Ernst & Young in Brazil and the consulting unit of the KPMG International member firm in Finland during the second quarter of the year ended June 30, 2003. The aggregate purchase price of the acquisitions, paid in cash, totaled $137,522, including $8,911 related to transaction costs. The allocation of the aggregate purchase price was $157,436 to goodwill, $6,127 to purchased intangibles and approximately $26,000 of net liabilities assumed, primarily employee-related.

The significance of the goodwill balance was primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for order backlog, customer contracts and related customer relationships of $6,127 (12-month weighted average useful life). Goodwill of $63,391 relating to the acquisition of the Andersen Business Consulting practice in the United States is expected to be deductible for tax purposes. Goodwill is generally not deductible for tax purposes outside of the United States.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The results of operations for each of the acquisitions in the European region were included in the consolidated financial results beginning on the consummation date of each acquisition. The results of operations for each of the acquisitions in the Asia Pacific and Latin America regions were included in the consolidated financial results beginning in the month following the consummation date of each acquisition and in certain locations reported on a one-month lag.

In connection with the acquisitions of certain European Andersen Business Consulting practices (primarily within France, Spain and Switzerland), the Company reduced its workforce by approximately 240 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to these workforce reductions totaled $11,705, and were accounted for as part of the acquisitions. As of December 31, 2003, the entire liability has been disbursed.

Acquisitions Prior to June 30, 2002 (Unaudited)

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

8. Notes Payable

Notes payable consists of the following:

	December 31,
	2004	2003
Current portion (a):
Yen-denominated term loan (January 31, 2003)	$6,509	$6,230
Yen-denominated term loan (June 30, 2003)	3,254	3,115
Yen-denominated line of credit	7,795	—

Total current portion	17,558	9,345

Long-term portion:
Convertible subordinated debentures	400,000	—
Senior notes	—	220,000
Yen-denominated term loan (January 31, 2003)	3,215	9,308
Yen-denominated term loan (June 30, 2003)	1,609	4,654
Yen-denominated line of credit	—	4,000
Other	844	921

Total long-term portion	405,668	238,883

Total notes payable	$423,226	$248,228

(a)	The weighted average interest rates on the current portion of notes payable as of December 31, 2004 and 2003 were 1.18% and 1.50%, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

On May 29, 2002, the Company entered into a credit agreement with a commercial lender, which provided the Company with a revolving credit facility in an aggregate principal balance not to exceed $250,000. This credit agreement replaced the Company’s prior revolving credit agreements. The funds available under the credit arrangement were used for general corporate purposes, for working capital, and for acquisitions subject to certain restrictions. The credit agreement provided for the issuance of letters of credit, in the aggregate amount not to exceed $30,000, with a maximum maturity of twelve months from the date of issuance. Interest on borrowings under the credit agreement was determined, at the Company’s option, based on the prime rate, the LIBOR rate plus a margin ranging from 0.875% to 1.625% or the “Libo” (as defined therein) plus a margin ranging from 0.875% to 1.625%. There were commitment fees ranging from 0.20% to 0.275% for the revolving credit. The interest rate margins and the commitment fees varied based on the Company’s leverage ratio at quarter-end. As of December 31, 2003, the Company had an outstanding balance under the credit facility of $4,000 and outstanding letters of credit of $20,000. On December 22, 2004, the Company used proceeds from the sale of its Convertible Subordinated Debentures to repay the entire $135,000 outstanding under the revolving credit facility (see below). The revolving credit facility was scheduled to expire on May 29, 2005.

On November 26, 2002, the Company completed a private placement of $220,000 in aggregate principal of Senior Notes. The offering consisted of $29,000 of 5.95% Series A Notes due November 2005, $46,000 of 6.43% Series B Senior Notes due November 2006 and $145,000 of 6.71% Series C Senior Notes due November 2007. The Senior Notes restricted the Company’s ability to incur additional indebtedness and required the Company to maintain certain levels of fixed charge coverage and net worth, while limiting its leverage ratio to certain levels. The proceeds from the sale of these Senior Notes were used to repay a $220,000 short-term revolving credit facility entered into for the purpose of funding a portion of the acquisition cost of BE Germany. In December 2004, the Company used proceeds from the sale of its Convertible Subordinated Debentures to repay the entire $220,000 of Senior Notes (see below). In connection with the prepayment of the Senior Notes, the Company recorded an ordinary loss on the early extinguishment of debt of $22,617, which represented the make whole premium, unamortized debt issuance costs and fees.

On January 31, 2003, the Company’s Japanese subsidiary entered into a 2.0 billion yen-denominated term loan. Scheduled principal payments are every six months through July 31, 2005 in the amount of 334.0 million yen and include a final payment of 330.0 million yen on January 31, 2006. Borrowings under the term loan accrue interest of Tokyo InterBank Offered Rate (“TIBOR”) plus 1.40%. The term loan is unsecured, does not contain any financial covenants, and is not guaranteed by the Company. At December 31, 2004, the balance outstanding under the 2.0 billion yen-denominated term loan was approximately 998.0 million yen (approximately $9,724).

On June 30, 2003, the Company’s Japanese subsidiary entered into a 1.0 billion yen-denominated term loan. Scheduled principal payments are every six months through December 31, 2005 in the amount of 167.0 million yen and include a final payment of 165.0 million yen on June 30, 2006. Borrowings under the term loan accrue interest of the TIBOR plus 1.40%. The term loan is unsecured, does not contain financial covenants, and is not guaranteed by the Company. At December 31, 2004, the balance outstanding under the 1.0 billion yen-denominated term loan was 499.0 million yen (approximately $4,863).

On August 30, 2004, the Company’s Japanese subsidiary extended its yen-denominated revolving line of credit facility and overdraft line of credit facility dated December 16, 2002. The renewed agreement includes a yen-denominated revolving line of credit facility with an aggregate principal balance not to exceed 1.85 billion yen (approximately $18,026 as of December 31, 2004) and an overdraft line of credit facility with an aggregate principal balance not to exceed 0.5 billion yen (approximately $4,872 as of December 31, 2004). Borrowings

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

under the revolving line of credit agreement accrue interest of TIBOR plus 0.70% and borrowings under the overdraft line of credit facility accrue interest of Short Term Prime Rate plus 0.125%. These facilities, which were scheduled to mature on August 31, 2005 (and were extended to, and paid in full on, December 16, 2005) are unsecured, do not contain financial covenants, and are not guaranteed by the Company. At December 31, 2004, the balance outstanding under the facilities was approximately 800.0 million yen (approximately $7,795). At December 31, 2003, there were no borrowings outstanding under the revolving line of credit facility and overdraft line of credit facility.

On December 22, 2004, the Company completed a $400,000 offering of Convertible Subordinated Debentures. The offering consisted of $225,000 aggregate principal amount of 2.50% Series A Convertible Subordinated Debentures due December 15, 2024 (the “Series A Debentures”) and $175,000 aggregate principal amount of 2.75% Series B Convertible Subordinated Debentures due December 15, 2024 (the “Series B Debentures” and together with the Series A Debentures, the “Subordinated Debentures”). The Series A Debentures bear interest at a rate of 2.50% per year and will mature on December 15, 2024. The Series B Debentures bear interest at a rate of 2.75% per year and will mature on December 15, 2024. Interest will be payable on the Subordinated Debentures on June 15 and December 15 of each year, beginning June 15, 2005. The Subordinated Debentures are unsecured and are subordinated to the Company’s existing and future senior debt. Due to the delay in the completion of the Company’s audited financial statements for the fiscal year ended December 31, 2004, the Company was unable to file a timely registration statement with the SEC to register for resale its Subordinated Debentures and underlying common stock. Accordingly, pursuant to the terms of these securities, the applicable interest rate on each series of Subordinated Debentures increased by 0.25% beginning on March 23, 2005 and increased another 0.25% beginning on June 22, 2005 through the date the registration statement is declared effective. These changes combined to increase the interest rate on the Series A Debentures and the Series B Debentures to 3.00% and 3.25%, respectively, and such increased interest rates will be the applicable interest rates through the date the registration statement is declared effective.

The net proceeds from the sale of the Subordinated Debentures were approximately $387,000, after deducting offering expenses and the initial purchasers’ commissions of $10,000 and other fees and expenses of approximately $3,000. The Company used approximately $240,590 of the net proceeds from the sale of the Subordinated Debentures to repay its outstanding $220,000 Senior Notes and approximately $135,000 to repay amounts outstanding under its then existing revolving credit facility. The Company also used the proceeds to pay fees and expenses in connection with entering into the $400,000 Interim Senior Secured Credit Facility, as defined below. The Company recorded a loss on early extinguishment of debt of $22,617 related to the make whole premium, unamortized debt issuance costs and fees that were paid in connection with the early extinguishment of the $220,000 Senior Notes.

The Subordinated Debentures are initially convertible, under certain circumstances, into shares of the Company’s common stock at a conversion rate of 95.2408 shares for each $1 principal amount of the Subordinated Debentures, subject to anti-dilution and adjustments but not to exceed 129.0 shares, equal to an initial conversion price of approximately $10.50 per share. Holders of the Subordinated Debentures may exercise the right to convert the Subordinated Debentures prior to their maturity only under certain circumstances, including when the Company’s stock price reaches a specified level for a specified period of time, upon notice of redemption, and upon specified corporate transactions. Upon conversion of the Subordinated Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Subordinated Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Subordinated Debentures are convertible into shares of the acquiring or surviving company. The Company will also increase the conversion rate upon occurrence of certain transactions. As of December 31, 2004, none of the circumstances under which the Subordinated Debentures are convertible existed.

On December 15, 2011, December 15, 2014 and December 15, 2019, holders of Series A Debentures, at their option, have the right to require the Company to repurchase any outstanding Series A Debentures. On December 15, 2014 and December 15, 2019, holders of Series B Debentures, at their option, have the right to require the Company to repurchase any outstanding Series B Debentures. In each case, the Company will pay a repurchase price in cash equal to 100% of the principal amount of the Subordinated Debentures, plus accrued and unpaid interest, including liquidated damages, if any, to the repurchase date. In addition, holders of the Subordinated Debentures may require the Company to repurchase all or a portion of the Subordinated Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the Subordinated Debentures, plus any accrued but unpaid interest and liquidated damages, if any, to but not including the repurchase date. A designated event includes certain change of control transactions and a termination of trading, occurring if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange.

The Company may redeem some or all of the Series A Debentures beginning on December 23, 2011 and, beginning on December 23, 2014, may redeem the Series B Debentures, in each case at a redemption price in cash equal to 100% of the principal amount of the Subordinated Debentures plus accrued and unpaid interest and liquidated damages, if any, on the Subordinated Debentures to, but not including, the redemption date.

Certain holders of the Company’s Series A Debentures and certain holders of the Company’s Series B Debentures have delivered purported notices of default and certain holders of the Company’s Series B Debentures have delivered a purported notice of acceleration. On January 18, 2006, a lawsuit was filed on behalf of the holders of the Series B Debentures in New York State Court alleging a breach of the Indenture and a breach of the covenant of good faith and fair dealing consistent with their prior assertions and seeking a determination that the Company breached the Indenture. The lawsuit demands, among others, that the Company pay the holders of the Series B Debentures either the principal, any accrued and unpaid interest, premium and liquidated damages due or the difference between the fair market value of the Series B Debentures on November 17, 2005 and par, whichever is greater. Management does not believe that the Company has failed to perform its obligations under the Indenture relating to the Subordinated Debentures as alleged in the lawsuit and purported notices of default and notice of acceleration. Therefore, the Company believes that the above-mentioned notices of default, notice of acceleration and lawsuit are invalid and without merit.

On December 17, 2004, the Company entered into a $400,000 Interim Senior Secured Credit Agreement (the “2004 Interim Credit Facility”), which provided for up to $400,000 in revolving credit, all of which was to be available for issuance of letters of credit (subject to restrictions), and included up to $20,000 in a swingline subfacility. At December 31, 2004, borrowings under the 2004 Interim Credit Facility were limited to $150,000. The amount of available borrowings was to increase to $400,000 upon delivery of the Company’s audited financial statements for the year ended December 31, 2004 and filing of its Form 10-K for that fiscal year, provided that it did so within 120 days of the end of the fiscal year. Funds available under the 2004 Interim Credit Facility were available for working capital, capital expenditure and general corporate purposes. Upon entering into the 2004 Interim Credit Facility, the Company terminated its receivables purchase agreement. The 2004 Interim Credit Facility (which was secured by substantially all of the Company’s assets) was scheduled to mature on May 22, 2005. However, the 2004 Interim Credit Facility was terminated by the Company on April 26, 2005.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The 2004 Interim Credit Facility contained customary affirmative and negative covenants, including a minimum consolidated net worth covenant and a minimum consolidated adjusted earnings before interest, taxes, dividends and amortization (“EBITDA”) covenant. The facility also contained covenants that restricted certain of the Company’s corporate activities, including, among other things, its ability to make acquisitions or investments, make capital expenditures, repay other indebtedness, merge or consolidate with other entities, dispose of assets, incur additional indebtedness, pay dividends, create liens, make investments, and engage in certain transactions with affiliates. The 2004 Interim Credit Facility also contained customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; breach of specified covenants; change of control; material inaccuracy of representations and warranties and failure to timely deliver audited financial statements (subject to certain exceptions for a limited period of time).

Based on preliminary information available during the first quarter of 2005, management anticipated that the Company may not have met one or more of the covenants contained within the 2004 Interim Credit Facility. In order to avoid any potential events of default from occurring under the 2004 Interim Credit Facility, the Company obtained amendments on March 17, 2005 and on March 24, 2005, which provided relief from certain covenant compliance requirements. While the amendments did not change the maximum permitted borrowings of $150,000, among other things, the amendments (i) reduced the amount available under the facility from $400,000 to $300,000; (ii) reduced the letter of credit sublimit from $400,000 to $200,000; (iii) extended the deadline by which the Company was required to deliver its audited financial statements for the fiscal year ended December 31, 2004 to April 29, 2005; (iv) decreased the minimum consolidated net worth that the Company was required to maintain from $1,000,000 to $900,000; (v) decreased the minimum consolidated EBITDA that the Company was required to attain from $45,000 to $28,000 for the fiscal quarter ended December 31, 2004 and from $54,000 to $33,000 for the fiscal quarter ended March 31, 2005; (vi) extended the deadline by which the Company was required to deliver unaudited financial statements for the quarter ended March 31, 2005 to May 22, 2005 (i.e., the maturity date).

In addition, pursuant to Amendment No. 1, the lenders waived any and all existing defaults or events of default based on a breach of the minimum consolidated EBITDA covenant, and based on certain other breaches of representations, warranties and covenants, including, without limitation, those relating to the potential restatement of the Company’s previously issued financial statements and the failure to file its Form 10-K on time and deliver audited financial statements to its lenders for the fiscal year ended December 31, 2004.

The 2004 Interim Credit Facility was subsequently terminated on April 26, 2005 and replaced by the 2005 Credit Facility on July 19, 2005 (see below). Immediately prior to termination of the 2004 Interim Credit Facility, there were no outstanding loans under the 2004 Interim Credit Facility; however, there were outstanding letters of credit of approximately $87,700, which were issued primarily to meet the Company’s obligations to collateralize certain surety bonds issued to support client engagements, mainly in its state and local government business. The $87,700 in letters of credit remained outstanding after the termination of the 2004 Interim Credit Facility. In order to support the letters of credit that remained outstanding, the Company provided the Agent Bank of the 2004 Interim Credit Facility with the following collateral: (i) $94,300 of cash which was sourced from cash on hand and (ii) a security interest in the Company’s domestic accounts receivable. Upon entering the 2005 Credit Facility, the Agent Bank on the 2004 Interim Credit Facility (i) released all but $5,000 of the cash collateral; (ii) released its security interest in the domestic accounts receivable; and (iii) received an $85,400 letter of credit issued by Administrative Agent of the 2005 Credit Facility.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The following is a schedule of annual maturities on notes payable as of December 31, 2004 for each of the next five calendar years:

Year	Amount
2005	$17,558
2006	4,824
2007	844
2008	—
2009	—

On January 5, 2005, the Company issued an additional $25,000 aggregate principal amount of its 2.50% Series A Convertible Subordinated Debentures due 2024 and an additional $25,000 aggregate principal amount of its 2.75% Series B Convertible Subordinated Debentures due 2024 upon the exercise in full of the option granted to the initial purchasers.

On April 27, 2005, the Company issued $200,000 aggregate principal amount of its 5.00% Convertible Senior Subordinated Debentures due April 15, 2025 (the “April 2005 Senior Debentures”). Interest is payable on the April 2005 Senior Debentures on April 15 and October 15 of each year, beginning October 15, 2005. The April 2005 Senior Debentures are unsecured and are subordinated to the Company’s existing and future senior debt. The April 2005 Senior Debentures are senior to the Subordinated Debentures issued in December 2004 and January 2005. Since the Company failed to file a registration statement with the SEC to register for resale of its April 2005 Senior Debentures and the underlying common stock by December 31, 2005, the interest rate on the April 2005 Senior Debentures increased by 0.25% to 5.25% beginning on January 1, 2006 and will continue to be the applicable interest rate through the date the registration statement is filed.

The net proceeds from the sale of the April 2005 Senior Debentures, after deducting offering expenses and the placement agents’ commissions and other fees and expenses, were approximately $192,800. The Company used the net proceeds from the offering to replace the working capital that was at the time used to cash collateralize letters of credit under the 2004 Interim Credit Facility.

The April 2005 Senior Debentures are initially convertible into shares of the Company’s common stock at a conversion rate of 151.5151 shares for each $1 principal amount of the April 2005 Senior Debentures, subject to anti-dilution and adjustments, equal to an initial conversion price of $6.60 per share at any time prior to the stated maturity. Upon conversion of the April 2005 Senior Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The April 2005 Senior Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the April 2005 Senior Debentures are convertible into shares of the acquiring or surviving company.

The holders of the April 2005 Senior Debentures have the right, at their option, to require the Company to repurchase all or some of their debentures on April 15, 2009, 2013, 2015 and 2020. In each case, the Company will pay a repurchase price in cash equal to 100% of the principal amount of the April 2005 Senior Debentures, plus any accrued but unpaid interest, including additional interest, if any, to the repurchase date. In addition, holders of the April 2005 Senior Debentures may require the Company to repurchase all or a portion of the April 2005 Senior Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the April 2005 Senior Debentures, plus any accrued but unpaid interest and additional

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

interest, if any, to but not including the repurchase date. A designated event includes certain change of control transactions and a termination of trading, occurring if the Company’s Common Stock is no longer listed for trading on a U.S. national securities exchange.

The April 2005 Senior Debentures will be redeemable at the Company’s option on or after April 15, 2009 at a redemption price in cash equal to 100% of the principal amount of the April 2005 Senior Debentures plus accrued and unpaid interest and additional interest, if any, on the April 2005 Senior Debentures to but not including the redemption date. Upon a continuing event of default, the trustee or the holders of at least 25% in aggregate principal amount of the April 2005 Senior Debentures may declare the April 2005 Senior Debentures immediately due and payable.

On July 15, 2005, the Company issued $40,000 aggregate principal amount of its 0.50% Convertible Senior Subordinated Debentures due July 2010 (the “July 2005 Senior Debentures”) and common stock warrants (the “July 2005 Warrants”) to purchase up to 3,500,000 shares of the Company’s common stock. The July 2005 Senior Debentures bear interest at a rate of 0.50% per year and will mature on July 15, 2010. Interest will be payable on the July 2005 Senior Debentures on January 15 and July 15 of each year, beginning January 15, 2006. The July 2005 Senior Debentures are pari passu to the April 2005 Senior Debentures and senior to the Subordinated Debentures. Since the Company failed to file a registration statement with the SEC to register for resale its July 2005 Senior Debentures and the underlying common stock by December 31, 2005, the interest rate on the July 2005 Senior Debentures increased by 0.25% to 0.75% beginning on January 1, 2006 and will continue to be the applicable interest rate through the date the registration statement is filed.

The net proceeds from the sale of the July 2005 Senior Debentures and July 2005 Warrants, after deducting offering expenses and other fees and expenses, were approximately $37,800.

The July 2005 Senior Debentures are initially convertible on or after July 15, 2006 into shares of the Company’s common stock at a conversion price of $6.75 per share, subject to anti-dilution and other adjustments. Upon conversion of the July 2005 Senior Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of both. The July 2005 Senior Debentures will be entitled, in certain change of control transactions, to an adjustment in the conversion obligation so that the July 2005 Senior Debentures are convertible into shares of stock, other securities or other property or assets receivable upon the occurrence of such transaction by a holder of shares of the Company’s common stock in such transaction. Prior to July 15, 2006, the July 2005 Senior Debentures may only be converted upon the occurrence of certain change of control transactions, a termination of trading, or a continuing event of default.

The holders of the July 2005 Senior Debentures may require the Company to repurchase all or a portion of the July 2005 Senior Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the July 2005 Senior Debentures, plus any accrued but unpaid interest and additional interest, if any, to but not including the repurchase date. The list of designated events includes certain change of control transactions and a termination of trading occurring if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange.

The July 2005 Warrants may be exercised on or after July 15, 2006 and have a five-year term. The initial number of shares issuable upon exercise of the July 2005 Warrants is 3,500,000 shares of common stock, and the initial exercise price per share of common stock is $8.00. The number of shares and exercise price are subject to certain customary anti-dilution protections and other customary terms, including, in certain change of control transactions, an adjustment in the conversion obligation so that the July 2005 Warrants, upon exercise, will entitle

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

the July 2005 Warrant holders to receive shares of stock, other securities or other property or assets receivable upon the occurrence of such transaction by a holder of shares of the Company’s common stock in such transaction.

On July 19, 2005, the Company entered into a $150,000 Senior Secured Credit Facility (the “2005 Credit Facility”), which provides for up to $150,000 in revolving credit and advances, all of which can be available for issuance of letters of credit, and includes up to $15,000 in a swingline subfacility. Advances under the revolving credit line are limited by the available borrowing base, which is based upon a percentage of eligible accounts receivable and unbilled receivables. As of December 31, 2005, the Company does not have access to the entire $150,000 because (i) certain accounts receivable for government contracts cannot be included in the calculation of borrowing base without obtaining certain consents, which the Company has chosen not to pursue to this point in time; and (ii) the impact of timing issues associated with certain month end accounts receivable reports. The proceeds under the 2005 Credit Facility will be used for general corporate purposes.

Interest on loans (other than swingline loans) and letters of credit under the 2005 Credit Facility is calculated, at the Company’s option, at a rate equal to LIBOR, or for dollar-denominated loans or letters of credit, equal to the higher of the Lender’s corporate base rate or the Federal funds rate plus 50 basis points (“Base Rate Loans”), in each case plus an applicable margin that varies depending upon availability under the revolver. For Base Rate Loans, the applicable margin ranges from 0.25% (when availability is greater than $100,000) to 1.25% (when availability is less than or equal to $25,000); provided that until December 31, 2005, the applicable margin shall be 1.00%. For LIBOR loans, the applicable margin ranges from 1.25% (when availability is greater than $100,000) to 2.25% (when availability is less than or equal to $25,000); provided that until December 31, 2005, the applicable margin shall be 2.00%. Interest on swingline loans under the 2005 Credit Facility is calculated at a rate equal to the higher of the Lender’s corporate base rate or the Federal funds rate plus 50 basis points plus the applicable margin for Base Rate Loans. A facility fee on the unused portion of the commitments of the lenders under the 2005 Credit Facility will be due at a rate of 0.50% per annum. In the event of a default, the interest rate increases by 2.00%.

The 2005 Credit Facility contains affirmative, financial and negative covenants. The financial covenants include (i) a minimum cash collections covenant requiring minimum cash collections of $125,000 monthly and $420,000 by the Borrowers on a rolling three month basis, (ii) a minimum trailing twelve-month EBITDA covenant which increases quarterly from $107,600 (for the quarter ending September 30, 2005) to $333,800 (for the quarter ending March 31, 2009 and thereafter) as of the end of the applicable quarter, (iii) a maximum leverage ratio which decreases from 7.7 to 1 (for the quarter ending September 30, 2005) to 2.4 to 1 (for the quarter ending March 31, 2009 and thereafter) as of the end of the applicable quarter and (iv) a maximum trailing twelve-month capital expenditures covenant which starts at $111,300 for the quarter ending September 30, 2005 and fluctuates thereafter including reducing to $89,700 a year thereafter and ultimately remaining fixed at $94,100 starting with the quarter ending December 31, 2006. The EBITDA and maximum leverage ratio will not be tested for a quarterly test period if (i) at all times during the test period that the borrowing base was less than $120,000, borrowing availability was greater than $15,000, (ii) at all times during the test period that the borrowing base was greater than or equal to $120,000 and less than $130,000, borrowing availability was greater than $20,000, and (iii) at all times during the test period that the borrowing base was greater than or equal to $130,000, borrowing availability was greater than $25,000.

The 2005 Credit Facility contains affirmative covenants, including, among other things, that (i) the Company must become current in its SEC filings as soon as practicable but in no event later than December 31, 2005 (see discussion regarding amendment and extension of deadline below), and (ii) the Company must have repatriated at least $65,000 of cash of foreign subsidiaries. In addition, the Company must provide weekly

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

reports with respect to its cash position until it becomes current in its SEC filings and has satisfactory collateral systems as defined by the lender (i.e., internal controls and accounting systems with respect to accounts receivable, cash and accounts payable), at which time the Company must provide monthly reports. The Company must also provide monthly reports with respect to its utilization and bookings data through 2005.

Effective as of December 21, 2005, the Company amended the 2005 Credit Facility. Among other things, the amendment changes certain covenants contained in the 2005 Credit Facility as follows:

•	Extends the deadline for filing (a) the Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”) to January 31, 2006, (b) the Forms 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 (collectively, the “2005 Forms 10-Q”) to March 31, 2006, (c) the Form 10-K for the year ending December 31, 2005 (the “2005 Form 10-K”) to May 31, 2006, and (d) the Form 10-Q for the quarter ending March 31, 2006 (the “March 31, 2006 Form 10-Q”) to June 30, 2006;

•	Extends the deadline for having a satisfactory collateral system to March 31, 2006;

•	Extends the month for commencement of accelerated delivery of certain monthly reports, such as the month end income statements and cash flow statements, to be delivered within 45 days after the end of such month to March 2006 and April 2006 and within 30 days after the end of such month to May 2006 and thereafter;

•	Extends the date for the delivery of a budget for 2006 to January 31, 2006;

•	Amends the amount of civil litigation payments that the Company is permitted to pay as follows: up to $55,000 during the twelve-month period following the closing date of the 2005 Credit Facility and up to $15,000 during any period of twelve consecutive months thereafter, in each case, net of any insurance proceeds; and

•	Amends the aggregate amount of investments and indebtedness the Company makes and incurs, respectively, in 2006 as it relates to its foreign subsidiaries to an aggregate of $25,000, of which $15,000 is available without restriction and an additional $10,000 will be available only if the Company meets certain requirements, including a required fixed charge coverage ratio.

In addition, pursuant to the amendment, the Company is required to cash collateralize 105% of its borrowings, including any outstanding letters of credit, under the 2005 Credit Facility and any accrued and unpaid interest and fees thereon. As of December 31, 2005, the Company has no borrowings under the 2005 Credit Facility but has letters of credit outstanding of approximately $80,100. The Company fulfills its obligation to cash collateralize using cash on hand. The requirement to deposit and maintain cash collateral will terminate and such cash collateral will be released to the Company when, among other things, the Company files its 2004 Form 10-K and its 2005 Forms 10-Q, has implemented satisfactory collateral systems, has delivered certain monthly financial statements, is not in default under the 2005 Credit Facility and no default will result from the release of the collateral, has borrowing availability of at least $15,000 (without giving effect to any cash collateral that is held by the administrative agent), and the administrative agent and the collateral agent are satisfied as to the results of a collateral field exam.

Pursuant to the amendment, the Company will be permitted to continue to borrow or issue or replace letters of credit so long as there is availability under the borrowing base and so long as the Company deposits and maintains the required cash collateral described above, without the requirement to meet certain financial covenants. Advances under the revolving credit line are limited by the available borrowing base, which is based

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

upon a percentage of eligible accounts receivable. As of December 31, 2005, the Company does not have availability under the borrowing base.

The 2005 Credit Facility also restricts certain of the Company’s corporate activities, including, among other things, its ability to make acquisitions or investments, make capital expenditures, repay other indebtedness, merge or consolidate with other entities, dispose of assets, incur additional indebtedness, pay dividends, create liens, make investments, settle litigation and engage in certain transactions with affiliates. The 2005 Credit Facility also contains events of default, including, among others, defaults based on certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt (after an $18,000 threshold); judgments against the Company in excess of $18,000; breach of specified covenants; change of control; termination of trading of the Company’s stock; material inaccuracy of representations and warranties, failure to timely deliver audited financial statements (subject to certain exceptions for a limited time period); inaccuracy of the borrowing base, the prohibition on restraint on the Company or any loan party from conducting its business in any manner that has or could reasonably be expected to result in a material adverse effect because of any ruling, decision or order of a court or governmental authority, and indictment, conviction or the commencement of criminal proceedings of or against the Company or any subsidiary pursuant to which (i) either damages or penalties could be in excess of $5,000 or (ii) such indictment could reasonably be expected to result in a material adverse effect.

The 2005 Credit Facility matures on July 15, 2010 (unless on or before December 15, 2008, the April 2005 Senior Debentures shall have not been (i) fully converted into common stock or (ii) refinanced or replaced with securities that do not require the Company to make any principal payments (including, without limitation, by way of a put option) on or prior to July 15, 2010, in which case the 2005 Credit Facility matures on December 15, 2008).

9. Accrued Payroll and Employee Benefits

Accrued payroll and employee benefits consist of the following:

	December 31,
	2004	2003
		(as restated)
Accrued compensated absences	$91,978	$91,629
Payroll related taxes	55,968	39,374
Employee mobility and tax equalization accruals	67,639	47,009
Other	54,291	39,953

Total	$269,876	$217,965

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

10. Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2004	2003
		(as restated)
Acquisition obligation (see Note 11)	$15,792	$15,961
Book overdrafts	1,790	24,775
Accrued legal settlements	27,157	13,419
Other	90,005	63,023

Total	$134,744	$117,178

11. Acquisition Obligation

On May 27, 1999, KPMG LLP acquired all of the voting common stock of Softline Consulting & Integrators, Inc. (“Softline”), a systems integration company, and entered into an agreement to acquire all of the Softline nonvoting common stock for not less than $65,000. The $65,000 acquisition obligation for the nonvoting common stock of Softline accrued interest at 6% per annum, and was due by its terms at the earlier of a demand by a majority vote of the nonvoting shareholders, or May 8, 2000. In the event the Company had provided notice of an IPO on or before May 8, 2000, the nonvoting shareholders would have had the right to convert the acquisition obligation of $65,000, plus accrued interest, into the Company’s common shares at a conversion price equal to the IPO price less the underwriter’s per share discount. This obligation was not retired at its maturity. The Company and the counterparties to this agreement entered into an agreement in August 2000, pursuant to which $33,980 of this obligation was repaid in cash, $7,020 was retired through the cancellation of short-term notes due from the counterparties and $9,000 was settled in November 2000 ($3,000 in cash and 326,024 shares of the Company’s common stock). The remaining obligation of $15,000 plus interest at 6% per annum, included in other current liabilities, is payable upon the ultimate resolution of specific contingencies relating to the Softline acquisition and will be paid through the issuance of shares of the Company’s common stock, valued for such settlement purposes at the IPO price less the underwriting discount or, at the election of the counterparties, through the issuance of cash equal to the current market price of the Company’s common stock for up to 30% of the shares otherwise issuable, with the remainder payable in shares valued at the IPO price. The 30% portion of the liability that, at the election of the counterparties, can be settled in either cash or in shares of the Company’s common stock represents a derivative feature. Accordingly, the 30% portion of the liability is marked to market each reporting period based on the changes in the intrinsic value of the underlying equity shares. Any change in the value of the underlying shares is recorded as a component of interest expense, amounting to $909, $101, $1,496 and $134 (unaudited) for the year ended December 31, 2004, the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002, respectively.

12. Collaboration Agreement

In August 1997, the Company entered into a collaboration agreement with Microsoft Corporation. Under this agreement, the Company developed a broad portfolio of services and solutions to enable the rapid deployment of Microsoft products. Microsoft paid the Company $15,000. The agreement requires the Company to train a specified number of consultants to be proficient in Microsoft products, and to participate in joint marketing efforts with Microsoft. Revenue of $5,000 was recognized as training and other costs associated with the agreement were incurred. Revenue was not recognized for the remaining $10,000 due to a minimum royalty liability of $10,000 associated with the agreement. The agreement requires the Company to pay Microsoft

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

royalties on certain net revenue for business relating to Microsoft products. The royalty period ends on the earlier of the date on which the Company makes the minimum aggregate royalty payment of $10,000 or June 30, 2006. If aggregate payments on June 30, 2006 are less than $10,000, the Company is obligated to make final payment for the difference, one-half of which is due on June 30, 2006 and the remaining one-half is due on June 30, 2007. No royalty payments were made during the year ended December 31, 2004, the six months ended December 31, 2003 or the years ended June 30, 2003 and 2002 (unaudited). The remaining liability of $9,377 is included in other liabilities (non-current).

13. Commitments and Contingencies

The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. These include claims or disputes with respect to client engagements, and these claims or disputes may be resolved by, for example, the payment of money to clients, the forgiveness of amounts owed by clients, or the provision by the Company of future services at no cost or reduced cost to such clients. Based on its current assessment, management believes that the Company’s financial statements include adequate provision for estimated costs and losses that are likely to be incurred with regard to such matters.

Peregrine Investigations and Litigation

The Company has received a subpoena from the U.S. Securities and Exchange Commission (“SEC”) and requests for documents and information from the U.S. Attorney’s Office for the Southern District of California regarding certain software resale transactions with Peregrine Systems, Inc. in the period 1999 – 2001. On November 16, 2004, Larry Rodda, a former employee, pled guilty to one count of criminal conspiracy in connection with the transactions that are the subject of the government inquiries. Mr. Rodda also was named in a civil suit brought by the SEC. The Company was not named in the indictment or civil suit, and is cooperating with the government investigations.

The Company was named as a defendant in several civil lawsuits regarding the Peregrine software resale transactions, in which purchasers and other individuals who acquired Peregrine stock alleged that the Company participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price, and the Company was also sued by a trustee succeeding the interests of Peregrine for the same conduct. Specifically, the Company was named as a defendant in the following actions: Ariko v. Moores (Superior Court, County of San Diego), Allocco v. Gardner (Superior Court, County of San Diego), Bains v. Moores (Superior Court, County of San Diego), Peregrine Litigation Trust v. KPMG LLP (Superior Court, County of San Diego), and In re Peregrine Systems, Inc. Securities Litigation (U.S. District Court for the Southern District of California). The Company’s former parent, KPMG LLP, also sought indemnity from the Company for certain liability it may face in the same litigations, and the Company had agreed to indemnify them in certain of these matters. As a result of tentative agreements reached in December 2005, the Company has executed settlement agreements whereby, if the courts in each of the cases give certain approvals, the Company will be released from liability in the Allocco, Ariko, Bains and Peregrine Litigation Trust matters and in all claims for indemnity by KPMG LLP in each of these cases. Settlement payments under these agreements will total approximately $35,900 and are expected to be made to the plaintiffs on or after March 31, 2006. The settlement payments are included as part of costs of service in the consolidated statement of operations for the year ended December 31, 2004. The Company did not settle the In re Peregrine Systems, Inc. Securities Litigation. On January 19, 2005 the In re Peregrine Systems, Inc. Securities Litigation matter was dismissed by the trial court as it relates to the Company and on January 17, 2006, the court granted plaintiffs’ motion for entry of judgment so the plaintiffs can appeal the dismissal in advance of any trial on the merits against the remaining parties.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Government Contracts

A significant portion of the Company’s business relates to providing services under contracts with the U.S. Government or state and local governments. During the year ended December 31, 2004, 36.5% of the Company’s revenue was earned from contracts with the U.S. Government or state and local governments. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government or state and local governments investigate whether the Company’s operations are being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. The Company believes that it has adequately reserved for any losses it may experience from these investigations. The Company believes that the amount of any such payments relating to pending investigations will not have a material effect on the Company’s consolidated financial position. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

Government Investigation

In December 2004, the Company was served with a subpoena by the Grand Jury for the U.S. District Court for the Central District of California. The subpoena seeks records relating to 12 contracts between the Federal government and the Company, including two General Services Administration (“GSA”) schedules, as well as other documents and records. The December 2004 subpoena is extraordinarily broad in its coverage and does not identify any underlying statute that would be the basis of the government’s investigation. The Company has produced documents to the government in accordance with an agreement with the Assistant U.S. Attorney that narrows substantially the materials that are to be provided. The Company continues to be under an obligation to preserve all documents responsive to the subpoena and the Assistant U.S. Attorney may at any time require the Company to produce additional documents within the scope of the full subpoena. The Company believes the focus of the government review is upon the Company’s billing and time/expense practices, as well as alliance agreements when referral or commission payments were permitted. Given the extremely broad scope of the subpoena and the limited information the Company has received from the U.S. Attorney’s office regarding the status of its investigation, it is impossible to predict with any degree of accuracy how this matter will develop, how it will be resolved and whether the focus of the investigation is in pursuit of criminal or civil remedies. Accordingly, it is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be.

Department of Interior

On September 29, 2005, the Company received a Termination for Cause notice (the “Notice”) directing it to cease work on a task order (Task Order 3) being completed for the Department of Interior (“DOI”). The Company complied and has properly reserved any outstanding amounts owed to it by the DOI as of December 31, 2004. The underlying Basic Purchase Agreement was subsequently terminated for cause as well, though the only task order that was potentially affected was Task Order 3. The Company is exploring its possible responses, which include asserting a claim for all unbilled amounts and seeking to overturn the DOI decision that these were proper terminations for cause. In the Notice, DOI also stated that it may seek to recover excess reprocurement costs or pursue other legal remedies, but it has taken no action in this regard. Accordingly, the Company cannot state at this time whether it is probable that DOI will assert a claim, what the nature of that

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

claim will be, whether DOI will be successful on any claim, or, necessarily, what the potential loss, if any, is that the Company may incur or the impact of such loss, if any, on the Company’s results of operations in future periods.

Telecommunications Company

A telecommunications industry client (the “Client”) of the Company has notified its current systems outsource service provider (the “Provider”) that the Client would not exit from the Provider systems as of a certain date, but rather would exit at a later date. As a result, pursuant to a services agreement between the Company and the Client, the Company believes that it is responsible for up to $6,350 in expenses associated with the Client obtaining the additional information services from the Provider during the extended period. If the Client is unable to exit from the Provider systems by the later date, the Company will be responsible for up to an additional $6,350 in expenses associated with the Client obtaining additional information services from the Provider.

Telecommunications Company

A telecommunications industry client has alleged overcharging by the Company in connection with Operations Support Systems/Performance Measurements evaluations conducted by the Company. A preliminary audit by the Company of the time and expense records for the project does not confirm the alleged improprieties. The Company and the client are discussing a resolution of this matter. It is not possible at this time to estimate a potential loss or range of loss.

Nanovation

The Chapter 7 Trustee of Nanovation Technologies, Inc. filed a complaint in U.S. Bankruptcy Court for the Northern District of Illinois in connection with a September 2000 valuation services report issued by the Company concerning the value of Nanovation’s stock. The Trustee alleges that the Company’s September 2000 valuation of Nanovation’s common stock was incorrect and that the value of Nanovation’s common stock was overstated by the Company. The Trustee further alleges that Nanovation relied in whole or in part on this valuation report in connection with loan repayments made by certain Nanovation officers and directors in 2000 and 2001, resulting in approximately $20,000 in damages to Nanovation. Trial is set in this matter for March 2006. The Company believes that the likelihood of a material loss relating to this matter is remote.

USAID Contract

On October 25, 2005, the Company received a letter from USAID in which the Contracting Officer stated that she had determined to disallow approximately $10,746 in subcontractor costs for Kroll, the Company’s security subcontractor in Iraq. The Company has now received a final decision from the Contracting Officer, dated January 7, 2006, disallowing the Kroll costs. The Company believes that the Kroll costs are supportable, and the Company is evaluating whether to appeal the decision. If the Company loses the appeal, its subcontract with Kroll binds Kroll to the outcome of the appeal process and the Company may recover the amounts disallowed from Kroll. While the Company may incur a loss of up to $12,800 in this matter, management believes that it is probable that, if any portion of Kroll’s expenses is ultimately disallowed (up to $10,746), the Company will recover those sums from Kroll.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Series B Debenture Litigation

On January 18, 2006, the Bank of New York, as Indenture Trustee on behalf of all Holders of the Series B Debentures of the Company, filed a lawsuit alleging a breach of the Indenture relating to the Company’s 2.75% Series B Convertible Subordinated Debentures due 2024 (the “Series B Debentures”) and a breach of the covenant of good faith and fair dealing. The lawsuit seeks various relief, including that the Company pay the holders of the Series B Debentures either the $200,000 in principal, any accrued and unpaid interest, premium, and liquidated damages due or the difference between the fair market value of the Series B Debentures on November 17, 2005 and par, whichever is greater. In the Company’s view, the claims are invalid and without merit.

Travel Rebate Investigation

In December 2005, the Company executed a settlement agreement with the Civil Division of the U.S. Department of Justice to settle allegations of potential understatement of travel credits to government contracts. Pursuant to the settlement agreement, the Company paid $15,500 in the aggregate, including related fees, in December 2005. The settlement payment is included as part of selling, general & administrative expenses in the consolidated statement of operations for the year ended December 31, 2004.

Core Financial Logistics System

There is an ongoing investigation of the Core Financial Logistics System (“CoreFLS”) project by the Inspector General’s Office (“VA IG”) of the Department of Veterans Affairs and by the U.S. Attorney for the Central District of Florida (“AUSA”). To date, the Company has been issued two subpoenas, in June 2004 and December 2004, seeking the production of documents relating to the CoreFLS project. The Company is cooperating with the investigation and has produced documents in response to the subpoenas. To date, there have been no specific allegations of criminal or fraudulent conduct on the part of the Company. Similarly, there have been no contractual claims filed against the Company by the Veterans Administration in connection with the CoreFLS project. Management believes that the Company has complied with all of its obligations under the CoreFLS contract. The Company cannot, however, predict the outcome of the inquiry or whether any criminal, civil or contractual allegations or claims will be made in the future. Accordingly, it is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be.

SEC Investigation

By letter dated April 13, 2005, the staff of the SEC’s Division of Enforcement requested that the Company produce various documents, including documents concerning internal control deficiencies and prior period adjustments identified in the Form 8-K that it filed on March 18, 2005. On October 1, 2003, under the same informal investigation matter number, the SEC staff had earlier contacted the Company seeking documents concerning its restatement of certain financial statements issued in 2003. Following that earlier request, the Company provided documents to, and certain of its personnel met with, the SEC staff. On September 7, 2005, the Company announced that the SEC had issued a formal order of investigation in this matter. The Company subsequently received subpoenas from the SEC staff seeking production of documents and information including certain information and documents related to the Audit Committee investigation described above. The Company continues to cooperate with the SEC investigation.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Separately, the Company is providing the SEC Division of Enforcement staff with information and documents regarding the circumstances surrounding its April 20, 2005 filings and announcements in a matter related to third party trading in its securities. The staff of the Market Trading Analysis Department of the New York Stock Exchange also is reviewing transactions in its stock prior to the filing of its April 20, 2005 Form 8-K.

2003 Class Action

As disclosed in the Company’s prior reports, various separate complaints purporting to be class actions were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that the Company made materially misleading statements with respect to its financial results for the first three quarters of fiscal year 2003 in its SEC filings and press releases. The Plaintiffs’ Amended Consolidated Complaint was filed on December 31, 2003. Defendants’ Motion to Dismiss was filed on February 10, 2004. On March 31, 2004, the parties filed a stipulation requesting that the court approve a settlement of this matter for $1,700, all of which is to be paid by the Company’s insurer. On April 2, 2004, the court considered and gave preliminary approval to the proposed settlement. Notice of the proposed settlement was sent to the purported class of shareholders, and the court gave final approval to the proposed settlement on July 16, 2004.

2005 Class Action Suits

In and after April, 2005, various separate complaints purporting to be class actions were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The complaints contained varying allegations, including that the Company made materially misleading statements with respect to its financial results for the first three quarters of fiscal year 2004 in its SEC filings and press releases. Following the Court’s appointment of Matrix Capital Management Fund L.P. (“Matrix”) as lead plaintiff, on October 7, 2005, Matrix filed its Consolidated Complaint, which seeks class action certification, contains varying allegations, including that the Company made materially misleading statements between August 14, 2003 and April 20, 2005 with respect to its financial results in its SEC filings and press releases and does not specify the amount of damages sought. On December 2, 2005, a hearing was held on the Company’s Motion to Dismiss this complaint. On January 17, 2006, the court certified a class. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be.

2005 Shareholders’ Derivative Demand

On May 20, 2005, the Company received a letter from counsel representing one of its shareholders requesting that the Company initiate a lawsuit against its Board of Directors and certain present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in the Company’s report filed on Form 8-K, dated April 20, 2005. The Company has responded to this demand by stating that it will communicate further with counsel for the shareholder following completion of the investigation being conducted by the Audit Committee of the Board of Directors. It is not possible to predict the outcome of this matter, or the impact on the Company, if any.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Michael Donahue

In March 2005, Mr. Donahue filed suit against the Company in connection with the termination of his employment in February 2005. Mr. Donahue alleges he is owed $3,000 under the terms and conditions of a Special Termination Agreement he executed in November 2001, between $1,700 and $2,400 as compensation for the value of company shares he was required to forfeit as the result of his discharge, and an additional $200 for an unpaid bonus. Mr. Donahue has also argued that a 25% penalty pursuant to Pennsylvania law should be added to each of these sums. In May, the Company removed the matter to Federal court. On October 5, 2005, Donahue filed his Complaint in the case in Federal court, under seal. In this Complaint, in response to the Company’s motion to compel arbitration, Donahue dropped his claims for his stock options and performance bonus, although he is free to bring those claims again at a later time. On January 19, 2006, the Court entered an order whereby the matter was referred to arbitration. Mr. Donahue has not yet filed any pleading or correspondence with the arbitration provider indicating which of the above claims he will pursue. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be.

General Services Administration Audit

The Office of the Inspector General of the GSA of the United States Government conducted an audit of the Company’s GSA Management, Organizational, and Business Improvement Services (“MOBIS”) contract for the period beginning January 1, 2001 through December 31, 2002. The findings from this audit report allege non-compliance, which may have resulted in overcharges to Government customers. Specifically, the report alleges that the Company failed to report and pass on to GSA customers, the reduction it made to its commercial labor (Standard Bill Rate) rate for Administrative Support effective July 1, 2000. The Inspector General estimated a potential refund amounting to $2,400 for the period under audit and additional amounts of $2,300 related to the remainder of the contract extension period (through 2007).

The Company believes that it has not overcharged the Government and is working to resolve the outstanding issues with the contracting officer. Given the current stage of discussions, the outcome cannot yet be determined and management estimates the loss, if any, could range from $200 to the amounts asserted in the audit report, however, within this range, management believes the probable amount of loss is $1,200 (amount accrued as a liability as of December 31, 2004). In addition, the Company is discussing revisions to the contract with the contracting officer to better align its terms, including pricing to the expectations of both parties.

Transition Services Provided By KPMG LLP

As described in Note 16, “Transactions with Related Parties,” the Company entered into a transition services agreement, and various other arrangements, with KPMG LLP during February 2001. The parties agreed that during the term of the transition services agreement (which expired on February 13, 2004 for most non-technology services and February 13, 2005 for most technology-related services), the parties would work together to wind down the receipt of services in a manner such that the only costs payable by the Company to KPMG LLP at the expiration of the agreement would be for capital assets or existing contracts with third party providers that could continue to be used by the Company in a similar manner after the expiration of the agreement. However, if the Company terminated any services provided by KPMG LLP under the agreement prior to the end of the applicable term for such services, the Company was potentially liable to pay KPMG LLP any termination costs (as defined in the transition services agreement) incurred as a result of KPMG LLP having made investments in systems, personnel and other assets that were used by KPMG LLP in providing services under the agreement.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

During the year ended December 31, 2004, the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002, the Company terminated certain infrastructure, administrative and support services prior to the end of the applicable term for such services for which the Company paid to KPMG LLP $1,254, $3,187, $1,050 and $1,000 (unaudited), respectively, in termination costs. During the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, the Company recovered $585, $2,004, $2,133 and $8,444 (unaudited), respectively, as a result of its review of KPMG LLP’s charges under the transition services agreement.

On February 13, 2005, the transition services agreement between the Company and KPMG LLP expired. Upon expiration of the agreement, KPMG LLP claimed that the Company owed approximately $21,732 for the termination of information technology services provided under the agreement. However, in accordance with the terms of the agreement, the Company does not believe that it is liable for termination costs arising upon the expiration of the agreement. Accordingly, the Company has not recognized a liability for, or paid to KPMG LLP, the $21,732 in termination costs. The Company and KPMG LLP are proceeding under the dispute resolution procedures specified in the transition services agreement in an attempt to reach agreement as to the amount, if any, of additional costs payable by the Company to KPMG LLP in connection with the expiration of the agreement. Accordingly, the amount of additional termination costs, if any, that the Company will pay to KPMG LLP cannot be reasonably estimated at this time, however, the Company does not believe that the amount of termination costs will have a material effect on the Company’s consolidated financial position, cash flows, or liquidity. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

In connection with the expiration of the transition services agreement, the Company also agreed to settle a separate arrangement under which it pays KPMG LLP for the use of occupancy-related assets in the office facilities subleased by the Company from KPMG LLP. Accordingly, KPMG LLP notified the Company that it owed approximately $31,674 for the cost of its proportionate share of the occupancy related assets in the subleased office locations. However, the Company believes that certain of the assets identified by KPMG LLP do not relate to office locations that it currently subleases. As such, during July 2005, the Company paid KPMG LLP $17,356 for its share of the cost of the occupancy related assets that it believes relates to office locations that it currently subleases from KPMG LLP. The Company and KPMG LLP are proceeding under the dispute resolution procedures referred to in the preceding paragraph in an attempt to reach agreement as to the amount, if any, of additional costs payable by the Company to KPMG LLP in connection with finalizing this agreement. Approximately, $8,878 of the total $17,356 paid to KPMG LLP related to office locations that were previously abandoned in connection with the Company’s office space reduction effort. Accordingly, the Company had previously reserved for this amount as part of its lease and facilities restructuring charges recorded during the six months ended December 31, 2003 and the year ended December 31, 2004. The Company has classified the remaining $8,478 paid to KPMG LLP as a prepaid service cost, which the Company plans to amortize over the remaining term of its respective sublease agreements with KPMG LLP.

Operating Leases

The Company leases all of its office facilities under various operating leases, some of which contain escalation clauses. Additionally, the Company leases certain of its office facilities under subleases with KPMG LLP. Subleases with KPMG LLP are for periods that coincide with the KPMG LLP lease periods, which run through 2014. The rental cost is based on square footage utilized by the Company.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004. Total minimum rental payments are exclusive of future minimum sublease rentals of $25,174.

Year ending December 31:
2005	$80,615
2006	68,359
2007	54,602
2008	51,317
2009	46,502
Thereafter	101,698

Total minimum payments required	$403,093

The composition of total rental expense for all operating leases was as follows:

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002
		(as restated)	(as restated)	(as restated) (unaudited)
Rent expense	$70,612	$36,920	$78,392	$54,998
Less: Sublease rentals	(4,426)	(1,447)	(2,150)	(562)

Net rent expense	$66,186	$35,473	$76,242	$54,436

Other Commitments

In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to the Company in January 2000; indemnities to third parties in connection with performance bonds; its indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of December 31, 2004, the Company has approximately $150,619 of outstanding surety bonds and $36,490 of outstanding letters of credit for which it may be required to make future payment. As a result, the estimated fair value of these agreements is minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2004.

14. Capital Stock and Option Awards

Long-Term Incentive Plan

On January 31, 2000, the Company adopted the 2000 Long-Term Incentive Plan (the “Plan”), pursuant to which the Company is authorized to grant stock options and other awards to its employees and directors. The

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

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

Stock award and option activity during the periods indicated was as follows:

	Options/Shares Available for Grant	Options Outstanding
		Number	Weighted Average Price per Share
Balance at June 30, 2001 (unaudited)	7,732,901	27,351,257	$27.31
Additional shares authorized	17,471,228	—	—
Options granted	(14,270,171)	14,270,171	$13.63
Options exercised	—	(209,146)	$17.23
Options forfeited/canceled/tendered	10,620,348	(10,620,348)	$38.49
Restricted stock awards	(420,000)	—	$13.30

Balance at June 30, 2002 (unaudited)	21,134,306	30,791,934	$17.17
Additional shares authorized	11,541,474	—	—
Options granted	(23,987,908)	23,987,908	$9.71
Options forfeited/canceled	6,776,989	(6,776,989)	$15.90
Restricted stock awards	22,000	—	$12.04

Balance at June 30, 2003	15,486,861	48,002,853	$13.78
Additional shares authorized	951,965	—	—
Options granted	(13,361,885)	13,361,885	$8.28
Options exercised	—	(9,149)	$6.55
Options forfeited/canceled	3,705,833	(3,705,833)	$13.72
Restricted stock awards	(1,278,387)	—	$11.71

Balance at December 31, 2003	5,504,387	57,649,756	$12.51
Additional shares authorized	1,879,490	—	—
Options granted	(9,477,247)	9,477,247	$8.85
Options exercised	—	(283,457)	$7.80
Options forfeited/canceled	7,608,946	(7,608,946)	$12.29
Restricted stock awards	(903,019)	—	$11.90

Balance at December 31, 2004	4,612,557	59,234,600	$11.97

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Information about stock options outstanding and exercisable at December 31, 2004 is as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number Outstanding December 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2004	Weighted Average Exercise Price
$ 0.00-$ 5.54	595	7.8	$5.39	295	$5.39
$ 5.55-$11.09	36,196,451	8.4	$9.01	12,200,169	$9.30
$11.10-$16.64	10,635,112	6.1	$13.30	7,894,841	$13.30
$16.65-$22.19	11,875,537	5.6	$18.02	11,558,739	$18.01
$22.20-$27.74	45,446	5.9	$22.69	34,468	$22.69
$49.95-$55.50	481,459	4.2	$55.50	481,459	$55.50

	59,234,600	7.4	$11.97	32,169,971	$14.12

Options exercisable at December 31, 2003 and June 30, 2003 and 2002 were 20,420,689, 10,739,896 and 5,033,666 (unaudited), respectively, with a weighted average exercise price of $15.64, $18.32 and $21.08 (unaudited), respectively.

On December 13, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $9.57 per share previously awarded to its employees, but excluding its current executive officers and directors, under the Company’s Amended and Restated 2000 Long-Term Incentive Plan. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 2.9 million shares of common stock, or approximately 24% of the Company’s outstanding unvested options, are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $10.39, and the exercise price of the options subject to acceleration range from $9.58 - $21.17 per share, with approximately 93.7% and 99.9% of such options previously scheduled to vest in 2006 and 2007, respectively. The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon adoption of SFAS 123R. The Company also believes that because the options to be accelerated have exercise prices in excess of the current market value of the Company’s common stock, the options have limited economic value and are not achieving their original objective of incentive compensation and employee retention.

Restricted Stock

Under the provisions of the 2000 Long-Term Incentive Plan, the Company may, at its discretion, grant restricted stock awards to certain of its officers and employees. During fiscal year 2002, the Company granted 420,000 shares (unaudited) of restricted common stock, of which 60,000 shares have been forfeited as of December 31, 2004. Holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions; such restricted stock is considered to be issued and outstanding. Restrictions on the shares expired over three years. As of December 31, 2004, all restrictions expired and no restricted common stock is outstanding under the 2000 Long-Term Incentive Plan. The market value of shares awarded during fiscal year 2002 was $5,586 (unaudited), and was recorded as unearned compensation. Unearned compensation has been amortized to expense over the three-year vesting period and amounted to $563, $698, $1,546 and $1,862 (unaudited) during the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

In connection with the various Andersen Business Consulting acquisitions, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $8,723, $6,669 and $13,531 for the year ended December 31, 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, respectively. As of December 31, 2004, 2,100,998 shares of common stock have been issued.

On April 12, 2005, the Compensation Committee of the Company’s Board of Directors authorized its CEO to grant restricted stock units (“RSUs”) up to an aggregate amount of $165,000 under its Amended and Restated 2000 Long-Term Incentive Plan (the “LTIP”) to managing directors and other key employees. The grants were made to better align the interests of these employees with the Company’s shareholders, to enhance retention of current managing directors and to improve the recruiting of new managing directors. The awards will be made in three primary tranches representing 30%, 30% and 40% of the total RSU award for each employee. Awards will also be made at various grant dates other than the three primary tranches as determined by the Company’s CEO. The actual number of RSUs granted in each award will be based on the total value of the award divided by the closing price of the Company’s common stock on the date of such grant.

On or about June 24, 2005, the Company granted approximately 5,500,000 RSUs at a weighted average share price of approximately $7.30 per share. These RSUs fully vested on January 1, 2006 and will be settled after the Company is current in its SEC filings and has a valid registration statement covering the shares to be issued. The Company will record compensation expense in 2005 of approximately $40,000 related to this grant.

On December 8, 2005, the Company granted approximately 5,800,000 RSUs at a per share price of $7.68. These RSUs vested immediately and will be settled 50% on January 1, 2007 and 50% on January 1, 2008. The Company will record compensation expense in 2005 of approximately $44,500 related to this grant.

The Company granted approximately 2,600,000 additional RSUs to certain employees at various dates throughout 2005 under the LTIP. The grants were exercised at a range of share prices from $5.91 to $8.42. As a result of these grants, the Company will record deferred compensation totaling approximately $20,200 in 2005. These RSUs generally cliff vest three years from the grant date or vest over two to four years from the date of the grant. The deferred compensation will be amortized in accordance with the respective employee’s vesting schedule, subject to the application of SFAS 123R in 2006.

The Company expects to grant additional RSUs during 2006 that will be accounted for in accordance with SFAS 123R. The 2006 grants to certain recipients may be based on an employee’s performance and the Company’s performance in 2005. The 2006 grant is expected to vest 25% on each January 1 of calendar years 2007 through 2010. The RSUs will be settled through the issuance of common stock or cash, at the Company’s sole discretion.

On April 20, 2005, pursuant to Regulation BTR, the Company sent notices to its directors and executive officers notifying them that in connection with the determination that investors should not rely upon certain previously-issued financial statements, there would be a blackout period under the Company’s 401(k) Plan, the LTIP and ESPP (described below and collectively, the “Plans”). The Company also advised participants in the Plans of the blackout period. The blackout period is necessary because the Registration Statements on Form S-8 that register shares of the Company’s common stock that are required in connection with the Plans are not

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

available for use until all reports required under the Exchange Act, including the Form 10-K for year ended December 31, 2004, Forms 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, and amended Forms 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 are filed with the SEC. During the blackout period, the Company’s participants in the Plans are not permitted to purchase the Company’s common stock normally offered pursuant to the Plans.

Employee Stock Purchase Plan

On October 12, 2000, the Company adopted the Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the twenty-four month offering period, or the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. In 2005, the Board also approved the removal of the 24-month look-back resulting in straight 6-month offering/purchase periods where the purchase price will be 15% off the closing price on the last day of the 6-month purchase period. Current participants are grand-fathered (protected) by this change through January 31, 2007, provided continued enrollment. These Plan changes will be effective for all new enrollees beginning with the next open enrollment cycle. The ESPP became effective on February 8, 2001. During the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, employees purchased a total of 3,644,002, 1,560,615, 3,547,675 and 2,280,341 (unaudited) shares for $24,707, $10,466, $26,927 and $26,674 (unaudited), respectively. As of December 31, 2004, 13,776,676 common shares remained available for issuance under the ESPP.

In June of 2005, the Company announced that certain employees below the managing director level will be eligible to participate in the BE an Owner Program. Under this program, as amended, in January 2006, the Company will make a cash payment to each eligible employee in an amount equal to 1.5% of such employee’s annual salary as of October 3, 2005 (which payment is estimated to be approximately $18,408 in the aggregate), and in January 1, 2007, the Company will make a contribution, as a special offering under its ESPP, to each eligible employee in an amount equal to 1.5% of such employee’s annual salary as of October 3, 2005 into such eligible employee’s ESPP account, which contribution will be used to purchases shares of the Company’s common stock at a 15% discount.

Due to the blackout period discussed above, whereas the ESPP participants are not permitted to purchase Company common stock, the first grant under the BE an Owner Program originally scheduled for January 1, 2006, was made in cash, disbursed directly to each eligible employee in the amount equal to the 1.5% of each employee’s base salary, which totaled approximately $18,408. Subject to any further blackout periods, the Company plans to contribute the second grant, scheduled for January 1, 2007, into each eligible employee’s ESPP account to be used to purchase shares of the Company’s common stock. Additionally, in December 2005, the Company authorized a special purchase date for the ESPP, scheduled to occur 15 days after the end of the blackout period. The Company will also provide ESPP participants interest at a rate of 3% on the accumulating contributions from August 1, 2005 through January 31, 2006 in each employee’s ESPP account.

Notes Receivable from Stockholders

On February 16, 2000, the Company issued stock awards of 297,324 shares to certain employees as part of the separation of KPMG LLP’s consulting businesses. In connection with these awards, the Company also provided loans of $7,433 to the grantees for personal income taxes attributed to the awards. The loans are secured

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

by the shares of common stock issued to the employees and prior to August 7, 2003 bore interest at 6.2% per annum with respect to $5,845 of the principal amount and at 4.63% per annum with respect to $1,588 of the principal amount. Principal and accrued interest on the loans is due no later than August 9, 2006. In the event the value of the Company’s common stock is less than the aggregate principal and interest of the loans upon maturity in August 2006, the employees may elect to surrender their shares relating to the stock award. At December 31, 2004, the estimated fair market value of the stock awards was approximately $2,388.

During the year ended June 30, 2003, the Company recorded adjustments to additional paid-in-capital, retained earnings (accumulated deficit) and notes receivable from stockholders related to a revision of the accounting relating to stock awards and related shareholder notes in prior years (the Company revised its accounting for certain stock awards and shareholder notes to reflect variable accounting as opposed to fixed plan accounting). Management believes that the revision did not have a material impact on the statements of operations for any prior periods and therefore prior years’ financial statements were not restated. Instead, the aggregate effect of the revised accounting was reflected as adjustments to the previously referenced components of stockholders’ equity as of July 1, 2002. However, in connection with the Company’s restatement of its fiscal year ended June 30, 2002, the Company has reversed the initial adjustment recorded in retained earnings as of July 1, 2002, and recorded the impact of the revision to the prior periods. For additional information regarding the restatement, see Note 3, “Restatement.”

The Company also provided non-recourse loans to executive officers of $1,672 at an interest rate of 4.5% in October 2001. As of December 31, 2004, the balance of these loans was $590, including $74 of accrued interest. During 2005, one executive loan totaling $421 was forgiven by the Company.

Common Stock Repurchase

In August 2001, the Board of Directors authorized the Company to repurchase up to $100,000 of its common stock. As of December 31, 2004, the Company had repurchased 3,812,250 shares of its common stock at an aggregate purchase price of $35,727. Thus, the Company is authorized to repurchase an additional $64,273 of its common stock. The repurchased shares are held in treasury. In April 2005, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to an additional $100,000 of its common stock over a twelve-month period beginning April 11, 2005; therefore, together with the August 2001 stock repurchase program, the Company is authorized to repurchase up to approximately $164,273 of its common stock. Any shares repurchased under the stock repurchase program will be held as treasury shares. The Company did not repurchase any of its common stock during the year ended December 31, 2004. The 2005 Credit Facility contains limitations on the Company’s ability to repurchase shares.

Preferred Stock

The Company has 10,000,000 authorized shares of $0.01 par value Preferred Stock. An aggregate of 1,000,000 shares of Preferred Stock have been designated as Series A Junior Participating Preferred Stock for issuance in connection with the Company’s Shareholder Rights Plan. As of December 31, 2004, none of the Company’s Preferred Stock was issued or outstanding.

Deferred Compensation Plan

Under the Company’s deferred compensation plan, certain members of management and other highly compensated employees may elect to defer receipt of a portion of their annual compensation, subject to

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

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

As a result of the passage of the American Jobs Creation Act of 2004, there are new rules that impacted the Company’s deferred compensation plan beginning January 1, 2005. The Company has opted to freeze the existing plan and its assets as of December 31, 2004 in order to allow the plan to be administered under the plan provisions, as they currently exist. A new plan became effective on January 1, 2005 and is compliant with the new rules as required by law.

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

(2002 amounts unaudited)

Company and its stockholders, the Board of Directors may redeem the Rights for $0.01 per share at any time prior to a person or group becoming an acquiring person. The Rights will expire on October 2, 2011.

15. Income Taxes

The Company reported loss before taxes of $(534,435), including net foreign losses of $(430,180), for the year ended December 31, 2004. The Company reported loss before taxes of $(171,743), including net foreign losses of $(166,439), for the six months ended December 31, 2003. The Company reported income before taxes and cumulative effect of change in accounting principle of $98,033 and $118,714, including net foreign losses of $(43,993) and $(12,225), for the years ended June 30, 2003 and 2002, respectively.

The components of income tax expense (benefit) are as follows:

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002
		(as restated)	(as restated)	(as restated) (unaudited)
Current:
Federal	$(33,988)	$13,114	$56,777	$59,642
State and local	(11,669)	1,773	13,391	19,081
Foreign	14,062	10,837	34,997	13,790

Total current	(31,595)	25,724	105,165	92,513

Deferred:
Federal	8,930	(10,921)	(7,844)	(9,400)
State and local	267	(3,106)	(1,304)	(1,993)
Foreign	34,189	(6,825)	(30,675)	(857)

Total deferred	43,386	(20,852)	(39,823)	(12,250)

Total	$11,791	$4,872	$65,342	$80,263

The following table presents the principal reasons for the difference between the effective income tax rate on income from continuing operations and the U.S. Federal statutory income tax rate:

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002
		(as restated)	(as restated)	(as restated) (unaudited)
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	(25.3)%	(25.5)%	0.2%	—
Change in valuation allowance	(4.6)%	(10.6)%	16.0%	11.8%
Foreign taxes	0.2%	3.8%	(3.3)%	(0.9)%
Nondeductible meals and entertainment expense	(1.3)%	(1.8)%	5.8%	4.9%
State taxes, net of Federal benefit	1.0%	0.2%	9.1%	9.4%
Impact of foreign recapitalization	(3.6)%	—	—	—
Other, net	(3.6)%	(3.9)%	3.9%	7.4%

Effective income tax rate	(2.2)%	(2.8)%	66.7%	67.6%

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The temporary differences that give rise to a significant portion of deferred income tax assets and liabilities are as follows:

	December 31, 2004	December 31, 2003
		(as restated)
Deferred income tax assets:
Net operating loss carryforwards	$120,283	$111,774
Accrued compensation	24,605	26,316
Lease and facilities charge	16,510	24,490
Capital loss carryforward and foreign tax credits	8,230	6,551
Intangible assets	2,744	5,326
Reserve for claims	21,674	5,027
Allowance for doubtful accounts	5,449	3,917
Equity-based compensation	1,371	2,942
Accrued liabilities	12,368	3,697
Deferred compensation	4,022	2,691
Goodwill	—	285
Contributions carryforward	492	—
Expatriates	6,102	13,170
Other assets	21	—

Total gross deferred income tax assets	223,871	206,186
Less valuation allowance	(114,775)	(88,037)

Total net deferred income tax assets	109,096	118,149

Deferred income tax liabilities:
Property and equipment	37,910	1,542
Pension	286	8,368
Other assets, net	—	4,646
Transaction costs	3,530	3,581
Revenue	4,776	2,146
Foreign currency translation	4,470	1,780
Investment securities	362	280
Cash flow hedge	187	252
Intangible assets	1,047	—

Total deferred income tax liabilities	52,568	22,595

Net deferred income tax assets	$56,528	$95,554

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Pursuant to the requirements of SFAS No. 109, “Accounting for Income Taxes,” these assets and liabilities are presented on the balance sheet as follows:

	December 31, 2004	December 31, 2003
		(as restated)
Current deferred tax assets	$59,566	$57,976
Non-current deferred tax assets	20,522	59,568
Current deferred tax liabilities	(16,750)	(10,917)
Non-current deferred tax liabilities	(6,810)	(11,073)

	$56,528	$95,554

The Company has U.S. net operating loss carryforwards at December 31, 2004 of approximately $29,835, which expire at various dates through 2019. The utilization of these net operating loss carryforwards are subject to limitations. The Company believes that it is more likely than not these net operating loss carryforwards will not be utilized. The Company has U.S. capital loss carryforwards at December 31, 2004 of approximately $15,296, which expire in 2006. The Company also has foreign net operating loss carryforwards at December 31, 2004 of approximately $167,756, which expire at various dates between 2007 and 2021 and $164,570 that carryforward indefinitely as provided by the applicable foreign law. A valuation allowance has been recorded due to the uncertainty of the recognition of certain deferred income tax assets, primarily the net operating loss carryforwards of certain U.S. and foreign subsidiaries, and the capital loss carryforwards of certain U.S. entities. The net changes in the valuation allowance for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002 were $26,738, $30,003, $16,498 and $12,436 (unaudited), respectively.

A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s valuation allowance of $114,775 and $88,037 as of December 31, 2004 and 2003, respectively, on its deferred tax asset primarily relates to the uncertainty surrounding the realization of certain foreign net operating loss carryforwards, foreign tax credit carryforwards and domestic capital loss carryforwards on certain investments. Of these amounts, $2,100 related to amounts recorded in purchase accounting which if realized would reduce goodwill in the future.

The Company has not provided for U.S. income taxes on the unremitted earnings of certain foreign subsidiaries as these earnings are considered to be permanently reinvested. These earnings amounted to approximately $174,113, $128,480, $83,016 and $17,886 (unaudited) for the year ended December 31, 2004, the six months ended December 31, 2003, and the years ended June 30, 2003 and 2002 (unaudited), respectively. It is not practicable to compute the estimated deferred tax liability on these earnings.

The Company has also provided reserves for certain tax matters, both domestic and foreign, which could result in additional tax being due. As of December 31, 2004 and 2003, the Company had income tax reserves accrued in the financial statements in the amounts of $37,965 and $28,403, respectively. The Company assessed its uncertain foreign, federal and state tax filing positions. This resulted in an increase to its reserve for tax exposures of $9,562 and $4,519, in each of the above periods, respectively. The Company believes that the reserves are required as of December 31, 2004 for potential cross-jurisdictional claims, the characterization of intercompany payments and the timing and characterization of certain deductions. Interest and penalties have

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

been recorded for these reserve items. The Company also maintains tax reserves related to acquisition contingencies.

In 2005, the Company filed Federal refund claims related to 2004 and prior years in the amount of $20,400 regarding net operating loss carrybacks, foreign tax credit carrybacks, and corrections of previous amounts reported and other miscellaneous items. In December 2005, the Company received from the Internal Revenue Service tentative refunds amounting to $15,500 related to the 2004 net operating loss carryback. These refunds are subject to U.S. Congress Joint Committee on Taxation review.

The Internal Revenue Service has informed the Company that certain tax years will be examined for income taxes. It is not known at this time whether there will be any adjustments to the refund claims already filed or to taxes paid in any other years as a result of the examination by the Internal Revenue Service. The Company believes that it has adequate reserves for any items that may result in an adjustment as a result of the Internal Revenue Service’s income tax examination.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (“Act”). The Act includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act, resulting in an effective tax cost of 5.25% on any such repatriated foreign earnings. The Company has elected to apply this provision to qualified earnings repatriation made during Q4 of 2005. The amount that the Company repatriated under this provision was approximately $9,000.

16. Transactions with Related Parties

Cisco

The Company entered into an alliance agreement with Cisco Systems, Inc. on December 29, 1999. At the same time the Company executed this alliance agreement, it also entered into an agreement with Cisco pursuant to which Cisco purchased 5,000,000 shares of the Company’s Series A Mandatorily Redeemable Convertible Preferred Stock. The five-year alliance agreement expired on December 29, 2004, whereby the Company entered into a new alliance agreement with Cisco Systems, Inc. on April 8, 2005. The term of the new agreement is for three years. The agreement will automatically renew for additional one year terms unless one party gives written notice of the intent not to renew the agreement.

Revenue earned from Cisco was $1,037, $1,194, $4,992 and $6,770 (unaudited) for the year ended December 31, 2004, the six months ended December 31, 2003 and the years ended June 30, 2003 and 2002, respectively. Accounts receivable and unbilled revenue from Cisco were $71 and $22 as of December 31, 2004 and 2003, respectively.

KPMG LLP

Infrastructure Services. The Company and KPMG LLP entered into an outsourcing agreement effective January 31, 2000, whereby the Company received and was charged for services performed by KPMG LLP. The Company and KPMG LLP entered into an amended and restated outsourcing agreement effective July 1, 2000, eliminating the services related costs that were not required. Thereafter, on February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby the Company received and was charged for infrastructure services on substantially the same basis as the amended and restated outsourcing agreement. The allocation of costs to the Company for such services was based on actual costs incurred by KPMG LLP and were allocated among KPMG LLP’s assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification). With regard to facilities costs, the Company and

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

KPMG LLP have entered into arrangements pursuant to which the Company subleases from KPMG LLP office space that was formally allocated to the Company under the outsourcing agreement. The terms of the arrangements are substantially equivalent to those under the original outsourcing agreement, and will extend over the remaining period covered by the lease agreement between KPMG LLP and the lessor.

Effective October 1, 2002, the Company and KPMG LLP entered into an Outsourcing Services Agreement under which KPMG LLP provides the Company certain services relating to office space. These services covered by the Outsourcing Services Agreement had previously been provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP agreed that for all office space related services terminated as of December 31, 2002 under the transition services agreement, the Company will not be charged any termination costs in addition to the $1,000 (unaudited) paid in fiscal year 2002, and that there will be no termination costs with respect to the office-related services at the end of the three year term of the Outsourcing Services Agreement.

Total expenses allocated to the Company with regard to occupancy costs and other infrastructure services are as follows:

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002
		(as restated)	(as restated)	(unaudited)
Occupancy costs	$23,772	$12,838	$25,902	$29,325
Other infrastructure service costs	52,391	39,752	96,544	138,282

Total	$76,163	$52,590	$122,446	$167,607

Amounts included in:
Selling, general and administrative expenses	$52,391	$39,752	$96,544	$138,282
Other costs of service	23,772	12,838	25,902	29,325

	$76,163	$52,590	$122,446	$167,607

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

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30, 2003	Year Ended June 30, 2002
				(unaudited)
Total revenue	$1,368	$3,075	$28,029	$11,962

Total costs of service	$5,727	$1,351	$7,284	$6,961

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Accounts receivable from, and accounts payable to, KPMG LLP were $267 and $2,835, respectively, as of December 31, 2004, and $5,625 and $6,526, respectively, as of December 31, 2003.

17. Employee Benefit Plans

401(k) Plan

The Company sponsors a qualified 401(k) defined contribution plan (the “Plan”) covering substantially all of its employees. Participants are permitted (subject to a maximum permissible contribution under the Internal Revenue Code for calendar year 2004 of $13) to contribute up to 50% of their pre-tax earnings to the Plan. Employees who make salary reduction contributions during the Plan year and who are employed on the last day of the Plan year receive a Company matching contribution of 25% of the first 6% of pre-tax eligible compensation contributed to the Plan, and, at the discretion of the Company, may receive an additional discretionary contribution of up to 25% of the first 6% of pre-tax eligible compensation contributed to the Plan. Matching contributions are calculated once a year on the last day of the Plan year (April 30). Employees may elect to invest their retirement funds in the Company’s common stock, but no provisions of the Plan require them to do so. In addition, the Plan does not restrict the ability of employees to dispose of any of the Company’s common stock that they hold in their retirement funds. Company contributions, net of forfeitures, for the year ended December 31, 2004, the six months ended December 31, 2003 and for the years ended June 30, 2003 and 2002 were $6,484, $0, $2,176, and $1,159 (unaudited), respectively, and were made in cash.

Pension and Postretirement Benefits

During the first half of fiscal year 2003, the Company significantly expanded its international operations through acquisitions. Some of the acquired operations, primarily within the EMEA operating segment, had pre-existing defined benefit pension plans and as such the Company has become the sponsor of these plans. These plans include both funded and unfunded noncontributory defined benefit pension plans that provide benefits based on years of service and salary. Pension coverage, which is often governed by local statutory requirements, is provided under the various plans. The Company accounts for those defined benefit pension plans under SFAS No. 87, “Employer Accounting for Pensions”.

The Company also offers a postretirement medical plan to the majority of its full-time U.S. employees and managing directors who meet specific eligibility requirements. This plan is accounted for in accordance with SFAS No. 106, “Employer Accounting for Postretirement Benefits Other Than Pensions,” which requires the Company to accrue for future postretirement medical benefits.

For the year ended December 31, 2004 and the six months ended December 31, 2003, the pension benefit plans and the postretirement medical plan had a measurement date of December 31. For the year ended June 30, 2003, the pension benefit plans and the postretirement medical plan had measurement dates of June 30, 2003 and March 31, 2003, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The following schedules provide information concerning the pension and postretirement medical plans held by the Company:

	Pension Plans
	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30, 2003
Components of net periodic pension cost
Service cost	$5,670	$2,189	$2,372
Interest cost	4,151	1,723	2,197
Expected return on plan assets	(1,055)	(457)	—
Amortization of loss	11	5	21
Amortization of prior service cost	776	258	—
Curtailment	—	—	(1,285)

Net periodic pension cost	$9,553	$3,718	$3,305

	Postretirement Medical Plan
	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30, 2003
Components of postretirement medical cost
Service cost	$1,082	$495	$900
Interest cost	414	179	285
Amortization of prior service cost	478	239	478

Net periodic postretirement medical cost	$1,974	$913	$1,663

Curtailment gains are the result of the fiscal year 2003 workforce reduction programs.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

	Pension Plans		Postretirement Medical Plan
	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended December 31, 2004	Six Months Ended December 31, 2003
Change in projected benefit obligation
Benefit obligation at beginning of year	$88,856	$75,692	$6,919	$5,737
Service cost	5,670	2,189	1,082	495
Interest cost	4,151	1,723	414	179
Plan participants’ contributions	1,000	451	97	41
Transfers in	1,496	—	—	—
Adjustment cost	—	649	—	—
Benefits paid	(3,091)	(4,809)	(95)	(14)
Administrative expense	—	—	—	(3)
Actuarial loss (1)	7,775	765	1,569	484
Settlement	(215)	—	—	—
Amendments	—	4,462	—	—
Effect of exchange rate changes	8,591	7,734	—	—

Projected benefit obligation at end of year	$114,233	$88,856	$9,986	$6,919

Change in plan assets
Fair value of plan assets at beginning of year	$22,664	$22,500	$—	$—
Actual return on plan assets	(283)	676	—	—
Employer contributions	2,981	1,406	(2)	(24)
Employee contributions	1,000	451	97	41
Benefits paid	(1,799)	(4,260)	(95)	(14)
Transfers in	1,197	—	—	—
Administrative expense	—	—	—	(3)
Effect of exchange rate changes	2,241	1,891	—	—

Fair value of plan assets at end of year	$28,001	$22,664	$—	$—

Reconciliation of funded status
Funded status	$(86,232)	$(66,192)	$(9,986)	$(6,919)
Unrecognized loss	10,825	522	2,053	484
Unamortized prior service cost	9,623	9,678	2,982	3,460
Additional minimum liability	(9,047)	(882)	—	—
Intangible assets	9,047	882	—	—

Net amount recognized	$(65,784)	$(55,992)	$(4,951)	$(2,975)

Amounts recognized in the Consolidated Balance Sheets
Accrued benefit cost	$(74,831)	$(56,874)	$(4,951)	$(2,975)
Intangible assets	9,047	882	—	—

Net amount recognized	$(65,784)	$(55,992)	$(4,951)	$(2,975)

Accumulated benefit obligation	$98,355	$75,525	$9,986	$6,919

(1)	The increase noted in the actuarial loss for the year ended December 31, 2004 for pension and postretirement medical plans is related to the higher benefit obligation resulting from the lower discount rate used to value the obligation, as described below.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

All benefit plans have an accumulated benefit obligation in excess of plan assets at December 31, 2004 and 2003.

	Pension Plans		Postretirement Medical Plan
	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended December 31, 2004	Six Months Ended December 31, 2003
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.4%	5.0%	5.8%	6.0%
Rate of compensation increase	2.7%	2.7%	—	—

Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.7%	5.0%	5.8%	6.3%
Expected long-term return on plan assets	4.3%	4.3%	—	—
Rate of compensation increase	2.7%	2.7%	—	—

The Company’s target allocation is 30% equities, 13% real estate and 57% bonds. This target allocation is used in conjunction with historical returns on these asset categories, current market conditions, and future expectations in order to determine an appropriate expected long-term return on plan assets. The investment strategy with respect to the pension assets is to achieve a long-term rate of return to satisfy current and future plan liabilities while minimizing risks. The weighted average asset allocations are as follows:

	Pension Plan
	December 31, 2004	December 31, 2003
Asset category
Bonds	48.5%	65.0%
Equities	31.0	33.0
Real Estate	13.0	—
Other	7.5	2.0

Total	100.0%	100.0%

The benefit payments are expected to be paid from the pension and postretirement medical plans in the following years:

	Pension Plans	Postretirement Medical Plan
2005	$4,577	$89
2006	4,840	125
2007	5,204	212
2008	4,774	330
2009	4,742	507
Years 2010-2014	27,633	5,402

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

The assumed health care cost trends for the postretirement medical plan are as follows:

	December 31, 2004	December 31, 2003
Health care cost trend rate assumed for next year	10.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2007

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1%-Point Increase	1%-Point Decrease
Effect on total service and interest cost	$213	$(183)

The Company expects to contribute approximately $4,504 to its pension plans and postretirement medical plan in the year ending December 31, 2005. The Company has other employee benefit pension plans outside the U.S. that are not included in the tables above for which the liability is $3,389 and $3,009 as of December 31, 2004 and 2003, respectively.

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

In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on the accounting for the effects of the Act, including the accounting for and disclosure of any Federal subsidy provided by the Act. FSP No. 106-2 was effective for interim or annual periods beginning after June 15, 2004, and provides that an employer shall measure its accumulated plan benefit obligation and net periodic postretirement benefit cost taking into account any subsidy received under the Act.

The Company’s postretirement medical plan (the “Plan”) currently provides certain prescription drug benefits to eligible participants. Based on the current interpretation of the guidance provided in the Act and the Company’s current plan design, the Company has concluded that the prescription drug benefits provided by its postretirement medical plan are not actuarially equivalent to the prescription drug benefits provided by Medicare. Accordingly, no accounting for the Federal subsidy is required. In addition, the enactment of the Act was not considered a “significant event” as defined by paragraph 73 of SFAS No. 106, therefore, the Company did not remeasure its accumulated plan benefit obligation upon adoption of the Act. The Company’s accumulated plan benefit obligation as of December 31, 2004, and the net periodic postretirement benefit costs for the year ended December 31, 2004, were not impacted by the Act.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

18. Reduction in Workforce and Other Charges

Reduction in Workforce

During the six months ended December 31, 2003, the Company recorded, as part of professional compensation expense, $13,559 in charges for severance and termination benefits related to a worldwide reduction in workforce which was recorded in the following segments: $1,037 in Public Services, $1,786 in Communications, Content & Utilities, $413 in Financial Services, $2,786 in Consumer, Industrial and Technology, $4,399 in EMEA, $473 in Asia Pacific, $327 in Latin America, and $2,338 in Corporate/Other. The reduction in workforce affected approximately 250 employees, across infrastructure and all lines of service, and was the result of aligning the Company’s workforce with market demand for services. All of the affected employees have been terminated and are no longer employed by the Company. As of December 31, 2004, approximately $13,027 of the total liability has been paid. The remaining severance accrual, recorded within the balance sheet caption “Accrued payroll and employee benefits,” is expected to be paid by the end of calendar year 2005.

During the year ended June 30, 2003, the Company recorded, as part of professional compensation expense, $17,824 in charges for severance and termination benefits related to a worldwide reduction in workforce which was recorded in the following segments: $1,270 in Public Services, $2,483 in Communications, Content and Utilities, $997 in Financial Services, $3,049 in Consumer, Industrial and Technology, $3,995 in Asia Pacific, $245 in Latin America and $5,785 in Corporate/Other. The reduction in workforce affected approximately 570 employees, across all lines of service, and was the result of aligning the Company’s workforce with market demand for services. All of the affected employees have been terminated and are no longer employed by the Company.

(Unaudited) During the year ended June 30, 2002, the Company recorded, as part of professional compensation expense, charges of $21,323 for severance and termination benefits related to worldwide reductions in workforce. The reduction in workforce affected 513 employees and was the result of balancing the Company’s resources with market demand for services. The reduction in workforce was recorded in the following segments: $1,338 in Public Services, $2,440 in Communications, Content and Utilities, $2,808 in Financial Services, $1,274 in Consumer, Industrial and Technology, $28 in EMEA, $3,046 in Asia Pacific, $2,282 in Latin America, and $8,107 in Corporate/Other. All of the affected employees have been terminated and are no longer employed by the Company.

Lease, Facilities and Other Exit Activities

In connection with the Company’s previously announced office space reduction effort, the Company recorded a $11,699 restructuring charge during the year ended December 31, 2004 related to lease, facility and other exit activities. The $11,699 charge, recorded within the Corporate/Other operating segment, included $8,173 related to the fair value of future lease obligations (net of estimated sublease income), $1,305 representing the unamortized cost of fixed assets and $2,221 in other costs associated with exiting facilities. Since July 2003, the Company has incurred a total of $73,135 in lease and facilities related restructuring charges in connection with its office space reduction effort relating to the following regions: $11,431 in EMEA, $697 in Asia Pacific and $61,007 in North America. As of December 31, 2004, the Company has a remaining lease and facilities accrual of $22,956 and $27,386, identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

During the six months ended December 31, 2003, the Company recorded, within the Corporate/Other operating segment, restructuring charges totaling $61,436 related to lease, facility and other exit activities, relating to the following regions: $6,836 in EMEA, $321 in Asia Pacific and $54,279 in North America.

During the year ended June 30, 2003, the Company recorded, as part of other costs of service, restructuring charges totaling $17,283 related to lease, facility and other exit activities in the following segments: $5,957 in EMEA, $2,114 in Asia Pacific and $9,212 in Corporate/Other.

The following table summarizes the restructuring activities for the year ended December 31, 2004, the six months ended December 31, 2003, and the years ended June 30, 2003 and 2002 (unaudited):

	Severance	Lease and Facilities	Total
		(as restated)	(as restated)
Balance at June 30, 2001 (unaudited)	$4,236	$—	$4,236
Charges to operations	21,323	—	21,323
Payments	(24,397)	—	(24,397)

Balance at June 30, 2002 (unaudited)	1,162	—	1,162
Acquisition related restructuring charges	39,150	—	39,150
Charges to operations	17,824	17,283	35,107
Payments	(50,336)	(7,671)	(58,007)
Other (a)	4,106	267	4,373

Balance at June 30, 2003	11,906	9,879	21,785
Charges to operations	13,559	61,436	74,995
Payments	(22,039)	(15,246)	(37,285)
Other (a)	(1,088)	(171)	(1,259)

Balance at December 31, 2003	2,338	55,898	58,236
Charges to operations	—	11,699	11,699
Payments	(1,627)	(19,329)	(20,956)
Other (a)	(179)	2,074	1,895

Balance at December 31, 2004	$532	$50,342	$50,874

(a)	Other changes in restructuring accruals consist primarily of foreign currency translation adjustments.

On December 16, 2004, the Company announced that it expects to record additional lease and facilities related restructuring charges during the year ended December 31, 2005.

Impairment Charges

The Company recorded the following impairment charges during the fiscal year ended June 30, 2002 (unaudited):

•	Impairment charges related to software licenses held for resale due to lower than anticipated sales in the amount of $7,600 during fiscal year 2002 (approximately $5,100 of the fiscal year 2002 charge was recorded during the three months ended June 30, 2002).

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

•	An impairment charge of $16,022 was recorded to write-off the value of the Company’s portfolio of equity investments at June 30, 2002.

•	An impairment charge of $292 was recorded for miscellaneous write-offs for a variety of assets.

19. Segment Information

The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer and interim Chief Financial Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its four North America industry groups (Public Services, Financial Services, Communications, Content and Utilities and Consumer, Industrial and Technology), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing). Prior year segment information has been reclassified to reflect current year changes. Beginning in fiscal year 2005, the Company combined its Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group. The Company will align the operations within its geographic business units more closely with its North American industry groups to manage its businesses globally by the three industries (Public Services, Financial Services and Commercial Services) beginning in 2007.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

	Year Ended December 31, 2004	Six Months Ended December 31, 2003	Year Ended June 30,
			2003	2002
		(as restated)	(as restated)	(as restated)
				(unaudited)
Revenues
Public Services	$1,343,670	$562,372	$1,099,619	$973,777
Financial Services	326,452	118,528	240,791	237,536
Communications, Content and Utilities	206,904	134,217	354,074	473,051
Consumer, Industrial and Technology	447,118	209,190	533,453	507,347
EMEA	642,686	288,994	567,880	16,089
Asia Pacific	328,338	159,482	291,353	128,035
Latin America	79,302	46,593	72,335	42,822
Corporate/Other (1)	1,312	3,127	(1,607)	4,442

Total	$3,375,782	$1,522,503	$3,157,898	$2,383,099

Depreciation and Amortization
Public Services	$10,499	$4,508	$11,329	$10,323
Financial Services	1,636	763	1,752	1,911
Communications, Content and Utilities	1,206	489	2,076	2,710
Consumer, Industrial and Technology	2,018	890	2,394	2,304
EMEA	10,071	13,161	46,100	4
Asia Pacific	4,238	2,799	6,562	964
Latin America	554	320	365	124
Corporate/Other (1)	51,925	26,553	47,780	31,605

Total	$82,147	$49,483	$118,358	$49,945

Interest Expense (2)
Public Services	$29,779	$9,515	$18,728	$17,596
Financial Services	4,839	1,212	2,327	3,202
Communications, Content and Utilities	3,521	1,353	3,005	8,898
Consumer, Industrial and Technology	6,406	2,467	5,945	9,824
EMEA	233	1,200	1,812	170
Asia Pacific	5,698	2,356	3,500	2,410
Latin America	1,520	1,165	1,370	1,055
Corporate/Other (1)	(33,286)	(10,657)	(23,089)	(40,907)

Total	$18,710	$8,611	$13,598	$2,248

Operating Income
Public Services	$243,770	$157,854	$311,032	$311,041
Financial Services	79,443	27,546	54,753	34,697
Communications, Content and Utilities	9,924	27,867	94,021	120,082
Consumer, Industrial and Technology	76,218	37,844	115,046	119,752
EMEA (3)	(317,864)	(116,362)	66,726	1,094
Asia Pacific	12,767	22,395	24,232	(104)
Latin America	10,264	6,381	17,221	(4,996)
Corporate/Other (1)	(608,696)	(333,495)	(574,505)	(464,069)

Total	$(494,174)	$(169,970)	$108,526	$117,497

Assets (4)
Public Services	$462,681	$365,162	$327,619	$203,852
Financial Services	96,186	58,045	61,601	39,066
Communications, Content and Utilities	73,124	76,513	83,646	80,207
Consumer, Industrial and Technology	144,451	119,080	132,379	93,044
EMEA	701,582	1,031,321	1,092,744	18,131
Asia Pacific	149,627	182,215	152,818	89,690
Latin America	21,920	39,566	31,091	21,848
Corporate/Other (1)	533,136	339,711	268,312	402,191

Total	$2,182,707	$2,211,613	$2,150,210	$948,029

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.
(2)	Interest expense is allocated to the industry segments based on accounts receivable and unbilled revenues.
(3)	Includes a $397,065 and a $127,326 goodwill impairment charge for the year ended December 31, 2004 and the six months ended December 31, 2003, respectively.
(4)	Industry segment assets include accounts receivable, unbilled revenues, certain software and property and equipment directly attributed to the industry segment, purchased intangible assets and goodwill. All other assets are not allocated to industry segments and are deemed to be corporate assets.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

Geographic Information

Financial data segmented by geographic area is provided below:

	Year Ended December 31, 2004		Six Months Ended December 31, 2003		Year Ended June 30,
					2003		2002
			(as restated)		(as restated)		(as restated)
							(unaudited)
	Revenue (2)	Long-Lived Assets (3)	Revenue (2)	Long-Lived Assets (3)	Revenue (2)	Long-Lived Assets (3)	Revenue (2)	Long-Lived Assets (3)
North America (1)	$2,324,144	$149,056	$1,024,307	$145,968	$2,227,937	$155,526	$2,191,711	$117,093

EMEA	642,686	39,220	288,994	37,618	567,880	35,391	16,089	190
Asia Pacific	328,338	12,442	159,482	12,400	291,353	11,538	128,035	6,638
Latin America (4)	79,302	2,685	46,593	3,531	72,335	3,766	42,822	2,083

Total Outside of North America	1,050,326	54,347	495,069	53,549	931,568	50,695	186,946	8,911

Corporate/Other	1,312	—	3,127	—	(1,607)	—	4,442	—

Total	$3,375,782	$203,403	$1,522,503	$199,517	$3,157,898	$206,221	$2,383,099	$126,004

(1)	The North America region includes the Public Services, Communication, Content and Utilities, Financial Services and Consumer, Industrial and Technology segments. The North America region is comprised of operations in the United States and Canada. The Company reports financial information for these two countries as one region. Canadian operations do not contribute materially to the North America region.
(2)	Revenue by geographic region is reported based on where client services are supervised.
(3)	Long-lived assets represent property and equipment, net of depreciation, related to the geographic region in which the assets reside.
(4)	The Latin America region includes Mexico.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

20. Results by Quarter (Unaudited)

As described in Note 3, “Restatement”, the quarterly periods during the year ended December 31, 2004 and the corresponding quarterly periods during the six months ended December 31, 2003 and the fiscal years ended June 30, 2003 and 2002 have been restated. The following tables present unaudited quarterly financial information for each of the last ten quarters, reflecting the impact of the restatement. The results of the restated financial information for the quarterly periods of fiscal year 2002 have not been presented.

	Quarterly Periods During the Year Ended December 31, 2004
		Three Months Ended September 30, 2004		Three Months Ended June 30, 2004		Three Months Ended March 31, 2004
	Three Months Ended December 31, 2004 (1)	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenue	$788,101	$840,864	$823,691	$885,500	$875,387	$861,041	$888,603

Costs of service:
Costs of service	737,562	667,409	655,020	684,479	681,563	703,439	742,414
Lease and facilities restructuring charges	—	—	—	8,379	8,364	3,572	3,335

Total costs of service	737,562	667,409	655,020	692,858	689,927	707,011	745,749

Gross profit	50,539	173,455	168,671	192,642	185,460	154,030	142,854
Amortization of purchased intangible assets	566	792	793	1,003	1,003	1,095	1,095
Goodwill impairment charge	397,065	—	—	—	—	—	—
Selling, general and administrative expenses	177,878	146,862	144,808	151,856	167,853	137,930	150,637

Operating income (loss)	(524,970)	25,801	23,070	39,783	16,604	15,005	(8,878)
Interest/Other income (expense), net	(22,784)	(5,254)	(4,909)	(4,774)	(6,338)	(5,483)	(6,230)

Income (loss) before taxes	(547,754)	20,547	18,161	35,009	10,266	9,522	(15,108)
Income tax expense (benefit)	(36,489)	8,605	13,694	19,828	32,684	7,898	1,902

Net income (loss)	$(511,265)	$11,942	$4,467	$15,181	$(22,418)	$1,624	$(17,010)

Earnings (loss) per share—basic and diluted	$(2.57)	$0.06	$0.02	$0.08	$(0.11)	$0.01	$(0.09)

(1)	The quarterly financial information for the three months ended December 31, 2004 reflects the impact of certain litigation settlements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

	Quarterly Periods During the Six Months Ended December 31, 2003
	Three Months Ended December 31, 2003		Three Months Ended September 30, 2003
	As Reported	As Restated	As Reported	As Restated
Revenue	$811,473	$774,264	$742,958	$748,239

Costs of service:
Costs of service	643,209	618,904	596,512	602,345
Lease and facilities restructuring charges	2,483	2,483	59,203	58,953

Total costs of service	645,692	621,387	655,715	661,298

Gross profit	165,781	152,877	87,243	86,941
Amortization of purchased intangible assets	2,545	2,522	8,106	7,690
Goodwill impairment charge	127,326	127,326	—	—
Selling, general and administrative		—		—
expenses	144,347	132,952	129,428	139,298

Operating loss	(108,437)	(109,923)	(50,291)	(60,047)
Interest/Other income (expense), net	(2,433)	652	(1,775)	(2,425)

Loss before taxes	(110,870)	(109,271)	(52,066)	(62,472)
Income tax expense (benefit)	15,713	19,007	(12,882)	(14,135)

Net loss	$(126,583)	$(128,278)	$(39,184)	$(48,337)

Loss per share—basic and diluted	$(0.65)	$(0.66)	$(0.20)	$(0.25)

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(in thousands, except share and per share amounts)

(2002 amounts unaudited)

	Quarterly Periods During the Year Ended June 30, 2003
	Three Months Ended June 30, 2003		Three Months Ended March 31, 2003		Three Months Ended December 31, 2002		Three Months Ended September 30, 2002
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenue	$780,135	$780,950	$818,870	$826,685	$807,573	$807,960	$732,699	$742,303

Costs of service:
Costs of service	598,131	603,425	638,610	651,867	609,307	610,275	560,366	571,297
Lease and facilities restructuring charges	9,715	9,249	5,612	5,769	—	—	2,265	2,265

Total costs of service	607,846	612,674	644,222	657,636	609,307	610,275	562,631	573,562

Gross profit	172,289	168,276	174,648	169,049	198,266	197,685	170,068	168,741
Amortization of purchased intangible assets	12,972	13,245	12,396	12,403	11,321	11,410	8,013	8,069
Goodwill impairment charge	—	—	—	—	—	—	—	—
Selling, general and administrative expenses	130,990	123,604	141,526	138,258	149,810	137,668	133,771	150,568

Operating income	28,327	31,427	20,726	18,388	37,135	48,607	28,284	10,104
Interest/Other income (expense), net	(4,777)	(3,501)	(6,014)	(3,577)	(3,159)	(3,781)	(1,456)	366

Income before taxes	23,550	27,926	14,712	14,811	33,976	44,826	26,828	10,470
Income tax expense	13,244	17,730	10,571	11,920	19,427	25,814	14,517	9,878

Net income	$10,306	$10,196	$4,141	$2,891	$14,549	$19,012	$12,311	$592

Earnings per share—basic and diluted	$0.05	$0.05	$0.02	$0.02	$0.08	$0.10	$0.07	$0.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our chief executive officer (who is also the chief financial officer) and our chief accounting officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Annual Report on Form 10-K within the statutory time period, management concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures so that our consolidated financial statements for all accounting periods beginning with the fiscal year ended June 30, 2002 and through the year ended December 31, 2004, including quarterly periods, and the Selected Financial Data for all accounting periods beginning with the five-month period ended June 30, 2000 and through the year ended December 31, 2004, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our procedures included, but were not limited to: i) reconstructing North America revenue and related accounts, such as accounts receivable, unbilled revenue, deferred revenue and costs of service for the year ended December 31, 2004 by validating data to independent source documentation and reassessing original judgments we made about revenue accounting; ii) performing a comprehensive search for unrecorded liabilities at December 31, 2004 and performing other substantive procedures for all years since inception; iii) performing a comprehensive global search to identify the complete population of employees deployed on expatriate assignments during 2004, 2003 and 2002 and recalculating related compensation expense classified as costs of service, and employee income tax liabilities for such periods; iv) performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts; and v) performing procedures in other areas requiring restatement adjustments, including leases, property and equipment, and intercompany loans and income taxes.

These and other procedures resulted in the identification of accounting and audit adjustments related to our consolidated financial statements for the year ended December 31, 2004 which significantly delayed the filing of this Annual Report on Form 10-K for the year ended December 31, 2004. These adjustments also required us to restate our previously filed consolidated financial statements and related Selected Financial Data as of and for the six-month period ended December 31, 2003; and for the fiscal years ended June 30, 2003 and 2002; and our condensed consolidated financial statements for the quarterly periods during the year ended December 31, 2004; and the fiscal year ended June 30, 2003. We refer to these periods as the “Restated Periods.” In addition, we restated the Selected Financial Data for the fiscal year ended June 30, 2001 and the five-month period ended June 30, 2000. The amounts included in Management’s Discussion and Analysis and other disclosures in this Annual Report on Form 10-K have also been restated for all Restated Periods presented. Restatement adjustments are further described in Note 3: “Restatement” of the Notes to Consolidated Financial Statements included within this Form 10-K.

We believe that because we performed the substantial additional procedures described above and made appropriate adjustments, the consolidated financial statements for the periods included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our chief executive officer/chief financial officer and our chief accounting officer, an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making our assessment, management has reviewed and considered the findings of the Audit Committee Investigation in the preparation of this Form 10-K. See Item 1, “Business—Certain Developments in Late 2004, 2005 and 2006—Audit Committee Investigation.” Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004.

1. We did not maintain an effective control environment over financial reporting. Specifically, we identified the following material weaknesses:

•	Senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management did not emphasize, through consistent communication, the importance of internal control over financial reporting and adherence to the code of business conduct and ethics.

•	We did not maintain a sufficient complement of personnel, either in our corporate offices or foreign locations with an appropriate level of knowledge, experience and training in the application of GAAP and in internal controls over financial reporting commensurate with our financial reporting requirements.

•	We did not maintain sufficient formalized and consistent finance and accounting policies and procedures nor did we maintain adequate controls with respect to the review, supervision and monitoring of our accounting operations at certain foreign locations. Specifically, we failed to prevent or detect instances of non-compliance with established policies and procedures, as well as instances of non-compliance with laws and regulations, including improper conduct in our Asia Pacific operations which resulted in adjustments to our consolidated 2004 financial statements.

•	We did not establish and maintain, through our senior management, sufficient oversight and communication of internal controls to ensure the proper use of the North America financial accounting system, implemented during 2004. Specifically, we did not enforce the consistent performance of manual controls designed to complement system controls. As a result, transactions and data were not completely and accurately recorded, processed and reported in the financial statements.

•	We did not have adequate procedures or sufficient monitoring by management to ensure that actual or perceived violations of our policies and procedures could be reported through the whistleblower hotline or other channels. In addition, we did not have sufficient procedures to ensure the appropriate notification, investigation, resolution and remediation procedures were applied to reported violations.

The material weaknesses in our control environment described above contributed to the existence of the material weaknesses discussed in items 2 through 9 below. Additionally, these material weaknesses could result in a misstatement to substantially all our financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2. We did not maintain effective controls, including monitoring, over our financial close and reporting process. Specifically, we identified the following material weaknesses in the financial close and reporting process:

•	We did not maintain formal, written policies and procedures governing the financial close and reporting process.

•	We did not maintain effective controls to ensure that management oversight and review procedures were properly performed over the accounts and disclosures in our financial statements. In addition, we did not maintain effective controls to ensure adequate management reporting information was available to monitor financial statement accounts and disclosures.

•	We did not maintain effective controls over the recording of recurring and non-recurring journal entries. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to ensure the completeness and accuracy of the entries recorded.

•	We did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

•	We did not maintain effective controls to provide reasonable assurance that intercompany loans were properly classified based on management’s intent for repayment and that the related foreign currency translation amounts were accurately recorded and reported in the consolidated financial statements.

These material weaknesses contributed to the material weaknesses identified in items 3 through 9 below and resulted in adjustments, including audit adjustments, to our consolidated financial statements for the year ended December 31, 2004 and to the restatement of our consolidated financial statements as of and for the six-month period ended December 31, 2003; our consolidated financial statements for the fiscal years ended June 30, 2003 and 2002; and our condensed consolidated financial statements for the quarterly periods during the year ended December 31, 2004; the six-month period ended December 31, 2003; and the fiscal year ended June 30, 2003 (the “Restated Periods”). Additionally, these material weaknesses could result in a misstatement to substantially all of our financial statement accounts that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

3. We did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of revenue, costs of service, accounts receivable, unbilled revenue, and deferred revenue. Specifically, we identified the following material weaknesses:

•	We did not design and maintain effective controls to provide reasonable assurance over the initiation, recording, processing, and reporting of customer contracts, including the existence of and adherence to policies and procedures and adequate monitoring by management.

•	We did not design and maintain effective controls to provide reasonable assurance that contract costs, such as engagement subcontractor costs, were completely and accurately accumulated for contracts accounted for under the percentage-of-completion method of accounting.

•	We did not design and maintain effective controls to provide reasonable assurance that we adequately evaluated customer contracts to identify and provide reasonable assurance regarding the proper application of the appropriate method of revenue recognition in accordance with GAAP.

•	We did not design and maintain effective controls to provide reasonable assurance regarding the completeness of information recorded in the financial accounting system. Specifically, we did not design and have in place effective controls to provide reasonable assurance that invoices issued outside of the financial accounting system were appropriately recorded in the general ledger. As a result, we did not ensure that cash received was applied to the correct accounts in the appropriate accounting period.

4. We did not design and maintain effective controls over the completeness, accuracy, existence, valuation, and disclosure of our accounts payable, other current liabilities, other long-term liabilities and related expense accounts. Specifically, we did not design and maintain effective controls over the initiation, authorization, processing, recording, and reporting of purchase orders and invoices as well as authorizations for cash disbursement to provide reasonable assurance that liability balances and operating expenses were accurately recorded in the appropriate accounting period and to prevent or detect misappropriation of assets. In addition, we did not have effective controls to: i) provide reasonable assurance regarding the complete identification of subcontractors used in performing services to our customers; or ii) monitor subcontractor activities and accumulation of subcontractor invoices to provide reasonable assurance regarding the complete and accurate recording of contract-related subcontractor costs.

5. We did not maintain effective controls over the completeness and accuracy of compensation expense, classified as costs of service. Specifically, we did not maintain effective controls to identify and monitor employees working outside their resident state for extended periods of time or their home country. In addition, we did not maintain effective controls to completely and properly calculate the related compensation expense and employee income tax liability attributable to each tax jurisdiction.

6. We did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of our payroll, employee benefit and other compensation liabilities and related expense accounts. Specifically, we did not have effective controls designed and in place to provide reasonable assurance of the initiation, recording, processing, and reporting of payroll costs including bonus, health and welfare and severance amounts in the accounting records. Additionally, we did not design and maintain effective controls over the administration of employee data or controls to provide reasonable assurance regarding the proper authorization of non-recurring payroll changes.

7. We did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of property and equipment and related depreciation and amortization expense. Specifically, we did not design and maintain effective controls to provide reasonable assurance that asset additions and disposals were completely and accurately recorded; depreciation and amortization expense was accurately recorded based on appropriate useful lives assigned to the related assets; existence of assets was confirmed through periodic inventories; and the identification and determination of impairment losses was performed in accordance with GAAP. In addition, we did not design and maintain effective controls to provide reasonable assurance of the adherence to our capitalization policy, and we did not design and maintain effective controls to provide reasonable assurance that expenses for internally developed software were completely and accurately capitalized, amortized, and adjusted for impairment in accordance with GAAP.

8. We did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of our prepaid lease and long-term lease obligation accounts and the related amortization and lease rental expenses. Specifically, we did not design and maintain effective controls to provide reasonable assurance that new, amended, and terminated leases, and the related assets, liabilities and expenses associated with rent holidays, escalation clauses, landlord/tenant incentives and asset retirement obligations, were reviewed, approved, and accounted for in accordance with GAAP.

9. We did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation and disclosure of our income tax payable, deferred income tax assets and liabilities, the related valuation allowance and income tax expense. Specifically, we identified the following material weaknesses:

•	We did not maintain effective controls over the reconciliation of the tax and financial reporting bases of our assets and liabilities with our deferred income tax assets and liabilities. We also did not maintain effective controls to identify and determine permanent differences between our income for tax and financial reporting income purposes.

•	We did not maintain effective controls, including monitoring, over the calculation and recording of foreign income taxes, including tax reserves, acquired tax contingencies associated with business combinations and the income tax impact of foreign debt recapitalization. In addition, we did not maintain effective controls over determining the correct foreign jurisdictions or tax treatment of certain foreign subsidiaries for United States tax purposes.

•	We did not design and maintain effective controls over withholding taxes associated with interest payable on intercompany loans and intercompany trade payables between various tax jurisdictions.

Each of the control deficiencies discussed in items 3 through 9 above resulted in adjustments, including audit adjustments, to our consolidated financial statements for the year ended December 31, 2004 and to the restatement of our consolidated financial statements for the Restated Periods. Additionally, these control deficiencies could result in misstatements of the aforementioned financial statement accounts that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies in items 3 through 9 above constitutes a material weakness.

***

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on the Internal Control—Integrated Framework issued by COSO.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. It is management’s goal to remediate the material weaknesses in 2006. The following paragraphs describe the on-going changes to our internal control over financial reporting subsequent to December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We significantly strengthened our executive management ranks, including the appointment of a new Chief Executive Officer (Q1 05), Chief Operating Officer (Q1 05), Chief Accounting Officer (Q3 05), Corporate Controller (Q4 05) and a Corporate Tax Director (Q1 06). Additionally, we appointed a Senior Controller within our Public Service line of business (Q1 06). Additionally, we replaced the regional and certain country-level leaders in our Asia Pacific region.

•	We have strengthened our executive management’s ongoing communication regarding the importance of adherence to internal controls and company policies.

•	During the first quarter of 2005, in order to formalize and centralize our risk management process we created a centralized Risk Office, lead by our Chief Risk Officer, reporting directly to the Audit

Committee. The Compliance and Internal Audit departments as well as Enterprise and Quality Risk Management report to the Chief Risk Officer. Our Chief Risk Officer retired as of December 31, 2005, but will remain with the company through a transition period. Additionally, we have appointed a Director of Internal Audit to manage our current outsourced internal audit function and build the capability in-house.

•	During the third quarter of 2005, we established a worldwide policies and procedures review process within the Office of the CEO. We are identifying a list of key policies and procedures that we expect to revise, create and apply on a global basis. Additionally, we expect to ensure proper communication and training so that policies and procedures are consistently implemented and can be monitored effectively.

•	During the second quarter of 2005, we began implementing a finance transformation program. This program is designed to develop and implement remediation strategies to address the material weaknesses, improve operational performance of our finance and accounting processes and underlying information systems, establish greater organizational accountability and lines of approval, and develop an organizational model that better supports our redesigned processes and operations. This effort will be supported by the addition of significant resources and expertise to our accounting and finance organization.

•	During 2005, we substantially improved our compliance hotline and enhanced our investigative procedures surrounding the detection and resolution of internal control overrides. Third-party legal and accounting resources have also been retained to perform in depth reviews of issues in a timely manner. Additionally, investigation of internal control overrides has been given more visibility at the senior management and Audit Committee level.

•	We reorganized and committed substantial resources (employees and outside accounting professionals and consultants) to our finance, accounting and tax departments. We have identified the required competencies and we continue to staff the finance, accounting and tax functions in accordance with those required competencies.

•	During the fourth quarter of 2005, we began to implement a significant Program Control function in North America designed to support the timely assembly and review of revenue and other contract cost elements as part of our quarterly and annual closing procedures. This function consists of individuals with a variety of experience and expertise in complex revenue recognition accounting, government contracting, internal controls and audit functions.

•	During 2005, we established a broad internal contract review process to review all aspects of contract accounting and reporting for all contracts in North America. In addition, we designed improvements to our contract set-up procedures and to our controls over billings sent to our customers.

•	During 2005, we provided additional training materials to all of our employees regarding the estimate to complete process and revenue recognition. Our Public Services Business Unit also conducted government compliance training for all employees including timekeeping certification.

Management is currently in the process of evaluating our internal controls over financial reporting as of December 31, 2005 as prescribed by Section 404 of the Sarbanes-Oxley Act of 2002. The remediation efforts noted above are subject to the Company’s internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment. As a result, we expect that our internal control over financial reporting will not be effective as of December 31, 2005.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On January 26, 2006, the Compensation Committee approved a new managing director compensation plan for our managing directors, including our executive officers. For a description of the new managing director compensation plan, see Item 11, “Executive Compensation—Employment Contracts and Termination of Employment and Change of Control Arrangements—Managing Director Compensation Plan,” of this Form 10-K.

On January 28, 2006, the Compensation Committee approved a conditional grant of RSUs to Roderick C. McGeary with an aggregate value of $250,000. The award was based on 2005 performance and will be granted when we are current in our SEC filings and have a valid Form S-8 covering such award. The RSU is expected to vest 25% on January 1 in each of 2007, 2008, 2009 and 2010. In addition, Mr. McGeary’s annual salary for 2006 was set at $650,000.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Our Board of Directors currently consists of nine directors. Under our certificate of incorporation, we have a classified Board. Our last annual meeting of stockholders was held on August 3, 2004. All of the directors, other than Mr. Fleischer, have served since that time. We did not hold an annual meeting in 2005 because of the delay in the filing of this Form 10-K. Generally, the terms of Messrs. Kemna, Lord and Strange would have expired at the annual meeting of stockholders to be held in connection with fiscal year 2004; however, because we did not have such meeting in 2005, they will continue to serve as directors until their respective successors are elected. The terms of Messrs. You and McGeary and Ms. Rivlin will expire at the annual meeting of stockholders to be held in connection with fiscal year 2005. The terms of Messrs. Allred, Bernard and Fleischer will expire at the annual meeting of stockholders to be held in connection with fiscal year 2006. Directors whose terms would have expired will continue to serve until their successors are elected.

Directors Whose Terms Would Have Expired in 2005

Wolfgang Kemna, age 47, has been a member of our Board since April 2001. Mr. Kemna is Managing Director of Steeb Anwendungssysteme GmbH, a wholly owned subsidiary of SAP AG (“SAP”), and has served in this capacity since March 2004. Mr. Kemna was Executive Vice President of Global Initiatives of SAP from September 2002 to March 2004. He was also a member of SAP’s extended executive board from 2000 to March 2004. From April 2000 until September 2002, Mr. Kemna served as President and Chief Executive Officer of SAP America, Inc. From July 1998 until April 2000, Mr. Kemna served as Managing Director at SAP’s German subsidiary that is responsible for sales and marketing. Prior to July 1998, Mr. Kemna served for three years as Managing Director of SAP Southern Africa. Between 1995 and 1998, Mr. Kemna headed SAP’s operations in Africa, the Middle East and southeastern Europe. Mr. Kemna received a Ph.D. in economics and managerial accounting from Justus-Liebig University.

Albert L. Lord, age 60, has been a member of our Board since February 2003. Mr. Lord is Chairman of SLM Corporation, commonly known as “Sallie Mae,” and has served in this capacity since May 2005. Mr. Lord was Vice Chairman and Chief Executive Officer of Sallie Mae from August 1997 to May 2005. From 1994 to 1997, Mr. Lord was President and principal shareholder of LCL, Ltd., an investment and financial consulting firm. From 1991 to 1994, Mr. Lord held several executive positions at Sallie Mae, including Controller and Chief Operating Officer. Mr. Lord is a director of SS&C Technologies, Inc., a provider of financial management software and related services, and SLM Corporation. Mr. Lord received a Bachelor of Science degree from Pennsylvania State University.

J. Terry Strange, age 62, has been a member of our Board since April 2003. Mr. Strange retired from KPMG LLP where he served as Vice Chair and Managing Partner of the U.S. Audit Practice from 1996 to 2002. During this period, Mr. Strange also served as the Global Managing Partner of the Audit Practice of KPMG International and was a member of its International Executive Committee. Prior to 1996, Mr. Strange held several management positions with KPMG LLP. Mr. Strange began his career at KPMG LLP in 1968. Mr. Strange is a director of Compass BancShares, Inc., a financial services company, New Jersey Resources Corp., an energy services holding company, Group 1 Automotive, Inc., a holding company operating in the automotive retailing industry, and Newfield Exploration Company, an independent crude oil and natural gas exploration and production company. Mr. Strange received both Bachelor and Master of Business Administration degrees from the University of North Texas.

Directors Whose Terms Expire in 2006

Roderick C. McGeary, age 55, has been a member of our Board since August 1999 and Chairman of the Board since November 2004. Since March 2005, Mr. McGeary continues to serve the Company in a full-time capacity, focusing on clients, employees and business partners. From November 2004 until March 2005,

Mr. McGeary also served as our Chief Executive Officer. From April 2000 to July 2002, Mr. McGeary was the Chief Executive Officer of Brience, Inc., a wireless and broadband company. From August 1999 until April 2000, Mr. McGeary served as Co-Chief Executive Officer and Co-President of the Company. In April 2000, Mr. McGeary resigned as Co-Chief Executive Officer and Co-President of the Company and served as a Managing Director of KPMG Consulting, LLC, a wholly owned subsidiary of the Company subsequently renamed BearingPoint, LLC, through June 30, 2000. From January 1997 to August 1999, Mr. McGeary served as Co-Vice Chairman of consulting for KPMG LLP. From 1994 through 1996, he headed the West Coast consulting business for KPMG LLP. Mr. McGeary currently serves as a director of BroadVision, Inc., a global provider of personalized self-service web applications, Cisco Systems, Inc., a worldwide leader in networking for the Internet, and Dionex Corporation, a manufacturer and marketer of chromatography systems for chemical analysis. Mr. McGeary is a Certified Public Accountant and received his Bachelor of Science degree from Lehigh University.

Alice M. Rivlin, age 74, has been a member of our Board since October 2001. Ms. Rivlin is a Senior Fellow at The Brookings Institution, where she is Director of the Greater Washington Research Program. Ms. Rivlin also is a professor at the Public Policy Institute of Georgetown University. She was the Henry Cohen Professor at the Milano Graduate School of The New School University from September 2001 until July 2003. From 1998 to 2001, she was Chair of the District of Columbia Financial Management Assistance Authority. Ms. Rivlin served as Vice Chair of the Federal Reserve Board from 1996 to 1999. She was Director of the White House Office of Management and Budget from 1994 to 1996 and Deputy Director from 1993 to 1994. Ms. Rivlin was the founding Director of the Congressional Budget Office, where she served from 1975 to 1983. She has taught at Harvard and George Mason Universities, served as President of the American Economic Association and received a MacArthur Foundation Prize Fellowship. Ms. Rivlin is a director of The Washington Post Company, a diversified media and education company. She graduated from Bryn Mawr College and received a Ph.D from Radcliffe College (Harvard University) in economics.

Harry L. You, age 46, has been a member of our Board since March 2005. Mr. You has served as Chief Executive Officer of the Company since March 2005 and will serve as Chairman of the Board, as appropriate. From July 2004 to March 2005, Mr. You was Executive Vice President and Chief Financial Officer of Oracle Corporation, a large enterprise software company. At Oracle, Mr. You was responsible for finance and administration. From June 2001 to July 2004, Mr. You was the Chief Financial Officer of Accenture Ltd, a global management consulting, technology services and outsourcing company. At Accenture, he was responsible for all financial operations and for helping lead Accenture through its transition to a new public company in 2001. From March 1996 to June 2001, Mr. You was employed by Morgan Stanley, most recently as Managing Director in charge of the Computer and Business Services Group in the Investment Banking Division. At Morgan Stanley, he led a global team that guided professional firms from partnership structure to public ownership, including the initial public offering of the Company. Mr. You is a director of Korn Ferry International, a leading provider of recruitment and leadership development services. Mr. You received a Bachelor of Arts degree in economics, graduating cum laude from Harvard College, and a Master of Arts degree in economics from Yale University.

Directors Whose Terms Expire in 2007

Douglas C. Allred, age 55, has been a member of our Board since January 2000. Mr. Allred is a private investor. Mr. Allred retired from his position as Senior Vice President, Office of the President, of Cisco Systems, Inc. late in 2002. Mr. Allred was Senior Vice President Customer Advocacy, Worldwide Systems, Support and Services of Cisco Systems, Inc. from 1991 to 2002. Prior to joining Cisco, Mr. Allred was Vice President of Worldwide Support for Oracle Corporation. Mr. Allred currently serves as a director of Saba Software, Inc., a learning management internet software company. He is active in the education community and serves on the advisory boards of the Rollins School of eBusiness at Brigham Young University and the College of Engineering and Architecture at Washington State University. Mr. Allred received a Bachelor of Science degree from Washington State University.

Betsy J. Bernard, age 50, has been a member of our Board since March 2004. Ms. Bernard is a private investor. Ms. Bernard was President of AT&T Corporation from October 2002 to December 2003. From April 2001 to October 2002, Ms. Bernard was President and Chief Executive Officer of AT&T Consumer. Prior to joining AT&T, Ms. Bernard was Executive Vice President, National Mass Markets for Qwest Communications International from June 2000 to December 2000. From April 1998 to June 2000, Ms. Bernard was Executive Vice President, Retail Markets for US West. Ms. Bernard currently serves on the board of directors of The Principal Financial Group, a global financial institution and United Technologies Corp., a global technology corporation. Ms. Bernard received a Bachelor of Arts degree from St. Lawrence University, a Master of Business Administration degree from Fairleigh Dickenson University and a Master of Science degree in management from Stanford University’s Sloan Fellowship Program.

Spencer C. Fleischer, age 52, has been a member of our Board since July 2005. Mr. Fleischer is a senior managing member and Vice Chairman of Friedman Fleischer & Lowe GP II, LLC, the general partner of Friedman Fleischer & Lowe GP II, LP, which is the general partner of several investment funds that make investments in private and public companies in the United States and Bermuda, since its inception in April 1998. Mr. Fleischer was previously a Managing Director at Morgan Stanley, which he joined in 1979 and where he was most recently head of investment banking in Asia. Mr. Fleischer was appointed to the Board in accordance with the terms of the securities purchase agreement, dated July 15, 2005, among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC. If Mr. Fleischer ceases to be affiliated with the purchasers or ceases to serve on the Board, so long as the purchasers together hold at least 40% of the original principal amount of the 0.50% Convertible Senior Subordinated Debentures due July 2010, the purchasers or their designee have the right to designate a replacement director to the Board.

Please note that no family relationships exist between any of the directors or between any director and any executive officer of the Company.

Executive Officers of the Company

Our current executive officers are set forth below:

Harry L. You, 46, has been a member of our Board and Chief Executive Officer since March 2005 and interim Chief Financial Officer since July 2005. Mr. You’s previous work experience is described above.

Roderick C. McGeary, 55, has been a member of our Board since August 1999, Chairman of the Board since November 2004 and continues to provide service to us since March 2005. Mr. McGeary has served and continues to serve the Company in a full-time capacity, focusing on clients, employees and business partners. Mr. McGeary’s previous work experience is described above.

Judy A. Ethell, 47, has been Executive Vice President—Finance and Chief Accounting Officer since July 2005. Previously, she held various positions with PricewaterhouseCoopers LLP (“PwC”) between 1982 and June 2005. From October 2003 to June 2005, Ms. Ethell was a Partner and Tax Site Leader, where her duties included managing client service, human resources, marketing, and management of the St. Louis, Missouri Tax office. From July 2001 to June 2003, Ms. Ethell was a National Tour Partner (Tax). From December 1996 to October 2001, she was a Partner and Tax Site Leader. Ms. Ethell joined PwC as a Certified Public Accountant in 1982 and became a Partner in 1993.

Richard J. Roberts, 53, has been Executive Vice President and Chief Operating Officer since February 2005. From July 2003 to February 2005, he was Executive Vice President, Public Services leading Public Services, our largest business unit, serving healthcare, Federal, state and local government clients. From July 2000 to July 2003, Mr. Roberts headed the Federal government services segment of Public Services. Mr. Roberts was one of the founding managing directors of the Public Services business unit and has been with the Company for over 25 years. Prior to joining the Company, Mr. Roberts served as an officer in the United States Army.

Robin Lineberger, 46, has been Executive Vice President, Global Public Services since February 2005, our largest business unit, serving healthcare, Federal, state and local government clients. From July 2003 to February 2005, he was Executive Vice President, Public Services (Federal). From July 2001 to July 2003, he was Senior Vice President, Public Services (Federal, civilian agencies). Mr. Lineberger has been with the Company in various positions for over 20 years. Prior to joining the Company, Mr. Lineberger served as an officer in the United States Air Force.

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

Audit Committee

The Audit Committee is currently composed of Mr. Strange (Chair) and Messrs. Kemna and Lord and Ms. Rivlin, all of whom are independent as required under Section 303A.07 of the NYSE listing standards. Effective as of May 11, 2005, Mr. Strange replaced Ms. Rivlin as the Chair of the Audit Committee. Ms. Rivlin was Chair of the Audit Committee throughout 2004. The Board of Directors has determined that Mr. Strange is an Audit Committee Financial Expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors and executive officers, as well as persons who beneficially own more than ten percent of our outstanding common stock, must report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports, and we must identify in this Form 10-K those persons who did not file these reports when due. We believe that based on facts known to us and copies of Forms 3, 4 or 5 and Schedule 13Gs, all of our directors, executive officers and greater than ten percent stockholders complied with their applicable filing requirements for the year ended December 31, 2004.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees of the Company, including the Chief Executive Officer and the Chief Financial Officer, as well as all other financial officers and employees with senior financial roles. The Code of Business Conduct and Ethics is posted on the Company’s website, www.bearingpoint.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, by posting such amendment or waiver on the Company’s website within the applicable deadline that may be imposed by government regulation following the amendment or waiver.

In addition, our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Charter are also posted on the Company’s website, www.bearingpoint.com. A printed copy of these documents as well as the Code of Business Conduct and Ethics will be made available upon request.

Item 11. Executive Compensation

The following table sets forth information concerning the annual, long-term and other compensation for services in all capacities to the Company for the fiscal year ended December 31, 2004, the six months ended

December 31, 2003 and the fiscal years ended June 30, 2003 and 2002 of those persons who were the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the twelve months ended December 31, 2004. The amounts reported below under the columns captioned “Salary” and “Bonus” are payable under and in accordance with our annual compensation plan and are intended to reward the executive for current performance relating to the relevant fiscal period. The amounts reported under the column captioned “Long-Term Compensation” are payable under and in accordance with our 2000 Long-Term Incentive Plan and are intended to incentivize the executive’s future performance and to align the executive’s interests with those of our stockholders, since the long-term awards consist of stock options and restricted stock awards and the executive only realizes the value of the long-term compensation over a number of years. No stock appreciation rights (“SARs”) were granted during the fiscal year ended December 31, 2004.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year		Salary ($)	Bonus ($)	Restricted Stock Award ($)(8)		Securities Underlying Options (#)	All Other Compensation
Roderick C. McGeary(1) Chairman of the Board and Former Chief Executive Officer	2004		$102,273	$—	$—		—	$—

David W. Black Executive Vice President, General Counsel and Secretary	2004 2003 2003 2002	(6) (7) (13)	601,709 325,000 650,000 600,000	— — — 50,000	— — — 199,500	(10)(11)	20,000 100,000 100,000 100,000	3,075 — 1,200 1,020	(12) (12) (12)

Randolph C. Blazer(2) Former Chairman of the Board, President and Chief Executive Officer	2004 2003 2003 2002	(6) (7) (13)	1,037,424 500,000 1,000,000 1,000,000	— — — —	— — — 1,862,000	(9)	— 450,000 500,000 1,000,000	3,075 — 1,200 1,020	(12) (12) (12)

Michael J. Donahue(3) Former Group Executive Vice President and Chief Operating Officer	2004 2003 2003 2002	(6) (7) (13)	852,402 433,333 900,000 850,000	— — — —	— — — 465,000	(10)(11)	75,000 200,000 250,000 200,000	3,075 — 1,200 1,020	(12) (12) (12)

Nathan H. Peck, Jr.(4) Former Executive Vice President and Chief Administrative Officer	2004 2003 2003 2002	(6) (7) (13)	626,640 325,000 650,000 650,000	— — — —	— — — 99,750	(10)(11)	50,000 100,000 100,000 160,000	3,000 — 1,200 921	(12) (12) (12)

Bradley J. Schwartz(5) Former Group Executive Vice President—Worldwide Client Service	2004 2003 2003 2002	(6) (7) (13)	720,738 433,333 900,000 900,000	— — — —	— — — 931,000	(10)(11)	120,000 250,000 300,000 500,000	1,480 — 1,200 900	(12) (12) (12)

(1)	Effective as of November 10, 2004 and until the appointment of Harry L. You as our Chief Executive Officer on March 21, 2005, Mr. McGeary served as our Chief Executive Officer and Chairman. Mr. McGeary was paid a base annual salary of $750,000 for his services as our Chief Executive Officer. Since March 2005, Mr. McGeary continues to serve the Company in a full-time capacity, focusing on clients, employees and business partners. In connection with such service, he will continue to be paid an annual salary of $750,000. Prior to that time, Mr. McGeary served, and continues to serve, on our Board.
(2)	Mr. Blazer resigned from his positions as Director, Chief Executive Officer, President and Chairman of the Company as of November 10, 2004.
(3)	Mr. Donahue ceased to serve as Group Executive Vice President and Chief Operating Officer of the Company as of February 14, 2005.
(4)	Mr. Peck ceased to serve as Executive Vice President and Chief Administrative Officer of the Company as of February 14, 2005.

(5)	Mr. Schwartz ceased to serve as Executive Vice President, Worldwide Client Service of the Company as of February 14, 2005.
(6)	The information provided is for the six-month period ended December 31, 2003. For example, the salary information is for six months rather than 12 months.
(7)	The information provided is for the twelve-month period ended June 30, 2003.
(8)	In July 2001, the Compensation Committee made long-term incentive awards to the executive officers. The long-term incentive awards consisted of stock options and restricted stock. Since the purpose of the awards was to incentivize long-term performance and align the executive’s interests with those of our stockholders, the awards vested over a number of years, and the executive received the full value of the awards only by continuing to contribute to the Company’s performance. The restricted shares were granted under our Long-Term Incentive Plan, and the restrictions lapsed as to one-third of the shares on June 30 in each of the years 2002 through 2004. The terms of the restricted stock awards to the executive officers also provided that any restricted shares that were still subject to restrictions would be forfeited if the recipient voluntarily or involuntarily terminated employment with the Company, unless the recipient was then entitled to receive payments under the relevant special termination agreement as described below in “Employment Contracts and Termination of Employment and Change of Control Arrangements.” If we pay dividends on our Common Stock, the restricted shares will be paid dividends.
(9)	Mr. Blazer received 140,000 restricted shares of the Company’s Common Stock, which had a value of $13.30 per share on July 24, 2001, the date of grant. Due to the vesting schedule set forth in note (8) above, Mr. Blazer received the full value of the restricted shares over a three-year period, and the value he received depended on the Company’s stock price over time. As of December 31, 2004, Mr. Blazer’s grant of 140,000 restricted shares of the Company’s Common Stock had vested.
(10)	In July 2001, Mr. Schwartz received 70,000 restricted shares, Mr. Donahue received 35,000 restricted shares, Mr. Black received 15,000 restricted shares, and Mr. Peck received 7,500 restricted shares. The terms of the restricted share awards are set forth in note (8) above.
(11)	As of December 31, 2004, the restricted shares set forth in note (10) above for Messrs. Schwartz, Donahue, Black and Peck were fully vested.
(12)	Constitutes matching contributions under our 401(k) Savings Plan.
(13)	The information provided is for the twelve-month period ended June 30, 2002.

OPTIONS AND STOCK APPRECIATION RIGHTS

No stock appreciation rights were granted during the year ended December 31, 2004 to any of the executive officers named in the Summary Compensation Table. The following table sets forth each grant of stock options during the year ended December 31, 2004 to each of the named executive officers. The options listed in the table have a term of 10 years and vest as described in the notes to the table.

Option Grants in Fiscal Year 2004

	Individual Grants				Grant Date Present Value(2)
Name	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees During the Period	Exercise or Base Price ($/Share)	Expiration Date
Roderick C. McGeary(3)	450,000	4.7	$9.00	11/19/14	$2,406,555
David W. Black	20,000	0.2	9.15	10/04/14	108,352
Randolph C. Blazer(4)	—	—	—	—	—
Michael J. Donahue(4)	75,000	0.8	9.15	10/04/14	406,320
Nathan H. Peck, Jr.(4)	50,000	0.5	9.15	10/04/14	270,880
Bradley J. Schwartz(4)	120,000	1.3	9.15	10/04/14	650,112

(1)	The options for Mr. McGeary that expire on November 19, 2014 become exercisable to the extent of one-third of the grant on March 21 in each of the years 2005-2007. The options for Mr. Black that expire on October 4, 2014 become exercisable to the extent of one-third of the grant on October 4 in each of the years 2005-2007.
(2)

The values for the grants are based on the Black-Scholes option pricing model. With respect to the options that expire on October 4, 2014, an interest rate of 3.55% based on a 5-year Treasury note rate, stock price volatility of 60.90%, no dividend yield and option exercises occurring after 6 years are assumed. Based on these assumptions, the model produces a per option share value of $5.42. With respect to the options that expire on November 19, 2014, an interest rate of 3.71% based on a 5-year Treasury note rate, stock price volatility of 60.90%, no dividend yield and option exercises occurring after 6 years are assumed. Based on these assumptions, the model produces a per option share value of $5.35.

(3)	Effective as of November 10, 2004, and until the appointment of Harry L. You as our Chief Executive Officer on March 21, 2005, Mr. McGeary served as our Chief Executive Officer and Chairman of the Board. Since March 2005, Mr. McGeary continues to serve the Company in a full-time capacity, focusing on clients, employees and business partners and as Chairman of our Board. Prior to that time, Mr. McGeary served on our Board.
(4)	Mr. Blazer resigned from his positions as Director, Chief Executive Officer, President and Chairman of the Company as of November 10, 2004. Effective as of February 14, 2005, Messrs. Donahue, Peck and Schwartz ceased to serve as Group Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Administrative Officer, and Executive Vice President, Worldwide Client Service, respectively. Due to the termination of their employment, the options granted to Messrs. Donahue, Peck and Schwartz on October 4, 2004 expired on May 14, 2005.

The following table summarizes information relating to stock option exercises during the year ended December 31, 2004 and the number and value of unexercised stock options previously granted to the executive officers named in the Summary Compensation Table.

Aggregated Option Exercises in Fiscal Year 2004 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Period End		Value of Unexercised In-The-Money Options(1) at Period End($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Roderick C. McGeary(2)	None	None	22,928	450,000	None	None
David W. Black	None	None	305,225	161,667	None	None
Randolph C. Blazer(3)	None	None	None	None	None	None
Michael J. Donahue(3)	None	None	596,308	383,334	None	None
Nathan H. Peck, Jr.(3)	None	None	373,065	221,667	None	None
Bradley J. Schwartz(3)	None	None	977,885	561,667	None	None

(1)	An “in-the-money” stock option is an option for which the market price, on December 31, 2004, of Company Common Stock underlying the option exceeds the exercise price (i.e., the market price of Company Common Stock when the option was granted). The value shown reflects stock price appreciation since the grant date of the option.
(2)	Effective as of November 10, 2004, and until the appointment of Harry L. You as our Chief Executive Officer on March 21, 2005, Mr. McGeary served as our Chief Executive Officer and Chairman of the Board. Since March 2005, Mr. McGeary continues to serve the Company as Chairman of the Board in a full-time capacity, focusing on clients, employees and business partners. Prior to that time, Mr. McGeary served, and continues to serve, on our Board.
(3)	Mr. Blazer resigned from his positions as Director, Chief Executive Officer, President and Chairman of the Company as of November 10, 2004. Effective as of February 14, 2005, Messrs. Donahue, Peck and Schwartz ceased to serve as Group Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Administrative Officer, and Executive Vice President, Worldwide Client Service, respectively.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee for the year ended December 31, 2004 were Messrs. Allred (Chair) and Strange and Ms. Bernard. No member of the Compensation Committee is a former or current officer or employee of the Company or any of the Company’s subsidiaries. To the Company’s knowledge, there were no other relationships involving members of the Compensation Committee requiring disclosure in this section of this Form 10-K.

EMPLOYMENT CONTRACTS AND TERMINATION OF

EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

Managing Director Agreements

We have entered into a Managing Director Agreement (the “Managing Director Agreement”) with each of our managing directors, including our executive officers. Pursuant to the Managing Director Agreement, we provide six months’ notice, pay in lieu of notice (severance) or a combination of the two, for certain terminations of employment by us. In addition, the Managing Director Agreement contains non-competition and non-solicitation provisions for a period of two years after such executive’s termination of employment or resignation. In 2005, the Managing Director Agreement was amended to decrease the term of notice to three months from six months.

Effective as of January 31, 2005, we and certain officers of the Company, including Richard J. Roberts and David W. Black, and officers who are no longer with the Company, including Bradley J. Schwartz (collectively, the “Officers”), entered into an amendment to their Managing Director Agreements (the “Amendment”). Each Amendment provides that if within 18 months after the date of the Amendment we hire a new Chief Executive Officer other than Roderick C. McGeary and terminate, or constructively terminate, such Officer’s employment under certain circumstances (the “Triggering Event”), we will pay to such Officer a lump sum cash amount equal to the sum of such Officer’s current annual salary, earned and unused personal days and target incentive compensation pursuant to the terms of the incentive compensation plan then in effect. In addition, any unvested stock options that would have vested from the date of such Triggering Event through the next following anniversary date of the grant of such options will automatically vest. However, none of these payments will be made if the Officer receives severance compensation under the current Special Termination Agreement (see below) which provides for compensation and other benefits in the event of a change of control of the Company.

Special Termination Agreements

Effective November 7, 2001, we entered into a special termination agreement (each, a “Special Termination Agreement”) with each member of our executive team, including our executive officers. The purpose of the Special Termination Agreement is to ensure that these executives are properly protected in the event of a Change of Control of the Company (as defined in the Special Termination Agreement), thereby enhancing our ability to hire and retain key personnel. The Board approved the Special Termination Agreement as being in the best interests of the Company. The term of the Special Termination Agreement is one to three years (subject to potential one-year extensions) or, if later, two years after a Change of Control, or in certain circumstances, in anticipation of a Change of Control. The protective provisions of the Special Termination Agreement become operative only upon a Change of Control, or, in certain circumstances, in anticipation of a Change of Control.

If, after a Change of Control and during the term of the Special Termination Agreement, we terminate the executive’s employment other than for Cause (as defined in the Special Termination Agreement) or if the executive terminates his employment for specified reasons (including if his responsibilities have been materially reduced or adversely modified or his compensation has been reduced), the executive is entitled to certain benefits. These benefits generally include the payment of approximately one to three years’ compensation (based on salary plus bonus as specified in the Special Termination Agreement), continued coverage under our welfare benefit plans (e.g., medical, life insurance and disability insurance) for two years at no cost, and outplacement counseling. In addition, the executive will receive a gross-up payment to cover any Federal “excise taxes” resulting from such payments. If, prior to or following a Change of Control, the executive voluntarily terminates his employment, dies or becomes permanently disabled or we terminate his employment for cause, the executive is entitled to no special payments or benefits. In addition, the executive generally is entitled to no special payments or benefits if we terminate such executive’s employment involuntarily prior to a Change of Control.

Change of Control Provisions Under the Long-Term Incentive Plan

With respect to all named executive officers, in addition to the provisions in the agreements referred to above, all stock option grants provide that any non-vested portion of a stock option grant will vest and any remaining restrictions upon restricted stock shares will be released in the event of certain Changes of Control of the Company. If such an event were to occur with respect to a named executive officer, all stock options not yet exercisable, including those set forth above in the table captioned “Aggregated Option Exercises in Fiscal Year 2004 and Fiscal Year-End Option Values,” would vest. In addition, the loans set forth below in “Indebtedness of Executive Officers,” including any accrued interest, would be forgiven.

Employment Arrangements with Certain Executive Officers

Harry L. You

Effective March 21, 2005, we have entered into the following arrangement with Harry L. You, our Chief Executive Officer and interim Chief Financial Officer.

Employment Agreement

Mr. You’s compensation is as follows:

•	Annual Base Salary: $750,000.

•	Sign on Cash Bonus: $1,000,000, which has been paid.

•	Annual Bonus: Mr. You will be eligible for an annual bonus with a target amount equal to at least 100% of his base salary.

•	Options and Restricted Stock Units:

•	Mr. You was granted non-statutory stock options to purchase up to 2,000,000 shares of common stock of the Company at an exercise price equal to $7.55 per share, which vest in four equal installments, commencing on March 18, 2006.

•	Mr. You received an award of 750,000 restricted stock units, each of which represents one share of common stock of the Company. The restricted stock units vest as follows:

Vesting Date	# of Restricted Stock Units
March 21, 2007	62,500
March 21, 2008	125,000
March 21, 2009	187,500
March 21, 2010	187,500
March 21, 2011	125,000
March 21, 2012	62,500

•	All unvested options and restricted stock units will immediately vest upon a “change of control” of the Company or a termination of employment due to death or disability. If Mr. You’s employment is terminated by the Company without cause or by Mr. You for good reason, the portion of his options and/or restricted stock units that is scheduled to vest on the next anniversary of the grant date following his termination will vest on the date of his termination.

•	Benefits/Long-Term Incentives: Mr. You is entitled to participate in all employee benefit (including long-term incentive), fringe and perquisite plans, practices, programs, policies and arrangements generally provided to senior executives of the Company at a level commensurate with his position.

•	Relocation: Mr. You will be reimbursed for reasonable relocation and transitional housing and travel expenses, including a tax gross-up payment to cover all applicable taxes, and the Company will provide assistance in connection with the sale of his residences.

•	Termination Payment: Upon termination of Mr. You’s employment by the Company without cause or by Mr. You for good reason, within 30 days after the Company’s receipt of a fully executed release, the Company will pay to Mr. You a lump sum cash amount equal to two times the sum of (i) Mr. You’s annual base salary and (ii) his target bonus, or, if the target bonus has not been established, the prior year’s actual bonus.

•	Indemnification: We agreed to indemnify Mr. You with respect to his activities on behalf of the Company, for any failure of the Company to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and for certain other matters.

In accordance with Mr. You’s employment agreement, which included an indemnity obligation, we paid Mr. You $2.1 million in respect of the restricted stock units of Accenture Ltd. that Mr. You forfeited in connection with his becoming the Chief Executive Officer.

Managing Director Agreement

The Company and Mr. You have entered into a Managing Director Agreement, dated as of March 21, 2005. Pursuant to his Managing Director Agreement, the Company provides three months’ notice or pay in lieu of notice (severance) for certain terminations of his employment by the Company. In addition, the Managing Director Agreement contains non-competition and non-solicitation provisions for a period of two years after his termination or resignation.

Special Termination Agreement

The Company and Mr. You have entered into a Special Termination Agreement, dated as of March 21, 2005. The term of the Special Termination Agreement is three years (subject to potential one-year extensions) or, if later, two years after a change of control. The protective provisions of the Special Termination Agreement become operative only upon a change of control or, in certain circumstances, in anticipation of a change of control. In addition, if within six months prior to a change of control, Mr. You’s employment is terminated except for cause or he terminates for good reason, all stock awards will immediately vest.

Judy A. Ethell

Effective as of July 1, 2005, we have entered into the following arrangements with Judy A. Ethell, our Executive Vice President—Finance and Chief Accounting Officer:

Employment Agreement

The Company and Ms. Ethell entered into an employment agreement, effective as of July 1, 2005 (the “Employment Agreement”). Among the terms of the Employment Agreement are the following:

•	Annual Base Salary: $500,000.

•	Sign on Cash Bonus: $750,000, which has been paid.

•	Annual Bonus: Ms. Ethell will be eligible for an annual bonus with a target amount of up to 100% of her base salary upon achievement of pre-established performance goals.

•	Options and Restricted Stock Units, as modified (which will become effective once the Company is current with its SEC filings, or equivalent value will be provided):

•

Ms. Ethell was granted non-qualified stock options (the “Options”) to purchase 600,000 shares of common stock of the Company at an exercise price equal to $7.33 (subject to adjustment once the Company is current with its SEC filings)

per share, which vest in four equal annual installments, commencing July 1, 2006. Vesting of the final three installments of the Options grant is subject to Ms. Ethell having met certain performance criteria relating to the filing of SEC reports and the development of a world class Finance & Accounting team (the “Performance Criteria”).

•	Ms. Ethell received an award of 292,000 restricted stock units (“Restricted Stock Units”), each of which represents the right to receive, in the Company’s discretion, one share of common stock of the Company or the cash equivalent. 175,200 Restricted Stock Units vest on January 1, 2006. Vesting of the remaining Restricted Stock Units is subject to Ms. Ethell having met the Performance Criteria, and if such Performance Criteria are met, 29,200 Restricted Stock Units would vest on each of July 1, 2006, 2007, 2008 and 2009.

•	All unvested Options and Restricted Stock Units will immediately vest upon a “change of control” of the Company or a termination of employment due to death or disability. If Ms. Ethell’s employment is terminated by the Company without cause, or by Ms. Ethell for good reason, the portion of her Options and/or Restricted Stock Units that is scheduled to vest on the next anniversary of the grant date following her termination would vest on the date of her termination.

•	Benefits/Long-Term Incentives: Ms. Ethell is entitled to participate in all employee benefit (including long-term incentive), fringe and perquisite plans, practices, programs, policies and arrangements generally provided to senior executives of the Company at a level commensurate with her position.

•	Relocation: Ms. Ethell will be reimbursed for reasonable relocation and transitional housing and travel expenses, including a tax gross-up payment to cover all applicable taxes, and the Company will provide assistance in connection with the sale of her principal residence.

•	Termination Payment: Upon termination of Ms. Ethell’s employment by the Company without cause or by Ms. Ethell for good reason, within 30 days after the Company’s receipt of a fully executed release, the Company would pay to Ms. Ethell a lump sum cash amount equal to the sum of (i) Ms. Ethell’s annual base salary and (ii) her target bonus, or, if the target bonus has not been established, the prior year’s actual bonus. Upon a Change of Control (as defined in the Special Termination Agreement (described below)), in lieu of the payments described above, Ms. Ethell will receive payments she is entitled to under the Special Termination Agreement.

•	Indemnification: The Company is indemnifying Ms. Ethell with respect to her activities on behalf of the Company, for certain tax liabilities Ms. Ethell may incur, and for certain other matters.

Managing Director Agreement

The Company and Ms. Ethell have entered into a Managing Director Agreement, dated as of July 1, 2005. Pursuant to the Managing Director Agreement, the Company must provide three months’ notice or pay in lieu of notice (severance) for certain terminations of Ms. Ethell’s employment by the Company; provided, however, that Ms. Ethell is not entitled to receive severance under the Managing Director Agreement if she is entitled to receive severance under the Employment Agreement or the Special Termination Agreement. In addition, the Managing Director Agreement contains non-competition and non-solicitation provisions for a period of two years after Ms. Ethell’s termination or resignation.

Special Termination Agreement

The Company and Ms. Ethell entered into a Special Termination Agreement, dated as of July 1, 2005. The term of the Termination Agreement is three years (subject to potential one-year extensions) or, if later, two years after a Change of Control. The protective provisions of the Termination Agreement become operative only upon a Change of Control or, in certain circumstances, in anticipation of a Change of Control.

Roderick C. McGeary

Effective as of November 10, 2004, Roderick C. McGeary became our Chief Executive Officer and the Chairman of the Board. Pursuant to his Executive Compensation Program, Mr. McGeary received base cash compensation at an annual rate of $750,000, was eligible for annual variable cash compensation equal to approximately 100% of his base cash compensation based on the achievement of specific performance goals, and received a non-qualified stock option grant to purchase up to 450,000 shares of common stock of the Company at an exercise price of $9.00 per share, the closing per share price of the Company’s common stock on the New York Stock Exchange on November 19, 2004. The options would have vested in three equal annual installments commencing on November 10, 2005 and are subject to accelerated vesting upon the appointment of a new Chief Executive Officer and otherwise in accordance with the terms of the Company’s standard option agreement. Upon the appointment of Mr. You as our Chief Executive Officer on March 21, 2005, 50% of such options vested and the remaining 50% will vest on the first anniversary date of such appointment. Mr. McGeary continues to serve the Company in a full-time capacity, focusing on clients, employees and business partners. Mr. McGeary’s annual variable cash compensation for 2004 was to be based on his achievement of management performance goals such as retention of key employees, supporting the search for a new chief executive officer, developing a fiscal year 2005 operating plan and developing compensation plans, and for 2005 will be based on his achievement of financial goals relating to earnings per share and management goals such as supporting the search for a new chief executive officer, enhancing the senior management team and implementing compensation plans. He did not receive any variable cash compensation for 2004. On January 28, 2006, the Compensation Committee approved a conditional grant of RSUs to Roderick C. McGeary with an aggregate value of $250,000. The award was based on 2005 performance and will be granted when we are current in our SEC filings and have a valid Form S-8 covering such award. The RSU is expected to vest 25% on January 1 in each of 2007, 2008, 2009 and 2010. In addition, Mr. McGeary’s annual salary for 2006 was set at $650,000.

Joseph Corbett

Effective as of January 14, 2005, we appointed Joseph Corbett as Executive Vice President and Chief Financial Officer of the Company; however, Mr. Corbett resigned effective as of May 24, 2005.

Mr. Corbett received base cash compensation at an annual rate of $500,000, and additional cash compensation of $300,000 to be paid ratably through May 31, 2005, was eligible to participate with other senior executives in an incentive pay plan to be established for senior executives (or, in the absence of such a plan, based on individual and Company performance goals), and received a non-qualified stock option grant to purchase up to 200,000 shares of common stock of the Company at an exercise price equal to $7.75, the closing per share price of the Company’s common stock on the New York Stock Exchange on January 14, 2005. The options would have vested in three equal annual installments commencing on January 14, 2006 except that upon the occurrence of a Termination Event (as defined below), an amount equal to the number of unvested stock options which would have vested at the end of the twelve month period from the date of grant will automatically vest, and otherwise in accordance with the terms of the Company’s standard option agreement. In addition, if during the first 18 months of his employment, the Company terminates, or constructively terminates Mr. Corbett’s employment under certain circumstances (collectively, a “Termination Event”), Mr. Corbett would have received a lump sum cash payment of $800,000 (the “Termination Payment”) and a continuation of health benefits for up to one year.

Effective as of May 24, 2005, Mr. Corbett resigned as our Executive Vice President and Chief Financial Officer. Upon his resignation and pursuant to the terms of his employment agreement, Mr. Corbett received a lump cash payment of $800,000 in May 2005, 34,041 RSUs vested and 66,666 stock options vested immediately upon his termination, and the remainder of the unvested RSUs and options will terminate in accordance with the respective terms. In addition, effective as of May 25, 2005, we entered into an independent contractor agreement with Mr. Corbett. Pursuant to the agreement, Mr. Corbett would assist in the transition of his role as Chief Financial Officer and perform other duties related to the financial affairs of the Company. In connection with such services, we agreed to pay to Mr. Corbett at an hourly rate equivalent to an annual salary of $500,000 (i.e., $240.00/hour), provide certain equipment and reimburse him for pre-approved business related expenses.

Managing Director Agreement

The Company and Mr. Corbett have entered into a Managing Director Agreement, dated as of January 14, 2005. Pursuant to a Managing Director Agreement, the Company provides severance benefits for terminations by the Company of its managing directors, including Mr. Corbett. Severance benefits are not provided for discharge for cause. Generally, severance pay is equal to six months’ salary, except that no severance will be paid to Mr. Corbett if he receives the Termination Payment described above.

Special Termination Agreement

The Company and Mr. Corbett entered into a Special Termination Agreement, dated as of January 14, 2005.

Other Employment Arrangements Upon Termination of Employment or Change of Control

David W. Black—In connection with the anticipated termination of his employment, David W. Black, the Executive Vice President, General Counsel and Secretary of the Company, received a payment of $2,561,388. The Company is investigating the circumstances surrounding the payment. The Company and Mr. Black are disputing whether Mr. Black was entitled to receive all or any of such amount.

Certain Other Former Officers—Effective as of February 14, 2005, Michael J. Donahue, Group Executive Vice President and Chief Operating Officer, Bradley J. Schwartz, Group Executive Vice President, Worldwide Client Service, and Nathan H. Peck, Jr., Executive Vice President and Chief Administrative Officer, ceased to hold these positions. In February 2005, Messrs. Donahue and Peck received lump sum cash severance payments of $350,000 and $275,000, respectively. In addition to the benefits they ordinarily would be entitled to receive upon leaving the Company, each was offered the opportunity to provide transition services to the Company for periods of time ranging from 30-90 days and to receive fees for such services equal to their prorated annual salary. In addition, Mr. Schwartz provided transition services to us for 90 days, and he received $750,000, which is payable in 12 monthly installments commencing in March 2005, in lieu of six months salary he would have received as severance. The Company offered to pay up to $20,000 for outplacement services for each person. Mr. Donahue did not accept the offer. Mr. Peck provided transition services to the Company.

Randolph C. Blazer—Former Chief Executive Officer, President and Chairman of the Board of Directors

As of November 10, 2004, the Company entered into a Severance and Consulting Agreement and Release of Claims (the “Severance and Consulting Agreement”) with Randolph C. Blazer regarding his ceasing to serve as President and Chief Executive Officer and as Chairman of the Board of Directors and director of the Company and its subsidiaries and affiliates.

Pursuant to the Severance and Consulting Agreement, Mr. Blazer will receive (collectively, the “Payments”) (a) amounts equal to that portion of the salary he otherwise would have received through December 31, 2004 (such amounts to be paid no later than the appropriate dates on which such portions of his salary would normally be paid) and (b) (i) $1,500,000 in cash to be delivered no earlier than January 1, 2005 and no later than January 5, 2005 (the “January 2005 Payment”), and (ii) $1,000,000 to be paid in twenty-four equal monthly installments with the first installment commencing on January 31, 2005 unless he becomes employed by a new employer on a full-time basis, at which point, the balance of the unpaid portion of the additional $1,000,000 will be paid in a lump sum within thirty days of receipt of written notice of such event from Mr. Blazer. Until the earlier of the second anniversary date of his resignation or the date on which he becomes employed by a new employer, the Company will, at its expense, provide to Mr. Blazer medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits (“Insurance Benefits”) at the level provided to him immediately prior to his resignation. If, however, Mr. Blazer is employed by a new employer which maintains Insurance Benefits that either do not cover him with respect to a pre-existing condition which was covered under the Company’s Insurance Benefits or do not cover him for a designated waiting period, Mr. Blazer’s coverage under the Company’s Insurance Benefits will continue until the earlier of the end of the applicable period of noncoverage under the new employer’s Insurance Benefits or the second anniversary date of his resignation.

So long as Mr. Blazer continues to receive his Payments (the “Consulting Period”), he will serve as a consultant to the Company; provided, however, in no event will Mr. Blazer be required to perform more than an aggregate of 500 hours in services as a consultant to the Company during each year of the term of the Severance and Consulting Agreement. Mr. Blazer will also repay in full no later than the same time as the Company makes its January 2005 Payment to Mr. Blazer all principal and interest outstanding under the certain loan previously made to him in connection with a restricted stock grant. In addition, the Company and Mr. Blazer have agreed to a mutual release of any and all claims.

Mr. Blazer’s receipt of the cash payments and the insurance coverage is conditioned on his performance of certain covenants and agreements contained in the Severance and Consulting Agreement, including non-competition, non-solicitation, confidentiality and cooperation. The non-competition and non-solicitation periods begin on the date of Mr. Blazer’s resignation and end on the first anniversary date upon which his Consulting Period ends. In addition, Mr. Blazer will retain his rights to indemnification under the Company’s Certificate of Incorporation and Bylaws. Mr. Blazer has agreed to refund all amounts he receives under the Severance and Consulting Agreement if he contends in any adversarial proceeding that the Severance and Consulting Agreement is invalid or unenforceable.

Managing Director Compensation Plan

On January 26, 2006, the Compensation Committee approved in concept and authorized the development of a new Managing Director Compensation Plan (the “MD Compensation Plan”), a comprehensive cash and equity-based compensation program for the managing directors of the Company, including our executive officers, which is intended to replace the previous cash-based compensation program for such individuals. The MD Compensation Plan remains subject to modification. In addition, we intend to seek board approval of the equity components of the MD Compensation Plan and seek stockholder approval at our next annual meeting of stockholders to comply with the NYSE stockholder approval requirements applicable to equity plans.

Overview

The MD Compensation Plan will be a pay-for-performance plan. The Compensation Committee believes that (i) issuing restricted stock units and convertible preferred stock under the MD Compensation Plan as opposed to just awarding cash compensation, and (ii) tying a substantial portion of each managing director’s compensation to achievement of Company performance metrics will better align the compensation of our managing directors with the interests of our stockholders. The Compensation Committee believes implementation of the MD Compensation Plan is critical to attracting, motivating and retaining the level of talent required to successfully grow the Company and create stockholder value.

The MD Compensation Plan will provide that a managing director’s compensation may include the following components: (i) restricted stock units; (ii) target compensation (made up of base units and reserve units); (iii) performance units; and (iv) breakthrough awards.

Plan Administration

We intend to establish several levels of governance committees to administer and oversee the operation of the MD Compensation Plan as follows:

•	The Business Unit Sub-committees will have responsibility for addressing issues specific to each business unit, and making compensation recommendations to the MD Compensation Committee.

•	The MD Compensation Committee will review the compensation of all our managing directors (other than our chief executive officer and other “named executive officers,” as such term is defined in Item 402(a)(3) of Regulation S-K), and will make recommendations to the Compensation Committee regarding the compensation of our chief executive officer and other named executive officers.

•	The Compensation Committee will establish the compensation of our chief executive officer and other named executive officers, taking into consideration the recommendations made by the MD Compensation Committee.

Eligibility and Participation

Generally, all managing directors, including members of our executive committee, will be eligible to participate in the MD Compensation Plan. Certain business development managing directors who participate in another defined compensation plan of the Company, however, will not be eligible. In addition, implementation of the MD Compensation Plan for those managing directors residing outside of the U.S. will be subject to compliance with local law. Participation in the MD Compensation Plan is automatic for those managing directors who are eligible to participate.

Compensation Components

Under the MD Compensation Plan, a managing director’s compensation may include the following components: (i) restricted stock units; (ii) target compensation; (iii) performance units; and (iv) breakthrough awards.

Restricted Stock Units. The MD Compensation Plan will provide that managing directors will be awarded RSUs. Generally, one RSU represents the Company’s promise to issue one share of our common stock (or cash equal to the value of one share of our common stock) on the settlement date of the RSU award. Certain RSU awards granted in 2005 are part of this program (see Item 1, “Business - Certain Developments in Late 2004, 2005 and 2006 - Restricted Stock Unit Grants”) and future RSU awards, including those to newly hired and promoted managing directors and for special circumstances.

Target Compensation. The MD Compensation Plan will provide that each participating managing director will receive a target compensation amount equal to the number of “target compensation units” assigned to that managing director (as determined by his or her performance manager and other appropriate approvals) multiplied by the unit value assigned by the Chairman of the Board of Directors and the Chief Executive Officer, except that each executive officer’s target compensation will be determined by the Compensation Committee. Target compensation will be divided into base units and reserve units. Base units will be paid in cash on our normal payroll schedule. Reserve units will be paid on a two-quarter lag, provided that (i) the managing director is employed on the payment date (subject to limited exceptions), (ii) the managing director achieves a minimum required performance rating, and (iii) the Company achieves certain business objectives.

Managing directors will be permitted to elect to receive any earned reserve units either in cash or in shares of our convertible preferred stock (“CPS”), once we have obtained board and shareholder approval for the CPS. Subject to board and shareholder approval, the CPS will be a new class of equity securities that we expect will have the following features:

•	Convertible into shares of our common stock;

•	Bear a dividend equal to 3% of the face value per annum;

•	Have preference for dividend payments over holders of common stock;

•	To be issued at a discount to fair market value on the date of issuance, with a guaranteed minimum value on conversion, subject to forfeiture under certain termination events, equal to the face value of the CPS on the date of issuance; and

•	Generally, no voting rights, except to the extent the issue specifically addresses the rights or obligations of CPS holders.

As to the convertibility feature, for CPS issued in connection with a managing director’s target compensation, 50% will be convertible into common stock upon issuance and the remaining 50% will be convertible into common stock one year after the date of issuance.

The vesting schedule may differ for managing directors residing outside the United States.

The equity components of the MD Compensation Plan will require board and stockholder approval. The proposal will be submitted to our stockholders at our next annual meeting of shareholders. At this time, we do not know when we will have our next meeting of shareholders. Specific terms of the CPS must also be approved by our Board of Directors, and no shares of CPS will be offered or sold under the MD Compensation Plan until we have obtained such approvals and a registration statement covering such shares has been declared effective by the SEC. In addition, CPS will be offered and sold only to the extent local laws do not prevent us from making a payment in equity.

Performance Units. If a managing director achieves a high performance rating and we achieve certain business objectives, the managing director may also be awarded performance units, expressed as a percentage of the managing director’s target compensation units. In assigning a performance rating, we consider factors including the managing director’s core professional values, contribution to our performance, teamwork, initiative and client satisfaction. Fifty percent (50%) of a managing director’s performance units will be paid in the year following the performance year and the remaining fifty percent (50%) will be paid one year later. For the 2006 performance year, however, two-thirds ( 2/3) of performance units will be paid in 2007 and one-third ( 1/3) will be paid in 2008.

Fifty percent (50%) of a managing director’s performance units, if any, will be paid automatically in shares of CPS (the “Mandatory CPS”) and the managing director may elect to receive the remaining fifty percent (50%) in the form of either cash or shares of CPS (the “Discretionary CPS”).

With respect to the Mandatory CPS, convertibility rights associated with fifty percent (50%) of such shares will become vested on the fifth anniversary of the date of issuance and convertibility rights associated with an additional ten percent (10%) of such shares will become vested each year thereafter until all convertibility rights associated with the shares of Mandatory CPS have vested on the tenth anniversary of the date of issuance. Additionally, on the fifth anniversary of the date of issuance, the managing director may require us to redeem all or a portion of the shares of Mandatory CPS for an amount equal to the face value of the shares on the date of issuance. The Discretionary CPS will have the same terms as those issued in payment of reserve units. The vesting schedule for both Mandatory CPS and Discretionary CPS may differ for managing directors residing outside the U.S.

Breakthrough Awards. The executive committee, in its sole discretion, may allocate additional awards to reward a managing director for breakthrough innovation that substantially benefits the Company. These awards may be made in the form of (i) cash (ii) units, or (iii) shares of CPS. Breakthrough awards may not exceed ten percent (10%) of the total managing director target compensation pool for the applicable year.

Retirement, Resignation or Termination. Upon retirement, resignation or termination of employment, a managing director’s rights or forfeiture as it relates to shares of CPS, reserve units, performance units and breakthrough awards will vary depending on the reasons for such retirement, resignation or termination of employment, subject to local law.

Deferred Compensation Plans

The following description of our deferred compensation plans is not complete and is qualified by reference to the full text of the plan, which has been filed as an exhibit to this Form 10-K.

Our deferred compensation plan became effective on September 1, 2001, was amended and restated on August 1, 2003, and was amended on April 22, 2005. Effective as of December 31, 2004, the deferred compensation plan is closed to new participants. The plan is designed to permit a select group of management and highly compensated employees who contribute materially to our continued growth, development and future business success to accumulate additional income for retirement and other personal financial goals through a plan that enables the participants to make elective deferrals of compensation to which they will become entitled to in the future. Our deferred compensation plan is nonqualified and unfunded, and participants are unsecured general creditors of the Company as to their accounts. Under the April 22, 2005 amendment, the definition of a “Plan Year” was amended to mean the four-month period beginning on September 1, 2004 and ending on December 31, 2004, and, thereafter, a twelve-month period commencing January 1 and ending December 31, effective as of September 1, 2004.

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

Matching Contributions. The deferred compensation plan allows us, in the discretion of the administrative committee, to make matching contributions with respect to participants. We currently do not match amounts participants elect to defer under our deferred compensation plan. Under the April 22, 2005 amendment, deferral amounts and employer matching amounts, if any, earned after December 31, 2004 in respect of existing participants are not made to the Deferred Compensation Plan.

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

Distributions. Subject to certain limitations, distributions of benefits from participants’ accounts under the deferred compensation plan will be made upon the first to occur of: the participant’s disability, the participant’s death, the first day the participant is no longer an employee, the termination of the deferred compensation plan, or a date designated by the participant on an election form.

The distribution of benefits to the participant will be made in accordance with the election made by the participant, in a lump sum or in equal annual installments over a period of not less than two years and not more than 15 years. If the participant dies before the entire account balance is distributed, the unpaid balance will be paid to the participant’s beneficiary in a lump sum.

The participant may apply for a hardship distribution in limited circumstances in the event of such participant’s immediate and substantial financial need, and the participant’s account will be reduced by the amount of any such hardship withdrawal. A hardship distribution will be distributed in those circumstances and at such time or times as the administrative committee determines.

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

Change in Control. If the deferred compensation plan is terminated due to a change in control, benefits will be paid in a lump sum within five business days of the change in control. Upon and after the occurrence of a change in control, the administrator shall be an independent third party selected by the trustee of the trust and approved by the individual who, immediately prior to such event, was our Chief Executive Officer or, if not so identified, our highest ranking officer.

BearingPoint, Inc. Managing Directors Deferred Compensation Plan. The Company approved a new BearingPoint, Inc. Managing Directors Deferred Compensation Plan with respect to deferral of compensation earned after December 31, 2004. The BearingPoint, Inc. Managing Directors Deferred Compensation Plan is substantially identical to the Deferred Compensation Plan except for those changes required for the plan to comply with recently adopted IRS Code Section 409A. Those changes include provisions regarding the timing of elections in the plan, the timing of plan distributions and permitted revisions for plan distributions.

Restricted Stock Units

On April 12, 2005, the Compensation Committee of the Company’s Board of Directors authorized its CEO to grant restricted stock units (“RSUs”) up to an aggregate amount of $165.0 million under its Amended and Restated 2000 Long-Term Incentive Plan (the “LTIP”) to managing directors and other key employees. The grants were made to better align the interests of these employees with our shareholders, to enhance retention of current managing directors and to improve the recruiting of new managing directors. The awards will be made in three primary tranches representing 30%, 30% and 40% of the total RSU award for each employee. Awards will also be made at various grant dates other than the three primary tranches as determined by the Company’s CEO. The actual number of RSUs granted in each award will be based on the total value of the award divided by the closing price of the Company’s common stock on the date of such grant.

On or about June 24, 2005, the Company granted approximately 5.5 million RSUs at a weighted average share price of approximately $7.30 per share. These RSUs fully vested on January 1, 2006 and will be settled after the Company is current in its SEC filings and has a valid registration statement covering the shares to be issued. The Company will record compensation expense in 2005 of approximately $40.0 million related to this grant.

On December 8, 2005, the Company granted approximately 5.8 million RSUs at a per share price of $7.68. These RSUs vested immediately and will be settled 50% on January 1, 2007 and 50% on January 1, 2008. The Company will record compensation expense in 2005 of approximately $44.5 million related to this grant.

The Company granted approximately 2.6 million additional RSUs to certain employees at various dates throughout 2005 under the LTIP. The grants were exercised at a range of share prices from $5.91 to $8.42. As a result of these grants, the Company will record deferred compensation totaling approximately $20.2 million in 2005. These RSUs generally cliff vest three years from the grant date or vest over two to four years from the date of the grant. The deferred compensation will be amortized in accordance with the respective employee’s vesting schedule.

The Company expects to grant additional RSUs during 2006 that will be accounted for in accordance with SFAS 123R. The 2006 grants to certain recipients may be based on an employee’s performance and the Company’s performance in 2005. The 2006 grant is expected to vest 25% on each January 1 of calendar years 2007 through 2010. The RSUs will be settled through the issuance of common stock or cash, at the Company’s sole discretion.

As part of the grants in April 2005, Robin S. Lineberger and Richard J. Roberts were granted RSUs with a total value of $1.80 million and $1.98 million, respectively, or 65,853 RSUs and 72,439 RSUs, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of Common Stock beneficially owned by each named executive officer (see the Summary Compensation Table above) and each director of the Company, by all directors and executive officers of the Company as a group and by all persons, to the knowledge of the Company, beneficially owning more than 5% of the Company’s Common Stock.

Equity Securities Beneficially Owned on January 3, 2006

	Common Stock
Name of Beneficial Owner or Identity of Group	Number of Shares		Percentage of Shares Outstanding(1)
Named Executive Officers:
Roderick C. McGeary	389,476	(2)(3)(4)	(5)
David W. Black	471,444	(2)	(5)
Randolph C. Blazer (6)	15,497	(2)	(5)
Michael J. Donahue (7)	14,551	(2)	(5)
Nathan H. Peck, Jr. (7)	12,340	(2)	(5)
Bradley J. Schwartz (7)	24,421	(2)	(5)

Directors:
Douglas C. Allred	35,000	(8)	(5)
Betsy J. Bernard	23,000	(9)	(5)
Spencer Fleischer	—	(10)
Wolfgang Kemna	35,000	(3)	(5)
Albert L. Lord	42,600	(8)	(5)
Roderick C. McGeary	See above		(5)
Alice M. Rivlin	40,000	(11)	(5)
J. Terry Strange	36,000	(12)	(5)
Harry L. You	10,000		(5)

All executive officers and directors as a group (17 persons) (13)	1,893,824	(14)	(5)

Name and Address of 5% Holders of Common Stock
Ariel Capital Management, LLC (15) 200 E. Randolph Drive, Suite 2900 Chicago, IL 60601	21,452,640		10.64%

Cisco Systems, Inc. (16) 170 West Tasman Drive San Jose, CA 95134	15,440,033		7.66%

FMR Corp. (17) 82 Devonshire Street Boston, MA 02109	12,012,015		5.96%

Franklin Resources, Inc. (18) One Franklin Parkway San Mateo, CA 94403-1906	13,334,622		6.62%

	Common Stock
Name and Address of 5% Holders of Common Stock	Number of Shares	Percentage of Shares Outstanding(1)

Glenview Capital Management, LLC (19) 339 Park Avenue, Floor 39 New York, NY 10022	16,815,041	8.34%

Hotchkis and Wiley Capital Management, LLC (20) 725 South Figueroa Street, 39th Floor Los Angeles, CA 90017-5439	14,994,200	7.44%

Mellon Financial Corporation (21) c/o Mellon Financial Corporation One Mellon Center Pittsburgh, PA 15258	10,215,980	5.07%

(1)	All percentages are calculated based on the number of shares of Common Stock that were issued and outstanding as of January 3, 2006, less treasury shares, which totals 201,537,999.
(2)	With respect to the named executive officers of the Company, includes 693,588 shares of Common Stock subject to stock options or restricted stock units granted under our 2000 Long-Term Incentive Plan that either are presently exercisable or will become exercisable or vest, respectively, within 60 days of January 3, 2006, including 247,928 shares with respect to Mr. McGeary and 445,660 shares with respect to Mr. Black. Due to their termination of employment, the option grants for Messrs. Blazer, Donahue, Peck and Schwartz have expired. Also includes certain shares of Common Stock owned directly or indirectly by spouses of named executive officers, children who share the same residence and certain other family members, as to which shares the named executive officers in some instances disclaim beneficial ownership. Unless otherwise indicated below, and with the exception of shares owned directly or indirectly by spouses, children and certain other family members, each of the beneficial owners indicates that he has sole voting and dispositive powers.
(3)	Messrs. Kemna and McGeary each hold options to purchase 15,000 shares of Common Stock that were awarded to them by virtue of their status as non-employee directors. The options vested on April 24, 2002.
(4)	Mr. McGeary also holds options to purchase 7,928 shares of Common Stock that were awarded to him by virtue of his status as a non-employee director. The options vested on June 30, 2001. Mr. McGeary also holds options to purchase 450,000 shares of Common Stock that were awarded to him by virtue of his becoming Chief Executive Officer in November 2004. Upon the appointment of Harry L. You as Chief Executive Officer on March 21, 2005, 50% of such options vested and the remaining 50% will vest on the first anniversary date of the appointment of Mr. You as Chief Executive Officer.
(5)	Beneficial ownership does not exceed one percent of the shares of Common Stock outstanding.
(6)	Mr. Blazer’s employment terminated as of November 10, 2004. The number of shares is as of the date of termination of employment.
(7)	The employment of Messrs. Schwartz, Donahue and Peck terminated as of February 14, 2005. The number of shares is as of the date of termination of employment.
(8)	Messrs. Allred and Lord each hold options to purchase 15,000 shares of Common Stock that were awarded to them by virtue of their status as non-employee directors. The options vested on February 4, 2004.
(9)	Ms. Bernard holds options to purchase 15,000 shares of Common Stock. The options were awarded to her when she became a non-employee director. The options vested on March 29, 2005.

(10)	Mr. Fleischer is a senior managing member of Friedman Fleischer & Lowe GP II, LLC, a Delaware limited liability company (“FFL GP”). FFL GP is the general partner of Friedman Fleischer & Lowe GP II, L.P., which is the general partner of each of Friedman Fleischer & Lowe Capital Partners II, L.P. (“FFL Capital Partners”), FFL Parallel Fund II, L.P. (“FFL Parallel Fund”) and FFL Executive Partners II, L.P. (“FFL Executive Partners,” and together with FFL Capital Partners and FFL Parallel Fund, the “FFL Funds”). The FFL Funds are the owners of record of $40,000,000 of initial principal amount of 0.50% Convertible Senior Subordinated Debentures due July 2010. Mr. Fleischer disclaims any beneficial ownership of the securities owned by the FFL Funds, except to the extent of his pecuniary interest therein, if any.
(11)	Ms. Rivlin holds options to purchase 20,000 shares of Common Stock. The options were awarded to her when she became a non-employee director and the Chair of the Audit Committee. The options vested on October 1, 2002.
(12)	Mr. Strange holds options to purchase 15,000 shares of Common Stock. The options were awarded to him when he became a non-employee director. The options vested on April 29, 2004. Mr. Strange also holds options to purchase 5,000 shares of Common Stock that were awarded to him by virtue of his election as Chair of the Audit Committee. The options vest on May 11, 2006.
(13)	Our executive officers and directors include: all directors listed above, the named executive officers listed above, Judy Ethell, Richard J. Roberts and Robin Lineberger.
(14)	Includes 1,427,071 shares of Common Stock subject to stock options or restricted stock units granted under our 2000 Long-Term Incentive Plan that either are presently exercisable or will become exercisable, or vest, respectively, within 60 days of January 6, 2006.
(15)	Represents shares beneficially held by Ariel Capital Management, LLC as of July 31, 2005, as reported on a Schedule 13G filed on August 5, 2005.
(16)	Represents shares beneficially held by Cisco Systems, Inc. as of December 31, 2004, as reported on a Schedule 13G filed on February 11, 2005.
(17)	Represents shares beneficially held by FMR Corp., Edward C. Johnson 3rd, and Abigail P. Johnson, as reported on a Schedule 13G filed on August 10, 2005. FMR has sole voting power with respect to 3,317,782 shares and sole dispositive power with respect to 26,206,497 shares.
(18)	Represents shares beneficially held by Franklin Resources, Inc. (“FRI”), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. as of December 31, 2005, as reported on a Schedule 13G filed on January 10, 2006. The shares are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of FRI, with such investment advisory subsidiaries having investment and/or voting power of such shares. Charles B. Johnson and Rupert H. Johnson each own in excess of 10% of the outstanding common stock of FRI and may be deemed to be beneficial owners of such shares for purposes of Rule 13d-3 of the Exchange Act. FRI, Messrs. Johnson and Johnson and each adviser subsidiary disclaim any economic interest or beneficial ownership in such shares.
(19)	Represents shares beneficially held by Glenview Capital Management, LLC, Glenview Capital GP, LLC and Lawrence M. Robbins as of April 21, 2005, as reported on a Schedule 13G filed on April 26, 2005. Glenview Capital Management serves as investment manager to various entities and as such may be deemed to have voting and dispositive power of such shares. Glenview Capital GP is a general partner of, and serves as the sponsor of, various funds and as such, may be deemed to have voting and dispositive power over such shares. Mr. Robbins is the Chief Executive Officer of Glenview Capital Management and Glenview Capital GP.
(20)	Represents shares beneficially held by Hotchkis and Wiley Capital Management as of December 31, 2004, as reported on a Schedule 13G filed on February 14, 2005. Hotchkis and Wiley has sole voting power with respect to 11,252,800 shares and sole dispositive power with respect to 14,994,200 shares.
(21)	Represents shares beneficially held by Mellon Financial Corporation as reported on a Schedule 13G filed on February 10, 2005. The filing is made on behalf of Mellon and other reporting persons identified on such filing. Amount includes, where appropriate, securities not outstanding which are subject to conversion privileges that are exercisable within 60 days. Mellon has sole voting power with respect to 9,208,980 shares and sole dispositive power with respect to 10,142,979 shares.

EQUITY COMPENSATION PLAN INFORMATION

(as of December 31, 2004)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	57,649,756	$12.51	17,088,838	(1)(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	57,649,756	$12.51	17,088,838

(1)	Includes 5,504,387 shares of the Company’s common stock available for grants of stock options, restricted stock, stock appreciation rights and other stock-based awards under our 2000 Long-Term Incentive Plan and 11,584,451 shares of the Company’s common stock available for issuance under our Employee Stock Purchase Plan.
(2)	Under our 2000 Long-Term Incentive Plan, the number of shares of common stock authorized for grants or awards under the plan adjusts automatically based upon the following formula: authorized shares is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of common stock and (y) the number of authorized shares. Under our Employee Stock Purchase Plan, the number of shares of our common stock that may be purchased is 3,766,096 shares, plus an annual increase on the first day of each of our fiscal years beginning on July 1, 2002 and ending on June 30, 2026 equal to the lesser of (i) 5,946,467 shares, (ii) three percent of the shares outstanding on the last day of the immediately preceding fiscal year or (iii) a lesser number of shares as determined by our board of directors or the compensation committee.

Item 13. Certain Relationships and Related Transactions

INDEBTEDNESS OF EXECUTIVE OFFICERS

In fiscal year 2002, Messrs. Blazer, Schwartz, Donahue and Black received restricted shares of Common Stock pursuant to our 2000 Long-Term Incentive Plan. In connection with such stock awards, the recipients incurred immediate taxable income equal to the fair market value of the restricted stock at the time the restricted stock awards were granted to them (the “Compensation Income”), but the shares could not be sold due to the restrictions. To assist the recipients in paying the tax obligations associated with such stock awards, the Board approved full-recourse loans to such executive officers in amounts equal to the estimated tax liabilities associated with the Compensation Income. The following table lists those executive officers who received loans in connection with the restricted stock awards and whose maximum indebtedness to the Company at any time from January 1, 2004 through January 3, 2006 exceeded $60,000:

Name of Individual	Relationship with the Company	Maximum Principal Amount of Loans Outstanding from 1/01/04 through 1/3/06(1)	Principal Amount of Loans Outstanding on 1/3/06
Randolph C. Blazer	Chairman, Chief Executive Officer and President	$864,651	$0

Bradley J. Schwartz	Group Executive Vice President, Worldwide Client Service	421,042	0

Michael J. Donahue	Group Executive Vice President and Chief Operating Officer	202,158	0

David W. Black	Executive Vice President, General Counsel and Secretary	94,537	94,537

(1)	Interest accrues on the principal amount of the outstanding loans and is payable annually. The interest rate on the loans is 4.5% per year.

RELATED TRANSACTIONS

The Company and Cisco Systems, Inc., who holds more than 5% of our common stock, were parties to an alliance agreement under which they work together to define and deliver comprehensive internet-based service offerings for enterprises that fall within our industry groups and for the market of local exchange carriers, regional bell operating companies, inter-exchange carriers and internet service providers. In April 2005, we replaced this agreement with a new alliance agreement with Cisco. The new alliance agreement provides certain terms and conditions governing the relationship between the parties and we agreed to cooperate on certain items, including business and marketing initiatives, and solution development and deployment in our Commercial Services and Financial Services business units, but excluding those related to Public Services. We also have a master lease agreement with Cisco relating to our leasing of Cisco telephony and networking equipment, and maintenance agreements relating to such equipment. Revenue earned from Cisco was approximately $1.3 million and $1.0 million for the years ended December 31, 2004 and 2005, respectively. Accounts receivable and unbilled revenue from Cisco were approximately $71,000 for the year ended December 31, 2004.

Friedman Fleischer & Lowe, LLC / Spencer C. Fleischer

On July 15, 2005, we issued $40,000,000 aggregate principal amount of our 0.50% Convertible Senior Subordinated Debentures due July 2010 (the “July 2005 Debentures”) and common stock warrants to purchase up to 3,500,000 shares of our common stock pursuant to a securities purchase agreement, dated July 15, 2005

(the “FF&L Purchase Agreement”), among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC (the “FF&L Purchasers”). In accordance with the terms of the FF&L Purchase Agreement, Mr. Spencer C. Fleischer was appointed to our Board of Directors as a Class I Director (with a term that expires in 2007) effective July 15, 2005. Mr. Fleischer is a senior managing member and Vice Chairman of Friedman Fleischer & Lowe GP II, LLC, the general partner of Friedman Fleischer & Lowe GP II, LP, which is the general partner of several investment funds that make investments in private and public companies in the United States and Bermuda; he has served in this capacity since 1998. If Mr. Fleischer ceases to be affiliated with the FF&L Purchasers or ceases to serve on the Company’s board, so long as the FF&L Purchasers together hold at least 40% of the original principal amount of the July 2005 Debentures, the FF&L Purchasers or their designees have the right to designate a replacement director to our Board.

Judy Ethell / Robert Glatz

Effective as of August 22, 2005, Robert Glatz was appointed Executive Vice President—Corporate Development, a managing director and a member of our executive team. Robert Glatz is the spouse of Judy Ethell, Executive Vice President—Finance and Chief Accounting Officer. In connection with his employment, Mr. Glatz will be entitled to the following: (a) base salary of $500,000; (b) 300,000 restricted stock units, with vesting as follows: 180,000 RSUs on December 31, 2005 and 30,000 RSUs on each of August 22, 2006, 2007, 2008 and 2009; (c) eligible to receive an annual bonus with a target amount equal to 100% of his base salary; and (d) sign-on bonus of $500,000. In addition, we have provided or will provide to Mr. Glatz relocation assistance, indemnification to the fullest extent permitted by law with respect to his activities on behalf of the Company and for other tax related issues, and employee benefit plans generally provided to senior executives of the Company. In addition, as a managing director, Mr. Glatz is a party to the Managing Director Agreement (with certain changes to the defined terms “Good Reason” and “Change of Control”) and the Special Termination Agreement. Pursuant to these agreements, upon termination of Mr. Glatz’s employment, we will pay to Mr. Glatz: (i) any earned but unpaid base salary through the date of termination; (ii) any earned but unpaid annual bonus for the preceding year, provided that his employment terminates after the payment date for the annual bonus; (iii) any unpaid accrued personal days; (iv) if we terminate his employment without Cause or he terminates for Good Reason, we will pay to him a lump sum cash amount equal to his annual base salary within 30 days after receipt of an executed release and pay his premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for up to 18 months; and (v) any other amounts due under any of our benefit plans.

Item 14. Principal Accountant Fees and Services

Audit Committee Pre-Approval Policies

Pursuant to paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X, the Audit Committee has adopted policies and procedures for approving all audit and permissible non-audit services performed by our independent auditors. Consistent with these policies, all engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Audit Committee. No services provided by our independent auditor were approved by the Audit Committee pursuant to the “de minimis” exception to the pre-approval requirement set forth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Independent Registered Public Accountant’s Fees

During the fiscal year ended December 31, 2004, the six-month period ended December 31, 2003 and the fiscal year ended June 30, 2003, our independent registered public accountants billed us the fees set forth below in connection with services rendered by them:

Type of Fee	Fiscal Year Ended December 31, 2004 (1)		Six months ended December 31, 2003 (1)	Fiscal Year Ended June 30, 2003 (1)(2)
Audit Fees	$26,678,900	(4)	$3,771,700	$3,782,900	(3)
Audit Related Fees	229,600	(4)	322,000	111,000	(4)
Tax Fees	1,761,600	(4)	156,400	110,100	(4)
All Other Fees	40,000	(4)	—	—

Total	$28,710,100		$4,250,100	$4,004,000

(1)	Our independent registered public accountants for the fiscal year ended December 31, 2004, for the six months ended December 31, 2003 and for fiscal year 2003, effective as of June 11, 2003, was PricewaterhouseCoopers LLP.
(2)	Our independent registered public accountants for the first three quarters of fiscal year 2003 was Grant Thornton LLP.
(3)	Total includes $273,000 billed by Grant Thornton LLP and $3,509,900 billed by PricewaterhouseCoopers LLP.
(4)	Fees for PricewaterhouseCoopers LLP only.

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

      (2) See Financial Statement Schedule under Item 15(c).

      (3) See the exhibits listed below under Item 15(b).

(b) Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.2	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.3	Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.4	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1.

10.5	Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form S-1.
10.6	Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form S-1.

10.7	Form of Managing Director Agreement, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended June 30, 2003.

Exhibit No.	Description

10.8	Form of Amendment to the Managing Director Agreement, dated as of January 31, 2005, between the Company and each of Bradley J. Schwartz, David W Black, and certain executive officers.

10.9	Form of Amended Managing Director Agreement.

10.10	Stock Purchase Agreement dated as of December 29, 1999, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1.

10.11	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.12	Irrevocable Waiver, dated May 17, 2004, by Cisco Systems, Inc. with respect to the Investor Rights Agreement, dated January 31, 2000 and the Stock Purchase Agreement, dated December 29, 1999, which is incorporated herein by reference to Exhibit 10.49 of the Company’s Form S-1/A (Registration No. 333-100199).

10.13	Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the Company’s Form S-1.

10.14	Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form 10-K for the year ended June 30, 2001.

10.15	Amendment No. 2 to Alliance Agreement, dated March 4, 2002, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ended March 31, 2002.

10.16	Oracle Partnernetwork Worldwide Agreement, dated as of May 30, 2002, between the Company and Oracle Corporation, which is incorporated herein by reference to Exhibit 10.14 from the Company’s Form 10-K for the year ended June 30, 2003.

10.17	Amendment One to the Oracle Partnernetwork Worldwide Agreement, dated May 30, 2002, between the Company and Oracle Corporation, which is incorporated herein by reference to Exhibit 10.15 from the Company’s Form 10-K for the year ended June 30, 2003.

10.18	SAP Global Partner-Services Agreement dated March 8, 2003, between the Company and SAP AG, which is incorporated herein by reference to Exhibit 10.16 from the Company’s Form 10-K for the year ended June 30, 2003.

10.19	Amended and Restated 2000 Long-Term Incentive Plan, effective November 4, 2003, which is incorporated herein by reference to Exhibit 10.17 from the Company’s Form S-1/A (Registration No. 333-100199).

10.20	Employee Stock Purchase Plan, as amended and restated October 2, 2002, which is incorporated herein by reference to Exhibit 10.18 from the Company’s Form 10-K for the year ended June 30, 2003.

10.21	Employee Stock Purchase Plan, as amended and restated December 9, 2005.
10.22	Amended and Restated 401(k) Plan dated August 21, 2003, which is incorporated herein by reference to Exhibit 10.19 from the Company’s Form 10-K for the year ended June 30, 2003.

10.23	Amendment No. 1 to Amended and Restated 401(k) Plan dated April 29, 2004, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form S-1/A (Registration No. 333-100199).

Exhibit No.	Description

10.24	Amendment No. 2 to Amended and Restated 401(k) Plan dated June 24, 2005.

10.25	Amendment No. 3 to Amended and Restated 401(k) Plan dated August 22, 2005.

10.26	Amendment No. 4 to Amended and Restated 401(k) Plan dated November 1, 2005.

10.27	Deferred Compensation Plan, as amended and restated as of August 1, 2003, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form 10-K for the year ended June 30, 2003.

10.28	Amendment to Deferred Compensation Plan effective as of December 31, 2004.

10.29	BearingPoint, Inc. Managing Directors Deferred Compensation Plan dated January 1, 2005.

10.30	Amended and Restated BearingPoint, Inc. Managing Directors Deferred Compensation Plan dated January 1, 2006.

10.31	Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications International, Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form S-1.

10.32	Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2004, between KCI Funding Corporation, BearingPoint, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein by reference to Exhibit 10.22 from the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

10.33	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of May 21, 2004, between KCI Funding Corporation, BearingPoint, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein by reference to Exhibit 10.50 from the Company’s Form S-1/A (Registration No. 333-100199).

10.34	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 21, 2004, between KCI Funding Corporation, BearingPoint, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended June 30, 2004.

10.35	Purchase and Sale Agreement, dated as of May 22, 2000, between the Company and KCI Funding Corporation, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.36	Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.37	Revolving Credit Facility Agreement, dated May 29, 2002, between the Company, the guarantors referred to therein, the banks party thereto, PNC Bank National Association, as the administrative agent, PNC Capital Markets, Inc. and JP Morgan Securities, Inc., as the arrangers, Barclays Bank PLC, as the syndication agent, JP Morgan Chase Bank, Citibank N.A. and Bank of America, N.A. as the documentation agents and SunTrust Bank, as the co-agent, which is incorporated herein by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended June 30, 2002.
10.38	Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.39	Second Amendment to Credit Facility Agreement, dated November 14, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 8-K filed on November 27, 2002.

Exhibit No.	Description

10.40	Third Amendment to Credit Facility Agreement, dated May 13, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.37 from the Company’s Form 10-K for the year ended June 30, 2003.

10.41	Fourth Amendment to Credit Facility Agreement, dated November 25, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

10.42	Fifth Amendment to Credit Facility Agreement, dated March 19, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

10.43	Sixth Amendment to Credit Facility Agreement, dated September 13, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 20, 2004.

10.44	Credit Agreement, dated as of December 17, 2004, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and L/C Issuer, and the Lenders party thereto.

10.45	Amendment No. 1 to the Credit Agreement, dated as of March 17, 2005 by and among the Company, each of the Guarantors, each Lender signatory thereto, and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and an L/C Issuer.

10.46	Amendment No. 2 to the Credit Agreement, dated as of March 24, 2005, by and among the Company, each of the Guarantors, each Lender signatory thereto, and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and an L/C Issuer.

10.47	Securities Pledge Agreement, dated as of December 23, 2004, by BearingPoint, Inc., each domestic subsidiary of the Borrower and Bank of America, N.A., as Administrative Agent.

10.48	Security Agreement, dated as of December 23, 2004, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent.

10.49	Amendment No. 1 to Security Agreement, dated as of April 26, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent.

10.50	Guaranty Agreement, dated as of December 23, 2004, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent.

10.51	Amendment No. 1 to Guaranty Agreement, dated as of April 26, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent.
10.52	Letter of Credit Cash Collateral Agreement, dated as of April 26, 2005, by and among BearingPoint, Inc., the Administrative Agent and each of Bank of America, N.A. and JPMorgan Chase Bank, N.A.

10.53	Amended and Restated Letter of Credit Cash Collateral Agreement, dated as of July 19, 2005, by and among BearingPoint, Inc., the Administrative Agent and each of Bank of America, N.A. and JPMorgan Chase Bank, N.A.

10.54	Credit Agreement, dated as of July 19, 2005, among the Company, BearingPoint, LLC, UBS Securities LLC, as Lead Arranger, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent and UBS Loan Finance LLC, as Swingline Lender, and the Lenders and Guarantors party thereto.

Exhibit No.	Description

10.55	First Amendment to Credit Agreement, dated as of December 21, 2005 among the Company, BearingPoint, LLC, UBS Securities LLC, as Lead Arranger, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent and UBS Loan Finance LLC, as Swingline Lender, and the Lenders and Guarantors party thereto.

10.56	Security Agreement, dated as of July 19, 2005, among the Company and BearingPoint, LLC, the guarantors party thereto and UBS AG, Stamford Branch, as Administrative Agent.

10.57	Form of Revolving Note under the Credit Agreement, dated as of July 19, 2005.

10.58	Form of Swingline Note under the Credit Agreement, dated as of July 19, 2005.

10.59	Promissory Note, dated as of October 1, 2001, executed by Randolph C. Blazer, which is incorporated herein by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended June 30, 2002.

10.60	Promissory Note, dated as of October 1, 2001, executed by Michael J. Donahue, which is incorporated herein by reference to Exhibit 10.33 from the Company’s Form 10-K for the year ended June 30, 2002.

10.61	Promissory Note, dated as of October 1, 2001, executed by Bradley J. Schwartz, which is incorporated herein by reference to Exhibit 10.34 from the Company’s Form 10-K for the year ended June 30, 2002.

10.62	Promissory Note, dated as of October 1, 2001, executed by David W. Black, which is incorporated herein by reference to Exhibit 10.35 from the Company’s Form 10-K for the year ended June 30, 2002.

10.63	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.64	Form of Amended and Restated Special Termination Agreement.

10.65	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers and Other Key Executives, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.66	Form of 2.50% Series A Convertible Subordinated Debentures due 2024.

10.67	Form of 2.75% Series B Convertible Subordinated Debentures due 2024.

10.68	Purchase Agreement, dated as of December 16, 2004, among the Company and the Initial Purchasers named therein.
10.69	Indenture, dated as of December 22, 2004, by and between the Company and The Bank of New York, as trustee.

10.70	Resale Registration Rights Agreement, dated December 22, 2004, between the Company and the Initial Purchasers.

10.71	Form of 5.00% Convertible Senior Subordinated Debentures due 2025.

10.72	Form of Securities Purchase Agreement, dated April 21, 2005, among the Company and the purchasers named therein.

10.73	Indenture, dated as of April 27, 2005, by and between the Company and the Bank of New York, as trustee.

10.74	Registration Rights Agreement, dated April 27, 2005, between the Company and the placement agents.

Exhibit No.	Description

10.75	Securities Purchase Agreement, dated July 15, 2005, among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC.

10.76	Form of 0.50% Convertible Senior Subordinated Debentures due July 2010.

10.77	Form of Warrant Certificate, dated July 15, 2005.

10.78	Registration Rights Agreement, dated July 15, 2005, between the Company and Friedman Fleischer & Lowe, LLC.

10.79	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.80	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.81	Form of Restricted Stock Unit agreement under the Company’s 2000 Long-Term Incentive Plan for managing directors and employees.

10.82	Severance and Consulting Agreement and Release of Claims, dated as of November 10, 2004, between the Company and Randolph C. Blazer.

10.83	Executive Compensation Program, effective as of November 10, 2004, between the Company and Roderick C. McGeary.

10.84	Employment Letter, effective as of January 14, 2005, between the Company and Joseph Corbett.

10.85	Independent Contractor Letter Agreement, dated May 24, 2005 between the Company and Joseph Corbett.

10.86	Employment Letter, effective as of March 21, 2005, between the Company and Harry L. You.

10.87	Managing Director Agreement, dated as of March 21, 2005, between the Company and Harry L. You.

10.88	Restricted Stock Unit Agreement, dated March 21, 2005, between the Company and Harry L. You.

10.89	Special Termination Agreement, dated as of March 21, 2005, between the Company and Harry L. You.

10.90	Stock Option Agreement, between the Company and Harry L. You.

10.91	Employment Letter, effective as of July 1, 2005, between the Company and Judy A. Ethell.

10.92	Restricted Stock Unit Agreement, dated July 1, 2005, between the Company and Judy A. Ethell.

10.93	Special Termination Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell.

10.94	Terms of transition services arrangements with Michael J. Donahue.

10.95	Terms of transition services arrangements with Bradley J. Schwartz.

10.96	Terms of transition services arrangements with Nathan H. Peck, Jr.

14.1	Code of Business Conduct and Ethics, which is incorporated herein by reference to Exhibit 14.1 of the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

Exhibit No.	Description

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated June 12, 2003, which is incorporated herein by reference to Exhibit 16.1 from the Company’s Form 8-K filed on June 12, 2003.

21.1	List of subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

99.1	Factors Affecting Future Financial Results.

Item 15(c)

Schedule II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charge (Credit) to Costs and Expenses (a)	Deductions- Write Offs	Balance at End of Period
	(in thousands)

Year Ended December 31, 2004	$17,240	$(1,057)	$(4,887)	$11,296

Six Months Ended December 31, 2003 (as restated)	18,727	3,901	(5,388)	17,240

Year Ended June 30, 2003 (as restated)	28,645	2,879	(12,797)	18,727

Year Ended June 30, 2002 (unaudited)	27,467	22,510	(21,332)	28,645

(a)	Expense reflected in other costs of service in the Consolidated Financial Statements

Income Tax Valuation Allowance	Balance at Beginning of Period	Charged to Income Tax Provision	Charged to Other Accounts (b)	Credited to Income Tax Provision	Balance at End of Period
	(in thousands)

Year ended December 31, 2004	$(88,037)	$(24,757)	$(1,981)	$—	$(114,775)

Six Months ended December 31, 2003	(58,034)	(18,169)	(11,834)	—	(88,037)

Year ended June 30, 2003	(41,536)	(15,709)	(789)	—	(58,034)

Year ended June 30, 2002 (unaudited)	(29,100)	(14,007)	1,571	—	(41,536)

(b)	Other accounts include deferred tax accounts.

Income Tax Reserve	Balance at Beginning of Period	Tax Reserve Charged to Income Tax Provision	Charged to Other Accounts (c)	Tax Reserve Credited to Income Tax Provision	Balance at End of Period
	(in thousands)

Year ended December 31, 2004	$28,403	$7,997	$1,565	$—	$37,965

Six Months ended December 31, 2003	23,884	3,391	1,128	—	28,403

Year ended June 30, 2003	11,436	6,030	6,418	—	23,884

Year ended June 30, 2002 (unaudited)	2,471	9,164	(199)	—	11,436

(c)	Other accounts include goodwill and currency translation accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEARINGPOINT, INC.

Date: January 31, 2006	By:	/s/ HARRY L. YOU
Harry L. You Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 31, 2006.

Signature	Title
/s/ HARRY L. YOU Harry L. You	Director, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive and Financial Officer)

/s/ JUDY A. ETHELL Judy A. Ethell	Executive Vice President—Finance and Chief Accounting Officer (Principal Accounting Officer)

/s/ RODERICK C. MCGEARY Roderick C. McGeary	Chairman of the Board

/s/ DOUGLAS C. ALLRED Douglas C. Allred	Director

/s/ BETSY J. BERNARD Betsy J. Bernard	Director

/s/ SPENCER C. FLEISCHER Spencer C. Fleischer	Director

/s/ WOLFGANG KEMNA Wolfgang Kemna	Director

/s/ ALBERT L. LORD Albert L. Lord	Director

/s/ ALICE M. RIVLIN Alice M. Rivlin	Director

/s/ J. TERRY STRANGE J. Terry Strange	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.2	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.3	Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.4	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1.

10.5	Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form S-1.

10.6	Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form S-1.

10.7	Form of Managing Director Agreement, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended June 30, 2003.

10.8	Form of Amendment to the Managing Director Agreement, dated as of January 31, 2005, between the Company and each of Bradley J. Schwartz, David W Black, and certain executive officers.

10.9	Form of Amended Managing Director Agreement.

10.10	Stock Purchase Agreement dated as of December 29, 1999, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1.

Exhibit No.	Description
10.11	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.12	Irrevocable Waiver, dated May 17, 2004, by Cisco Systems, Inc. with respect to the Investor Rights Agreement, dated January 31, 2000 and the Stock Purchase Agreement, dated December 29, 1999, which is incorporated herein by reference to Exhibit 10.49 of the Company’s Form S-1/A (Registration No. 333-100199).

10.13	Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the Company’s Form S-1.

10.14	Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form 10-K for the year ended June 30, 2001.

10.15	Amendment No. 2 to Alliance Agreement, dated March 4, 2002, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ended March 31, 2002.

10.16	Oracle Partnernetwork Worldwide Agreement, dated as of May 30, 2002, between the Company and Oracle Corporation, which is incorporated herein by reference to Exhibit 10.14 from the Company’s Form 10-K for the year ended June 30, 2003.

10.17	Amendment One to the Oracle Partnernetwork Worldwide Agreement, dated May 30, 2002, between the Company and Oracle Corporation, which is incorporated herein by reference to Exhibit 10.15 from the Company’s Form 10-K for the year ended June 30, 2003.

10.18	SAP Global Partner-Services Agreement dated March 8, 2003, between the Company and SAP AG, which is incorporated herein by reference to Exhibit 10.16 from the Company’s Form 10-K for the year ended June 30, 2003.

10.19	Amended and Restated 2000 Long-Term Incentive Plan, effective November 4, 2003, which is incorporated herein by reference to Exhibit 10.17 from the Company’s Form S-1/A (Registration No. 333-100199).

10.20	Employee Stock Purchase Plan, as amended and restated October 2, 2002, which is incorporated herein by reference to Exhibit 10.18 from the Company’s Form 10-K for the year ended June 30, 2003.

10.21	Employee Stock Purchase Plan, as amended and restated December 9, 2005.

10.22	Amended and Restated 401(k) Plan dated August 21, 2003, which is incorporated herein by reference to Exhibit 10.19 from the Company’s Form 10-K for the year ended June 30, 2003.

10.23	Amendment No. 1 to Amended and Restated 401(k) Plan dated April 29, 2004, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form S-1/A (Registration No. 333-100199).

10.24	Amendment No. 2 to Amended and Restated 401(k) Plan dated June 24, 2005.

10.25	Amendment No. 3 to Amended and Restated 401(k) Plan dated August 22, 2005.

10.26	Amendment No. 4 to Amended and Restated 401(k) Plan dated November 1, 2005.

10.27	Deferred Compensation Plan, as amended and restated as of August 1, 2003, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form 10-K for the year ended June 30, 2003.

Exhibit No.	Description
10.28	Amendment to Deferred Compensation Plan effective as of December 31, 2004.

10.29	BearingPoint, Inc. Managing Directors Deferred Compensation Plan dated January 1, 2005.

10.30	Amended and Restated BearingPoint, Inc. Managing Directors Deferred Compensation Plan dated January 1, 2006.

10.31	Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications International, Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form S-1.

10.32	Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2004, between KCI Funding Corporation, BearingPoint, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein by reference to Exhibit 10.22 from the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

10.33	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of May 21, 2004, between KCI Funding Corporation, BearingPoint, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein by reference to Exhibit 10.50 from the Company’s Form S-1/A (Registration No. 333-100199).

10.34	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 21, 2004, between KCI Funding Corporation, BearingPoint, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended June 30, 2004.

10.35	Purchase and Sale Agreement, dated as of May 22, 2000, between the Company and KCI Funding Corporation, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.36	Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.37	Revolving Credit Facility Agreement, dated May 29, 2002, between the Company, the guarantors referred to therein, the banks party thereto, PNC Bank National Association, as the administrative agent, PNC Capital Markets, Inc. and JP Morgan Securities, Inc., as the arrangers, Barclays Bank PLC, as the syndication agent, JP Morgan Chase Bank, Citibank N.A. and Bank of America, N.A. as the documentation agents and SunTrust Bank, as the co-agent, which is incorporated herein by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended June 30, 2002.

10.38	Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.39	Second Amendment to Credit Facility Agreement, dated November 14, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 8-K filed on November 27, 2002.

10.40	Third Amendment to Credit Facility Agreement, dated May 13, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.37 from the Company’s Form 10-K for the year ended June 30, 2003.

Exhibit No.	Description
10.41	Fourth Amendment to Credit Facility Agreement, dated November 25, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

10.42	Fifth Amendment to Credit Facility Agreement, dated March 19, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

10.43	Sixth Amendment to Credit Facility Agreement, dated September 13, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 20, 2004.

10.44	Credit Agreement, dated as of December 17, 2004, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and L/C Issuer, and the Lenders party thereto.

10.45	Amendment No. 1 to the Credit Agreement, dated as of March 17, 2005 by and among the Company, each of the Guarantors, each Lender signatory thereto, and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and an L/C Issuer.

10.46	Amendment No. 2 to the Credit Agreement, dated as of March 24, 2005, by and among the Company, each of the Guarantors, each Lender signatory thereto, and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and an L/C Issuer.

10.47	Securities Pledge Agreement, dated as of December 23, 2004, by BearingPoint, Inc., each domestic subsidiary of the Borrower and Bank of America, N.A., as Administrative Agent.

10.48	Security Agreement, dated as of December 23, 2004, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent.

10.49	Amendment No. 1 to Security Agreement, dated as of April 26, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent.

10.50	Guaranty Agreement, dated as of December 23, 2004, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent.

10.51	Amendment No. 1 to Guaranty Agreement, dated as of April 26, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent.

10.52	Letter of Credit Cash Collateral Agreement, dated as of April 26, 2005, by and among BearingPoint, Inc., the Administrative Agent and each of Bank of America, N.A and JPMorgan Chase Bank, N.A.

10.53	Amended and Restated Letter of Credit Cash Collateral Agreement, dated as of July 19, 2005, by and among BearingPoint, Inc., the Administrative Agent and each of Bank of America, N.A. and JPMorgan Chase Bank, N.A.

10.54	Credit Agreement, dated as of July 19, 2005, among the Company, BearingPoint, LLC, UBS Securities LLC, as Lead Arranger, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent and UBS Loan Finance LLC, as Swingline Lender, and the Lenders and Guarantors party thereto.

Exhibit No.	Description
10.55	First Amendment to Credit Agreement, dated as of December 21, 2005 among the Company, BearingPoint, LLC, UBS Securities LLC, as Lead Arranger, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent and UBS Loan Finance LLC, as Swingline Lender, and the Lenders and Guarantors party thereto.

10.56	Security Agreement, dated as of July 19, 2005, among the Company and BearingPoint, LLC, the guarantors party thereto and UBS AG, Stamford Branch, as Administrative Agent.

10.57	Form of Revolving Note under the Credit Agreement, dated as of July 19, 2005.

10.58	Form of Swingline Note under the Credit Agreement, dated as of July 19, 2005.

10.59	Promissory Note, dated as of October 1, 2001, executed by Randolph C. Blazer, which is incorporated herein by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended June 30, 2002.

10.60	Promissory Note, dated as of October 1, 2001, executed by Michael J. Donahue, which is incorporated herein by reference to Exhibit 10.33 from the Company’s Form 10-K for the year ended June 30, 2002.

10.61	Promissory Note, dated as of October 1, 2001, executed by Bradley J. Schwartz, which is incorporated herein by reference to Exhibit 10.34 from the Company’s Form 10-K for the year ended June 30, 2002.

10.62	Promissory Note, dated as of October 1, 2001, executed by David W. Black, which is incorporated herein by reference to Exhibit 10.35 from the Company’s Form 10-K for the year ended June 30, 2002.

10.63	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.64	Form of Amended and Restated Special Termination Agreement.

10.65	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers and Other Key Executives, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.66	Form of 2.50% Series A Convertible Subordinated Debentures due 2024.

10.67	Form of 2.75% Series B Convertible Subordinated Debentures due 2024.

10.68	Purchase Agreement, dated as of December 16, 2004, among the Company and the Initial Purchasers named therein.

10.69	Indenture, dated as of December 22, 2004, by and between the Company and The Bank of New York, as trustee.

10.70	Resale Registration Rights Agreement, dated December 22, 2004, between the Company and the Initial Purchasers.

10.71	Form of 5.00% Convertible Senior Subordinated Debentures due 2025.

10.72	Form of Securities Purchase Agreement, dated April 21, 2005, among the Company and the purchasers named therein.

10.73	Indenture, dated as of April 27, 2005, by and between the Company and the Bank of New York, as trustee.

Exhibit No.	Description
10.74	Registration Rights Agreement, dated April 27, 2005, between the Company and the placement agents.

10.75	Securities Purchase Agreement, dated July 15, 2005, among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC.

10.76	Form of 0.50% Convertible Senior Subordinated Debentures due July 2010.

10.77	Form of Warrant Certificate, dated July 15, 2005.

10.78	Registration Rights Agreement, dated July 15, 2005, between the Company and Friedman Fleischer & Lowe, LLC.

10.79	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.80	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.81	Form of Restricted Stock Unit agreement under the Company’s 2000 Long-Term Incentive Plan for managing directors and employees.

10.82	Severance and Consulting Agreement and Release of Claims, dated as of November 10, 2004, between the Company and Randolph C. Blazer.

10.83	Executive Compensation Program, effective as of November 10, 2004, between the Company and Roderick C. McGeary.

10.84	Employment Letter, effective as of January 14, 2005, between the Company and Joseph Corbett.

10.85	Independent Contractor Letter Agreement, dated May 24, 2005 between the Company and Joseph Corbett.

10.86	Employment Letter, effective as of March 21, 2005, between the Company and Harry L. You.

10.87	Managing Director Agreement, dated as of March 21, 2005, between the Company and Harry L. You.

10.88	Restricted Stock Unit Agreement, dated March 21, 2005, between the Company and Harry L. You.

10.89	Special Termination Agreement, dated as of March 21, 2005, between the Company and Harry L. You.

10.90	Stock Option Agreement, between the Company and Harry L. You.

10.91	Employment Letter, effective as of July 1, 2005, between the Company and Judy A. Ethell.

10.92	Restricted Stock Unit Agreement, dated July 1, 2005, between the Company and Judy A. Ethell.

10.93	Special Termination Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell.

10.94	Terms of transition services arrangements with Michael J. Donahue.

10.95	Terms of transition services arrangements with Bradley J. Schwartz.

10.96	Terms of transition services arrangements with Nathan H. Peck, Jr.

14.1	Code of Business Conduct and Ethics, which is incorporated herein by reference to Exhibit 14.1 of the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

Exhibit No.	Description
16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated June 12, 2003, which is incorporated herein by reference to Exhibit 16.1 from the Company’s Form 8-K filed on June 12, 2003.

21.1	List of subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

99.1	Factors Affecting Future Financial Results.

