Form 10-Q/A
period 2004-03-31
BEARINGPOINT INC
filed 2006-03-10
CIK 1113247

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

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2004

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of BearingPoint, Inc. (the “Company”) for the quarter ended March 31, 2004, as originally filed by the Company on May 10, 2004 (the “Original Filing”).

This Amendment is being filed to reflect a restatement of the Company’s financial statements to correct accounting errors and departures from generally accepted accounting principles (“GAAP”). The following items have been amended as a result of the restatement:

(i) Part I, Item 1, “Financial Statements,” has been revised to restate certain amounts included in the Company’s Consolidated Condensed Financial Statements for the three months ended March 31, 2004 and 2003 (see also Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements for discussion of significant changes);

(ii) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” has been revised to reflect the restatement of the Company’s Consolidated Condensed Financial Statements for the three months ended March 31, 2004 and 2003; and

(iii) Part I, Item 4, “Controls and Procedures,” has been revised to disclose certain matters identified in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2004.

In addition, Exhibit 99.1 (Factors Affecting Future Financial Results) to the Original Filing has been superseded by Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”), filed on January 31, 2006. Accordingly, as reflected in the Exhibit Index, Exhibit 99.1 to the 2004 Form 10-K is incorporated by reference as Exhibit 99.1 to this Form 10-Q/A.

The circumstances necessitating the restatement and the effects of the restatement on the quarters ended March 31, 2004 and 2003 are more fully described in Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, other than items relating to the restatement (see Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements), disclosure relating to controls and procedures, and Exhibit 99.1 (Factors Affecting Future Financial Results) to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings (and any amendments thereto) made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the 2004 Form 10-K.

The 2004 Form 10-K included (i) restated financial statements and related selected financial information for the six-month transition period ended December 31, 2003 and for the fiscal years ended June 30, 2003 and 2002 (unaudited), (ii) restated selected financial information for the fiscal year ended June 30, 2001, and the five-month period ended June 30, 2000, and (iii) restated selected financial information for the quarterly periods corresponding to the six-month transition period ended December 31, 2003 and to the fiscal years ended December 31, 2004 and June 30, 2003, to correct accounting errors and departures from GAAP in those periods.

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2004

PART I,  ITEM 1.—FINANCIAL STATEMENTS

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
	(as restated)	(as restated)
Revenue	$888,603	$826,685

Costs of service:
Professional compensation	378,440	381,686
Other direct contract expenses	294,242	201,413
Lease and facilities restructuring charges	3,335	5,769
Other costs of service	69,732	68,768

Total costs of service	745,749	657,636

Gross profit	142,854	169,049

Amortization of purchased intangible assets	1,095	12,403
Selling, general and administrative expenses	150,637	138,258

Operating income (loss)	(8,878)	18,388

Interest income	205	446
Interest expense	(4,409)	(4,783)
Other income (expense), net	(2,026)	760

Income (loss) before taxes	(15,108)	14,811
Income tax expense	1,902	11,920

Net income (loss)	$(17,010)	$2,891

Earnings (loss) per share—basic and diluted:	$(0.09)	$0.02

Weighted average shares—basic	195,258,684	190,287,455

Weighted average shares—diluted	195,258,684	190,327,222

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2004	December 31, 2003
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$116,231	$122,475
Accounts receivable, net	394,989	357,653
Unbilled revenue	362,606	315,431
Income tax receivable	24,942	22,942
Deferred income taxes	65,064	57,976
Prepaid expenses and other current assets	80,648	52,640

Total current assets	1,044,480	929,117
Property and equipment, net	197,917	199,517
Goodwill	974,946	991,347
Other intangible assets, net	6,989	8,156
Deferred income taxes, less current portion	59,327	59,568
Other assets	29,387	23,908

Total assets	$2,313,046	$2,211,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$9,614	$9,345
Accounts payable	281,807	232,577
Accrued payroll and employee benefits	227,126	217,965
Deferred revenue	60,587	74,378
Income tax payable	58,567	48,886
Current portion of accrued lease and facilities charge	22,408	22,048
Deferred income taxes	7,502	10,917
Other current liabilities	123,655	117,178

Total current liabilities	791,266	733,294
Notes payable, less current portion	298,060	238,883
Accrued employee benefits	64,136	62,821
Accrued lease and facilities charge, less current portion	32,144	33,850
Deferred income taxes, less current portion	8,862	11,073
Other liabilities	66,348	61,697

Total liabilities	1,260,816	1,141,618

Commitments and contingencies (Note 11)
Stockholders’ equity :
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 200,207,400 shares issued and 196,395,150 shares outstanding on March 31, 2004 and 198,295,364 shares issued and 194,483,114 shares outstanding on December 31, 2003	1,992	1,973
Additional paid-in capital	1,121,747	1,105,631
Accumulated deficit	(233,340)	(216,330)
Notes receivable from stockholders	(8,995)	(9,114)
Accumulated other comprehensive income	206,553	223,562
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,052,230	1,069,995

Total liabilities and stockholders’ equity	$2,313,046	$2,211,613

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
	(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss)	$(17,010)	$2,891
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(12,538)	(7,809)
Provision (benefit) for doubtful accounts	1,477	(6,390)
Stock awards	2,336	3,379
Depreciation and amortization of property and equipment	19,019	19,511
Amortization of purchased intangible assets	1,095	12,403
Lease and facilities restructuring charges	3,335	5,769
Other	854	(654)
Changes in assets and liabilities:
Accounts receivable	(40,008)	103,517
Unbilled revenue	(47,820)	(80,737)
Income tax receivable, prepaid expenses and other current assets	(7,354)	(41,913)
Other assets	(4,901)	536
Accrued payroll and employee benefits	9,922	(19,827)
Accounts payable and other current liabilities	25,970	(28,330)
Other liabilities	2,888	(2,664)

Net cash used in operating activities	(62,735)	(40,318)

Cash flows from investing activities:
Purchases of property and equipment	(18,249)	(25,425)
Businesses acquired, net of cash acquired	—	(2,779)

Net cash used in investing activities	(18,249)	(28,204)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,052	15,242
Proceeds from notes payable	163,150	206,173
Repayment of notes payable	(104,265)	(175,400)
Payments on notes receivable from stockholders	119	—
Increase (decrease) in book overdrafts	3,134	(989)

Net cash provided by financing activities	75,190	45,026

Effect of exchange rate changes on cash and cash equivalents	(450)	601

Net decrease in cash and cash equivalents	(6,244)	(22,895)
Cash and cash equivalents—beginning of period	122,475	83,468

Cash and cash equivalents—end of period	$116,231	$60,573

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of BearingPoint, Inc. (referred to below as “we,” “our,” “BearingPoint” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q/A. These statements do not include all of the information and note disclosures required by generally accepted accounting principles (“GAAP”), and should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the SEC on January 31, 2006. The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year.

The interim consolidated condensed financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to calendar year 2004, certain of the Company’s consolidated foreign subsidiaries within the Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America regions reported their results on a one-month lag, which allowed additional time to compile results. During the first quarter of 2004, the Company recorded a change in accounting principle resulting from certain Asia Pacific operations now reporting on a current period basis. The purpose of the change is to have these certain foreign subsidiaries report on a basis that is consistent with the Company’s fiscal reporting period. As a result, net loss for the three months ended March 31, 2004 includes a cumulative effect of a change in accounting principle of $529, which represents the December 2003 loss for these entities. This amount is included in other income (expense), net in the interim consolidated condensed statement of operations for the three months ended March 31, 2004 due to the immateriality of the effect of the change in accounting principle to consolidated net loss. Certain of the Company’s consolidated foreign subsidiaries within EMEA continue to report their results of operations on a one-month lag.

Note 2. Restatement

As previously reported in the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC on January 31, 2006, the Company restated its previously filed consolidated balance sheet at December 31, 2003, and consolidated statements of operations, cash flows, and changes in stockholders’ equity for the six-month period ended December 31, 2003 and for the fiscal years ended June 30, 2003 and 2002 (unaudited) to correct accounting errors and departures from GAAP in those periods. In addition, the restatement also impacted the previously issued consolidated condensed financial statements for the quarterly periods during the year ended December 31, 2004 and the corresponding quarterly periods during the six months ended December 31, 2003 and the fiscal year ended June 30, 2003. Accordingly, the Company restated its previously filed consolidated condensed balance sheets, interim consolidated condensed statements of operations, and consolidated condensed statements of cash flows for quarterly periods during the years ended December 31, 2004 and 2003.

The Company has categorized the restatement adjustments into nine categories. Each category is defined briefly below:

Accounting for Customer Contracts

During its close procedures for the year ended December 31, 2004, the Company performed an extensive review of substantially all of its contractual arrangements with its customers in North America to ensure that

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

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

•	Misapplication of GAAP in accounting for contractual arrangements as it pertains to Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” For example, for a specific service line the Company inappropriately recorded revenue on its contracts as services were delivered to the clients. Based upon the specific contracts for these engagements, revenue should have been recorded only when the services had been fully delivered to the client;

•	Inaccurate accumulation of contract costs, such as engagement subcontractor costs;

•	Inaccurate client contractual hourly bill rates entered in the project accounting system;

•	Improper classification of amounts between accounts receivable and unbilled revenue as a result of invoices issued outside of the project accounting system; and

•	Inaccurate recording of revenue related to time-and-materials contracts under the Company’s previous project accounting system. The Company’s project accounting system prior to April 1, 2004 had limitations on how revenue was recognized for time and materials contracts. As a result, we recorded adjustments to revenue in prior periods in order to report revenue accurately.

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

The Company also has identified errors in accounting for customer contracts in certain of its international operations (in addition to the revenue recognition errors related to Australia described below). These errors primarily relate to:

•	Inaccuracies in accumulating estimated total contract costs for certain contracts. This resulted in improper recognition of revenue under the percentage-of-completion method of accounting; and

•	Improper recognition of revenue that could not be billed based upon the underlying contractual support.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Consequently, the Company has recorded corrections to properly account for revenue, other direct contract expenses, unbilled revenue and accounts receivable for all of the errors and adjustments discussed above.

Intercompany Loan Classifications

Statement of Financial Accounting Standards, (“SFAS”) No. 52, “Foreign Currency Translation,” requires that foreign exchange gains and losses resulting from the translation of intercompany loans be accounted for based on the characterization of the intercompany loan as current or long-term. Translation gains and losses for short-term intercompany loans are recognized as a charge or credit to other income (expense), net, in the statement of operations. Translation gains or losses on long-term intercompany loans are recognized as a component of accumulated other comprehensive income on the balance sheet. Management’s intent relative to the timing of repayment of these intercompany loans determines the classification between long and short-term. While certain of the intercompany loans were repaid or are planned to be repaid, the Company had inappropriately considered all intercompany loans to be long-term. Accordingly, the Company analyzed historical intercompany loans for all periods presented to determine the appropriate characterization of these loans between short and long-term based on past repayments and planned future payments.

Accounting for Leases and Facilities Charges

Certain of the Company’s lease contracts contain rent holidays, escalation clauses, landlord/tenant incentives and asset retirement obligations, which the Company did not account for in accordance with GAAP. In particular, (i) the Company recorded rent expense for certain operating leases on a cash basis, without consideration for rent holidays or escalations; (ii) the Company did not appropriately record or amortize landlord/tenant incentives, and in some cases, netted reimbursements with leasehold improvement assets; (iii) the Company did not properly record or amortize leasehold improvements over the appropriate periods, and in some cases, inappropriately amortized leasehold improvements over terms that included assumptions of lease renewals; and (iv) the Company did not completely or accurately record asset retirement obligations related to leasehold improvement assets. These errors also impacted amounts previously recorded in connection with the Company’s lease and facilities restructuring charges. Accordingly, the Company has recorded adjustments to correct the errors identified in its application of GAAP as it pertains to the accounting for lease-related expenses.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

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

Other Adjustments

The Company corrected other miscellaneous items identified as part of the restatement, none of which are individually significant to the Company’s consolidated condensed financial position, results of operations or cash flows.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes the impact of all restatement adjustments on previously reported net income (loss), basic and diluted earnings (loss) per share for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income as previously reported	$1,624	$4,141

Restatement adjustments (pretax):
Accounting for customer contracts	(6,396)	(1,537)
Revenue recognition related to Australia	123	(64)
Intercompany loan classifications	(928)	232
Accounting for lease and facilities charges	(493)	(485)
Accounting for employee global mobility and tax equalization	(5,252)	(1,417)
Accounting for property and equipment	(1,439)	(58)
Adjustments for accounts payable, accrued expenses and expense cut-off	(11,119)	2,986
Other adjustments	874	442

Total net restatement adjustments (pre-tax)	(24,630)	99

Tax effect of restatement adjustments above	8,846	(365)
Errors related to accounting for income taxes	(2,850)	(984)

Total taxes	5,996	(1,349)

Total net restatements adjustments	(18,634)	(1,250)

Net income (loss) as restated	$(17,010)	$2,891

Earnings (loss) per share—basic:
Basic earnings per share as originally reported	$0.01	$0.02
Effect of net adjustments	(0.10)	—

Basic earnings (loss) per share as restated	$(0.09)	$0.02

Earnings (loss) per share—diluted:
Diluted earnings per share as originally reported	$0.01	$0.02
Effect of net adjustments	(0.10)	—

Diluted earnings (loss) per share as restated	$(0.09)	$0.02

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following tables outline the effects of the aforementioned restatement adjustments on the Company’s originally issued consolidated condensed statements of operations for the three months ended March 31, 2004 and 2003 and the consolidated condensed balance sheet at March 31, 2004:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	As Reported	Effect of Restatement	As Restated	As Reported	Effect of Restatement	As Restated
Revenue	$861,041	$27,562	$888,603	$818,870	$7,815	$826,685

Cost of service:
Professional compensation	375,742	2,698	378,440	379,682	2,004	381,686
Other direct contract expenses	260,739	33,503	294,242	192,598	8,815	201,413
Lease and facilities restructuring charges	3,572	(237)	3,335	5,612	157	5,769
Other costs of service	66,958	2,774	69,732	66,330	2,438	68,768

Total costs of service	707,011	38,738	745,749	644,222	13,414	657,636

Gross profit	154,030	(11,176)	142,854	174,648	(5,599)	169,049
Amortization of purchased intangible assets	1,095	—	1,095	12,396	7	12,403
Selling, general and administrative expenses	137,930	12,707	150,637	141,526	(3,268)	138,258

Operating income (loss)	15,005	(23,883)	(8,878)	20,726	(2,338)	18,388
Interest/other income (expense), net	(5,483)	(747)	(6,230)	(6,014)	2,437	(3,577)

Income (loss) before taxes	9,522	(24,630)	(15,108)	14,712	99	14,811
Income tax expense (benefit)	7,898	(5,996)	1,902	10,571	1,349	11,920

Net income (loss)	$1,624	$(18,634)	$(17,010)	$4,141	$(1,250)	$2,891

Income (loss) per share—basic	$0.01	$(0.10)	$(0.09)	$0.02	$0.00	$0.02

Income (loss) per share—diluted	$0.01	$(0.10)	$(0.09)	$0.02	$0.00	$0.02

Weighted average shares—basic	195,258,684		195,258,684	190,287,455		190,287,455

Weighted average shares—diluted	198,203,736		195,258,684	190,327,222		190,327,222

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

	As of March 31, 2004
	As Reported	Effect of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$116,792	$(561)	$116,231
Accounts receivable, net	394,956	33	394,989
Unbilled revenue	305,615	56,991	362,606
Income tax receivable	—	24,942	24,942
Deferred income taxes	42,168	22,896	65,064
Prepaid expenses and other current assets	79,088	1,560	80,648

Total current assets	938,619	105,861	1,044,480
Property and equipment, net	204,151	(6,234)	197,917
Goodwill	962,149	12,797	974,946
Other intangible assets, net	6,989	—	6,989
Deferred income taxes, less current portion	52,099	7,228	59,327
Other assets	24,203	5,184	29,387

Total assets	$2,188,210	$124,836	$2,313,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$9,614	$—	$9,614
Accounts payable	197,894	83,913	281,807
Accrued payroll and employee benefits	177,337	49,789	227,126
Deferred revenue	55,366	5,221	60,587
Income tax payable	30,672	27,895	58,567
Current portion of accrued lease and facilities charge	22,426	(18)	22,408
Deferred income taxes	1,151	6,351	7,502
Other current liabilities	134,267	(10,612)	123,655

Total current liabilities	628,727	162,539	791,266
Notes payable, less current portion	298,060	—	298,060
Accrued employee benefits	64,136	—	64,136
Accrued lease and facilities charge, less current portion	31,323	821	32,144
Deferred income taxes, less current portion	4,656	4,206	8,862
Other liabilities	31,307	35,041	66,348

Total liabilities	1,058,209	202,607	1,260,816

Stockholders’ equity :
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized	1,992	—	1,992
Additional paid-in capital	1,122,775	(1,028)	1,121,747
Accumulated deficit	(156,180)	(77,160)	(233,340)
Notes receivable from stockholders	(8,995)	—	(8,995)
Accumulated other comprehensive income	206,136	417	206,553
Treasury stock, at cost (3,812,250 shares)	(35,727)	—	(35,727)

Total stockholders’ equity	1,130,001	(77,771)	1,052,230

Total liabilities and stockholders’ equity	$2,188,210	$124,836	$2,313,046

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required assuming the Company had accounted for its stock-based awards issued to employees under the fair value method and amortized as a charge to earnings over the awards’ vesting period. The weighted average fair value of stock options granted during the three months ended March 31, 2004 and 2003 were $6.33 and $4.93, respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price Expected Volatility	Risk-Free Interest Rate	Expected Life	Expected Dividend Yield
Three months ended March 31, 2004	66.31%	3.26%	6	—
Three months ended March 31, 2003	72.00%	2.91%	6	—

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value method for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(as restated)	(as restated)
Net income (loss)	$(17,010)	$2,891
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	1,990	1,884

Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(23,383)	(23,834)

Pro forma net loss	$(38,403)	$(19,059)

Earnings (loss) per share:
Basic and diluted—as reported	$(0.09)	$0.02

Basic and diluted—pro forma	$(0.20)	$(0.10)

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 4. Stock Awards and Employee Stock Purchase Plan

In connection with the purchase business acquisitions (as defined under U.S. GAAP and referred to in this Form 10-Q/A as “acquisitions”) relating to all or portions of certain Andersen Business Consulting practices, the Company committed to the issuance of approximately 3,000,000 shares of its common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $1,987 and $2,765 for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, 1,240,387 shares of common stock have been issued.

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

Note 5. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2004	2003
	(as restated)	(as restated)
Net income (loss)	$(17,010)	$2,891

Weighted average shares outstanding—basic	195,258,684	190,287,455
Assumed exercise of stock options	—	39,767

Weighted average shares outstanding—diluted	195,258,684	190,327,222

Earnings per share—basic and diluted	$(0.09)	$0.02

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings (loss) per share as the effect would have been anti-dilutive were 60,942,756 and 51,706,610 for the three months ended March 31, 2004 and 2003, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 6. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2004	2003
	(as restated)	(as restated)
Net income (loss)	$(17,010)	$2,891
Foreign currency translation adjustment, net of tax (a)	(16,907)	35,266
Minimum pension liability adjustment	(63)	—
Unrealized loss on derivative instruments, net of tax	(39)	(39)

Comprehensive income (loss)	$(34,019)	$38,118

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of the Euro and Japanese Yen against the U.S. dollar.

Note 7. Segment Reporting

The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer and interim Chief Financial Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its four North America industry groups (Public Services, Financial Services, Communications, Content and Utilities (previously referred to as Communications and Content), and Consumer, Industrial and Technology), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing).

	Three Months Ended March 31,
	2004		2003
	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)
	(as restated)	(as restated)	(as restated)	(as restated)
Public Services	$378,887	$86,100	$281,666	$77,322
Communications, Content and Utilities	63,165	6,327	89,441	20,708
Financial Services	67,432	9,858	60,421	12,065
Consumer, Industrial and Technology	114,602	16,401	137,871	28,754
EMEA	153,934	11,400	157,603	7,697
Asia Pacific	87,555	9,883	83,860	8,378
Latin America	20,815	2,591	15,749	3,029
Corporate/Other (1)	2,213	(151,438)	74	(139,565)

Total	$888,603	$(8,878)	$826,685	$18,388

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended March 31, 2004, the Company purchased $1,547 of equipment from KPMG LLP. The Company is charged for the use of capital assets by usage charges that are included in the monthly costs under the transition services agreement.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, at the reporting unit level, for the three months ended March 31, 2004 are as follows:

	Balance December 31, 2003	Additions	Other (a)	Balance March 31, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
Public Services	$23,581	$—	$—	$23,581
Communications, Content and Utilities	24,357	—	—	24,357
Financial Services	9,210	—	—	9,210
Consumer, Industrial and Technology	39,831	—	—	39,831
EMEA (b)	821,649	—	(17,698)	803,951
Asia Pacific (c)	71,717	—	1,297	73,014
Latin America	800	—	—	800
Corporate/Other	202	—	—	202

Total	$991,347	$—	$(16,401)	$974,946

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments.
(b)	Restated goodwill balance in the EMEA segment as of December 31, 2003 increased by $7,068 primarily due to restatement adjustments associated with certain pre-acquisition tax contingencies from the Andersen Business Consulting acquisitions. Refer to Note 2, “Restatement,” where this correction of an error is included as a component of “Accounting for Income Taxes” category.
(c)	Restated goodwill balance in the Asia Pacific segment as of December 31, 2003 increased by $3,057 primarily due to restatement adjustments associated with errors in foreign currency exchange calculations in the Australian subsidiary. Refer to Note 2, “Restatement”, where this correction of an error is included as a component of “Other Adjustments” category.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Amortization expense related to identifiable intangible assets was $1,095 and $12,403 for the three months ended March 31, 2004 and 2003, respectively.

Note 10. Reduction in Workforce and Lease and Facilities Charges

In connection with the Company’s previously announced office space reduction efforts, the Company recorded a $3,335 restructuring charge during the three months ended March 31, 2004 related to lease, facility and other exit activities, primarily in the North America, EMEA and Asia Pacific regions. The $3,335 charge, recorded within the Corporate/Other operating segment, included $1,923 related to the fair value of future lease obligations (net of estimated sublease income), $250 representing the unamortized cost of fixed assets and $1,162 in other costs associated with exiting facilities. The Company incurred additional lease and facilities related restructuring charges of $8,364 during the second quarter of calendar year 2004 as the Company continued to eliminate excess capacity and align its office space with its current workforce and the needs of the business. The Company expects to incur total lease and facilities related restructuring charges under the current office space reduction efforts of $73,135, of which $64,771 has been incurred to date. As of March 31, 2004, the Company has a remaining lease and facilities accrual of $54,552, of which $22,408 and $32,144 have been identified as current and noncurrent portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

As of March 31, 2004, the Company’s remaining severance accrual represents unpaid severance and termination benefits related to reduction in workforce charges recorded during the six months ended December 31, 2003. The remaining severance accrual is expected to be paid by the end of calendar year 2005.

Changes in the Company’s accrual for restructuring charges for the three months ended March 31, 2004 were as follows:

	Severance	Lease and Facilities	Total
	(as restated)	(as restated)	(as restated)
Balance at December 31, 2003	$2,338	$55,898	$58,236
Current period charges	—	3,335	3,335
Payments	(1,408)	(4,769)	(6,177)
Other (a)	(32)	88	56

Balance at March 31, 2004	$898	$54,552	$55,450

(a)	Other changes in the restructuring accrual consist primarily of foreign currency translation and other adjustments.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 12. Pension and Postretirement Benefits

The components of the Company’s net periodic pension cost and post-retirement medical cost for the three months ended March 31, 2004 were as follows:

Three Months Ended March 31, 2004
Components of net periodic pension cost:
Service cost	$1,422
Interest cost	1,056
Expected return on plan assets	(240)
Amortization of loss	3
Amortization of prior service cost	191

Net periodic pension cost	$2,432

Components of net periodic postretirement medical cost:
Service cost	$254
Interest cost	101
Amortization of prior service cost	115

Net periodic postretirement medical cost	$470

The Company made $753 of cash contributions to its defined benefit pension plans during the three months ended March 31, 2004. The Company expects to make additional cash contributions of approximately $2,228 to its defined benefit pension plans during the remainder of 2004.

Note 13. Derivative Financial Instruments

The Company has borrowings outstanding under bank credit facilities, which carry variable interest rates. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

During the fiscal year ended June 30, 2003, the Company entered into treasury rate locks on $125,000 of five-year debt in order to secure the interest rate on a portion of the $220,000 of Senior Notes. Treasury rate locks are customized derivative securities used by investors to lock in the yield or price of a treasury security. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and were designated as highly effective cash flow hedges. On November 6, 2002, the treasury locks were settled resulting in a deferred gain of $787, which will be accreted into interest expense over the term of the debt. The unamortized gain related to the treasury locks included in accumulated other comprehensive income as of March 31, 2004 was approximately $577, of which approximately $157 will be accreted into interest expense over the next twelve months.

Note 14. Change in Estimate

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 15. Income Taxes

For the three months ended March 31, 2004, the Company recognized losses before taxes of $15,108 and provided for income taxes of $1,902, resulting in an effective tax rate of (12.6%). The effective tax rate varied from the U.S. Federal statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions, non-deductible reductions in office space, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes.

Note 16. Subsequent Events

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

The MD&A includes a non-Generally Accepted Accounting Principles (“GAAP”) constant-currency measure that monitors our constant-currency performance for non-U.S. operations and the Company as a whole. Constant-currency results are calculated by translating current-year and prior-year local currency revenues at weighted average exchange rates. The translated results are then used to determine period-over-period percentage increases or decreases that exclude the impact of currency. We believe presenting certain results on a constant-currency basis is useful to investors because it allows for a more meaningful comparison of the performance of our foreign operations from period to period.

Balances and amounts throughout this MD&A are presented on a restated basis.

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

For the three months ended March 31, 2004, international operations outside North America represented 29.5% of our business (measured in revenue dollars) compared to 31.1% for the three months ended March 31, 2003.

Historically, we have consolidated the financial results of certain foreign subsidiaries within Europe, the Middle East and Africa (“EMEA”) and the Asia Pacific region as of a date that is one month prior (i.e. February 29, 2004) to that of our fiscal reporting period (i.e. March 31, 2004) (“one-month lag”). During the first quarter of 2004, we recorded a change in accounting principle resulting in certain Asia Pacific subsidiaries now reporting on a current period basis that is consistent with our fiscal reporting period. The purpose of the change is to have these certain foreign subsidiaries report on a basis similar to our fiscal reporting period. As a result, net income for the three months ended March 31, 2004 includes a cumulative effect of a change in accounting principle of $0.5 million, representing the total December 2003 net loss for these entities. This amount is included in other income (expense), net in the interim consolidated condensed statement of operations for the three months ended March 31, 2004 due to the immateriality of the effect of the change in accounting principle to consolidated net loss.

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

Our revenue for the three months ended March 31, 2004 was $888.6 million. This represents an increase in revenue of $61.9 million, or 7.5%, from revenue generated during the three months ended March 31, 2003 of $826.7 million. When compared to the three months ended March 31, 2003, revenue for our North America region increased $54.7 million or 9.6%, while revenue for our international regions increased $5.1 million or 2.0%. Revenue for our North America region increased primarily due to increases in revenue in both our Public Services ($97.2 million or 34.5%) and Financial Services ($7.0 million or 11.6%) business units, offset by declines in revenue in our Communications, Content and Utilities ($26.3 million or 29.4%) and Consumer, Industrial and Technology ($23.3 million or 16.9%) business units. Revenue for our international regions increased predominantly due to the effects of currency exchange-rate fluctuations on reported revenue.

As a multinational company, our international operations, whose functional currency is the local currency, may be significantly affected by currency exchange-rate fluctuations. The strengthening of foreign currencies (primarily the Euro and the Japanese Yen) against the U.S. dollar has resulted in a currency translation that has increased our reported U.S. dollar revenue and expense when compared to the same period in the prior year. In constant currency terms, our consolidated revenue for the three months ended March 31, 2004 has increased by 3.4%, when compared to the three months ended March 31, 2003. This increase is predominantly due to an increase in revenue for our North America region, offset by an overall decline in revenue for our international operations due to the sustained economic downturn, which has negatively impacted IT spending. A weakening of foreign currencies against the U.S. dollar could reduce reported revenue and expense items during future periods.

During the quarter ended December 31, 2003, we determined that a triggering event had occurred in our EMEA reporting unit, causing us to perform a goodwill impairment test. The triggering event resulted from adverse changes in the business climate affecting our European operations, which caused our operating profit and cash flows for the EMEA reporting unit to be lower than expected for the six months ended December 31, 2003. In response to the challenging economic environment in Europe, we revised our EMEA growth expectations and anticipated operational efficiencies for the next five years. As a result of the impairment test, we recorded a goodwill impairment charge of $127.3 million ($0.66 per share) in the quarter ended December 31, 2003.

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

We continue to experience pricing pressures as competition for new engagements remains strong and as movements toward the use of lower-cost service delivery personnel continue to grow within our industry. Despite pricing pressures, we improved or substantially maintained our billing rates across all regions. Billing rates for our North American operations improved for the three months ended March 31, 2004, increasing 6.0% when compared to the three months ended March 31, 2003. Billing rates for our EMEA and Latin America operations improved 8.6% and 15.9%, respectively, during the three months ended March 31, 2004 when compared to the same period during the prior year. Billing rates for Asia Pacific operations declined 1.2% during the three months ended March 31, 2004 when compared to the same period during the prior year. Our global presence and experienced, highly skilled workforce have enabled us to successfully differentiate our value and capabilities from those of our competitors, in effect, lessening the impact of current market pricing pressures.

On February 11, 2004, we announced the opening of our India Global Development Center (“GDC”). Our new India GDC, along with our existing China GDC, deliver high quality, low cost software development and IT services to our global clients as part of our Global Technology Services (“GTS”). Our GDCs utilize lower-cost, highly skilled, offshore development staff to develop, support, and maintain our clients’ software applications. As our GTS capabilities continue to grow, we may be able to rely less on the use of subcontractors to complete engagements, which should result in improvement in our overall profit margin.

Our gross profit for the three months ended March 31, 2004 was $142.9 million compared with $169.0 million for the three months ended March 31, 2003. Gross profit as a percentage of revenue decreased to 16.1% during the current period compared to 20.4% during the three months ended March 31, 2003. The decline in gross profit as a percentage of revenue is principally due to an increase in other direct contract expenses of $92.8 million, or 46.1% as the gross margin on revenue derived from other direct contract expenses is generally less profitable than the gross margin derived from services provided from our own workforce. This increase in other direct contract expenses is partially due to our increased use of subcontractors. Although we require subcontractors to handle specific requirements on certain engagements, a large portion of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain subcontractors. Additionally, the size and complexity of some our projects make usage of subcontractors a key ingredient to winning the projects.

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

In connection with our previously announced office space reduction efforts, we recorded an additional $3.3 million charge related to lease, facilities, and other exit costs incurred during the three months ended March 31, 2004. The Company expects to incur total lease and facilities related restructuring charges under the current office space reduction effort of $73.1 million, of which $64.8 million has been incurred through March 31, 2004. Our office space reduction effort is focused on reducing our overall office space in order to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. We incurred additional lease and facilities charges of approximately $8.4 million during the remainder of calendar year 2004. Our office space reduction efforts are expected to result in a reduction of our calendar year 2004 occupancy costs of approximately $20 million.

For the three months ended March 31, 2004, we recognized losses before taxes of $15.1 million and provided for income taxes of $1.9 million, resulting in an effective tax rate of (12.6%). The effective tax rate varied from the U.S. Federal statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic tax jurisdictions, non-deductible reductions in office space, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes.

Segments

For the three months ended March 31, 2004 and 2003, our reportable segments consist of our four North America industry groups (Public Services, Financial Services, Communications, Content and Utilities

(previously referred to as Communications and Content) and Consumer, Industrial and Technology), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Our chief operating decision maker, the Chief Executive Officer (who also serves as interim Chief Financial Officer), evaluates performance and allocates resources among the segments. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 7, “Segment Reporting,” of the Notes to Consolidated Condensed Financial Statements.

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

Costs of Service. Our costs of service include professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving our client base. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including costs associated with reductions in workforce and tax equalization for employees on foreign assignments). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Additionally, our costs of service include restructuring or impairment charges related to assets used in revenue-generating activities, such as costs incurred associated with our office space reduction efforts.

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

Income Tax Expense. Income tax expense is based upon pre-tax earnings and enacted income tax rates. Our income tax expense will differ from the applicable statutory rates due to the amount of nondeductible items and the mix of income attributable to foreign versus domestic tax jurisdictions.

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

Revenue Recognition

We earn revenues from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes, (2) services to provide general business consulting, such as system selection or assessment, feasibility studies, business valuations, and corporate strategy services, and (3) managed services in which we manage, staff, maintain, host or otherwise run solutions and systems provided to our customers. Contracts for these services have different terms based on the scope, deliverables, and complexity of the engagement which require us to make judgments and estimates in recognizing revenues. Fees for these contracts may be in the form of time-and-materials, cost-plus and fixed price.

Technology integration services represent a significant portion of our business and are generally accounted for under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs to the client incurred as a percentage of the total estimated costs to the client. When total cost estimates exceed revenues, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Incentives and award payments are included in estimated revenues using the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

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

For our managed service arrangements, we typically implement or build system applications for customers that we then manage or run for periods that may span several years. Such arrangements include the delivery of a combination of one or more of our service offerings and are governed by the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In managed service arrangements in which the system application implementation or build has standalone value to the customer, and we have evidence of fair value for the managed services, we bifurcate the total arrangement into two units of accounting: (i) the system application implementation or build which is recognized as technology integration services using the percentage-of-completion method under SOP 81-1, and (ii) managed services that are recognized under SAB No. 104 ratably over the estimated life of the customer relationship. In instances where we are unable to bifurcate, implementation or build are deferred and recognized together with managed services upon completion of the system application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the system application implementation or build and managed services. Fees from transaction-based services are recognized as earned if we have evidence of fair value for such transactions; otherwise, transaction fees are spread ratably over the remaining life of the customer relationship period as received. The determination of fair value requires us to use significant judgment. We determine the fair value of service revenues based upon our recent pricing for those services when sold separately and/or prevailing market rates for similar services.

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

The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. As of March 31, 2004, our reporting units consisted of our four North America industry groups and our three international regions. To conduct a goodwill impairment test, the fair value of the reporting unit is compared with its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the goodwill exceeds its implied fair value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. We estimate the fair values of our reporting units using discounted cash flow valuation models. These models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

Accounting for Income Taxes

Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for income tax when, despite the belief that our tax positions are fully supportable, there remain certain positions that are probable to be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimates will impact the income tax provision in the period in which such determination is made.

At March 31, 2004, we believe we have appropriately accrued for exposures related to uncertain tax positions. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.

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

Accounting for Employee Global Mobility and Tax Equalization

We have a tax equalization policy designed to ensure our employees on domestic long-term and foreign assignments will be subject to the same level of personal tax regardless of the tax jurisdiction in which the employee works. We accrue for tax equalization expenses in the period incurred. As more fully described in Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements, we recorded restatement adjustments related to accounting errors for employee mobility and tax equalization. Included within the restatement adjustments, we calculated interest and penalties associated with failure to timely file and withhold payroll taxes. In the event we can settle the liability for less than the amount accrued, a credit to expenses will be recorded in the period of adjustment.

Financial Statement Presentation

The consolidated condensed financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to calendar year 2004, certain of the Company’s consolidated foreign subsidiaries within the EMEA and Asia Pacific regions reported their results on a one-month lag, which allowed additional time to compile results. The Company has taken steps to improve its internal reporting procedures, which have allowed for more timely reporting of these operations. Beginning in the first quarter of calendar year 2004, the one-month lag for certain of the Asia Pacific operations was eliminated. Certain of the Company’s consolidated foreign subsidiaries continue to report their results of operations on a one-month lag.

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

Balances and amounts throughout the consolidated condensed financial statements and accompanying notes are presented on a restated basis.

Results of Operations

The following tables present certain financial information and performance metrics for each of the Company’s reportable segments.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(as restated)	(as restated)
Revenue:
Public Services	$378,887	$281,666
Communications, Content and Utilities	63,165	89,441
Financial Services	67,432	60,421
Consumer, Industrial and Technology	114,602	137,871
EMEA	153,934	157,603
Asia Pacific	87,555	83,860
Latin America	20,815	15,749
Corporate/Other	2,213	74

Total	$888,603	$826,685

Revenue %:
Public Services	43%	34%
Communications, Content and Utilities	7%	11%
Financial Services	8%	7%
Consumer, Industrial and Technology	13%	17%
EMEA	17%	19%
Asia Pacific	10%	10%
Latin America	2%	2%
Corporate/Other	n/m	n/m

Total	100%	100%

Gross Profit (Loss):
Public Services	$96,970	$86,001
Communications, Content and Utilities	10,993	24,643
Financial Services	14,915	15,329
Consumer, Industrial and Technology	23,283	36,011
EMEA	15,443	20,424
Asia Pacific	14,946	13,520
Latin America	3,325	4,006
Corporate/Other (1)	(37,021)	(30,885)

Total	$142,854	$169,049

Gross Profit (Loss) %:
Public Services	26%	31%
Communications, Content and Utilities	17%	28%
Financial Services	22%	25%
Consumer, Industrial and Technology	20%	26%
EMEA	10%	13%
Asia Pacific	17%	16%
Latin America	16%	25%
Corporate/Other	n/m	n/m
Total	16%	20%

(1)	Corporate/Other gross profit (loss) is principally due to infrastructure and shared services costs.
n/m = not meaningful

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue. Revenue increased $61.9 million, or 7.5%, from $826.7 million during the three months ended March 31, 2003, to $888.6 million during the three months ended March 31, 2004. The increase in revenue was primarily attributable to a $54.7 million increase in revenue within our North America operating segments and a $5.1 million increase in revenue within our international operating segments. Our North America revenue of $624.1 million for the three months ended March 31, 2004 increased 9.6% when compared to the same period in the prior year. Revenue for our North America region increased primarily due to growth in both our Public Services and Financial Services business units. In North America, we experienced an increase in engagement hours and average billing rates of 6.5% and 6.0%, respectively. Revenue from our international operations for the three months ended March 31, 2004 was $262.3 million, an increase of 2.0% when compared to the same period in the prior year. Revenue for our international regions increased predominantly due to the effect of currency exchange-rate fluctuations on reported revenue.

Public Services, the Company’s largest business unit, generated revenue during the three months ended March 31, 2004 of $378.9 million, representing an increase of $97.2 million, or 34.5%, over the three months ended March 31, 2003. This increase was predominantly the result of growth in the Federal business sector. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates of 12.9% and 19.1%, respectively. Revenue for our State, Local & Education (SLED) business sector decreased when compared to the prior year due to the impact of state budget and spending constraints.

The Communications, Content and Utilities business unit generated revenue of $63.2 million during the three months ended March 31, 2004, representing a decline of $26.3 million, or 29.4%, from the three months ended March 31, 2003. This decline was primarily the result of declines in our Wireline sector due to our completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail the Company’s involvement in non-compliance related projects. Overall, Communications, Content and Utilities experienced declines in average billing rates and engagement hours of 12.5% and 19.3%, respectively, when compared to the prior year.

Our Financial Services business unit generated revenue during the three months ended March 31, 2004 of $67.4 million, representing growth of $7.0 million, or 11.6% over the three months ended March 31, 2003. This increase in revenue was principally due to a 22.4% increase in engagement hours and a 21.0% increase in utilization when compared to the prior year. Growth in the Financial Services business unit was predominantly in the Banking & Insurance sector. Billing rates for the three months ended March 31, 2004 declined 8.8% when compared to the same period during the prior year as a result of pricing pressure from both our clients and competition in the Banking & Insurance and Global Markets sectors.

The Consumer, Industrial and Technology business unit generated revenue during the three months ended March 31, 2004 of $114.6 million, representing a decline of $23.3 million, or 16.9%, over the three months ended March 31, 2003. The decline was primarily the result of continued pricing pressures and challenging economic conditions in the market segment, which have led to a decrease in technology spending. Consumer, Industrial and Technology experienced a decline in engagement hours and average billing rates of 13.4% and 4.0%, respectively, when compared to the same period during the prior year.

The EMEA business unit generated revenue of $153.9 million during the three months ended March 31, 2004, representing a decline of $3.7 million, or 2.3%, over the three months ended March 31, 2003. The reported revenue for our international business units is affected by currency exchange-rate fluctuations. The strengthening of foreign currencies (primarily the Euro) against the U.S. dollar over the past year resulted in a currency translation that has increased our reported U.S. dollar revenue during the three months ended March 31, 2004. In constant currency terms, revenue for our EMEA business unit for the three months ended March 31, 2004 declined by approximately 16.1% when compared to the three months ended March 31, 2003. This decline is mainly due to overcapacity in the marketplace and an overall lack of demand for work resulting from the sustained economic downturn. Our EMEA business unit experienced a decrease in engagement hours and average billing rates (on a constant currency basis) of 10.0% and 6.8%, respectively, when compared to the prior year.

The Asia Pacific business unit generated revenue of $87.6 million during the three months ended March 31, 2004 representing growth of $3.7 million, or 4.4%, over the three months ended March 31, 2003. The strengthening of foreign currencies against the U.S. dollar over the past year resulted in a currency translation that has increased our reported U.S. dollar revenue during the three months ended March 31, 2004. In constant currency terms, revenue for our Asia Pacific business unit for the three months ended March 31, 2004 decreased by approximately 7.7% when compared to the three months ended March 31, 2003. The decline in revenue was primarily the result of lower billing rates realized on significant new engagements in China and Japan.

Our Latin America business unit generated revenue of $20.8 million during the three months ended March 31, 2004, representing growth of $5.1 million, or 32.2%, over the three months ended March 31, 2003. The increase in revenue is due to the continued integration of acquisitions made during fiscal year 2003 in addition to increased volume in Mexico and Brazil. This increase is reflected in a 14.0% growth in engagement hours as well as a 4.8% increase in our average billing rate per hour. Currency exchange-rate fluctuations have not had a significant impact on our Latin America operations.

Gross Profit. Gross profit as a percentage of revenue declined to 16.1% for the three months ended March 31, 2004, compared to 20.4% for the three months ended March 31, 2003. This decline is mainly attributable to an increase in other direct contract expenses during the three months ended March 31, 2004 of $92.8 million, or 46.1%. In dollar terms, gross profit decreased by $26.2 million, or 15.5%, from $169.0 million for the three months ended March 31, 2003, to $142.9 million for the three months ended March 31, 2004. Despite the increase in revenue of $61.9 million described above, gross profit for the three months ended March 31, 2004 declined as a result of the net impact of the following:

•	A net decrease in professional compensation of $3.2 million, or 0.9%, from $381.7 million for the three months ended March 31, 2003, to $378.4 million for the three months ended March 31, 2004. The decrease in professional compensation expense is primarily the result of savings achieved by our workforce reduction actions taken over the past year in response to the challenging economy. Professional compensation expense as a percentage of revenue improved to 42.6% for the three months ended March 31, 2004 compared to 46.2% during the prior year.

•	A net increase in other direct contract expenses of $92.8 million, or 46.1%, from $201.4 million, or 24.4% of revenue, for the three months ended March 31, 2003, to $294.2 million, or 33.1% of revenue, for the three months ended March 31, 2004. The $92.8 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services business unit. Additionally, the increase in subcontractors and materials procurement costs negatively impacted gross margin, as the gross margin on revenue derived from other direct contract expenses is generally less profitable than the gross margin on revenue derived from services provided from our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain subcontractors. In addition, the size and complexity of some of our projects make usage of subcontractors a key ingredient to winning the projects. Whenever possible we are focused on limiting the use of subcontractors and minimizing travel-related expenses, working to increase our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to balance our skill base with the market demand for our services.

•

A net increase in other costs of service of $1.0 million, or 1.4%, from $68.8 million for the three months ended March 31, 2003, to $69.7 million for the three months ended March 31, 2004. The increase in other costs of service is primarily attributable to an increase in costs associated with international acquisitions completed during fiscal year 2003, offset by savings achieved as a result of our office space reduction efforts. Other costs of service as a percentage of revenue improved slightly to 7.8% during the current period compared to 8.3% during the three months ended March 31, 2003.

•	During the three months ended March 31, 2004, we recorded, within the Corporate/Other operating segment, a charge of $3.3 million for lease, facilities and other exit costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. The $3.3 million lease and facilities charge included $1.9 million related to the fair value of future lease obligations (net of estimated sublease income), $0.3 million representing the unamortized cost of fixed assets and $1.1 million in other costs associated with exiting facilities. As of March 31, 2004, we have a remaining lease and facilities accrual of $22.4 million and $32.1 million, identified as current and noncurrent portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

Gross profit as a percentage of revenue for our Public Services business unit declined to 25.6% in the three months ended March 31, 2004, from 30.5% in the three months ended March 31, 2003. This decline is principally due to a $78.8 million increase in other direct contract expenses as a result of our increased use of subcontractors coupled with an $8.0 million increase in compensation expense. As mentioned above, the increase in our use of subcontractors is mainly the result of acting as the prime contractor on several large system integration projects and the mandated use of subcontractors on certain international engagements. The increase in professional compensation expense is primarily due to an increase in our headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer.

Gross profit as a percentage of revenue for the Communications, Content and Utilities business unit decreased to 17.4% in the three months ended March 31, 2004 from 27.6% in the three months ended March 31, 2003. In dollar terms, gross profit decreased $13.7 million, or 55.4%, when compared to the prior year. The decline in gross profit was principally due to the decrease in revenue of $26.3 million resulting primarily from the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. Contracts involving testing related to compliance with the 1996 Telecommunications Act generally had higher levels of profitability than other contracts within Communications, Content and Utilities.

Gross profit as a percentage of revenue for the Financial Services business unit decreased to 22.1% in the three months ended March 31, 2004 from 25.4% in the three months ended March 31, 2003. The decline in gross profit was principally due to an increase in other direct contract expenses as a percentage of revenue from 19.6% for the three months ended March 31, 2003 to 22.7% for the three months ended March 31, 2004. The increase in other direct contract expenses as a percentage of revenue is mainly due to an increase in the use of subcontractors and travel related expenses in line with the growth in our Financial Services business. In addition, gross profit for the Financial Services business unit was negatively impacted by an increase in professional compensation expense due to an increase in headcount.

Gross profit as a percentage of revenue for the Consumer, Industrial and Technology business unit declined to 20.3% in the three months ended March 31, 2004 from 26.1% in the three months ended March 31, 2003. In dollar terms, gross profit decreased $12.7 million, or 35.3%, when compared to the same period during the prior year. The decline in gross profit was principally due to the decrease in revenue mentioned above resulting from the challenging economic conditions and cautious IT spending in this industry.

Gross profit as a percentage of revenue for the EMEA business unit declined to 10.0% during the three months ended March 31, 2004, compared to 13.0% during the three months ended March 31, 2003. This decline is primarily a result of an increase in other direct contract expenses due to increased use of subcontractors during the three months ended March 31, 2004. The increase in our use of subcontractors is a result of our need to outsource certain types of skills in order to meet client requirements.

Gross profit as a percentage of revenue for the Asia Pacific business unit improved to 17.1%, during the three months ended March 31, 2004, compared to 16.1% for the three months ended March 31, 2003. This improvement is the result of a $3.7 million increase in revenue as well as a reduction in professional compensation expense as a percentage of revenue during the three months ended March 31, 2004.

Gross profit as a percentage of revenue for Latin America declined to 16.0% during the three months ended March 31, 2004 compared to 25.4% during the three months ended March 31, 2003. This decline is primarily the result of our increased use of subcontractors at key clients to satisfy the demands resulting from our revenue growth discussed above.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $11.3 million to $1.1 million for the three months ended March 31, 2004, from $12.4 million for the three months ended March 31, 2003. This decrease relates to a significant portion of the purchased intangible assets acquired before December 31, 2002 being fully amortized by August 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.4 million, or 9.0%, from $138.3 million for the three months ended March 31, 2003, to $150.6 million for the three months ended March 31, 2004. The increase is primarily due to an increase in infrastructure costs associated with the international acquisitions completed during fiscal year 2003. This increase is partially offset by savings in infrastructure costs as we continue to wind down services provided under our transition services agreement with KPMG LLP. Selling, general and administrative expenses as a percentage of gross revenue increased slightly to 17.0% compared to 16.7% for the three months ended March 31, 2003.

Income Tax Expense. For the three months ended March 31, 2004, we had losses before taxes of $15.1 million and provided for income taxes of $1.9 million, resulting in an effective tax rate of (12.6%). For the three months ended March 31, 2003, we earned income before taxes of $14.8 million and provided for income taxes of $11.9 million, resulting in an effective tax rate of 80.5%. The effective tax rate varied from the U.S. Federal statutory tax rate primarily as a result of the mix of income attributable to foreign versus domestic tax jurisdictions, non-deductible reductions in office space, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes.

Net Income (Loss). For the three months ended March 31, 2004, we realized net losses of $17.0 million, or $0.09 per share. For the three months ended March 31 2003, we realized net income of $2.9 million, or $0.02 per share.

Obligations and Commitments

As of March 31, 2004, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in thousands)
Long-term debt (1)	$356,568	$26,209	$178,988	$151,371	$—
Operating leases	476,909	63,849	149,032	111,963	152,065
Outsourcing services agreement	16,875	8,438	8,437	—	—
Reduction in workforce	898	898	—	—	—

Total	$851,250	$99,394	$336,457	$263,334	$152,065

(1)	Long-term debt includes both principal and interest payment obligations.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings available under our various existing credit facilities and existing cash balances. At March 31, 2004, we had a cash balance of $116.2 million, which has decreased by $6.2 million from a cash balance of $122.5 million at December 31, 2003.

Net cash used in operating activities during the three months ended March 31, 2004 was $62.7 million, an increase of $22.4 million over the three months ended March 31, 2003. This increase was due to a $8.1 million increase in operating assets and liabilities, as well as a $30.5 million decrease in cash operating results (which consists of net income adjusted for changes in deferred income taxes, provision for doubtful accounts, stock awards, depreciation and amortization, lease and facilities restructuring charges and other non-cash items). The change in operating assets and liabilities is primarily the result of the timing of our collection of accounts receivable, offset by the timing of our payments to vendors and employee benefit payments during the current period. Our days sales outstanding decreased from 78 days at March 31, 2003 to 74 days at March 31, 2004. Days sales outstanding represents the trailing twelve months revenue divided by 365 days, which is divided into the consolidated accounts receivable, unbilled revenue and deferred revenue balances to arrive at days sales outstanding at a point in time.

Net cash used in investing activities during the three months ended March 31, 2004 was $18.2 million, due to purchases of property and equipment, including internal use software, incurred as part of our continued infrastructure build-out. Net cash used in investing activities decreased $10.0 million when compared to the three months ended March 31, 2003, resulting from $2.8 million of cash paid for acquisitions and a higher level of spending on property and equipment during the three months ended March 31, 2003.

Net cash provided by financing activities for the three months ended March 31, 2004 was $75.2 million, due to proceeds from borrowings, net of repayments, of $58.9 million, $13.1 million received in exchange for the issuance of common stock primarily relating to our Employee Stock Purchase Plan and a $3.1 million net increase in book overdrafts. For the three months ended March 31, 2003, we had net cash provided by financing activities of $45.0 million principally due to proceeds from borrowings and the issuance of common stock relating to our Employee Stock Purchase Plan.

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

The $250.0 million revolving credit facility includes affirmative, negative and financial covenants, including, among others, covenants restricting our ability to incur liens and indebtedness, purchase our securities, and pay dividends and requiring us to maintain a minimum level of net worth ($898.1 million as of March 31, 2004), maintain fixed charge coverage of at least 1.25 to 1.00 (as defined) and maintain a leverage ratio not to exceed 2.50 to 1.00 (as defined). In November 2003 and March 2004, we entered into two amendments to this credit facility, which among other things modified certain definitions that are used in the covenants and incorporated three additional covenants from the Senior Notes (see below)—minimum consolidated net worth, minimum fixed charge coverage and maximum leverage ratio. These additional covenants are discussed in the following paragraph that relates to the Senior Notes. We are in compliance with the financial ratios, covenants and other restrictions imposed by this credit facility. The credit facility contains customary events of default and a default (i) upon the acquisition by a person or group of beneficial ownership of 30% or more of our common stock, or (ii) if within a period of six calendar months, a majority of the officers of our executive committee cease to serve on our executive committee, and their terminations or departures materially affect our business. The accounts receivable purchase agreement contains covenants that are consistent with our $250.0 million revolving credit facility. The revolving credit facility and the accounts receivable purchase agreement cross default in certain circumstances, to each other and to other debt, including the Senior Notes.

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

Effective October 1, 2002, KPMG LLP and the Company entered into an Outsourcing Services Agreement under which KPMG LLP provides certain services relating to office space that were previously provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP has agreed that there will be no termination costs with respect to the office-related services at the end of the three-year term of the Outsourcing Services Agreement.

Effective February 9, 2004, KPMG LLP and the Company entered into a Field Technology Support Services agreement under which KPMG LLP provides certain office based technology support services to the Company’s U.S. offices. Services under the Field Technology Support Services agreement will be provided for a term of one year (with an option to renew for an additional year) at a cost that is less than the cost for comparable services which previously were provided under the transition services agreement.

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

In addition, our results and forward-looking statements could be affected by general domestic and international economic and political conditions, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in our industry. For a more detailed discussion of certain of these factors, see Exhibit 99.1, “Factors Affecting Future Financial Results,” to the Annual Report on Form 10-K for the year ended December 31, 2004 (filed with the SEC on January 31, 2006). We caution the reader that the factors we have identified above may not be exhaustive. We operate in a continually changing business environment, and new factors that may affect our forward-looking statements emerge from time to time. Management cannot predict such new factors, nor can it assess the impact, if any, of such new factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

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

PART I, ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2004 and December 31, 2004, management performed as of each such date, with the participation of our chief executive officer (who is also the chief financial officer) and our chief accounting officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file our 2004 Form 10-K within the statutory time period and the necessity of filing this amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, management concluded that, as of December 31, 2004 and March 31, 2004, the Company’s disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting described below, we performed additional procedures so that our consolidated financial statements for all accounting periods beginning with the fiscal year ended June 30, 2002 and through the year ended December 31, 2004, including quarterly periods, and the Selected Financial Data for all accounting periods beginning with the five-month period ended June 30, 2000 and through the year ended December 31, 2004, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our procedures included, but were not limited to: i) reconstructing North America revenue and related accounts, such as accounts receivable, unbilled revenue, deferred revenue and costs of service for the year ended December 31, 2004 by validating data to independent source documentation and reassessing original judgments we made about revenue accounting; ii) performing a comprehensive search for unrecorded liabilities at December 31, 2004 and performing other substantive procedures for all years since inception; iii) performing a comprehensive global search to identify the complete population of employees deployed on expatriate assignments during 2004, 2003 and 2002 and recalculating related compensation expense classified as costs of service, and employee income tax liabilities for such periods; iv) performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts; and v) performing procedures in other areas requiring restatement adjustments, including leases, property and equipment, and intercompany loans and income taxes.

These and other procedures resulted in the identification of accounting and audit adjustments related to our consolidated financial statements for the year ended December 31, 2004 and our consolidated condensed financial statements for the quarter ended March 31, 2004, which necessitated the filing of this Report on Form 10-Q/A for the quarter ended March 31, 2004. These adjustments also required us to restate our previously filed consolidated financial statements and related Selected Financial Data as of and for the six-month period ended December 31, 2003; and for the fiscal years ended June 30, 2003 and 2002; and our condensed consolidated financial statements for the quarterly periods during the year ended December 31, 2004; and the fiscal year ended June 30, 2003. We refer to these periods as the “Restated Periods.” In addition, we restated the Selected Financial Data for the fiscal year ended June 30, 2001 and the five-month period ended June 30, 2000. The amounts included in Management’s Discussion and Analysis and other disclosures in this Quarterly Report on Form 10-Q/A have also been restated for all Restated Periods presented. Restatement adjustments are further described in Note 2: “Restatement” of the Notes to Consolidated Condensed Financial Statements included within this Form 10-Q/A.

We believe that because we performed the substantial additional procedures described above and made appropriate adjustments, the consolidated condensed financial statements for the periods included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with GAAP.

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

In addition, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, management conducted, with the participation of our chief executive officer/chief financial officer and our chief accounting officer, an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making our assessment, management has reviewed and considered the findings of the Audit Committee Investigation in the preparation of this Form 10-Q/A. The Audit Committee Investigation is described in Item 1, “Business—Certain Developments in Late 2004, 2005 and 2006—Audit Committee Investigation” to the 2004 Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004, which existed as of March 31, 2004.

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

These material weaknesses contributed to the material weaknesses identified in items 3 through 9 below and resulted in adjustments, including audit adjustments, to our consolidated financial statements for the year ended December 31, 2004 and to the restatement of our consolidated financial statements as of and for the six-month period ended December 31, 2003; our consolidated financial statements for the fiscal years ended June 30, 2003 and 2002; and our consolidated condensed financial statements for the quarterly periods during the year ended December 31, 2004; the six-month period ended December 31, 2003; and the fiscal year ended June 30, 2003 (the “Restated Periods”). Additionally, these material weaknesses could result in a misstatement to substantially all of our financial statement accounts that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

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

***

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, which existed as of March 31, 2004, based on the Internal Control—Integrated Framework issued by COSO.

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

Committee. The Compliance and Internal Audit departments as well as Enterprise and Quality Risk Management report to the Chief Risk Officer. The Chief Risk Officer retired as of December 31, 2005 and an interim Chief Risk Officer has been appointed until a permanent replacement is identified. Additionally, as of February 28, 2006, our Director of Internal Audit resigned and we have appointed an interim Director of Internal Audit to manage our current outsourced internal audit function and build the capability in-house.

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

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the matters referred to above, we are from time to time the subject of lawsuits and other claims and regulatory proceedings arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. Additional information regarding our legal proceedings is incorporated by reference herein from Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Condensed Financial Statements in this Form 10-Q/A.

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

PART II, ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

3.1	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarterly period ended March 31, 2004 (filed on May 10, 2004).

10.1	Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2004, between KCI Funding Corporation, Bearing Point, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein by reference to Exhibit 10.22 from the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2003 (filed on April 16, 2004).

10.2	Fifth Amendment to Credit Facility Agreement, dated March 19, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2003 (filed on April 16, 2004).

18.1	Preferability Letter, dated May 7, 2004, from PricewaterhouseCoopers LLP regarding change in accounting principle, which is incorporated herein by reference to Exhibit 18.1 from the Company’s Form 10-Q for the quarterly period ended March 31, 2004 (filed on May 10, 2004).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

99.1	Factors Affecting Future Financial Results, which is incorporated herein by reference to Exhibit 99.1 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (filed on January 31, 2006).

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

BearingPoint, Inc.

DATE: March 10, 2006	By:	/s/ HARRY L. YOU
Harry L. You Chief Executive Officer and Chief Financial Officer

DATE: March 10, 2006	By:	/s/ JUDY A. ETHELL
Judy A. Ethell Executive Vice President and Chief Accounting Officer

Exhibit Index

3.1	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarterly period ended March 31, 2004 (filed on May 10, 2004).

10.1	Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2004, between KCI Funding Corporation, Bearing Point, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein by reference to Exhibit 10.22 from the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2003 (filed on April 16, 2004).

10.2	Fifth Amendment to Credit Facility Agreement, dated March 19, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2003 (filed on April 16, 2004).

18.1	Preferability Letter, dated May 7, 2004, from PricewaterhouseCoopers LLP regarding change in accounting principle, which is incorporated herein by reference to Exhibit 18.1 from the Company’s Form 10-Q for the quarterly period ended March 31, 2004 (filed on May 10, 2004).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

99.1	Factors Affecting Future Financial Results, which is incorporated herein by reference to Exhibit 99.1 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (filed on January 31, 2006).