Form 10-Q/A
period 2004-06-30
BEARINGPOINT INC
filed 2006-03-10
CIK 1113247

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

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2004

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of BearingPoint, Inc. (the “Company”) for the quarter ended June 30, 2004, as originally filed by the Company on August 9, 2004 (the “Original Filing”).

This Amendment is being filed to reflect a restatement of the Company’s financial statements to correct accounting errors and departures from generally accepted accounting principles (“GAAP”). The following items have been amended as a result of the restatement:

(i) Part I, Item 1, “Financial Statements,” has been revised to restate certain amounts included in the Company’s Consolidated Condensed Financial Statements for the three and six months ended June 30, 2004 and 2003 (see also Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements for discussion of significant changes);

(ii) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” has been revised to reflect the restatement of the Company’s Consolidated Condensed Financial Statements for the three and six months ended June 30, 2004 and 2003; and

(iii) Part I, Item 4, “Controls and Procedures,” has been revised to disclose certain matters identified in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2004.

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

The circumstances necessitating the restatement and the effects of the restatement on the quarters ended June 30, 2004 and 2003 are more fully described in Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements.

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

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2004

PART I, ITEM 1.— FINANCIAL STATEMENTS

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$875,387	$780,950	$1,763,990	$1,607,635

Costs of service:
Professional compensation	371,746	356,414	750,186	738,100
Other direct contract expenses	254,737	189,852	548,979	391,265
Lease and facilities restructuring charges	8,364	9,249	11,699	15,018
Other costs of service	55,080	57,159	124,812	125,927

Total costs of service	689,927	612,674	1,435,676	1,270,310

Gross profit	185,460	168,276	328,314	337,325

Amortization of purchased intangible assets	1,003	13,245	2,098	25,648
Selling, general and administrative expenses	167,853	123,604	318,490	261,862

Operating income	16,604	31,427	7,726	49,815

Interest income	87	832	292	1,278
Interest expense	(4,033)	(5,009)	(8,442)	(9,792)
Other income (expense), net	(2,392)	676	(4,418)	1,436

Income (loss) before taxes	10,266	27,926	(4,842)	42,737
Income tax expense	32,684	17,730	34,586	29,650

Net income (loss)	$(22,418)	$10,196	$(39,428)	$13,087

Earnings (loss) per share—basic and diluted	$(0.11)	$0.05	$(0.20)	$0.07

Weighted average shares—basic	196,016,196	191,169,974	195,633,359	190,731,152

Weighted average shares—diluted	196,016,196	191,537,354	195,633,359	190,885,268

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$136,115	$122,475
Accounts receivable, net	326,935	357,653
Unbilled revenue	500,376	315,431
Income tax receivable	29,942	22,942
Deferred income taxes	67,639	57,976
Prepaid expenses and other current assets	79,134	52,640

Total current assets	1,140,141	929,117
Property and equipment, net	193,202	199,517
Goodwill	963,256	991,347
Other intangible assets, net	5,233	8,156
Deferred income taxes, less current portion	71,548	59,568
Other assets	33,870	23,908

Total assets	$2,407,250	$2,211,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$47,228	$9,345
Accounts payable	402,353	232,577
Accrued payroll and employee benefits	226,381	217,965
Deferred revenue	63,381	74,378
Income tax payable	99,403	48,886
Current portion of accrued lease and facilities charge	24,177	22,048
Deferred income taxes	15,378	10,917
Other current liabilities	106,884	117,178

Total current liabilities	985,185	733,294
Notes payable, less current portion	230,054	238,883
Accrued employee benefits	65,025	62,821
Accrued lease and facilities charge, less current portion	33,383	33,850
Deferred income taxes, less current portion	6,733	11,073
Other liabilities	67,878	61,697

Total liabilities	1,388,258	1,141,618

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 200,246,981 shares issued and 196,434,731 shares outstanding on June 30, 2004 and 198,295,364 shares issued and 194,483,114 shares outstanding on December 31, 2003	1,993	1,973
Additional paid-in capital	1,124,959	1,105,631
Accumulated deficit	(255,758)	(216,330)
Notes receivable from stockholders	(9,013)	(9,114)
Accumulated other comprehensive income	192,538	223,562
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,018,992	1,069,995

Total liabilities and stockholders’ equity	$2,407,250	$2,211,613

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
	(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss)	$(39,428)	$13,087
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(21,641)	(25,410)
Provision (benefit) for doubtful accounts	3,358	(3,156)
Stock awards	4,962	6,774
Depreciation and amortization of property and equipment	40,679	44,232
Amortization of purchased intangible assets	2,098	25,648
Lease and facilities restructuring charges	11,699	15,018
Other	2,596	(1,433)
Changes in assets and liabilities:
Accounts receivable	22,303	21,764
Unbilled revenue	(187,782)	207
Income tax receivable, prepaid expenses and other current assets	(11,301)	(9,850)
Other assets	(9,708)	1,003
Accrued payroll and employee benefits	10,361	(20,131)
Accounts payable and other current liabilities	192,123	35,222
Other liabilities	3,631	4,508

Net cash provided by operating activities	23,950	107,483

Cash flows from investing activities:
Purchases of property and equipment	(37,133)	(62,072)
Businesses acquired, net of cash acquired	—	(4,365)

Net cash used in investing activities	(37,133)	(66,437)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,365	14,459
Proceeds from notes payable	352,680	712,103
Repayment of notes payable	(323,255)	(727,779)
Payments on notes receivable from stockholders	102	95
Decrease in book overdrafts	(13,964)	(3,436)

Net cash provided by (used in) financing activities	28,928	(4,558)

Effect of exchange rate changes on cash and cash equivalents	(2,105)	1,834

Net increase in cash and cash equivalents	13,640	38,322
Cash and cash equivalents—beginning of period	122,475	83,468

Cash and cash equivalents—end of period	$136,115	$121,790

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

The interim consolidated condensed financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to calendar year 2004, certain of the Company’s consolidated foreign subsidiaries within the Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America regions reported their results on a one-month lag, which allowed additional time to compile results. During the first quarter of 2004, the Company recorded a change in accounting principle resulting from certain Asia Pacific operations now reporting on a current period basis. The purpose of the change is to have these certain foreign subsidiaries report on a basis that is consistent with the Company’s fiscal reporting period. As a result, net loss for the six months ended June 30, 2004 includes a cumulative effect of a change in accounting principle of $529, which represents the December 2003 loss for these entities. This amount is included in other income (expense), net in the interim consolidated condensed statement of operations for the six months ended June 30, 2004 due to the immateriality of the effect of the change in accounting principle to consolidated net loss. Certain of the Company’s consolidated foreign subsidiaries within EMEA continue to report their results of operations on a one-month lag.

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

Intercompany Loan Classifications

Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” requires that foreign exchange gains and losses resulting from the translation of intercompany loans be accounted for based on the characterization of the intercompany loan as current or long-term. Translation gains and losses for short-term intercompany loans are recognized as a charge or credit to other income (expense), net, in the statement of operations. Translation gains or losses on long-term intercompany loans are recognized as a component of accumulated other comprehensive income on the balance sheet. Management’s intent relative to the timing of repayment of these intercompany loans determines the classification between long and short-term. While certain of the intercompany loans were repaid or are planned to be repaid, the Company had inappropriately considered all intercompany loans to be long-term. Accordingly, the Company analyzed historical intercompany loans for all periods presented to determine the appropriate characterization of these loans between short and long-term based on past repayments and planned future payments.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes the impact of all restatement adjustments on previously reported net income (loss), basic and diluted earnings (loss) per share for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income as previously reported	$15,181	$10,306	$16,805	$14,447

Restatement adjustments (pretax):
Accounting for customer contracts	(9,649)	(51)	(16,045)	(1,588)
Revenue recognition related to Australia	(1,673)	(1,164)	(1,550)	(1,228)
Intercompany loan classifications	(1,743)	1,894	(2,671)	2,126
Accounting for lease and facilities charges	(865)	29	(1,358)	(456)
Accounting for employee global mobility and tax equalization	(6,366)	(5,483)	(11,618)	(6,900)
Accounting for property and equipment	(1,817)	394	(3,256)	336
Adjustments for accounts payable, accrued expenses and expense cut-off	(2,239)	7,643	(13,358)	10,629
Other adjustments	(391)	1,114	483	1,556

Total net restatement adjustments (pre-tax)	(24,743)	4,376	(49,373)	4,475

Tax effect of restatement adjustments above	9,089	(952)	17,935	(1,317)
Errors related to accounting for income taxes	(21,945)	(3,534)	(24,795)	(4,518)

Total taxes	(12,856)	(4,486)	(6,860)	(5,835)

Total net restatements adjustments	(37,599)	(110)	(56,233)	(1,360)

Net income (loss) as restated	$(22,418)	$10,196	$(39,428)	$13,087

Earnings (loss) per share—basic:
Basic earnings per share as originally reported	$0.08	$0.05	$0.09	$0.08
Effect of net adjustments	(0.19)	(0.00)	(0.29)	(0.01)

Basic earnings (loss) per share as restated	$(0.11)	$0.05	$(0.20)	$0.07

Earnings (loss) per share—diluted:
Diluted earnings per share as originally reported	$0.08	$0.05	$0.08	$0.08
Effect of net adjustments	(0.19)	(0.00)	(0.28)	(0.01)

Diluted earnings (loss) per share as restated	$(0.11)	$0.05	$(0.20)	$0.07

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following tables outline the effects of the aforementioned restatement adjustments on the Company’s originally issued consolidated condensed statements of operations for the three and six months ended June 30, 2004 and 2003 and the consolidated condensed balance sheet at June 30, 2004:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	As Reported	Effect of Restatement	As Restated	As Reported	Effect of Restatement	As Restated
Revenue	$885,500	$(10,113)	$875,387	$780,135	$815	$780,950
Cost of Service:
Professional compensation	367,445	4,301	371,746	354,000	2,414	356,414
Other direct contract expenses	253,301	1,436	254,737	186,956	2,896	189,852
Lease and facilities restructuring charges	8,379	(15)	8,364	9,715	(466)	9,249
Other costs of service	63,733	(8,653)	55,080	57,175	(16)	57,159

Total costs of service	692,858	(2,931)	689,927	607,846	4,828	612,674

Gross profit	192,642	(7,182)	185,460	172,289	(4,013)	168,276

Amortization of purchased intangible assets	1,003	—	1,003	12,972	273	13,245
Selling, general and administrative expenses	151,856	15,997	167,853	130,990	(7,386)	123,604

Operating income (loss)	39,783	(23,179)	16,604	28,327	3,100	31,427

Interest/other income (expense), net	(4,774)	(1,564)	(6,338)	(4,777)	1,276	(3,501)

Income (loss) before taxes	35,009	(24,743)	10,266	23,550	4,376	27,926
Income tax expense	19,828	12,856	32,684	13,244	4,486	17,730

Net income (loss)	$15,181	$(37,599)	$(22,418)	$10,306	$(110)	$10,196

Income (loss) per share—basic	$0.08	$(0.19)	$(0.11)	$0.05	$(0.00)	$0.05

Income (loss) per share—diluted	$0.08	$(0.19)	$(0.11)	$0.05	$(0.00)	$0.05

Weighted average shares—basic	196,016,196		196,016,196	191,169,974		191,169,974

Weighted average shares—diluted	198,710,662		196,016,196	191,537,354		191,537,354

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	As Reported	Effect of Restatement	As Restated	As Reported	Effect of Restatement	As Restated
Revenue	$1,746,541	$17,449	$1,763,990	$1,599,005	$8,630	$1,607,635

Cost of Service:
Professional compensation	743,187	6,999	750,186	733,682	4,418	738,100
Other direct contract expenses	514,040	34,939	548,979	379,554	11,711	391,265
Lease and facilities restructuring charges	11,951	(252)	11,699	15,327	(309)	15,018
Other costs of service	130,691	(5,879)	124,812	123,505	2,422	125,927

Total costs of service	1,399,869	35,807	1,435,676	1,252,068	18,242	1,270,310

Gross profit	346,672	(18,358)	328,314	346,937	(9,612)	337,325

Amortization of purchased intangible assets	2,098	—	2,098	25,368	280	25,648
Selling, general and administrative expenses	289,786	28,704	318,490	272,516	(10,654)	261,862

Operating income (loss)	54,788	(47,062)	7,726	49,053	762	49,815

Interest/other income (expense), net	(10,257)	(2,311)	(12,568)	(10,791)	3,713	(7,078)

Income (loss) before taxes	44,531	(49,373)	(4,842)	38,262	4,475	42,737
Income tax expense	27,726	6,860	34,586	23,815	5,835	29,650

Net income (loss)	$16,805	$(56,233)	$(39,428)	$14,447	$(1,360)	$13,087

Income (loss) per share— basic	$0.09	$(0.29)	$(0.20)	$0.08	$(0.01)	$0.07

Income (loss) per share—diluted	$0.08	$(0.28)	$(0.20)	$0.08	$(0.01)	$0.07

Weighted average shares—basic	195,633,359		195,633,359	190,731,152		190,731,152

Weighted average shares—diluted	198,867,496		195,633,359	190,885,268		190,885,268

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30, 2004
	As Reported	Effect of Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$139,272	$(3,157)	$136,115
Accounts receivable, net	326,741	194	326,935
Unbilled revenue	453,988	46,388	500,376
Income tax receivable	—	29,942	29,942
Deferred income taxes	43,121	24,518	67,639
Prepaid expenses and other current assets	74,739	4,395	79,134

Total current assets	1,037,861	102,280	1,140,141
Property and equipment, net	200,221	(7,019)	193,202
Goodwill	949,242	14,014	963,256
Other intangible assets, net	5,233	—	5,233
Deferred income taxes, less current portion	67,304	4,244	71,548
Other assets	23,501	10,369	33,870

Total assets	$2,283,362	$123,888	$2,407,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$47,228	$—	$47,228
Accounts payable	312,767	89,586	402,353
Accrued payroll and employee benefits	169,387	56,994	226,381
Deferred revenue	59,125	4,256	63,381
Income tax payable	46,089	53,314	99,403
Current portion of accrued lease and facilities charge	24,316	(139)	24,177
Deferred income taxes	11,104	4,274	15,378
Other current liabilities	119,989	(13,105)	106,884

Total current liabilities	790,005	195,180	985,185
Notes payable, less current portion	230,054	—	230,054
Accrued employee benefits	65,025	—	65,025
Accrued lease and facilities charge, less current portion	31,918	1,465	33,383
Deferred income taxes, less current portion	6,205	528	6,733
Other liabilities	30,746	37,132	67,878

Total liabilities	1,153,953	234,305	1,388,258

Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized	1,993	—	1,993
Additional paid-in capital	1,124,959	—	1,124,959
Accumulated deficit	(140,999)	(114,759)	(255,758)
Notes receivable from stockholders	(9,013)	—	(9,013)
Accumulated other comprehensive income	188,196	4,342	192,538
Treasury stock, at cost (3,812,250 shares)	(35,727)	—	(35,727)

Total stockholders’ equity	1,129,409	(110,417)	1,018,992

Total liabilities and stockholders’ equity	$2,283,362	$123,888	$2,407,250

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

Pro forma information regarding net income (loss) and earnings (loss) per share is required assuming the Company had accounted for its stock-based awards issued to employees under the fair value method and amortized as a charge to earnings over the awards’ vesting period. The weighted average fair value of stock options granted during the three months ended June 30, 2004 and 2003 were $5.81 and $5.42, respectively. The weighted average fair value of stock options granted during the six months ended June 30, 2004 and 2003 were $6.24 and $5.23, respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price Expected Volatility	Risk-Free Interest Rate	Expected Life	Expected Dividend Yield
Three months ended June 30, 2004	64.27%	3.95%	6	—
Three months ended June 30, 2003	70.76%	2.57%	6	—

Six months ended June 30, 2004	65.29%	3.61%	6	—
Six months ended June 30, 2003	71.38%	2.74%	6	—

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value method for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$(22,418)	$10,196	$(39,428)	$13,087
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	945	2,128	2,935	4,007
Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(20,662)	(25,029)	(44,045)	(48,858)

Pro forma net loss	$(42,135)	$(12,705)	$(80,538)	$(31,764)

Earnings (loss) per share:
Basic—as reported	$(0.11)	$0.05	$(0.20)	$0.07

Basic—pro forma	$(0.21)	$(0.07)	$(0.41)	$(0.17)

Diluted—as reported	$(0.11)	$0.05	$(0.20)	$0.07

Diluted—pro forma	$(0.21)	$(0.07)	$(0.41)	$(0.17)

Note 4. Stock Awards and Employee Stock Purchase Plan

In connection with the purchase business acquisitions (as defined under U.S. GAAP and referred to in this Form 10-Q/A as “acquisitions”) relating to all or portions of certain Andersen Business Consulting practices, the Company committed to the issuance of approximately 3,000,000 shares of its common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $2,276 and $3,327 for the three months ended June 30, 2004 and 2003, respectively. Compensation expense was $4,263 and $6,091 for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, 1,243,387 shares of common stock have been issued.

The Company’s ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the twenty-four month offering period, the fair market value at the beginning of each six-month purchase period or the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. During the six months ended June 30, 2004, employees purchased a total of 1,842,894 shares for $12,502.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$(22,418)	$10,196	$(39,428)	$13,087

Weighted average shares outstanding—basic	196,016,196	191,169,974	195,633,359	190,731,152
Employee stock options	—	338,127	—	154,116
Stock awards	—	29,253	—	—

Weighted average shares outstanding—diluted	196,016,196	191,537,354	195,633,359	190,885,268

Earnings (loss) per share—basic and diluted	$(0.11)	$0.05	$(0.20)	$0.07

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings (loss) per share as the effect would have been anti-dilutive were 59,567,675 and 45,238,138 for the three months ended June 30, 2004 and 2003, respectively, and 59,008,841 and 50,515,390 for the six months ended June 30, 2004 and 2003, respectively.

Note 6. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$(22,418)	$10,196	$(39,428)	$13,087
Foreign currency translation adjustment, net of tax (a)	(13,976)	55,729	(30,883)	90,995
Minimum pension liability adjustment	—	—	(63)	—
Unrealized loss on derivative instruments, net of tax	(39)	(39)	(78)	(78)

Comprehensive income (loss)	$(36,433)	$65,886	$(70,452)	$104,004

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of foreign currencies (primarily the Euro and the Japanese Yen) against the U.S. dollar.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 7. Segment Reporting

The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer and interim Chief Financial Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its four North America industry groups (Public Services, Financial Services, Communications, Content and Utilities, (previously referred to as Communications and Content), and Consumer, Industrial and Technology), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss and total assets for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing).

	Three Months Ended June 30,
	2004		2003
	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)
	(as restated)	(as restated)	(as restated)	(as restated)
Public Services	$356,403	$87,623	$277,905	$72,414
Communications, Content and Utilities	59,210	7,203	74,586	18,200
Financial Services	75,172	19,272	62,170	15,899
Consumer, Industrial and Technology	112,100	18,894	122,315	30,251
EMEA	163,047	26,542	139,254	7,422
Asia Pacific	84,765	7,398	80,203	8,376
Latin America	20,701	4,019	26,744	6,977
Corporate/Other (1)	3,989	(154,347)	(2,227)	(128,112)

Total	$875,387	$16,604	$780,950	$31,427

	Six Months Ended June 30,
	2004		2003
	Revenue	Operating Income (Loss)	Revenue	Operating Income (Loss)
	(as restated)	(as restated)	(as restated)	(as restated)
Public Services	$735,290	$173,723	$559,571	$149,736
Communications, Content and Utilities	122,375	13,530	164,027	38,908
Financial Services	142,604	29,130	122,591	27,964
Consumer, Industrial and Technology	226,702	35,295	260,186	59,005
EMEA	316,981	37,942	296,857	15,119
Asia Pacific	172,320	17,281	164,063	16,754
Latin America	41,516	6,610	42,493	10,006
Corporate/Other (1)	6,202	(305,785)	(2,153)	(267,677)

Total	$1,763,990	$7,726	$1,607,635	$49,815

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

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

In connection with the winding down and termination of services provided by KPMG LLP prior to the expiration of the transition services agreement and various other arrangements, the Company is obligated to pay to KPMG LLP any termination costs incurred as a result of KPMG LLP having made certain investments in systems, personnel and other assets that were used in KPMG LLP’s shared infrastructure and national support capabilities. KPMG LLP and the Company have agreed to work together to minimize any termination costs in connection with the winding down and termination of such services (see Note 11).

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

During fiscal year 2003, the Company purchased certain leasehold improvements from KPMG LLP that had been used by the Company under the transition services agreement. The Company is charged for the use of capital assets by usage charges that are included in the monthly costs under the transition services agreement. The Company purchased $1,547 of capital assets from KPMG LLP during the six months ended June 30, 2004.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, at the reporting unit level, for the six months ended June 30, 2004 are as follows:

	Balance December 31, 2003	Additions	Other (a)	Balance June 30, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
Public Services	$23,581	$—	$—	$23,581
Communications, Content and Utilities	24,357	—	—	24,357
Financial Services	9,210	—	—	9,210
Consumer, Industrial and Technology	39,831	—	—	39,831
EMEA (b)	821,649	—	(25,669)	795,980
Asia Pacific (c)	71,717	—	(2,404)	69,313
Latin America	800	—	(18)	782
Corporate/Other	202	—	—	202

Total	$991,347	$—	$(28,091)	$963,256

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments.
(b)	Restated goodwill balance in the EMEA segment as of December 31, 2003 increased by $7,068 primarily due to restatement adjustments associated with certain pre-acquisition tax contingencies from the Andersen Business Consulting acquisitions. Refer to Note 2, “Restatement”, where this correction of an error is included as a component of “Accounting for Income Taxes” category.
(c)	Restated goodwill balance in the Asia Pacific segment as of December 31, 2003 increased by $3,057 primarily due to restatement adjustments associated with errors in foreign currency exchange calculations in the Australian subsidiary. Refer to Note 2, “Restatement”, where this correction of an error is included as a component of “Other Adjustments” category.

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

Amortization expense related to identifiable intangible assets was $1,003 and $13,245 for the three months ended June 30, 2004 and 2003, respectively. Amortization expense related to identifiable intangible assets was $2,098 and $25,648 for the six months ended June 30, 2004 and 2003, respectively.

Note 10. Reduction in Workforce and Lease and Facilities Charges

In connection with the Company’s previously announced office space reduction efforts, the Company recorded a $8,364 restructuring charge during the three months ended June 30, 2004 related to lease, facility and other exit activities, primarily in the North America, EMEA and Asia Pacific regions. The $8,364 charge, recorded within the Corporate/Other operating segment, included $6,250 related to the fair value of future lease obligations (net of estimated sublease income), $1,055 representing the unamortized cost of fixed assets and $1,059 in other costs associated with exiting facilities. For the six months ended June 30, 2004, the Company recorded total lease and facilities related restructuring charges of $11,699. Since July 2003, the Company has incurred a total of $73,135 in lease and facilities related restructuring charges in connection with its office space reduction efforts. As of June 30, 2004, the Company has a remaining lease and facilities accrual of $24,177 and $33,383, identified as current and noncurrent portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

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

Changes in the Company’s accrual for restructuring charges for the six months ended June 30, 2004 were as follows:

	Severance	Lease and Facilities	Total
	(as restated)	(as restated)	(as restated)
Balance at December 31, 2003	$2,338	$55,898	$58,236
2004 charges	—	11,699	11,699
Payments	(1,565)	(10,228)	(11,793)
Other (a)	(73)	191	118

Balance at June 30, 2004	$700	$57,560	$58,260

(a)	Other changes in the restructuring accrual consist primarily of foreign currency translation and other adjustments.

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

The amount of termination costs that the Company will pay to KPMG LLP depends upon the timing of service terminations, the ability of the parties to work together to minimize the costs, and the amount of payments required under existing contracts with third parties for services provided to the Company by KPMG LLP and which can continue to be obtained directly by the Company thereafter. During the six months ended June 30, 2004, the Company did not incur any termination costs in connection with winding down and terminating services under the transition services agreement. The amount of termination costs that the Company will pay to KPMG LLP under the transition services agreement with respect to services that are terminated after June 30, 2004 cannot be reasonably estimated at this time.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

The Company made cash contributions to its defined benefit pension plans of $709 and $1,462 during the three months and six months ended June 30, 2004, respectively. The Company expects to make additional cash contributions of approximately $1,519 to its defined benefit pension plans during the remainder of fiscal year 2004.

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

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on the accounting for the effects of the Act, including the accounting for and disclosure of any federal subsidy provided by the Act. FSP No. 106-2 was effective for interim or annual periods beginning after June 15, 2004, and provides that an employer shall measure its accumulated plan benefit obligation and net periodic postretirement benefit cost taking into account any subsidy received under the Act.

The Company’s postretirement medical plan (the “Plan”) currently provides certain prescription drug benefits to eligible participants. Based on the current interpretation of the guidance provided in the Act and the Company’s current plan design, the Company has concluded that the prescription drug benefits provided by its postretirement medical plan are not actuarially equivalent to the prescription drug benefits provided by Medicare. Accordingly, no accounting for the federal subsidy is required. In addition, the enactment of the Act was not considered a “significant event” as defined by paragraph 73 of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions;” therefore, the Company did not remeasure its accumulated plan benefit obligation upon adoption of the Act. The Company’s accumulated plan benefit obligation as of June 30, 2004, and the net periodic postretirement benefit costs for the year ended June 30, 2004, were not impacted by the Act.

Note 13. Derivative Financial Instruments

The Company has borrowings outstanding under bank credit facilities, which carry variable interest rates. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

During the fiscal year ended June 30, 2003, the Company entered into treasury rate locks on $125,000 of five-year debt in order to secure the interest rate on a portion of the $220,000 of Senior Notes. Treasury rate locks are customized derivative securities used by investors to lock in the yield or price of a treasury security. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” and were designated as highly effective cash flow hedges. On November 6, 2002, the treasury locks were settled resulting in a gain of $787, which will be accreted into interest expense over the term of the debt. The unamortized gain related to the treasury locks included in accumulated other comprehensive income as June 30, 2004 was approximately $538, of which approximately $157 will be accreted into interest expense over the next twelve months.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 14. Change in Estimate

During the quarter ended December 31, 2002, the Company decreased the expected remaining useful life of certain systems applications used as part of its infrastructure operations. The decrease in the expected remaining useful life was a result of the Company’s continued build-out of certain infrastructure functions which was completed during the second quarter of 2004. This change in estimate resulted in a charge to net income of $1,656 and $2,838 (net of tax), or $0.01 and $0.01 per share, for the three months and six months ended June 30, 2004, respectively. This change in estimate resulted in a charge to net income of $1,775 and $3,549 (net of tax), or $0.01 and $0.02 per share, for the three months and six months ended June 30, 2003, respectively.

Note 15. Income Taxes

For the three months ended June 30, 2004, the Company earned income before taxes of $10,266 and provided for income taxes of $32,684, resulting in an effective tax rate of 318.4%. For the six months ended June 30, 2004, the Company realized a loss before taxes of $4,842 and provided for income taxes of $34,586, resulting in an effective tax rate of (714.3%). The effective tax rate varied from the U.S. Federal statutory tax rate for the three and six months ended June 30, 2004 primarily as a result of the impact of foreign recapitalization, the mix of income attributable to foreign versus domestic tax jurisdiction, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes.

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

For the three months ended June 30, 2004, international operations outside North America represented 30.7% of our business (measured in revenue dollars), compared to 31.5% for the three months ended June 30, 2003. For the six months ended June 30, 2004, international operations outside North America represented 30.1% of our business (measured in revenue dollars), compared to 31.3% for the six months ended June 30, 2003.

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

Our revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software, and costs of subcontractors (collectively referred to as “other direct contract expenses”). Our revenue for the three months ended June 30, 2004 was $875.4 million. This represents an increase of $94.4 million, or 12.1%, from revenue generated during the three months ended June 30, 2003 of $781.0 million. When compared to the three months ended June 30, 2003, revenue for our North America region increased $65.9 million or 12.3%, while revenue for our international regions increased $22.3 million or 9.1%. Our revenue for the six months ended June 30, 2004 was $1,764.0 million. This represents an increase in revenue of $156.4 million, or 9.7%, over revenue generated during the six months ended June 30, 2003 of $1,607.6 million. When compared to the six months ended June 30, 2003, revenue for our North America region increased $120.6 million or 10.9%, while revenue for our international regions increased $27.4 million or 5.4%. When compared to the same periods during the prior year, revenue for our North America region increased primarily due to increases in revenue in both our Public Services and Financial Services business units, offset by declines in revenue in our Communications, Content and Utilities and Consumer, Industrial and Technology business units. Revenue for our international regions increased as a result of the effects of currency exchange-rate fluctuations on reported revenue.

As a multinational company, our international operations, whose functional currency is the local currency, may be significantly affected by currency exchange-rate fluctuations between such local currencies and the U.S. dollar. Over the past year, the strengthening of foreign currencies (primarily the Euro and the Japanese Yen) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue and expense when compared to the same period in the prior year. In constant currency (local currency) terms, our consolidated revenue for the three months ended June 30, 2004 increased by 10.2%, when compared to the three months ended June 30, 2003. In constant currency (local currency) terms, our consolidated revenue for the six months ended June 30, 2004 increased by 6.6%, when compared to the six months ended June 30, 2003. A weakening of foreign currencies against the U.S. dollar could reduce reported revenue and expense items during future periods.

The general economic downturn for the majority of the past year has negatively effected the operations of many of our clients and, in turn, impacted their information technology spending. During this time, competition for new engagements remained strong. However, we are beginning to see improvements in global economic conditions, which has recently led to increased spending on consulting services in certain markets, particularly in our Public Services and Financial Services business units and in certain international regions. Five out of our seven operating segments reported bookings (i.e. new contracts) during the quarter that exceeded our bookings reported during the previous quarter. On a consolidated basis, our book-to-bill ratio (i.e., the ratio of new business booked during the period as a percentage of revenue recognized during the period) for the quarter ended June 30, 2004 was the best of any quarter during the past twelve months. The focus of our dedicated sales force and strong relationships with key accounts has enabled us to maintain strong bookings.

Although we are beginning to experience some positive economic indicators, we continue to experience pricing pressures as competition for new engagements remains strong and as movements toward the use of lower-cost service delivery personnel continue to grow within our industry. Despite strong pricing pressures, we improved our consolidated billing rates when compared to the prior year. Our global presence and experienced, highly skilled workforce have enabled us to successfully differentiate our value and capabilities from those of our competitors, in effect, lessening the impact of current market pricing pressures. Billing rates for our international operations improved 9.7% for the three months ended June 30, 2004 when compared to the three months ended June 30, 2003. Meanwhile, billing rates for our North American operations remained stable for the three months ended June 30, 2004 when compared to the same period during the prior year.

Our gross profit for the three months ended June 30, 2004 was $185.5 million compared with $168.3 million for the three months ended June 30, 2003. Gross profit as a percentage of revenue decreased slightly to 21.2% during the current period compared to 21.5% during the three months ended June 30, 2003. The decline in gross profit percentage is principally due to an increase in other direct contract expenses as the gross margin on revenue derived from other direct contract expenses is generally less profitable than the gross margin derived from services provided from our own workforce. Other direct contract expenses as a percentage of revenue increased to 29.1% during the current period compared to 24.3% during the three months ended June 30, 2003. Our gross profit for the six months ended June 30, 2004 was $328.3 million compared with $337.3 million for the six months ended June 30, 2003. Gross profit as a percentage of revenue decreased to 18.6% during the six months ended June 30, 2004 compared to 21.0% during the six months ended June 30, 2003. The decline in gross profit percentage is principally due to an increase in other direct contract expenses. Other direct contract expenses as a percentage of revenue increased to 31.1% during the six months ended June 30, 2004 compared to 24.3% during the six months ended June 30, 2003.

The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit. Although we require subcontractors to handle specific requirements on certain engagements, a large portion of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain subcontractors. Additionally, the size and complexity of some of our projects make the use of subcontractors a key component to winning the projects. Whenever possible we are focused on limiting the use of subcontractors, working to increase our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to balance our skill base with the market demand for services.

As of June 30, 2004, we had approximately 16,000 employees, including approximately 14,000 client service personnel. We have increased our total headcount and average billable headcount by approximately 600 and 400, respectively, when compared to June 30, 2003. Along with our increase in headcount, consolidated utilization during the three months improved slightly when compared to the three months ended June 30, 2003. Utilization in our North America, EMEA and Asia Pacific regions improved by 0.9%, 5.5% and 14.5%, respectively, while utilization within our Latin America region declined by 4.4%. Utilization represents the percentage of time spent by our client service personnel on billable work. The improvement in our overall utilization is primarily the result of aligning our workforce with market demand for services and successfully integrating our personnel acquired through acquisitions made during fiscal year 2003.

Since July 2003, we have incurred $73.1 million in total restructuring charges related to our global space reduction plan, which is in line with previously issued guidance. Our office space reduction efforts were focused on reducing our overall office space in order to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. During the three months ended June 30, 2004, we recorded an additional $8.4 million charge related to lease, facilities, and other exit costs. Our office space reduction efforts are expected to result in a reduction of our fiscal year 2004 occupancy costs of approximately $20 million.

As of April 1, 2004, we conducted our annual goodwill impairment test. The goodwill impairment test requires a comparison of the fair value of our reporting units to the respective reporting units’ carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models. As of April 1, 2004, the fair value of each of our reporting units exceeded their respective carrying value, indicating that the underlying goodwill of each unit was not impaired as of the testing date. During the six months ended December 31, 2003, we determined that a triggering event was present in our EMEA reporting unit, causing us to perform a goodwill impairment test. The triggering event resulted from adverse changes in the business climate affecting our European operations, which caused our operating profit and cash flows for the EMEA reporting unit to be lower than expected for the six months ended December 31, 2003. As a result of the impairment test, we recorded a goodwill impairment charge of $127.3 million ($0.66) per share.

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

For the three months ended June 30, 2004, we earned income before taxes of $10.3 million and provided for income taxes of $32.7 million resulting in an effective tax rate of 318.4%. For the six months ended June 30, 2004, we realized a loss before taxes of $4.8 million and provided for income taxes of $34.6 million, resulting in an effective tax rate of (714.3%). The effective tax rate varied from the U.S. Federal statutory tax rate for the three and six months ended June 30, 2004 primarily as a result of the impact of foreign recapitalization, the mix of income attributable to foreign versus domestic tax jurisdiction, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes.

Segments

For the three and six months ended June 30, 2004 and 2003, our reportable segments consist of our four North America industry groups (Public Services, Financial Services, Communications, Content and Utilities (previously referred to as Communications and Content) and Consumer, Industrial and Technology), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Our chief operating decision maker, the Chief Executive Officer (who also serves as interim Chief Financial Officer), evaluates performance and allocates resources among the segments. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 7, “Segment Reporting,” of the Notes to Consolidated Condensed Financial Statements.

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

The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. As of June 30, 2004, our reporting units consisted of our four North America industry groups and our three international regions. To conduct a goodwill impairment test, the fair value of the reporting unit is compared with its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the goodwill exceeds its implied fair value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. We estimate the fair values of our reporting units using discounted cash flow valuation models. These models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

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

At June 30, 2004, we believe we have appropriately accrued for exposures related to uncertain tax positions. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.

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

Balances and amounts throughout the consolidated condensed financial statements and accompanying notes are presented on a restated basis.

Results of Operations

The following tables present certain financial information and performance metrics for each of our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue:
Public Services	$356,403	$277,905	$735,290	$559,571
Communications, Content and Utilities	59,210	74,586	122,375	164,027
Financial Services	75,172	62,170	142,604	122,591
Consumer, Industrial and Technology	112,100	122,315	226,702	260,186
EMEA	163,047	139,254	316,981	296,857
Asia Pacific	84,765	80,203	172,320	164,063
Latin America	20,701	26,744	41,516	42,493
Corporate/Other	3,989	(2,227)	6,202	(2,153)

Total	$875,387	$780,950	$1,763,990	$1,607,635

Revenue %:
Public Services	41%	36%	42%	35%
Communications, Content and Utilities	7%	10%	7%	10%
Financial Services	9%	8%	8%	8%
Consumer, Industrial and Technology	13%	16%	13%	16%
EMEA	19%	18%	18%	18%
Asia Pacific	10%	10%	10%	10%
Latin America	2%	3%	2%	3%
Corporate/Other	n/m	n/m	n/m	n/m

Total	100%	100%	100%	100%

Gross Profit (Loss):
Public Services	$100,616	$83,815	$197,586	$169,816
Communications, Content and Utilities	12,347	21,928	23,340	46,571
Financial Services	25,016	19,253	39,931	34,582
Consumer, Industrial and Technology	26,469	36,388	49,752	72,399
EMEA	31,255	21,666	46,698	42,090
Asia Pacific	12,295	13,581	27,241	27,101
Latin America	4,904	8,535	8,229	12,541
Corporate/Other (1)	(27,442)	(36,890)	(64,463)	(67,775)

Total	$185,460	$168,276	$328,314	$337,325

Gross Profit (Loss) %:
Public Services	28%	30%	27%	30%
Communications, Content and Utilities	21%	29%	19%	28%
Financial Services	33%	31%	28%	28%
Consumer, Industrial and Technology	24%	30%	22%	28%
EMEA	19%	16%	15%	14%
Asia Pacific	15%	17%	16%	17%
Latin America	24%	32%	20%	30%
Corporate/Other	n/m	n/m	n/m	n/m
Total	21%	22%	19%	21%

(1)	Corporate/Other gross profit (loss) is principally due to infrastructure and shared services costs.

n/m = not meaningful

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue. Revenue increased $94.4 million, or 12.1%, from $781.0 million during the three months ended June 30, 2003, to $875.4 million during the three months ended June 30, 2004. The increase in revenue was primarily attributable to a $65.9 million increase in revenue within our North America operating segments and a $22.3 million increase in revenue within our international operating segments. Our North America revenue of $602.9 million for the three months ended June 30, 2004 increased 12.3% when compared to the same period in the prior year. The increase in our North America revenue was primarily the result of strong growth in both our Public Services and Financial Services business units. Revenue from our international operations for the three months ended June 30, 2004 was $268.5 million, an increase of 9.1% when compared to the same period in the prior year. The increase in revenue from our international operations was primarily the result of growth in the EMEA region and the effect of currency exchange-rate fluctuations on reported revenue.

Public Services, the Company’s largest business unit, generated revenue during the three months ended June 30, 2004 of $356.4 million, representing an increase of $78.5 million, or 28.2%, over the three months ended June 30, 2003. This increase was predominantly the result of growth in the Federal business sector. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates of 15.7% and 10.8%, respectively. Revenue for our State, Local & Education (SLED) business sector decreased when compared to the prior year due to the completion of several large engagements and the gradual transition to new work.

The Communications, Content and Utilities generated revenue of $59.2 million during the three months ended June 30, 2004, representing a decline of $15.4 million, or 20.6%, from the three months ended June 30, 2003. This decline was primarily the result of declines in revenue in our Wireline sector due to our completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail the Company’s involvement in non-compliance related projects. The Communications, Content and Utilities business unit experienced a decline in average billing rates and engagement hours of 10.1% and 11.7%, respectively, when compared to the prior period.

Our Financial Services business unit generated revenue during the three months ended June 30, 2004 of $75.2 million, representing growth of $13.0 million, or 20.9%, over the three months ended June 30, 2003. This increase in revenue was principally due to a 46.7% increase in engagement hours and a 12.2% increase in utilization when compared to the same period in the prior year. Growth in the Financial Services business unit was predominantly in the Banking & Insurance sector. Although engagement hours and utilization increased, billing rates for the three months ended June 30, 2004 declined 17.6% when compared to the same period during the prior year as a result of pricing pressure from both our clients and competition in the Banking & Insurance and Global Markets sectors.

The Consumer, Industrial and Technology business unit generated revenue during the three months ended June 30, 2004 of $112.1 million, representing a decline of $10.2 million, or 8.4%, over the three months ended June 30, 2003. This decline was primarily the result of challenging economic conditions in this market segment over the past year, which have led to a decrease in technology spending and increased pricing pressures. Consumer, Industrial and Technology experienced a decline in average billing rates of 6.8% when compared to the same period in the prior year. Although client spending within the Consumer, Industrial and Technology industry remains cautious, we have begun to see some positive opportunities for growth, evidenced largely by improvement in our bookings. Bookings for the three months ended June 30, 2004 were the highest they have been in the past three quarters, primarily resulting from market improvements in the Oil & Gas, Life Sciences and Aerospace & Defense industries.

The EMEA business unit generated revenue of $163.0 million during the three months ended June 30, 2004, representing growth of $23.8 million, or 17.1%, over the three months ended June 30, 2003. The reported revenue for our EMEA business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our EMEA business unit for the three months ended June 30, 2004 improved by approximately 10.4% when compared to the three months ended June 30, 2003. The quarter ended June 30, 2004 was our most profitable quarter in EMEA in the past six quarters. Growth in the EMEA business unit is mainly the result of an increase in average billing rates (on a constant currency basis) of 12.4%, despite continued pricing pressure in the market.

The Asia Pacific business unit generated revenue of $84.8 million during the three months ended June 30, 2004 representing growth of $4.6 million, or 5.7%, over the three months ended June 30, 2003. The reported revenue for our Asia Pacific business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. During the three months ended June 30, 2004, the Asia Pacific business unit was engaged in a number of fixed fee projects where the average rate per hour was lower than the historical average for the region. As a result, in constant currency terms, revenue for our Asia Pacific business unit for the three months ended June 30, 2004 decreased by approximately 2.3% when compared to the three months ended June 30, 2003. The average rate per hour for these engagements, primarily in Australia, China and Japan, was lower than the historical average as a result of expending additional time and effort to deliver under our contractual arrangements than was initially planned. In addition, average billing rates were negatively impacted by significant investments made on certain engagements in an effort to position ourselves favorably for prospective work.

Our Latin America business unit generated revenue of $20.7 million during the three months ended June 30, 2004, representing a decrease of $6.0 million, or 22.6%, over the three months ended June 30, 2003. Revenue in Latin America declined as a result of increased market competition, primarily in Mexico and Brazil. The increase in market competition resulted in a 9.7% decline in engagement hours as well as a 10.3% decrease in our average billing rate per hour. Our utilization has declined slightly; however, we believe our workforce is in line with market demand for services. Currency exchange-rate fluctuations did not have a significant impact on our Latin America operations.

Gross Profit. Gross profit as a percentage of revenue declined slightly to 21.2% for the three months ended June 30, 2004, compared to 21.5% for the three months ended June 30, 2003. The decrease in gross profit as a percentage of revenue was primarily due to an increase in other direct contract expenses. Other direct contract expenses as a percentage of revenue increased to 29.1% during the current period compared to 24.3% during the three months ended June 30, 2003. In dollar terms, gross profit increased by $17.2 million, or 10.2%, from $168.3 million for the three months ended June 30, 2003, to $185.5 for the three months ended June 30, 2004. The decrease in gross profit as a percentage of revenue for the three months ended June 30, 2004 compared to the same period during the prior year resulted primarily from the net impact of the following:

•	A net increase in professional compensation of $15.3 million, or 4.3%, from $356.4 million for the three months ended June 30, 2003, to $371.7 million for the three months ended June 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in our Public Services and Financial Services business units in response to the market demands in these industries. Professional compensation expense as a percentage of revenue improved to 42.5% for the three months ended June 30, 2004 compared to 45.6% during the same period in the prior year.

•

A net increase in other direct contract expenses of $64.9 million, or 34.2%, from $189.9 million, or 24.3% of revenue, for the three months ended June 30, 2003, to $254.7 million, or 29.1% of revenue, for the three months ended June 30, 2004. The $64.9 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services, Asia

Pacific and EMEA business units. Additionally, the increase in subcontractors and materials procurement costs negatively impacted gross margin, as the gross margin on revenue derived from other direct contract expenses is generally less profitable than the gross margin on revenue derived from services provided from our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain subcontractors. In addition, the size and complexity of some of our projects make usage of subcontractors a key ingredient to winning the projects. We are focused on limiting the use of subcontractors and minimizing travel-related expenses whenever possible, working to increase our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to align our skill base with the market demand for our services.

•	A net decrease in other costs of service of $2.1 million, or 3.6%, from $57.2 million for the three months ended June 30, 2003, to $55.1 million for the three months ended June 30, 2004. The decrease in other costs of service is primarily attributable to savings achieved as a result of our office space reduction efforts, offset by an increase in costs associated with the overall growth of our business over the past year and an increase in bad debt expense. Other costs of service as a percentage of revenue declined slightly to 6.3% during the current period compared to 7.3% during the three months ended June 30, 2003.

•	During the three months ended June 30, 2004, we recorded, within the Corporate/Other operating segment, a charge of $8.4 million for lease, facilities and other exit costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. During the three months ended June 30, 2003, we recorded a $9.2 million charge for lease, facilities and other exit costs.

Gross profit as a percentage of revenue for our Public Services business unit declined to 28.2% in the three months ended June 30, 2004, from 30.2% in the three months ended June 30, 2003. This decline is principally due to a $44.1 million increase in other direct contract expenses as a result of our increased use of subcontractors, coupled with a $16.0 million increase in compensation expense. As mentioned above, the increase in our use of subcontractors is mainly the result of the mandated use of subcontractors on certain engagements. The increase in professional compensation expense is primarily due to an increase in our headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer.

Gross profit as a percentage of revenue for the Communications, Content and Utilities business unit decreased to 20.9% in the three months ended June 30, 2004 from 29.4% in the three months ended June 30, 2003. In dollar terms, gross profit decreased $9.6 million, or 43.7%, when compared to the prior year. The decline in gross profit was principally due to the decrease in revenue of $15.4 million resulting primarily from the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. Contracts involving testing related to compliance with the 1996 Telecommunications Act generally had higher levels of profitability than other contracts within the Communications, Content and Utilities business unit.

Gross profit as a percentage of revenue for the Financial Services business unit increased to 33.3% in the three months ended June 30, 2004 from 31.0% in the three months ended June 30, 2003. The increase in gross profit was principally due to a decrease in other direct contract expenses as a percentage of revenue from 18.8% during the three months ended June 30, 2003 to 13.8% during the current period.

Gross profit as a percentage of revenue for the Consumer, Industrial and Technology business unit declined to 23.6% in the three months ended June 30, 2004 from 29.7% in the three months ended June 30, 2003. In dollar terms, gross profit decreased $9.9 million, or 27.3%, when compared to the prior year. The decline in gross profit was principally due to the decrease in revenue resulting from the challenging economic conditions and cautious IT spending in this industry.

Gross profit as a percentage of revenue for the EMEA business unit improved to 19.2% during the three months ended June 30, 2004, compared to 15.6% during the three months ended June 30, 2003. This improvement is primarily a result of a $23.8 million increase in revenue as well as a reduction in professional compensation expense as a percentage of revenue during the three months ended June 30, 2004. The decrease in professional compensation expense is a result of our workforce reduction actions taken in previous quarters. Gross profit improved despite the increased use of subcontractors during the three months ended June 30, 2004. The increase in our use of subcontractors is a result of our need to outsource certain types of skills in order to meet client requirements.

Gross profit as a percentage of revenue for the Asia Pacific business unit declined to 14.5%, for the three months ended June 30, 2004, compared to 16.9% for the three months ended June 30, 2003. This decline in gross profit was primarily the result of lower than expected revenue during the current period due to the decline in our average billing rates, coupled with increases in both other direct contract expenses and professional compensation expense. Other direct contract expenses and professional compensation expense have increased mainly due to the overall growth of our business throughout the region, which caused an increase in our use of subcontractors and overall headcount when compared to the prior period.

Gross profit as a percentage of revenue for Latin America declined to 23.7% during the three months ended June 30, 2004 compared to 31.9% during the three months ended June 30, 2003. This decline is primarily the result of a $6.0 million decrease in revenue as well as an increase in other costs of service as a percentage of revenue.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $12.2 million to $1.0 million for the three months ended June 30, 2004, from $13.2 million for the three months ended June 30, 2003. This decrease relates to a significant portion of the purchased intangible assets acquired before December 31, 2002 being fully amortized by August 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $44.2 million, or 35.8%, from $123.6 million for the three months ended June 30, 2003, to $167.9 million for the three months ended June 30, 2004. Selling, general and administrative expenses as a percentage of gross revenue increased to 19.2% compared to 15.8% for the three months ended June 30, 2003. The increase in selling, general and administrative expenses is predominantly related to an increase in sales and infrastructure costs associated with the overall growth of our business over the past year as well as higher expenses related to audit fees, Sarbanes-Oxley compliance and the continued build-out of our internal IT function. This increase is partially offset by savings as we continue to wind down services provided under our transition services agreement with KPMG LLP.

Income Tax Expense. For the three months ended June 30, 2004, we earned income before taxes of $10.3 million and provided for income taxes of $32.7 million, resulting in an effective tax rate of 318.4%. For the three months ended June 30, 2003, we earned income before taxes of $27.9 million and provided for income taxes of $17.7 million, resulting in an effective tax rate of 63.5%. The effective tax rate varied from the U.S. Federal statutory tax rate for the three months ended June 30, 2004 primarily as a result of the impact of foreign recapitalization, the mix of income attributable to foreign versus domestic tax jurisdiction, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes.

Net Income (Loss). For the three months ended June 30, 2004, we realized a net loss of $22.4 million, or ($0.11) per share. For the three months ended June 30, 2003, we realized net income of $10.2 million, or $0.05 per share.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue. Revenue increased $156.4 million, or 9.7%, from $1,607.6 million during the six months ended June 30, 2003, to $1,764.0 million during the six months ended June 30, 2004. The increase in revenue was primarily attributable to a $120.6 million increase in revenue within our North America operating segments and a $27.4 million increase in revenue within our international operating segments. Our North America revenue of $1,227.0 million for the six months ended June 30, 2004 increased 10.9% when compared to the same period in the prior year. The increase in our North America revenue was primarily the result of strong growth in both our Public Services and Financial Services business units. Revenue from our international operations for the six months ended June 30, 2004 was $530.8 million, an increase of 5.4% when compared to the same period in the prior year. Revenue for our international regions increased predominantly due to the effect of currency exchange-rate fluctuations on reported revenue.

Public Services, the Company’s largest business unit, generated revenue during the six months ended June 30, 2004 of $735.3 million, representing an increase of $175.7 million, or 31.4%, over the six months ended June 30, 2003. This increase was predominantly the result of growth in the Federal business sector. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates of 14.3% and 14.9%, respectively. Revenue for our State, Local & Education (SLED) business sector decreased when compared to the prior year due to the completion of several large engagements and the gradual transition to new work.

The Communications, Content and Utilities business unit generated revenue of $122.4 million during the six months ended June 30, 2004, representing a decline of $41.7 million, or 25.4%, from the six months ended June 30, 2003. This decline was primarily the result of a decline in revenue in our Wireline sector due to our completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act and continued pricing pressures, as competition for new engagements has remained strong. While engaged on compliance testing contracts, certain clients decided to curtail the Company’s involvement in non-compliance related projects.

Our Financial Services business unit generated revenue during the six months ended June 30, 2004 of $142.6 million, representing growth of $20.0 million, or 16.3%, over the six months ended June 30, 2003. This increase in revenue was principally due to a 34.7% increase in engagement hours and a 16.5% increase in utilization when compared to the same period in the prior year. Growth in the Financial Services business unit was predominantly in the Banking & Insurance sector. Although engagement hours and utilization increased, billing rates for the six months ended June 30, 2004 declined 13.7% when compared to the same period during the prior year as a result of pricing pressure from both our clients and competition in the Banking & Insurance and Global Markets sectors.

The Consumer, Industrial and Technology business unit generated revenue during the six months ended June 30, 2004 of $226.7 million, representing a decline of $33.5 million, or 12.9%, over the six months ended June 30, 2003. The decline was primarily the result of challenging economic conditions in the market segment over the past year, which have led to a decrease in technology spending and increased pricing pressures. Consumer, Industrial and Technology experienced a decline in engagement hours and average billing rates of 7.7% and 5.6%, respectively, when compared to the same period in the prior year.

The EMEA business unit generated revenue of $317.0 million during the six months ended June 30, 2004, representing growth of $20.1 million, or 6.8%, over the six months ended June 30, 2003. The reported revenue for our EMEA business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our EMEA business unit for the six months ended June 30, 2004 declined by approximately 3.9% when compared to the six months ended June 30, 2003. This decline was mainly due to overcapacity in the marketplace and weaker demand for work within the first three months of the period, offset by stronger performance and an increase in average billing rates during the final three months of the period.

The Asia Pacific business unit generated revenue of $172.3 million during the six months ended June 30, 2004 representing growth of $8.3 million, or 5.0%, over the six months ended June 30, 2003. The reported revenue for our Asia Pacific business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Japanese Yen) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. During the six months ended June 30, 2004, the Asia Pacific business unit was engaged in a number of fixed fee projects where the average rate per hour was lower than the historical average for the region. As a result, in constant currency terms, revenue for our Asia Pacific business unit for the six months ended June 30, 2004 decreased by approximately 6.1% when compared to the six months ended June 30, 2003. The average rate per hour for these engagements, primarily in Australia, China and Japan, was lower than the historical average as a result of expending additional time and effort to deliver under our contractual arrangements than was initially planned. In addition, average billing rates were negatively impacted by significant investments made on certain engagements in an effort to position ourselves favorably for prospective work.

Our Latin America business unit generated revenue of $41.5 million during the six months ended June 30, 2004, representing a slight decline of $1.0 million, or 2.3%, over the six months ended June 30, 2003. Revenue for Latin America decreased as a result of increased market pressures, primarily in Mexico and Brazil. Currency exchange-rate fluctuations did not have a significant impact on our Latin America operations for the six month periods.

Gross Profit. Gross profit as a percentage of revenue declined to 18.6% for the six months ended June 30, 2004, compared to 21.0% for the six months ended June 30, 2003. This decline is mainly attributable to an increase in other direct contract expenses. Other direct contract expenses as a percentage of revenue increased to 31.1% during the six months ended June 30, 2004 compared to 24.3% during the six months ended June 30, 2003. In dollar terms, gross profit decreased by $9.0 million, or 2.7% from $337.3 million for the six months ended June 30, 2003, to $328.3 for the six months ended June 30, 2004. The decrease in gross profit for the six months ended June 30, 2004 compared to the same period in the prior year resulted primarily from the net impact of the following:

•	A net increase in professional compensation of $12.1 million, or 1.6%, from $738.1 million for the six months ended June 30, 2003, to $750.2 million for the six months ended June 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to overall market demand for services. Professional compensation expense improved as a percentage of revenue to 42.5% for the six months ended June 30, 2004 compared to 45.9% during the same period in the prior year.

•	A net increase in other direct contract expenses of $157.7 million, or 40.3%, from $391.3 million, or 24.3% of revenue, for the six months ended June 30, 2003, to $549.0 million, or 31.1% of revenue, for the six months ended June 30, 2004. The $157.7 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services and EMEA business units. Additionally, the increase in subcontractors and materials procurement costs negatively impacted gross margin, as the gross margin on revenue derived from other direct contract expenses is generally less profitable than the gross margin on revenue derived from services provided from our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain subcontractors. In addition, the size and complexity of some of our projects make usage of subcontractors a key ingredient to winning the projects. We are focused on limiting the use of subcontractors and minimizing travel-related expenses whenever possible, working to increase our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to align our skill base with the market demand for our services.

•

A net decrease in other costs of service of $1.1 million, or 0.9%, from $125.9 million for the six months ended June 30, 2003, to $124.8 million for the six months ended June 30, 2004. The decrease in other costs of service is primarily attributable to savings achieved as a result of our office space reduction efforts, offset by an increase in costs associated with the overall growth of our business over the past year. Other costs of service as a percentage of revenue decreased slightly from 7.8% during the six months ended June 30, 2003 to 7.1% during the six months ended June 30, 2004.

•	During the six months ended June 30, 2004, we recorded, within the Corporate/Other operating segment, a charge of $11.7 million for lease, facilities and other exit costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. During the six months ended June 30, 2003, we recorded a $15.0 million charge for lease, facilities and other exit costs.

Gross profit as a percentage of revenue for our Public Services business unit declined to 26.9% in the six months ended June 30, 2004, from 30.3% in the six months ended June 30, 2003. This decline is principally due to a $123.0 million increase in other direct contract expenses as a result of our increased use of subcontractors, coupled with a $21.7 million increase in compensation expense. The increase in our use of subcontractors is mainly the result of the mandated use of subcontractors on certain engagements. The increase in professional compensation expense is primarily due to an increase in our headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer.

Gross profit as a percentage of revenue for the Communications, Content, and Utilities business unit decreased to 19.1% in the six months ended June 30, 2004 from 28.4% in the six months ended June 30, 2003. In dollar terms, gross profit decreased $23.2 million, or 49.9%, when compared to the prior year. The decline in gross profit was principally due to a decrease in revenue of $41.7 million resulting primarily from the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. Contracts involving testing related to compliance with the 1996 Telecommunications Act generally had higher levels of profitability than other contracts within the Communications, Content and Utilities business unit.

Gross profit as a percentage of revenue for the Financial Services business unit decreased to 28.0% in the six months ended June 30, 2004 from 28.2% in the six months ended June 30, 2003. The decline in gross profit was principally due to an increase in other direct contract expenses of $2.2 million, or 9.3%, from the six months ended June 30, 2003 to the six months ended June 30, 2004. The increase in other direct contract expenses is mainly due to increases in travel expenses partially offset by a decrease in the use of subcontractors. In addition, gross profit for the Financial Services business unit was negatively impacted by an increase in professional compensation expense resulting from an increase in headcount, particularly in the Banking & Insurance sector.

Gross profit as a percentage of revenue for the Consumer, Industrial and Technology business unit declined to 21.9% in the six months ended June 30, 2004 from 27.8% in the six months ended June 30, 2003. In dollar terms, gross profit decreased $22.6 million, or 31.3%, when compared to the prior year. The decline in gross profit was principally due to the decrease in revenue resulting from the challenging economic conditions and cautious IT spending.

Gross profit as a percentage of revenue for the EMEA business unit improved to 14.7% during the six months ended June 30, 2004, compared to 14.2% during the six months ended June 30, 2003. This improvement is primarily a result of a $20.1 million increase in revenue as well as a decrease in professional compensation expense as a percentage of revenue during the six months ended June 30, 2004. The decrease in professional compensation expense as a percentage of revenue is a result of our workforce reduction actions taken in previous periods. Gross profit improved despite increased use of subcontractors during the six months ended June 30, 2004. The increase in our use of subcontractors is a result of our need to contract for certain types of skills in order to meet client requirements.

Gross profit as a percentage of revenue for the Asia Pacific business unit declined to 15.8% during the six months ended June 30, 2004, compared to 16.5% for the six months ended June 30, 2003. This decline in gross profit was primarily the result of lower revenue during the current period due to the decline in our average billing rates, coupled with increased other direct contract expenses and professional compensation expense. Other direct contract expenses and professional compensation expense have increased mainly due to the overall growth of our business throughout the region, which caused an increase in our use of subcontractors and overall headcount when compared to the prior period.

Gross profit as a percentage of revenue for Latin America declined to 19.8% during the six months ended June 30, 2004 compared to 29.5% during the six months ended June 30, 2003. This decline is primarily the result of our increased use of subcontractors at key clients to satisfy the demands for our services.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $23.6 million to $2.1 million for the six months ended June 30, 2004, from $25.6 million for the six months ended June 30, 2003. This decrease relates to a significant portion of the purchased intangible assets acquired before December 31, 2002 being fully amortized by August 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $56.6 million, or 21.6%, from $261.9 million for the six months ended June 30, 2003, to $318.5 million for the six months ended June 30, 2004. This increase is predominantly related to an increase in sales and infrastructure costs associated with the overall growth of our business over the past year as well as higher expenses related to audit fees, Sarbanes-Oxley compliance and the continued build-out of our internal IT function. The increase is partially offset by savings as we continue to wind down services provided under our transition services agreement with KPMG LLP. Selling, general and administrative expenses as a percentage of gross revenue increased to 18.1% as compared to 16.3% for the six months ended June 30, 2003.

Income Tax Expense. For the six months ended June 30, 2004, we realized a loss before taxes of $4.8 million and provided for income taxes of $34.6 million, resulting in an effective tax rate of (714.3%). For the six months ended June 30, 2003, we earned income before taxes of $42.7 million and provided for income taxes of $29.7 million, resulting in an effective tax rate of 69.4%. The effective tax rate varied from the U.S. Federal statutory tax rate for the six months ended June 30, 2004 primarily as a result of the impact of foreign recapitalization, the mix of income attributable to foreign versus domestic tax jurisdiction, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes.

Net Income (Loss). For the six months ended June 30, 2004, we realized net a loss of $39.4 million, or $0.20 per share. For the six months ended June 30, 2003, we realized net income of $13.1 million, or $0.07 per share.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings available under our various existing credit facilities and existing cash balances. At June 30, 2004, we had a cash balance of $136.1 million, which has increased by $13.6 million from a cash balance of $122.5 million at December 31, 2003.

Net cash provided by operating activities during the six months ended June 30, 2004 was $24.0 million, a decrease of $83.5 million over the six months ended June 30, 2003. This decrease was due to a $13.1 million change in operating assets and liabilities, as well as a $70.4 million decrease in cash operating results (which consists of net income adjusted for changes in deferred income taxes, provision for doubtful accounts, stock awards, depreciation and amortization, lease and facilities restructuring charges and other non-cash items). The change in operating assets and liabilities is primarily the result of the timing of our collection of accounts receivable, offset by the timing of our payments to vendors and the timing of employee benefit payments during the current period. Our days sales outstanding increased from 66 days at June 30, 2003 to 85 days at June 30, 2004. Days sales outstanding represents the trailing twelve months revenue divided by 365 days, which is divided into the consolidated accounts receivables, unbilled revenue and deferred revenue balances to arrive at days sales outstanding at a point in time. Our days sales outstanding increased during the period ended June 30, 2004 due to a delay in our billings process caused by the conversion of our North American financial accounting system.

Net cash used in investing activities during the six months ended June 30, 2004 was $37.1 million, due to purchases of property and equipment, including internal use software, incurred as part of our continued infrastructure build-out. Net cash used in investing activities decreased $29.3 million when compared to the six months ended June 30, 2003, resulting primarily from a higher level of spending on property and equipment during the six months ended June 30, 2003.

Net cash provided by financing activities for the six months ended June 30, 2004 was $28.9 million, due to proceeds from borrowings, net of repayments, of $29.4 million and $13.4 million received in exchange for the issuance of common stock primarily relating to our employee stock purchase plan, offset by a $14.0 million net decrease in book overdrafts. For the six months ended June 30, 2003, net cash used in financing activities was $4.6 million principally due to repayments of borrowings, net of proceeds, offset by proceeds received in exchange for the issuance of common stock primarily relating to our Employee Stock Purchase Plan.

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

PART I, ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2004 and December 31, 2004, management performed as of each such date, with the participation of our chief executive officer (who is also the chief financial officer) and our chief accounting officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file our 2004 Form 10-K within the statutory time period and the necessity of filing this amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, management concluded that, as of December 31, 2004 and June 30, 2004, the Company’s disclosure controls and procedures were not effective.

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

These and other procedures resulted in the identification of accounting and audit adjustments related to our consolidated financial statements for the year ended December 31, 2004 and our consolidated condensed financial statements for the quarter ended June 30, 2004, which necessitated the filing of this Report on Form 10-Q/A for the quarter ended June 30, 2004. These adjustments also required us to restate our previously filed consolidated financial statements and related Selected Financial Data as of and for the six-month period ended December 31, 2003; and for the fiscal years ended June 30, 2003 and 2002; and our condensed consolidated financial statements for the quarterly periods during the year ended December 31, 2004; and the fiscal year ended June 30, 2003. We refer to these periods as the “Restated Periods.” In addition, we restated the Selected Financial Data for the fiscal year ended June 30, 2001 and the five-month period ended June 30, 2000. The amounts included in Management’s Discussion and Analysis and other disclosures in this Quarterly Report on Form 10-Q/A have also been restated for all Restated Periods presented. Restatement adjustments are further described in Note 2: “Restatement” of the Notes to Consolidated Condensed Financial Statements included within this Form 10-Q/A.

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

In addition, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, management conducted, with the participation of our chief executive officer/chief financial officer and our chief accounting officer, an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making our assessment, management has reviewed and considered the findings of the Audit Committee Investigation in the preparation of this Form 10-Q/A. The Audit Committee Investigation is described in Item 1, “Business – Certain Developments in Late 2004, 2005 and 2006 – Audit Committee

Investigation” to the 2004 Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004, which existed as of June 30, 2004.

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

***

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, which existed as of June 30, 2004, based on the Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

PART II, ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, since August 14, 2003, various separate complaints purporting to be class actions were filed in the United States District Court for the Eastern District of Virginia alleging that we and certain of our officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that the Company made materially misleading statements with respect to its financial results for the first three quarters of fiscal year 2003 in its SEC filings and press releases. The Plaintiffs’ Amended Consolidated Complaint was filed on December 31, 2003. Defendants’ Motion to Dismiss was filed on February 10, 2004. On March 31, 2004, the parties filed a stipulation requesting that the Court approve a settlement of this matter for $1.7 million, all of which is to be paid by the Company’s insurer. On April 2, 2004, the Court considered and gave preliminary approval to the proposed settlement. Notice of the proposed settlement has been sent to the purported class of shareholders. The Court gave final approval to the proposed settlement on July 16, 2004.

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