Form 10-Q/A
period 2004-09-30
BEARINGPOINT INC
filed 2006-03-10
CIK 1113247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

INTRODUCTORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of BearingPoint, Inc. (the “Company”) for the quarter ended September 30, 2004, as originally filed by the Company on November 9, 2004 (the “Original Filing”) and as amended on November 19, 2004.

This Amendment is being filed to reflect a restatement of the Company’s financial statements to correct accounting errors and departures from generally accepted accounting principles (“GAAP”). The following items have been amended as a result of the restatement:

(i) Part I, Item 1, “Financial Statements,” has been revised to restate certain amounts included in the Company’s Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2004 and 2003 (see also Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements for discussion of significant changes);

(ii) Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” has been revised to reflect the restatement of the Company’s Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2004 and 2003; and

(iii) Part I, Item 4, “Controls and Procedures,” has been revised to disclose certain matters identified in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2004.

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

The circumstances necessitating the restatement and the effects of the restatement on the quarters ended September 30, 2004 and 2003 are more fully described in Note 2, “Restatement,” of the Notes to Consolidated Condensed Financial Statements.

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

BEARINGPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I, ITEM 1.—FINANCIAL STATEMENTS

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$823,691	$748,239	$2,587,681	$2,355,874

Costs of service:
Professional compensation	385,308	349,441	1,135,494	1,087,541
Other direct contract expenses	209,609	190,442	758,588	581,707
Lease and facilities restructuring charges	—	58,953	11,699	73,971
Other costs of service	60,103	62,462	184,915	188,389

Total costs of service	655,020	661,298	2,090,696	1,931,608

Gross profit	168,671	86,941	496,985	424,266
Amortization of purchased intangible assets	793	7,690	2,891	33,338
Selling, general and administrative expenses	144,808	139,298	463,298	401,160

Operating income (loss)	23,070	(60,047)	30,796	(10,232)
Interest income	399	246	691	1,524
Interest expense	(5,115)	(3,772)	(13,557)	(13,564)
Other income (expense), net	(193)	1,101	(4,611)	2,537

Income (loss) before taxes	18,161	(62,472)	13,319	(19,735)
Income tax expense (benefit)	13,694	(14,135)	48,280	15,515

Net income (loss)	$4,467	$(48,337)	$(34,961)	$(35,250)

Earnings (loss) per share—basic and diluted	$0.02	$(0.25)	$(0.18)	$(0.18)

Weighted average shares—basic	197,789,096	193,093,913	196,376,059	191,513,588

Weighted average shares—diluted	198,243,384	193,093,913	196,376,059	191,513,588

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$144,284	$122,475
Accounts receivable, net	363,585	357,653
Unbilled revenue	486,894	315,431
Income tax receivable	40,230	22,942
Deferred income taxes	68,297	57,976
Prepaid expenses and other current assets	72,767	52,640

Total current assets	1,176,057	929,117

Property and equipment, net	200,844	199,517
Goodwill	979,389	991,347
Other intangible assets, net	4,376	8,156
Deferred income taxes, less current portion	52,800	59,568
Other assets	40,198	23,908

Total assets	$2,453,664	$2,211,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$118,180	$9,345
Accounts payable	331,616	232,577
Accrued payroll and employee benefits	237,794	217,965
Deferred revenue	74,630	74,378
Income tax payable	93,542	48,886
Current portion of accrued lease and facilities charge	18,782	22,048
Deferred income taxes	9,632	10,917
Other current liabilities	95,117	117,178

Total current liabilities	979,293	733,294

Notes payable, less current portion	226,921	238,883
Accrued employee benefits	68,253	62,821
Accrued lease and facilities charge, less current portion	33,945	33,850
Deferred income taxes, less current portion	14,180	11,073
Other liabilities	71,277	61,697

Total liabilities	1,393,869	1,141,618

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized, 202,979,214 shares issued and 199,166,964 shares outstanding on September 30, 2004 and 198,295,364 shares issued and 194,483,114 shares outstanding on December 31, 2003	2,020	1,973
Additional paid-in capital	1,140,678	1,105,631
Accumulated deficit	(251,291)	(216,330)
Notes receivable from stockholders	(9,028)	(9,114)
Accumulated other comprehensive income	213,143	223,562
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	1,059,795	1,069,995

Total liabilities and stockholders’ equity	$2,453,664	$2,211,613

The accompanying notes are an integral part of these consolidated condensed financial statements.

BEARINGPOINT, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
	(as restated)	(as restated)
Cash flows from operating activities:
Net loss	$(34,961)	$(35,250)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(1,657)	(49,773)
Provision for doubtful accounts	6,859	424
Stock awards	7,872	10,822
Depreciation and amortization of property and equipment	57,002	65,620
Amortization of purchased intangible assets	2,891	33,338
Lease and facilities restructuring charges	11,699	73,971
Other	1,406	(1,615)
Changes in assets and liabilities:
Accounts receivable	(14,707)	69,443
Unbilled revenue	(172,143)	(88,443)
Income tax receivable, prepaid expenses and other current assets	(14,682)	(13,038)
Other assets	(15,803)	(773)
Accrued payroll and employee benefits	20,874	(46,663)
Accounts payable and other current liabilities	116,341	77,219
Other liabilities	9,676	(3,440)

Net cash provided by (used in) operating activities	(19,333)	91,842

Cash flows from investing activities:
Purchases of property and equipment	(60,436)	(83,541)
Businesses acquired, net of cash acquired	—	(4,365)

Net cash used in investing activities	(60,436)	(87,906)

Cash flows from financing activities:
Proceeds from issuance of common stock	25,724	24,925
Proceeds from notes payable	857,840	788,903
Repayment of notes payable	(760,289)	(824,069)
Payments on notes receivable from stockholders	86	95
Decrease in book overdrafts	(20,971)	(3,436)

Net cash provided by (used in) financing activities	102,390	(13,582)

Effect of exchange rate changes on cash and cash equivalents	(812)	3,027

Net increase (decrease) in cash and cash equivalents	21,809	(6,619)
Cash and cash equivalents—beginning of period	122,475	83,468

Cash and cash equivalents—end of period	$144,284	$76,849

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

The interim consolidated condensed financial statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to calendar year 2004, certain of the Company’s consolidated foreign subsidiaries within the Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America regions reported their results on a one-month lag, which allowed additional time to compile results. During the nine months ended September 30, 2004, the Company recorded a change in accounting principle resulting from certain Asia Pacific and EMEA regions now reporting on a current period basis. The purpose of the change is to have these certain foreign subsidiaries report on a basis that is consistent with the Company’s fiscal reporting period. As a result, net loss for the nine months ended September 30, 2004 includes a cumulative effect of a change in accounting principle of $529, which represents the December 2003 loss for these entities. This amount is included in other income (expense), net in the interim consolidated condensed statement of operations for the nine months ended September 30, 2004 due to the immateriality of the effect of the change in accounting principle to consolidated net loss. Certain of the Company’s consolidated foreign subsidiaries within EMEA continue to report their results of operations on a one-month lag.

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

•	Misapplication of GAAP in accounting for contractual arrangements as it pertains to Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” For example, for a specific service line the Company inappropriately recorded revenue on its contracts as services were delivered to the clients. Based upon the specific contracts for these engagements, revenue should have been recorded only when the services had been fully delivered to the client;

•	Inaccurate accumulation of contract costs, such as engagement subcontractor costs;

•	Inaccurate client contractual hourly bill rates entered in the project accounting system;

•	Improper classification of amounts between accounts receivable and unbilled revenue as a result of invoices issued outside of the project accounting system; and

•	Inaccurate recording of revenue related to time-and-materials contracts under the Company’s previous project accounting system. The Company’s project accounting system prior to April 1, 2004 had limitations on how revenue was recognized for time and materials contracts. As a result, we recorded adjustments to revenue in prior periods in order to report revenue accurately.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following table summarizes the impact of all restatement adjustments on previously reported net income (loss), basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss) as previously reported	$11,942	$(39,184)	$28,747	$(24,737)

Restatement adjustments (pretax):
Accounting for customer contracts	(3,760)	965	(19,805)	(623)
Revenue recognition related to Australia	(2,043)	(1,564)	(3,593)	(2,792)
Intercompany loan classifications	178	711	(2,493)	2,837
Accounting for lease and facilities charges	795	894	(563)	438
Accounting for employee global mobility and tax equalization	(3,305)	(5,484)	(14,923)	(12,384)
Accounting for property and equipment	25	825	(3,231)	1,161
Adjustments for accounts payable, accrued expenses and expense cut-off	5,543	(6,193)	(7,815)	4,436
Other adjustments	181	(560)	664	996

Total net restatement adjustments (pre-tax)	(2,386)	(10,406)	(51,759)	(5,931)

Tax effect of restatement adjustments above	(586)	3,677	17,349	2,360
Errors related to accounting for income taxes	(4,503)	(2,424)	(29,298)	(6,942)

Total taxes	(5,089)	1,253	(11,949)	(4,582)

Total net restatements adjustments	(7,475)	(9,153)	(63,708)	(10,513)

Net income (loss) as restated	$4,467	$(48,337)	$(34,961)	$(35,250)

Earnings (loss) per share—basic:
Basic earnings (loss) per share as originally reported	$0.06	$(0.20)	$0.15	$(0.13)
Effect of net adjustments	(0.04)	(0.05)	(0.33)	(0.05)

Basic earnings (loss) per share as restated	$0.02	$(0.25)	$(0.18)	$(0.18)

Earnings (loss) per share—diluted:
Diluted earnings (loss) per share as originally reported	$0.06	$(0.20)	$0.14	$(0.13)
Effect of net adjustments	(0.04)	(0.05)	(0.32)	(0.05)

Diluted earnings (loss) per share as restated	$0.02	$(0.25)	$(0.18)	$(0.18)

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following tables outline the effects of the aforementioned restatement adjustments on the Company’s originally issued consolidated condensed statements of operations for the three and nine months ended September 30, 2004 and 2003 and the consolidated condensed balance sheet at September 30, 2004:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	As Reported	Effect of Restatement	As Restated	As Reported	Effect of Restatement	As Restated
Revenue	$840,864	$(17,173)	$823,691	$742,958	$5,281	$748,239

Cost of Service:
Professional compensation	382,936	2,372	385,308	347,373	2,068	349,441
Other direct contract expenses	217,610	(8,001)	209,609	182,734	7,708	190,442
Lease and facilities restructuring charges	—	—	—	59,203	(250)	58,953
Other costs of service	66,863	(6,760)	60,103	66,405	(3,943)	62,462

Total costs of service	667,409	(12,389)	655,020	655,715	5,583	661,298

Gross profit	173,455	(4,784)	168,671	87,243	(302)	86,941
Amortization of purchased intangible assets	792	1	793	8,106	(416)	7,690
Selling, general and administrative expenses	146,862	(2,054)	144,808	129,428	9,870	139,298

Operating income (loss)	25,801	(2,731)	23,070	(50,291)	(9,756)	(60,047)
Interest/other income (expense), net	(5,254)	345	(4,909)	(1,775)	(650)	(2,425)

Income (loss) before taxes	20,547	(2,386)	18,161	(52,066)	(10,406)	(62,472)
Income tax expense (benefit)	8,605	5,089	13,694	(12,882)	(1,253)	(14,135)

Net income (loss)	$11,942	$(7,475)	$4,467	$(39,184)	$(9,153)	$(48,337)

Income (loss) per share—basic	$0.06	$(0.04)	$0.02	$(0.20)	$(0.05)	$(0.25)

Income (loss) per share—diluted	$0.06	$(0.04)	$0.02	$(0.20)	$(0.05)	$(0.25)

Weighted average shares—basic	197,789,096		197,789,096	193,093,913		193,093,913

Weighted average shares—diluted	198,243,384		198,243,384	193,093,913		193,093,913

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	As Reported	Effect of Restatement	As Restated	As Reported	Effect of Restatement	As Restated
Revenue	$2,587,405	$276	$2,587,681	$2,341,963	$13,911	$2,355,874

Cost of Service:
Professional compensation	1,126,123	9,371	1,135,494	1,081,055	6,486	1,087,541
Other direct contract expenses	731,650	26,938	758,588	562,288	19,419	581,707
Lease and facilities restructuring charges	11,951	(252)	11,699	74,530	(559)	73,971
Other costs of service	197,554	(12,639)	184,915	189,910	(1,521)	188,389

Total costs of service	2,067,278	23,418	2,090,696	1,907,783	23,825	1,931,608

Gross profit	520,127	(23,142)	496,985	434,180	(9,914)	424,266
Amortization of purchased intangible assets	2,890	1	2,891	33,474	(136)	33,338
Selling, general and administrative expenses	436,648	26,650	463,298	401,944	(784)	401,160

Operating income (loss)	80,589	(49,793)	30,796	(1,238)	(8,994)	(10,232)
Interest/other income (expense), net	(15,511)	(1,966)	(17,477)	(12,566)	3,063	(9,503)

Income (loss) before taxes	65,078	(51,759)	13,319	(13,804)	(5,931)	(19,735)
Income tax expense	36,331	11,949	48,280	10,933	4,582	15,515

Net income (loss)	$28,747	$(63,708)	$(34,961)	$(24,737)	$(10,513)	$(35,250)

Income (loss) per share—basic	$0.15	$(0.33)	$(0.18)	$(0.13)	$(0.05)	$(0.18)

Income (loss) per share—diluted	$0.14	$(0.32)	$(0.18)	$(0.13)	$(0.05)	$(0.18)

Weighted average shares—basic	196,376,059		196,376,059	191,513,588		191,513,588

Weighted average shares—diluted	198,733,697		196,376,059	191,513,588		191,513,588

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30, 2004
		Effect of
	As Reported	Restatement	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$149,040	$(4,756)	$144,284
Accounts receivable, net	366,832	(3,247)	363,585
Unbilled revenue	446,404	40,490	486,894
Income tax receivable	—	40,230	40,230
Deferred income taxes	42,678	25,619	68,297
Prepaid expenses and other current assets	66,545	6,222	72,767

Total current assets	1,071,499	104,558	1,176,057

Property and equipment, net	208,987	(8,143)	200,844
Goodwill	967,678	11,711	979,389
Other intangible assets, net	4,376	—	4,376
Deferred income taxes, less current portion	42,799	10,001	52,800
Other assets	24,645	15,553	40,198

Total assets	$2,319,984	$133,680	$2,453,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$118,180	$—	$118,180
Accounts payable	260,905	70,711	331,616
Accrued payroll and employee benefits	173,960	63,834	237,794
Deferred revenue	67,723	6,907	74,630
Income tax payable	20,950	72,592	93,542
Current portion of accrued lease and facilities charge	18,921	(139)	18,782
Deferred income taxes	4,865	4,767	9,632
Other current liabilities	104,707	(9,590)	95,117

Total current liabilities	770,211	209,082	979,293

Notes payable, less current portion	226,921	—	226,921
Accrued employee benefits	68,253	—	68,253
Accrued lease and facilities charge, less current portion	31,842	2,103	33,945
Deferred income taxes, less current portion	7,885	6,295	14,180
Other liabilities	33,877	37,400	71,277

Total liabilities	1,138,989	254,880	1,393,869

Stockholders’ equity:
Preferred Stock, $.01 par value 10,000,000 shares authorized	—	—	—
Common Stock, $.01 par value 1,000,000,000 shares authorized	2,020	—	2,020
Additional paid-in capital	1,140,678	—	1,140,678
Accumulated deficit	(129,057)	(122,234)	(251,291)
Notes receivable from stockholders	(9,028)	—	(9,028)
Accumulated other comprehensive income	212,109	1,034	213,143
Treasury stock, at cost (3,812,250 shares)	(35,727)	—	(35,727)

Total stockholders’ equity	1,180,995	(121,200)	1,059,795

Total liabilities and stockholders’ equity	$2,319,984	$133,680	$2,453,664

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 3. Stock-Based Compensation

The Company has several stock-based employee compensation plans. The Company accounts for stock-based compensation awards issued to employees by applying the intrinsic value method, whereby the difference between the quoted market price of the Company’s common stock as of the date of grant and the contractual purchase price of the awards is charged to operations over the vesting period. The Company generally recognizes no compensation expense with respect to option-based awards issued to employees, as all options granted under the Company’s stock-based compensation plans have exercise prices equal to the market value of the Company’s common stock on the date of grant. With respect to restricted stock and other awards, compensation expense is measured based on the fair value of such awards as of the grant date and charged to expense using the straight-line method over the period of restriction or vesting period.

Pro forma information regarding net income (loss) and earnings (loss) per share is required assuming the Company had accounted for its stock-based awards issued to employees under the fair value method and amortized as a charge to earnings over the awards’ vesting period. The weighted average fair value of stock options granted during the three months ended September 30, 2004 and 2003 were $4.89 and $5.40, respectively. The weighted average fair value of stock options granted during the nine months ended September 30, 2004 and 2003 were $5.38. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price Expected Volatility	Risk-Free Interest Rate	Expected Life	Expected Dividend Yield
Three months ended September 30, 2004	62.39%	3.72%	6	—
Three months ended September 30, 2003	70.54%	3.43%	6	—

Nine months ended September 30, 2004	64.32%	3.64%	6	—
Nine months ended September 30, 2003	71.10%	2.97%	6	—

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value method for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)

Net income (loss)	$4,467	$(48,337)	$(34,961)	$(35,250)
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	1,722	2,394	4,657	6,401
Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(18,588)	(24,333)	(62,633)	(73,191)

Pro forma net loss	$(12,399)	$(70,276)	$(92,937)	$(102,040)

Earnings (loss) per share:
Basic—as reported	$0.02	$(0.25)	$(0.18)	$(0.18)

Basic—pro forma	$(0.06)	$(0.36)	$(0.47)	$(0.53)

Diluted—as reported	$0.02	$(0.25)	$(0.18)	$(0.18)

Diluted—pro forma	$(0.06)	$(0.36)	$(0.47)	$(0.53)

Note 4. Stock Awards and Employee Stock Purchase Plan

In connection with the purchase business acquisitions (as defined under U.S. generally accepted accounting principles and referred to in this Form 10-Q/A as “acquisitions”) relating to all or portions of certain Andersen Business Consulting practices, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense is being recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $2,468 and $3,698 for the three months ended September 30, 2004 and 2003, respectively. Compensation expense was $6,731 and $9,789 for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, 2,100,998 shares of common stock have been issued.

The Company’s ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the twenty-four month offering period, the fair market value at the beginning of each six-month purchase period or the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. During the nine months ended September 30, 2004, employees purchased a total of 3,642,258 shares for $24,696.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)

Net income (loss)	$4,467	$(48,337)	$(34,961)	$(35,250)

Weighted average shares outstanding—basic	197,789,096	193,093,913	196,376,059	191,513,588
Employee stock options	446,326	—	—	—
Stock awards	7,962	—	—	—

Weighted average shares outstanding—diluted	198,243,384	193,093,913	196,376,059	191,513,588

Earnings (loss) per share—basic and diluted	$0.02	$(0.25)	$(0.18)	$(0.18)

Common shares related to outstanding stock options and other potentially dilutive securities that were excluded from the computation of diluted earnings per share as the effect would have been anti-dilutive were 42,387,612 and 54,295,332 for the three months ended September 30, 2004 and 2003, respectively, and 57,241,805 and 50,345,769 for the nine months ended September 30, 2004 and 2003, respectively.

Note 6. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$4,467	$(48,337)	$(34,961)	$(35,250)
Foreign currency translation adjustment, net of tax (a)	20,644	10,500	(10,239)	101,495
Minimum pension liability adjustment	—	—	(63)	—
Unrealized loss on derivative instruments, net of tax	(39)	(39)	(117)	(117)

Comprehensive income (loss)	$25,072	$(37,876)	$(45,380)	$66,128

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of foreign currencies (primarily the Euro and the Japanese Yen) against the U.S. dollar.

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

	Three Months Ended September 30,
	2004		2003
	Revenue	Operating Income (loss)	Revenue	Operating Income (loss)
	(as restated)	(as restated)	(as restated)	(as restated)

Public Services	$317,247	$74,781	$272,471	$74,140
Communications, Content and Utilities	51,131	1,523	64,317	12,712
Financial Services	89,015	23,124	61,907	14,788
Consumer, Industrial and Technology	113,658	25,693	108,942	15,077
EMEA	148,376	17,469	136,747	5,430
Asia Pacific	82,625	2,687	78,624	12,767
Latin America	21,930	3,884	24,302	4,823
Corporate/Other (1)	(291)	(126,091)	929	(199,784)

Total	$823,691	$23,070	$748,239	$(60,047)

	Nine Months Ended September 30,
	2004		2003
	Revenue	Operating Income (loss)	Revenue	Operating Income (loss)
	(as restated)	(as restated)	(as restated)	(as restated)

Public Services	$1,052,537	$248,504	$832,042	$223,876
Communications, Content and Utilities	173,506	15,053	228,344	51,620
Financial Services	231,619	52,254	184,498	42,752
Consumer, Industrial and Technology	340,360	60,988	369,128	74,082
EMEA	465,357	55,411	433,604	20,549
Asia Pacific	254,945	19,968	242,687	29,521
Latin America	63,446	10,494	66,795	14,829
Corporate/Other (1)	5,911	(431,876)	(1,224)	(467,461)

Total	$2,587,681	$30,796	$2,355,874	$(10,232)

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, at the reporting unit level, for the nine months ended September 30, 2004 are as follows:

	Balance December 31, 2003	Additions	Other (a)	Balance September 30, 2004
	(as restated)		(as restated)	(as restated)

Public Services	$23,581	$—	$—	$23,581
Communications, Content and Utilities	24,357	—	—	24,357
Financial Services	9,210	—	—	9,210
Consumer, Industrial and Technology	39,831	—	—	39,831
EMEA (b)	821,649	—	(10,329)	811,320
Asia Pacific (c)	71,717	—	(1,639)	70,078
Latin America	800	—	10	810
Corporate/Other	202	—	—	202

Total	$991,347	$—	$(11,958)	$979,389

(a)	Other changes in goodwill consist primarily of foreign currency translation adjustments.
(b)	Restated goodwill balance in the EMEA segment as of December 31, 2003 increased by $7,068 primarily due to restatement adjustments associated with certain pre-acquisition tax contingencies from the Andersen Business Consulting acquisitions. Refer to Note 2, “Restatement”, where this correction of an error is included as a component of “Accounting for Income Taxes” category.
(c)	Restated goodwill balance in the Asia Pacific segment as of December 31, 2003 increased by $3,057 primarily due to restatement adjustments associated with errors in foreign currency exchange calculations in the Australian subsidiary. Refer to Note 2, “Restatement”, where this correction of an error is included as a component of “Other Adjustments” category.

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

Amortization expense related to identifiable intangible assets was $793 and $7,690 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense related to identifiable intangible assets was $2,891 and $33,338 for the nine months ended September 30, 2004 and 2003, respectively.

Note 10. Reduction in Workforce and Lease and Facilities Charges

In connection with the Company’s previously announced office space reduction efforts, the Company recorded an $11,699 restructuring charge during the nine months ended September 30, 2004 related to lease, facility and other exit activities, primarily in the North America, EMEA and Asia Pacific regions. The $11,699 charge, recorded within the Corporate/Other operating segment, included $8,173 related to the fair value of future lease obligations (net of estimated sublease income), $1,305 representing the unamortized cost of fixed assets and $2,221 in other costs associated with exiting facilities. Since July 2003, the Company has incurred a total of $73,135 in lease and facilities related restructuring charges in connection with its office space reduction effort. As of September 30, 2004, the Company has a remaining lease and facilities accrual of $18,782 and $33,945, identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

As of September 30, 2004, the Company’s remaining severance accrual represents unpaid severance and termination benefits related to reduction in workforce charges recorded during the six months ended December 31, 2003. The remaining severance accrual is expected to be paid by the end of calendar year 2005.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

Changes in the Company’s accrual for restructuring charges for the nine months ended September 30, 2004 were as follows:

	Severance	Lease and Facilities	Total
	(as restated)	(as restated)	(as restated)

Balance at December 31, 2003	$2,338	$55,898	$58,236
2004 charges	—	11,699	11,699
Payments	(1,565)	(15,337)	(16,902)
Other (a)	(218)	467	249

Balance at September 30, 2004	$555	$52,727	$53,282

(a)	Other changes in the restructuring accrual consist primarily of foreign currency translation and other adjustments.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

The Company made cash contributions to its defined benefit pension plans of $717 and $2,180 during the three months and nine months ended September 30, 2004, respectively. The Company expects to make additional cash contributions of approximately $801 to its defined benefit pension plans during the remainder of fiscal year 2004.

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

Note 13. Derivative Financial Instruments

The Company is exposed to changes in foreign currency exchange rates and interest rates that may affect its results of operations and financial position. The Company manages its exposure to changes in foreign currency exchange rates and interest rates through its normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”), which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net income or in other comprehensive income (loss) until the hedged item is recognized in net income. For derivatives that do not qualify as hedges under SFAS No. 133, the change in fair value is recorded in other income (expense).

The Company may enter into foreign currency forward contracts to offset currency-related changes in its foreign currency denominated assets and liabilities. The fair value of these foreign currency forward contracts is reported in other current assets or other current liabilities. The Company did not designate any of its derivatives used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities as

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share amounts)

(unaudited)

hedges as defined by SFAS No. 133. Accordingly, changes in the fair value of these derivatives were recognized in other income (expense). The Company has approximately $13,400 in notional amount of purchased foreign exchange contracts outstanding at September 30, 2004 with a fair value loss of approximately $46. The Company also has approximately $13,400 in notional amount of sold foreign exchange contracts outstanding at September 30, 2004 with a fair value gain of approximately $149. All purchased foreign exchange contracts have been offset by sold foreign exchange contracts at September 30, 2004 and were settled on October 29, 2004.

During the fiscal year ended June 30, 2003, the Company entered into treasury rate locks on $125,000 of five-year debt in order to secure the interest rate on a portion of the $220,000 of Senior Notes. Treasury rate locks are customized derivative securities used by investors to lock in the yield or price of a treasury security. The treasury locks are derivative instruments as defined by SFAS No. 133 and were designated as highly effective cash flow hedges. On November 6, 2002, the treasury locks were settled resulting in a gain of $787, which will be accreted into interest expense over the term of the debt. The unamortized gain related to the treasury locks included in accumulated other comprehensive income as of September 30, 2004 was approximately $498, of which approximately $157 will be accreted into interest expense over the next twelve months.

Note 14. Change in Estimate

During the quarter ended December 31, 2002, the Company decreased the expected remaining useful life of certain systems applications used as part of its infrastructure operations. The decrease in the expected remaining useful life was a result of the Company’s continued build-out of certain infrastructure functions which was completed during the second quarter of 2004. This change in estimate resulted in a charge to net income of $0 and $2,838 (net of tax), or $0.00 and $0.01 per share, for the three months and nine months ended September 30, 2004, respectively. This change in estimate resulted in a charge to net income of $1,775 and $5,324 (net of tax), or $0.01 and $0.03 per share, for the three months and nine months ended September 30, 2003, respectively.

Note 15. Income Taxes

For the three months ended September 30, 2004, the Company earned income before taxes of $18,161 and provided for income taxes of $13,694, resulting in an effective tax rate of 75.4%. For the nine months ended September 30, 2004, the Company earned income before taxes of $13,319 and provided for income taxes of $48,280, resulting in an effective tax rate of 362.5%. The effective tax rate varied from the U.S. Federal statutory tax rate for the three months ended September 30, 2004 primarily as a result of the mix of income attributable to foreign versus domestic tax jurisdictions, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes. The effective tax rate varied from the U.S. Federal statutory tax rate for the nine months ended September 30, 2004 primarily as a result of the impact of foreign recapitalization, the mix of income attributable to foreign versus domestic tax jurisdictions, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes.

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

The MD&A includes a non-Generally Accepted Accounting Principles (“GAAP”) constant-currency measure that monitors our constant-currency performance for non-U.S. operations and the Company as a whole. Constant-currency results are calculated by translating current-year and prior-year local currency revenues weighted-average exchange rates. The translated results are then used to determine period-over-period percentage increases or decreases that exclude the impact of currency. We believe presenting certain results on a constant-currency basis is useful to investors because it allows for a more meaningful comparison of the performance of our foreign operations from period to period.

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

For the three months ended September 30, 2004, international operations outside North America represented 30.7% of our business (measured in revenue dollars), compared to 32.0% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, international operations outside North America represented 30.3% of our business (measured in revenue dollars), compared to 31.5% for the nine months ended September 30, 2003.

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

Our revenue for the three months ended September 30, 2004 was $823.7 million. This represents an increase in revenue of $75.5 million, or 10.1%, from revenue generated during the three months ended September 30, 2003 of $748.2 million. When compared to the three months ended September 30, 2003, revenue for our North America region increased $63.4 million or 12.5%, while revenue for our international regions increased $13.3 million or 5.5%. Revenue for our North America region increased primarily due to growth in our Public Services, Financial Services and Consumer, Industrial and Technology business units, offset by a decline in revenue in our Communications, Content and Utilities business unit. Revenue for our international regions increased primarily as a result of the effect of currency exchange-rate fluctuations on reported revenue. Our revenue for the nine months ended September 30, 2004 was $2,587.7 million. This represents an increase in revenue of $231.8 million, or 9.8%, over revenue generated during the nine months ended September 30, 2003 of $2,355.9 million. When compared to the nine months ended September 30, 2003, revenue for our North America region increased $184.0 million or 11.4%, while revenue for our international regions increased $40.7 million or 5.5%. When compared to the same period during the prior year, revenue for our North America region increased primarily due to increases in revenue in both our Public Services and Financial Services business units, while revenue for our international regions increased primarily as a result of the effect of currency exchange-rate fluctuations on reported revenue.

As a multinational company, our international operations, whose functional currency is the local currency, may be significantly affected by currency exchange-rate fluctuations between such local currencies and the U.S. dollar. Over the past year, the strengthening of foreign currencies (primarily the Euro and Japanese Yen) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue and expense when compared to the same period in the prior year. In constant currency (local currency) terms, our consolidated revenue for the three months ended September 30, 2004 increased by 8.1%, when compared to the three months ended September 30, 2003. In constant currency (local currency) terms, our consolidated revenue for the nine months ended September 30, 2004 increased by 7.1%, when compared to the nine months ended September 30, 2003. A weakening of foreign currencies against the U.S. dollar could reduce reported revenue and expense items during future periods.

The general economic downturn throughout the majority of calendar year 2003 negatively effected the operations of many of our clients and potential clients and, in turn, impacted their information technology spending. As information technology spending diminished, the competition for new engagements increased, causing a decline in our volume of business and a decrease in our overall profitability during the greater part of calendar year 2003. However, we are beginning to see improvements in global economic conditions, which have recently led to increased spending on consulting services in certain markets, particularly in our Public Services and Financial Services business units and in certain international regions. Six of our seven operating segments reported bookings (i.e., new contracts) during the quarter that exceeded our bookings reported during the same quarter in the prior year. Our book-to-bill ratio (i.e., the ratio of new business booked during the period as a percentage of revenue recognized during the period) improved in four of our seven operating segments for the quarter ended September 30, 2004 when compared to the quarter ended September 30, 2003. The focus of our dedicated sales force and strong relationships with key accounts have enabled us to maintain strong bookings.

As of September 30, 2004, we had approximately 16,600 employees, including approximately 14,400 client service personnel. We have increased our total headcount and average billable headcount by approximately 1,600 and 1,500, respectively, when compared to September 30, 2003. Along with our increase in headcount, our consolidated utilization during the three months ended September 30, 2004 improved by 8.1% when compared to the three months ended September 30, 2003. Utilization in our North America, EMEA and Asia Pacific regions improved by 2.4%, 23.9% and 5.7%, respectively, while utilization within our Latin America region declined by 1.7%. Utilization represents the percentage of time spent by our client service personnel on billable work. The improvement in our overall utilization is primarily the result of aligning our workforce with market demand for services and successfully integrating our personnel acquired through acquisitions made during fiscal year 2003.

Although we have improved our utilization and we are beginning to experience increases in client spending due to improvements in global economic conditions, we continue to experience pricing pressures as competition for new engagements remains strong and as movements toward the use of lower-cost service delivery personnel continue to grow within our industry. For the three months ended September 30, 2004, our consolidated billing rates declined 11.0% when compared to the three months ended September 30, 2003. We are working to maintain our margins by complementing our solutions offerings with greater offshore capabilities. Our global presence and experienced, highly skilled workforce enable us to successfully differentiate our value and capabilities from those of our competitors, in effect, lessening the impact of current market pricing pressures.

Our gross profit for the three months ended September 30, 2004 was $168.7 million compared with $86.9 million for the three months ended September 30, 2003. Gross profit as a percentage of revenue increased to 20.5% during the three months ended September 30, 2004 compared to 11.6% during the three months ended September 30, 2003. Our gross profit for the three months ended September 30, 2003 included a lease and facilities charge of $59.0 million, or approximately 7.9% of revenue. Our gross profit for the nine months ended September 30, 2004 was $497.0 million compared with $424.3 million for the nine months ended September 30, 2003. Gross profit as a percentage of revenue increased to 19.2% during the nine months ended September 30, 2004 compared to 18.0% during the three months ended September 30, 2003. The increase in gross profit percentage is principally due to a decrease in lease and facilities charges recorded during the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003, offset by an increase in other direct contract expenses. Other direct contract expenses as a percentage of revenue increased to 29.3% during the nine months ended September 30, 2004 compared to 24.7% during the nine months ended September 30, 2003. Our gross profit for the nine months ended September 30, 2004 includes a $11.7 million lease and facilities charge, while our gross profit for the nine months ended September 30, 2003 includes a $74.0 million lease and facilities charge.

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

For the three months ended September 30, 2004, we earned income before taxes of $18.2 million and provided for income taxes of $13.7 million, resulting in an effective tax rate of 75.4%. For the nine months ended September 30, 2004, we earned income before taxes of $13.3 million and provided for income taxes of $48.3, resulting in an effective tax rate of 362.5%. The effective tax rate varied from the U.S. Federal statutory tax rate for the three months ended September 30, 2004 primarily as a result of the mix of income attributable to foreign versus domestic tax jurisdictions, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes. The effective tax rate varied from the U.S. Federal statutory tax rate for the nine months ended September 30, 2004 primarily as a result of the impact of foreign recapitalization, the mix of income attributable to foreign versus domestic tax jurisdictions, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes.

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

Segments

For the three and nine months ended September 30, 2004 and 2003, our reportable segments consist of our four North America industry groups (Public Services, Financial Services, Communications, Content and Utilities (previously referred to as Communications & Content) and Consumer, Industrial and Technology), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Our chief operating decision maker, the Chief Executive Officer (who also serves as interim Chief Financial Officer), evaluates performance and allocates resources among the segments. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 7, “Segment Reporting,” of the Notes to Consolidated Condensed Financial Statements.

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

The goodwill impairment test prescribed by SFAS No. 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. As of September 30, 2004, our reporting units consisted of our four North America industry groups and our three international regions. To conduct a goodwill impairment test, the fair value of the reporting unit is compared with its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the goodwill exceeds its implied fair value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. We estimate the fair values of our reporting units using discounted cash flow valuation models. These models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

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

At September 30, 2004, we believe we have appropriately accrued for exposures related to uncertain tax positions. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.

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

Balances and amounts throughout the consolidated condensed financial statements and accompanying notes are presented on a restated basis.

Results of Operations

The following tables present certain financial information and performance metrics for each of our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue:
Public Services	$317,247	$272,471	$1,052,537	$832,042
Communications, Content and Utilities	51,131	64,317	173,506	228,344
Financial Services	89,015	61,907	231,619	184,498
Consumer, Industrial and Technology	113,658	108,942	340,360	369,128
EMEA	148,376	136,747	465,357	433,604
Asia Pacific	82,625	78,624	254,945	242,687
Latin America	21,930	24,302	63,446	66,795
Corporate/Other	(291)	929	5,911	(1,224)

Total	$823,691	$748,239	$2,587,681	$2,355,874

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue %:
Public Services	39%	36%	41%	35%
Communications, Content and Utilities	6%	9%	7%	10%
Financial Services	11%	8%	9%	8%
Consumer, Industrial and Technology	14%	15%	13%	16%
EMEA	18%	18%	18%	18%
Asia Pacific	10%	11%	10%	10%
Latin America	3%	3%	2%	3%
Corporate/Other	n/m	n/m	n/m	n/m

Total	100%	100%	100%	100%

Gross Profit (Loss):
Public Services	$86,847	$83,055	$284,433	$252,871
Communications, Content and Utilities	5,274	15,671	28,614	62,242
Financial Services	28,128	18,146	68,059	52,728
Consumer, Industrial and Technology	31,954	20,523	81,706	92,922
EMEA	21,394	15,424	68,092	57,514
Asia Pacific	7,269	16,943	34,510	44,044
Latin America	4,690	5,618	12,919	18,159
Corporate/Other (1)	(16,885)	(88,439)	(81,348)	(156,214)

Total	$168,671	$86,941	$496,985	$424,266

Gross Profit (Loss) %:
Public Services	27%	30%	27%	30%
Communications, Content and Utilities	10%	24%	16%	27%
Financial Services	32%	29%	29%	29%
Consumer, Industrial and Technology	28%	19%	24%	25%
EMEA	14%	11%	15%	13%
Asia Pacific	9%	22%	14%	18%
Latin America	21%	23%	20%	27%
Corporate/Other	n/m	n/m	n/m	n/m
Total	20%	12%	19%	18%

(1)	Corporate/Other gross profit (loss) is principally due to infrastructure and shared services costs.

n/m = not meaningful

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue. Revenue increased $75.5 million, or 10.1%, from $748.2 million during the three months ended September 30, 2003, to $823.7 million during the three months ended September 30, 2004. The increase in revenue was primarily attributable to a $63.4 million increase in revenue within our North America operating segments and a $13.3 million increase in revenue within our international operating segments. Our North America revenue of $571.1 million for the three months ended September 30, 2004 increased 12.5% when compared to the same period in the prior year. The increase in our North America revenue was primarily the result of strong growth in our Public Services, Financial Services and Consumer, Industrial and Technology business units. Revenue from our international operations for the three months ended September 30, 2004 was $252.9 million, an increase of 5.5% when compared to the same period in the prior year. The increase in revenue from our international operations was primarily the result of the effect of currency exchange-rate fluctuations on reported revenue.

Public Services, the Company’s largest business unit, generated revenue during the three months ended September 30, 2004 of $317.2 million, representing an increase of $44.8 million, or 16.4%, over the three months ended September 30, 2003. This increase was predominantly the result of strong growth in the Federal business sector, however, revenue for our State, Local & Education (SLED) business sector also increased when compared to the same period in the prior year as a result of increased demand for certain outsourcing and system upgrade projects. Overall, our Public Services business unit experienced an increase in engagement hours when compared to the prior year, while billing rates decreased slightly due to both client-driven and competitor-driven pricing pressures.

The Communications, Content and Utilities business unit generated revenue of $51.1 million during the three months ended September 30, 2004, representing a decline of $13.2 million, or 20.5%, from the three months ended September 30, 2003. This decrease was primarily the result of a decline in our Wireline sector. Revenue in our Wireline sector declined when compared to the prior year due to the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail our involvement in non-compliance related projects. Revenue for our Communications, Content and Utilities business unit also declined as a result of continued pricing pressures, as competition for new engagements has remained strong. The Communications, Content and Utilities business unit experienced a decline in average billing rates of 20.7% when compared to the prior year.

Our Financial Services business unit generated revenue during the three months ended September 30, 2004 of $89.0 million, representing growth of $27.1 million, or 43.8%, over the three months ended September 30, 2003. This increase in revenue was principally due to growth in the Banking & Insurance sector. The growth in our Financial Services business unit was evidenced by a 69.0% increase in engagement hours and a 7.9% increase in utilization when compared to the same period in the prior year. Although engagement hours and utilization increased, billing rates for the three months ended September 30, 2004 declined 14.9% when compared to the same period during the prior year as a result of pricing pressure from both our clients and competition across the industry.

The Consumer, Industrial and Technology business unit generated revenue during the three months ended September 30, 2004 of $113.7 million, representing growth of $4.7 million, or 4.3%, over the three months ended September 30, 2003. This increase was predominantly the result of improving economic conditions within the industry, which have led to an increase in technology spending. Consumer, Industrial and Technology experienced a 15.8% increase in engagement hours and a 5.6% increase in utilization when compared to the same period in the prior year. This increase was partially offset by a 9.9% decrease in average billing rates.

The EMEA business unit generated revenue during the three months ended September 30, 2004 of $148.4 million, representing growth of $11.6 million, or 8.5%, over the three months ended September 30, 2003. The reported revenue for our EMEA business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our EMEA business unit remained relatively flat, decreasing by 0.1% when compared to the three months ended September 30, 2003. Engagement hours and utilization increased 8.9% and 23.9%, respectively, when compared to the same period in the prior year, as a result of an improvement in the European economy. Despite these increases, average billing rates (on a constant currency basis) decreased by 8.2% when compared to the prior year due to continued pricing pressure in the market.

The Asia Pacific business unit generated revenue during the three months ended September 30, 2004 of $82.6 million, representing an increase of $4.0 million, or 5.1%, over the three months ended September 30, 2003. The reported revenue for our Asia Pacific business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Japanese Yen) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our Asia Pacific business unit decreased by approximately 0.4% when compared to the same period in the prior year. Revenue for our Asia

Pacific business unit declined predominantly due to a 25.5% decrease in our average billing rates (on a constant currency basis) when compared to the three months ended September 30, 2003. The decline in average billing rates is predominantly due to increased pricing pressures within China, Japan and Australia, and the impact of significant investments made on certain engagements in an effort to position ourselves favorably for prospective work. In addition, our average billing rates were also negatively impacted by additional resource demands on certain fixed-price contracts in China and Japan. Despite the decline in average billing rates, engagement hours increased by 33.6% when compared to the prior period. The growth in engagement hours is primarily the result of a strengthening in our brand recognition in Japan as well as greater penetration of our key accounts in China. Engagement hours in Korea, Southeast Asia and Australia also increased during the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. Our principal challenge in this region has been pricing engagements in a very competitive environment and finding qualified professionals in certain markets.

Our Latin America business unit generated revenue during the three months ended September 30, 2004 of $21.9 million, representing a decline of $2.4 million, or 9.8%, over the three months ended September 30, 2003. Currency exchange rate fluctuations did not have a significant impact on our Latin America operations. Our Latin America operations were adversely impacted by strong market competition in Mexico and Brazil, which led to a decline in sales volumes as well as a 6.4% decline in average billing rates. Despite these market pressures, our bookings within the region are strong and we have been able to maintain the utilization of our professional workforce. We continue to believe that our workforce is in line with market demand for services.

Gross Profit. Gross profit as a percentage of revenue increased to 20.5% during the three months ended September 30, 2004 compared to 11.6% during the three months ended September 30, 2003. Our gross profit for the three months ended September 30, 2003 includes a lease and facilities charge of $59.0 million, or approximately 7.9% of revenue. In dollar terms, gross profit increased by $81.7 million, or 94.0%, from $86.9 million for the three months ended September 30, 2003, to $168.7 million for the three months ended September 30, 2004. The change in gross profit for the three months ended September 30, 2004 compared to the prior year resulted primarily from the following:

•	A net increase in professional compensation expense of $35.9 million, or 10.3%, from $349.4 million for the three months ended September 30, 2003, to $385.3 million for the three months ended September 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in our Public Services, Financial Services and Asia Pacific business units in response to the market demands in these industries. Professional compensation expense as a percentage of revenue remained consistent at 46.8% for the three months ended September 30, 2004 compared to 46.7% during the same period in the prior year.

•	A net increase in other direct contract expenses of $19.2 million, or 10.1%, from $190.4 million, or 25.5% of revenue, for the three months ended September 30, 2003, to $209.6 million, or 25.4% of revenue, for the three months ended September 30, 2004. The $19.2 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services, Asia Pacific and EMEA business units. Additionally, the increase in subcontractors and materials procurement costs, negatively impacted gross margin, as the gross margin on revenue derived from other direct contract expenses is generally less profitable than the gross margin on revenue derived from services provided from our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain subcontractors. In addition, the size and complexity of some of our projects make usage of subcontractors a key ingredient to winning the projects. We are focused on limiting the use of subcontractors and minimizing travel-related expenses whenever possible, increasing our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to align our skill base with the market demand for our services.

•	A net decrease in other costs of service of $2.4 million, or 3.8%, from $62.5 million for the three months ended September 30, 2003, to $60.1 million for the three months ended September 30, 2004. The decrease in other costs of service is primarily attributable to savings achieved as a result of our office space reduction efforts, offset by increases in bad debt expense and costs associated with the overall growth of our business over the past year, including recruiting and relocation expenses. Other costs of service as a percentage of revenue declined to 7.3% during the current period compared to 8.3% during the three months ended September 30, 2003.

•	During the three months ended September 30, 2003, we recorded a $59.0 million charge for lease, facilities and other exit costs related to our previously announced office space reduction primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our workforce and the needs of the business. There were no additional lease and facilities charges recorded during the three months ended September 30, 2004.

Gross profit as a percentage of revenue for our Public Services business unit declined to 27.4% in the three months ended September 30, 2004, from 30.5% in the three months ended September 30, 2003. This decline is principally due to a $25.4 million increase in professional compensation expense and a $14.4 million increase in other direct contract expenses. The increase in professional compensation expense is primarily due to an increase in our headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer. Professional compensation expense as a percentage of revenue increased to 38.0% for the three months ended September 30, 2004 compared to 35.0% for the three months ended September 30, 2003. Other direct contract expenses increased primarily as a result of our increased use of subcontractors. The increased use of subcontractors has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. As mentioned above, the increase in our use of subcontractors is mainly the result of the mandated use of subcontractors on certain engagements.

Gross profit as a percentage of revenue for the Communications, Content and Utilities business unit decreased to 10.3% in the three months ended September 30, 2004 from 24.4% in the three months ended September 30, 2003. In dollar terms, gross profit decreased $10.4 million, or 66.3%, when compared to the prior year. The decline in gross profit was predominantly due to the $13.2 million decrease in revenue, while total costs of services for the three months ended September 30, 2004 declined $2.2 million as compared to our total costs of services during the prior year.

Gross profit as a percentage of revenue for the Financial Services business unit increased to 31.6% in the three months ended September 30, 2004 from 29.3% in the three months ended September 30, 2003. In dollar terms, gross profit increased $10.0 million, or 55.0%, when compared to the prior year. The increase in gross profit was principally due to a 43.8% increase in revenue, coupled with a decrease in other direct contract expenses as a percentage of revenue from 19.5% during the three months ended September 30, 2003 to 16.1% during the current period. Other direct contract expenses as a percentage of revenue declined due to increased use of our offshore resources and decreased reliance on subcontractors. Despite a significant increase in billable headcount, professional compensation expense as a percentage of revenue remained relatively consistent with the prior year, increasing slightly to 47.3% of revenue during the three months ended September 30, 2004 compared to 46.4% of revenue during the prior year.

Gross profit as a percentage of revenue for the Consumer, Industrial and Technology business unit improved to 28.1% in the three months ended September 30, 2004 from 18.8% in the three months ended September 30, 2003. In dollar terms, gross profit increased $11.4 million, or 55.7%, when compared to the prior year. The increase in gross profit was principally due to the $4.7 million increase in revenue coupled with a decrease in professional compensation expense attributable to workforce reduction charges recorded during the three months ended September 30, 2003.

Gross profit as a percentage of revenue for the EMEA business unit improved to 14.4% during the three months ended September 30, 2004, compared to 11.3% during the three months ended September 30, 2003. This improvement is primarily the result of an $11.6 million increase in revenue, coupled with a reduction in professional compensation expense as a percentage of revenue for the three months ended September 30, 2004. The decrease in professional compensation expense as a percentage of revenue is primarily attributable to our workforce reduction charges recorded during the prior year.

Gross profit as a percentage of revenue for the Asia Pacific business unit declined to 8.8%, for the three months ended September 30, 2004, compared to 21.5% for the three months ended September 30, 2003. This decline in gross profit is primarily the result of lower than expected revenue for the three months ended September 30, 2004 due to the decline in our average billing rates, coupled with increases in both other direct contract expenses and professional compensation expense. Other direct contract expenses and professional compensation expense have increased mainly due to the overall growth of our business throughout the region, causing an increase in our use of subcontractors and overall headcount when compared to the prior year. Utilizing subcontractors gives us the flexibility to quickly ramp up and down our operations in countries where we do not experience high levels of sustainable business or in instances where our resources are not interchangeable between countries due to cultural and language barriers.

Gross profit as a percentage of revenue for Latin America declined to 21.4% during the three months ended September 30, 2004 compared to 23.1% during the three months ended September 30, 2003. This decline is primarily due to a decrease in revenue during the three months ended September 30, 2004 resulting from increased market pressures impacting our billing rates in Mexico and Brazil, and partially offset by a reduction in our use of subcontractors during the period.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $6.9 million, to $0.8 million for the three months ended September 30, 2004, from $7.7 million for the three months ended September 30, 2003. This decrease relates to a significant portion of the purchased intangible assets acquired before December 31, 2002 being fully amortized by August 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.5 million, or 4.0%, from $139.3 million for the three months ended September 30, 2003, to $144.8 million for the three months ended September 30, 2004. The increase in selling, general and administrative expenses is predominantly related to an increase in sales and infrastructure costs associated with the overall growth of our business over the past year as well as higher expenses related to audit fees, Sarbanes-Oxley compliance and the continued build-out of our internal IT function. This increase is partially offset by savings as we continue to wind down services provided under our transition services agreement with KPMG LLP. Selling, general and administrative expenses as a percentage of revenue have remained comparable to the same period in the prior year.

Income Tax Expense. For the three months ended September 30, 2004, we earned income before taxes of $18.2 million and provided for income taxes of $13.7 million, resulting in an effective tax rate of 75.4%. For the three months ended September 30, 2003, we recognized a loss before taxes of $62.5 million and provided an income tax benefit of $14.1 million, resulting in an effective tax benefit rate of 22.6%. The effective tax rate varied from the U.S. Federal statutory tax rate for the three months ended September 30, 2004 primarily as a result of the mix of income attributable to foreign versus domestic tax jurisdictions, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes. We are currently studying the impact of the one-time favorable foreign dividend repatriation provisions recently enacted as part of the American Jobs Creation Act of 2004. However, based on the tax laws in effect at September 30, 2004, it was our intention to continue to indefinitely reinvest our undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith as of September 30, 2004.

Net Income (Loss). For the three months ended September 30, 2004, we realized net income of $4.5 million, or $0.02 per share. For the three months ended September 30, 2003, we realized a net loss of $48.3 million, or loss of $0.25 per share.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue. Revenue increased $231.8 million, or 9.8%, from $2,355.9 million during the nine months ended September 30, 2003, to $2,587.7 million during the nine months ended September 30, 2004. The increase in revenue was primarily attributable to a $184.0 million increase in revenue within our North America operating segments and a $40.7 million increase in revenue within our international operating segments. Our North America revenue of $1,798.0 million for the nine months ended September 30, 2004 increased 11.4% when compared to the same period in the prior year. The increase in our North America revenue was primarily the result of strong growth in both our Public Services and Financial Services business units. Revenue from our international operations for the nine months ended September 30, 2004 was $783.7 million, an increase of 5.5% when compared to the same period in the prior year. Revenue for our international regions increased predominantly due to the effect of currency exchange-rate fluctuations on reported revenue.

Public Services, the Company’s largest business unit, generated revenue during the nine months ended September 30, 2004 of $1,052.5 million, representing an increase of $220.5 million, or 26.5%, over the nine months ended September 30, 2003. This increase was predominantly the result of growth in the Federal business sector. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates of 15.8% and 9.2%, respectively. Revenue for our State, Local & Education (SLED) business sector decreased when compared to the same period in the prior year due to the completion of several large engagements and the gradual transition to new work.

The Communications, Content and Utilities business unit generated revenue of $173.5 million during the nine months ended September 30, 2004, representing a decline of $54.8 million, or 24.0%, from the nine months ended September 30, 2003. This decrease was primarily the result of a decline in revenue in our Wireline sector. Revenue in our Wireline sector declined when compared to the prior year due to the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act. While engaged on compliance testing contracts, certain clients decided to curtail our involvement in non-compliance related projects. Revenue for our Communications, Content and Utilities business unit experienced a decrease in average billing rates of 15.1% when compared to the prior year.

Our Financial Services business unit generated revenue during the nine months ended September 30, 2004 of $231.6 million, representing growth of $47.1 million, or 25.5%, over the nine months ended September 30, 2003. This increase in revenue was principally due to growth in the Banking & Insurance sector, resulting in a 46.4% increase in engagement hours and a 13.1% increase in utilization when compared to the same period in the prior year. Although engagement hours and utilization increased, billing rates for the nine months ended September 30, 2004 declined 14.3% when compared to the same period during the prior year as a result of pricing pressure from both our clients and competition across the industry.

The Consumer, Industrial and Technology business unit generated revenue during the nine months ended September 30, 2004 of $340.4 million, representing a decline of $28.8 million, or 7.8%, over the nine months ended September 30, 2003. The decline was primarily the result of challenging economic conditions during the first six months of calendar year 2004, which led to a decrease in technology spending and increased pricing pressures. Consumer, Industrial and Technology experienced a slight decline in engagement hours and a 7.5% decline in average billing rates when compared to the same period in the prior year.

The EMEA business unit generated revenue of $465.4 million during the nine months ended September 30, 2004, representing growth of $31.8 million, or 7.3%, over the nine months ended September 30, 2003. The reported revenue for our EMEA business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our EMEA business unit declined by approximately 2.7% when compared to the nine months ended September 30, 2003. This decline was mainly due to overcapacity in the marketplace and weaker demand for work during the first three months of the period, offset by stronger performance and an increase in utilization during the final six months of the period. Average billing rates (on a constant currency basis) decreased by 1.0%, as a result of continued pricing pressure in the market.

The Asia Pacific business unit generated revenue of $254.9 million during the nine months ended September 30, 2004 representing growth of $12.3 million, or 5.1%, over the nine months ended September 30, 2003. The reported revenue for our Asia Pacific business unit is affected by currency exchange-rate fluctuations. Over the past year, the strengthening of foreign currencies (primarily the Japanese Yen) against the U.S. dollar has resulted in a favorable currency translation that has increased our reported U.S. dollar revenue when compared to the same period in the prior year. In constant currency terms, revenue for our Asia Pacific business unit decreased 2.9% when compared to the nine months ended September 30, 2003. Engagement hours and utilization increased 15.3% and 8.2%, respectively, when compared to the same period in the prior year. Despite these increases, our average billing rates (on a constant currency basis) decreased 15.9% when compared to the prior period. The growth in engagement hours is primarily the result of a strengthening in our brand recognition in Japan as well as greater penetration of our key accounts in China. The decline in average billing rates is a result of increased pricing pressures within China, Japan and Australia, and the impact of significant investments made on certain engagements in an effort to position ourselves favorably for prospective work. In addition, average billing rates were negatively impacted by resource demands on certain fixed-price contracts in China and Japan during the final three months of the period.

Our Latin America business unit generated revenue of $63.4 million during the nine months ended September 30, 2004, representing a decline of $3.3 million, or 5.0%, over the nine months ended September 30, 2003. Revenue for Latin America decreased as a result of increased market pressures impacting our average billing rates, primarily in Mexico and Brazil. Currency exchange-rate fluctuations did not have a significant impact on our Latin America operations during this period.

Gross Profit. Gross profit as a percentage of revenue improved to 19.2% for the nine months ended September 30, 2004, compared to 18.0% for the nine months ended September 30, 2003. In dollar terms, gross profit increased by $72.7 million, or 17.1%, from $424.3 million for the nine months ended September 30, 2003, to $497.0 million for the nine months ended September 30, 2004. Our gross profit for the nine months ended September 30, 2004 includes a $11.7 million lease and facilities charge, while our gross profit for the nine months ended September 30, 2003 includes a $74.0 million lease and facilities charge. The change in gross profit for the nine months ended September 30, 2004 compared to the prior year resulted primarily from the following:

•	A net increase in professional compensation of $48.0 million, or 4.4%, from $1,087.5 million for the nine months ended September 30, 2003, to $1,135.5 million for the nine months ended September 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to overall market demand for services. Professional compensation expense improved as a percentage of revenue to 43.9% for the nine months ended September 30, 2004 compared to 46.2% during the same period in the prior year.

•

A net increase in other direct contract expenses of $176.9 million, or 30.4%, from $581.7 million, or 24.7% of revenue, for the nine months ended September 30, 2003, to $758.6 million, or 29.3% of revenue, for the nine months ended September 30, 2004. The $176.9 million increase in other direct contract expenses is mainly attributable to our increased use of subcontractors, particularly in the Public Services and EMEA business units. Additionally, the increase in subcontractors and materials procurement costs, negatively impacted gross margin, as the gross margin on revenue derived from other direct contract expenses is generally less profitable than the gross margin on revenue derived from services provided from our own workforce. Although we require subcontractors to handle specific requirements on some engagements, the majority of our subcontractor usage is not a skill-set issue, as many times clients mandate the use of certain subcontractors. In addition, the size and complexity of some of our projects make usage of subcontractors a key ingredient to winning the projects. We are focused on limiting the use of subcontractors and minimizing travel-related expenses whenever possible, increasing our margins by complementing our solutions offerings with greater offshore capabilities, and increasing our hiring in order to align our skill base with the market demand for our services.

•	A net decrease in other costs of service of $3.5 million, or 1.8%, from $188.4 million for the nine months ended September 30, 2003, to $184.9 million for the nine months ended September 30, 2004. The decrease in other costs of service is primarily attributable to savings achieved as a result of our office space reduction efforts, offset by an increase in costs associated with the overall growth of our business over the past year. Other costs of service as a percentage of revenue improved from 8.0% during the nine months ended September 30, 2003 to 7.1% during the nine months ended September 30, 2004.

•	During the nine months ended September 30, 2004, we recorded, within the Corporate/Other operating segment, a charge of $11.7 million for lease, facilities and other exit costs related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. During the nine months ended September 30, 2003, we recorded a $74.0 million charge for lease, facilities and other exit costs.

Gross profit as a percentage of revenue for our Public Services business unit declined to 27.0% in the nine months ended September 30, 2004, from 30.4% in the nine months ended September 30, 2003. This decline is principally due to a $137.4 million increase in other direct contract expenses, coupled with a $47.1 million increase in professional compensation expense. Other direct contract expenses increased primarily as a result of our increased use of subcontractors. The increased use of subcontractors has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. The increase in our use of subcontractors is mainly the result of the mandated use of subcontractors on certain engagements. The increase in professional compensation expense is primarily due to an increase in our headcount in response to market demand for services and our continued effort to hire employees with the advanced information technology skills necessary to perform the services we offer.

Gross profit as a percentage of revenue for the Communications, Content and Utilities business unit decreased to 16.5% in the nine months ended September 30, 2004 from 27.3% in the nine months ended September 30, 2003. In dollar terms, gross profit decreased $33.6 million, or 54.0%, when compared to the prior year. The decline in gross profit was principally due to a decrease in revenue of $54.8 million resulting primarily from the completion of several large contracts in early 2003 involving testing related to compliance with the 1996 Telecommunications Act. Contracts involving testing related to compliance with the 1996 Telecommunications Act generally had higher levels of profitability than other contracts within the Communications, Content and Utilities business unit.

Gross profit as a percentage of revenue for the Financial Services business unit increased to 29.4% in the nine months ended September 30, 2004 from 28.6% in the nine months ended September 30, 2003. The increase in gross profit in dollar terms was principally due to an increase in revenue of $47.1 million, or 25.5%, from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004. In addition, other direct contract expenses as a percentage of revenue improved to 17.3% during the nine months ended September 30, 2004 from 19.3% during the nine months ended September 30, 2003.

Gross profit as a percentage of revenue for the Consumer, Industrial and Technology business unit decreased to 24.0% in the nine months ended September 30, 2004 from 25.2% in the nine months ended September 30, 2003. In dollar terms, gross profit decreased $11.2 million, or 12.1%, when compared to the same period in the prior year. The decline in gross profit was principally due to a $28.8 million decrease in revenue resulting from the challenging economic conditions and cautious IT spending during the first six months of calendar year 2004 in this industry.

Gross profit as a percentage of revenue for the EMEA business unit improved to 14.6% during the nine months ended September 30, 2004, compared to 13.3% during the nine months ended September 30, 2003. This improvement is primarily a result of a $31.8 million increase in revenue as well as a decrease in professional compensation expense as a percentage of revenue during the nine months ended September 30, 2004. The decrease in professional compensation expense as a percentage of revenue was primarily the result of our workforce reduction charges recorded during the prior year.

Gross profit as a percentage of revenue for the Asia Pacific business unit declined to 13.5%, for the nine months ended September 30, 2004, compared to 18.1% for the nine months ended September 30, 2003. This decline in gross profit is primarily the result of lower than expected revenue during the current period due to the decline in our average billing rates, coupled with increases in both other direct contract expenses and professional compensation expense. Other direct contract expenses and professional compensation expense have increased mainly due to the overall growth of our business throughout the region, which caused an increase in our use of subcontractors and overall headcount when compared to the prior year.

Gross profit as a percentage of revenue for Latin America declined to 20.4% during the nine months ended September 30, 2004 compared to 27.2% during the nine months ended September 30, 2003. This decline is primarily due to a decrease in revenue during the nine months ended September 30, 2004 resulting from increased market pressures impacting our billing rates in Mexico and Brazil, partially offset by a reduction in our use of subcontractors during the last three months of the period.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $30.4 million to $2.9 million for the nine months ended September 30, 2004, from $33.3 million for the nine months ended September 30, 2003. This decrease relates to a significant portion of the purchased intangible assets acquired before December 31, 2002 being fully amortized by August 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $62.1 million, or 15.5%, from $401.2 million for the nine months ended September 30, 2003, to $463.3 million for the nine months ended September 30, 2004. This increase is predominantly related to higher expenses related to audit fees, Sarbanes-Oxley compliance and the continued build- out of our internal IT function as well as an increase in sales and infrastructure costs associated with the overall growth of our business over the past year. The increase is partially offset by savings as we continue to wind down services provided under our transition services agreement with KPMG LLP. Selling, general and administrative expenses as a percentage of gross revenue was 17.9% and 17.0% for the nine months ended September 30, 2004 and 2003, respectively.

Income Tax Expense. For the nine months ended September 30, 2004, we earned income before taxes of $13.3 million and provided for income taxes of $48.3 million, resulting in an effective tax rate of 362.5%. For the nine months ended September 30, 2003, we recognized a loss before taxes of $19.7 million and provided for income taxes of $15.5 million, resulting in an effective tax rate of (78.6%). The effective tax rate varied from the U.S. Federal statutory tax rate for the nine months ended September 30, 2004 primarily as a result of the impact of foreign recapitalization, the mix of income attributable to foreign versus domestic tax jurisdictions, changes in tax reserves, non-deductible meals and entertainment, and state and local taxes.

Net Loss. For the nine months ended September 30, 2004, we realized a net loss of $35.0 million, or $0.18 per share. For the nine months ended September 30, 2003, we realized a net loss of $35.3 million, or loss of $0.18 per share.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, borrowings available under our various existing credit facilities and existing cash balances. At September 30, 2004, we had a cash balance of $144.3 million, which has increased by $21.8 million from a cash balance of $122.5 million at December 31, 2003.

Net cash used in operating activities during the nine months ended September 30, 2004 was $19.3 million, a decrease of $111.2 million over the nine months ended September 30, 2003. This decrease was due to a $64.8 million change in operating assets and liabilities, as well as an $46.4 million decrease in cash operating results (which consists of net income adjusted for changes in deferred income taxes, provision for doubtful accounts, stock awards, depreciation and amortization, lease and facilities restructuring charges and other non-cash items). The change in operating assets and liabilities is primarily the result of the timing of our billing and collection of accounts receivable, offset by the timing of employee benefit payments during the current period and the timing of our payments to vendors. Our days sales outstanding increased from 69 days at September 30, 2003 to 84 days at September 30, 2004. Days sales outstanding represents the trailing twelve months revenue divided by 365 days, which is divided into the consolidated accounts receivables, unbilled revenue and deferred revenue balances to arrive at days sales outstanding at a point in time. Our days sales outstanding increased during the nine months ended September 30, 2004 due to a delay in our billings process caused by the conversion of our North American financial accounting system.

Net cash used in investing activities during the nine months ended September 30, 2004 was $60.4 million, due to purchases of property and equipment, including internal use software, incurred as part of our continued infrastructure build-out. Net cash used in investing activities decreased $27.5 million when compared to the nine months ended September 30, 2003, resulting primarily from a higher level of spending on property and equipment during the nine months ended September 30, 2003.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $102.4 million, due to proceeds from borrowings, net of repayments, of $97.6 million and $25.7 million received in exchange for the issuance of common stock primarily relating to our Employee Stock Purchase Plan, offset by a $21.0 million net decrease in book overdrafts. For the nine months ended September 30, 2003, net cash used in financing activities was $13.6 million principally due to repayments of borrowings, net of proceeds, offset by proceeds received in exchange for the issuance of common stock primarily relating to our Employee Stock Purchase Plan.

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

PART I, ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2004 and December 31, 2004, management performed as of each such date, with the participation of our chief executive officer (who is also the chief financial officer) and our chief accounting officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file our 2004 Form 10-K within the statutory time period and the necessity of filing this amendment to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, management concluded that, as of December 31, 2004 and September 30, 2004, the Company’s disclosure controls and procedures were not effective.

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

These and other procedures resulted in the identification of accounting and audit adjustments related to our consolidated financial statements for the year ended December 31, 2004 and our consolidated condensed financial statements for the quarter ended September 30, 2004, which necessitated the filing of this Report on Form 10-Q/A for the quarter ended September 30, 2004. These adjustments also required us to restate our previously filed consolidated financial statements and related Selected Financial Data as of and for the six-month period ended December 31, 2003; and for the fiscal years ended June 30, 2003 and 2002; and our condensed consolidated financial statements for the quarterly periods during the year ended December 31, 2004; and the fiscal year ended June 30, 2003. We refer to these periods as the “Restated Periods.” In addition, we restated the Selected Financial Data for the fiscal year ended June 30, 2001 and the five-month period ended June 30, 2000. The amounts included in Management’s Discussion and Analysis and other disclosures in this Quarterly Report on Form 10-Q/A have also been restated for all Restated Periods presented. Restatement adjustments are further described in Note 2: “Restatement” of the Notes to Consolidated Condensed Financial Statements included within this Form 10-Q/A.

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

In addition, in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, management conducted, with the participation of our chief executive officer/chief financial officer and our chief accounting officer, an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making our assessment, management has reviewed and considered the findings of the Audit Committee Investigation in the preparation of this Form 10-Q/A. The Audit Committee Investigation is described in Item 1, “Business - Certain Developments in Late 2004, 2005 and 2006 - Audit Committee Investigation” to the 2004 Form 10-K. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004, which existed as of September 30, 2004.

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

***

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, which existed as of September 30, 2004, based on the Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II, ITEM 6. EXHIBITS

10.1	Sixth Amendment to Credit Agreement dated as of September 13, 2004, by and among BearingPoint, Inc., the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 17, 2004.

10.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of October 13, 2004, among KCI Funding Corporation, BearingPoint, Inc., Market Street Funding Corporation, PNC Bank, National Association, Three Rivers Funding Corporation, Mellon Bank, N.A. and PNC, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (filed on November 9, 2004).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results, which is incorporated herein by reference to Exhibit 99.1 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (filed on January 31, 2006).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.

DATE:	March 10, 2006	By:	/s/ Harry L. You

Harry L. You
Chief Executive Officer and Chief Financial Officer

DATE:	March 10, 2006	By:	/s/ Judy A. Ethell

Judy A. Ethell
Executive Vice President and Chief Accounting Officer

Exhibit Index

10.1	Sixth Amendment to Credit Agreement dated as of September 13, 2004, by and among BearingPoint, Inc., the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 17, 2004.

10.2	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of October 13, 2004, among KCI Funding Corporation, BearingPoint, Inc., Market Street Funding Corporation, PNC Bank, National Association, Three Rivers Funding Corporation, Mellon Bank, N.A. and PNC, which is incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 (filed on November 9, 2004).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

99.1	Factors Affecting Future Financial Results, which is incorporated herein by reference to Exhibit 99.1 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (filed on January 31, 2006).