Form 10-K
period 2005-12-31
BEARINGPOINT INC
filed 2006-11-22
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31451

BEARINGPOINT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	22-3680505
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

(703) 747-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, $.01 Par Value

Series A Junior Participating Preferred Stock Purchase Rights

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  YES ☐  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information incorporated by reference in Part III of this Annual Report or any amendment to this Annual Report.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of such stock on the New York Stock Exchange on June 30, 2006, was approximately $1.7 billion.

The number of shares of common stock of the Registrant outstanding as of November 1, 2006 was 201,537,999.

PART I.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Annual Report include statements about our internal control over financial reporting, our results of operations and our financial condition. Forward-looking statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment and the risk factors enumerated in Item 1A, “Risk Factors.” As a result, these statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

Our website address is www.bearingpoint.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained or referenced on our website is not incorporated by reference into and does not form a part of this Annual Report.

In this Annual Report on Form 10-K, we use the terms “BearingPoint,” “we,” “the Company,” “our Company,” “our” and “us” to refer to BearingPoint, Inc. and its subsidiaries. All references to “years,” unless otherwise noted, refer to our twelve-month fiscal year which, since July 1, 2003, ends on December 31. Prior to July 1, 2003, our fiscal year ended on June 30. As a result, any reference to “2003” or “fiscal 2003” means the twelve-month period that ended on June 30, 2003, and any reference to “2005” or “2004,” or “fiscal 2005” or “fiscal 2004,” means the twelve-month period that ended on December 31, 2005 or 2004, respectively. All discussions of six-month periods specifically reference the applicable six-month period.

ITEM 1. BUSINESS

General

BearingPoint, Inc. is one of the world’s largest management and technology consulting companies. We provide strategic consulting applications services, technology solutions and managed services to government organizations, Global 2000 companies and medium-sized businesses in the United States and internationally. Our services and focused solutions include implementing enterprise systems and business processes, improving supply chain efficiency, performing systems integration due to mergers and acquisitions, and designing and implementing customer management solutions. Our service offerings, which involve assisting the client to capitalize on alternative business and systems strategies in the management and support of key information technology (“IT”) functions, are designed to help our clients generate revenue, increase cost-effectiveness, implement mergers and acquisitions, manage regulatory compliance, integrate information and transition clients to “next-generation” technology. In North America, we provide consulting services through our Public Services, Commercial Services and Financial Services industry groups in which we focus significant industry-specific knowledge and service offerings to our clients. Outside of North America, we are organized on a geographic basis, with operations in Europe, the Middle East and Africa (“EMEA”), the Asia Pacific region and Latin America.

Beginning in 2007, we intend to begin transitioning our business to a more integrated, global delivery model. This transition will begin by more closely aligning our senior personnel world-wide who have significant industry specific expertise with our existing Public Services, Commercial Services and Financial Services industry groups. Our non-managing director employees will then be assigned, as needed, across all of our industry-specific operations. We expect this change to improve our utilization and provide added training for our professional personnel. For more information about our operating segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segments” and Note 17, “Segment Information,” of the Notes to Consolidated Financial Statements.

Strategy

We operate in a highly competitive, global market. In 2005, we started to make significant strides in focusing our business activities, differentiating ourselves and our service offerings from other consulting and systems integration firms, and improving execution and management in our international markets. Our strategic initiatives included:

•	Consolidation of North American Industry Groups and Service Offerings. In 2005, we combined general market segments serving similar customers and consolidated our North American business from four to three industry groups. To achieve better returns on our investments, we streamlined our solutions offerings to ten key areas, including customer relationship management, enterprise solutions, supply chain management, managed services and technology integration.

•	Focus on Larger Clients and Projects. We began concentrating our selling efforts on our more profitable large and growing client accounts and projects.

•	Focus on Strengths and Specialization. We began pursuing advisory-led engagements as opposed to commoditized services, aligning our market spending to our existing strengths and distinct competencies, and striving to build a higher value for our customized offerings.

•	Common Operating Model. We began implementing a common operating model across our geographic regions to provide our clients with integrated global solutions. We intend to continue this transition through 2007. We increased our thought leadership in business areas of interest to our clients and integrated the uniform application of this knowledge across service offerings in all geographies.

North American Industry Groups

Our North American operations are managed on an industry basis, enabling us to capitalize on our significant industry-specific knowledge. This industry-specific focus enhances our ability to monitor global trends and observe best practice behavior, to design specialized service offerings relevant to the marketplaces in which our clients operate, and to build sustainable solutions. All of these industry groups provide traditional management consulting, managed services and systems integration services to their respective clients.

Our three North American industry groups are as follows:

•	Public Services serves a broad range of both public and private clients, including agencies of the U.S. Federal government such as the Departments of Defense, Homeland Security, Health and Human Services; provincial, state and local governments; public and private sector healthcare agencies; aerospace and defense companies; and higher education clients.

We have established, diversified and recurring relationships with our clients, and our specific offerings for these client groups include process improvement, program management, resource planning, managed services and integration services. Our strong track record and the size and scale of our practice afford us the opportunity to compete for larger proposals in these markets.

During 2005, we announced significant contract wins with the U.S. Agency for International Development to assist in the implementation of a broad program of economic and financial reform in Egypt, the Centers for Disease Control and Prevention to execute and monitor a strategic plan for the agency’s terrorism preparation and emergency response office, and the U.S. Air Force Materiel

Command to lead the training of its personnel in a purchasing and supply chain management modernization.

•	Commercial Services supports a highly diversified range of clients, including those in the technology, consumer markets, manufacturing, life sciences, transportation and communications sectors, as well as companies in the chemicals, oil and gas industries, and private and public utilities.

Until 2005, our Commercial Services practice was managed as two separate industry groups: (i) Communications, Content and Utilities; and (ii) Consumer, Industrial and Technology. We integrated the two groups in order to improve our focus in selected markets, to better manage resources being deployed to similar markets, and to streamline internal decision making.

•	Financial Services directs its solutions to many of the world’s leading banking, insurance, securities, real estate, hospitality and professional services institutions. We strive to anticipate global industry trends, opportunities and needs, and then deliver solutions that transform our clients. These service offerings are designed to allow customers to capitalize on existing application systems and e-business strategies and development. We believe we have differentiated ourselves from our competition by combining in-depth technical knowledge of our customers’ markets with focused offerings, and that this strategy has led to growth rates that exceed the growth rates of our competitors.

International Operations

Currently, our operations outside of North America are organized on a geographic basis with alignment to our three North American industry groups, to enable consistency in our strategy and execution in the market. We presently have operations in the Asia Pacific, EMEA and Latin America regions. In 2005, we experienced a significant increase in systems integration business in our French practice and were pleased with the rapid increase in growth in our newly created practice in the United Kingdom. Our Asia Pacific region also succeeded in replacing significant numbers of the region’s senior leadership and enhancing our controls processes, the ineffectiveness of which had detrimentally affected the region’s financial performance and reputation in fiscal 2004.

Global Development Centers

To supplement our industry groups, we have invested to create Global Development Centers (“GDCs”) with highly skilled resources to enhance our IT sourcing flexibility and provide our clients with more comprehensive services and solutions. The GDCs, located internationally in China and India and domestically in Hattiesburg, Mississippi, are extensions of our global off-shore software capabilities, providing facilities and world-class resources at a lower cost for application development. We currently have several hundred employees staffed in our India and China GDCs and plan to expand the Hattiesburg center to approximately 200 by 2007. We also intend to explore the creation of an additional GDC in Eastern Europe to further our GDC strategy in continental Europe. The GDCs are designed to be an expandable model, which we believe will provide us with the flexibility to adjust our GDC resources as necessary to dynamically meet client demand. Our GDC strategy involves growing each of our centers in a manner calculated to provide focused expertise to deliver our uniquely differentiated service offerings at a lower cost to our clients. We do not plan to engage in rapid expansion of these facilities. Consequently, we may be unable to keep pace with our clients’ demands for GDC resources, if these demands dramatically increase.

BearingPoint Institute for Executive Insight

In 2005, we created the BearingPoint Institute for Executive Insight (the “Institute”), a professional knowledge center that provides chief executive officers, chief information officers and chief technology officers with well-packaged information and insights for key business decisions, by identifying and developing innovative and actionable perspectives that can help them meet everyday challenges. The Institute periodically publishes research of interest to our client base, and also serves as an information-sharing forum for clients to exchange ideas and knowledge. We believe the Institute enhances our client relationships, extends our overall business relationships, and increases our revenue opportunities.

Our Joint Marketing Relationships

As of December 31, 2005, our Alliance program had approximately 63 relationships with key technology providers that support and complement our service offerings. Through this program, we have created joint marketing relationships to enhance our ability to provide our clients with high value services. Those relationships typically entail some combination of commitments regarding joint marketing, sales collaboration, training and service offering development.

Our most significant joint marketing and product development relationships are with Oracle Corporation (including Siebel Systems, Inc., which Oracle acquired as of January 1, 2005), Microsoft Corporation, SAP AG, Hewlett-Packard Company, IBM Corporation and Google Inc. We work together to develop comprehensive solutions to common business issues, offer the expertise required to deliver those solutions, develop new products, capitalize on joint marketing opportunities and remain at the forefront of technology advances. These joint marketing agreements help us to generate revenue since they provide a source of referrals and the ability to jointly target specific accounts.

Competition

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that offer services similar to those we offer. Our competitors include specialized consulting firms, systems consulting and implementation firms, former “Big 4” and other large accounting and consulting firms, application software firms providing implementation and modification services, service and consulting groups of computer equipment companies, outsourcing companies, systems integration companies, aerospace and defense contractors and general management consulting firms. We also compete with our clients’ internal resources.

Some of our competitors have significantly greater financial and marketing resources, name recognition, and market share than we do. The competitive landscape continues to experience rapid changes and large, well capitalized competitors exist with the ability to attract and retain professionals and to serve large organizations with the high quality of services they require.

Winning larger, more complex projects generally requires more business development costs and time. Our pursuit of these larger, complex projects will increase the financial and marketing strength our competitors bring to bear against us. In the near term, pursuing longer, complex projects could also impact our utilization and selling, general and administrative expenses. To be successful under these challenging conditions, we must focus our skills and resources to best capitalize on our competitive advantages, selectively choosing only those offerings and markets where we feel we can uniquely differentiate ourselves from our competition. In 2005 and 2006, we continued to focus efforts on emerging technologies, as evidenced by our ground-breaking partnership with Google Inc. We will continue this strategy beyond 2006 by focusing on particular outsourcing and managed services segments where we believe we can provide uniquely differentiated services for our clients.

We believe that the principal competitive factors in the markets in which we operate include scope of services, service delivery approach, technical and industry expertise, value added, availability of appropriate resources, global reach, pricing and relationships.

Our ability to compete also depends in part on several factors beyond our control, including our ability to hire, retain and motivate skilled professionals in the face of increasing competition for talent, and our ability to offer services at a level and price comparable or better than that of our competitors. There is a significant risk that changes in these dynamics could intensify competition and adversely affect our future financial results.

Intellectual Property

Our success has resulted in part from our methodologies and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements, non-solicitation agreements, trade secrets, copyright and trademark laws to protect our proprietary rights and the rights of third parties from whom we license intellectual property. We also enter into confidentiality and intellectual property agreements with our employees that limit the distribution of proprietary information. We currently have only a limited ability to protect our important intellectual property rights. As of December 31, 2005, we had two issued patents in the United States and several patent applications pending to protect our products or methods of doing business.

We continue to expand our efforts to capture, protect and commercialize BearingPoint proprietary information. In 2006, we have started focusing our efforts and investments to identify potentially reusable proprietary property sooner in the design process and to take measures that will safeguard our intellectual property rights. We anticipate these initiatives will add value to particular client and market categories, and increase our earnings from proprietary assets.

Customer Dependence

During fiscal years 2005 and 2004, our revenue from the U.S. Federal government was $979.0 million and $1,004.0 million, respectively, representing 28.9% and 29.7% of our total revenue, respectively. For fiscal years 2005 and 2004, this included approximately $381.3 million and $381.0 million of revenue from the U.S. Department of Defense, respectively, representing approximately 11.3% of our total revenue in both years. A loss of all or a substantial portion of our contracts with the U.S. Federal government would have a material adverse effect on our business. While most of our government agency clients have the ability to unilaterally terminate their contracts, our relationships are generally not with political appointees, and we have not historically experienced a loss of Federal government business with a change in administration. For more information regarding government proceedings and risks associated with U.S. government contracts, see Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Employees

As of September 30, 2006, we had approximately 17,400 full-time employees, including approximately 15,300 consulting professionals.

Our future growth and success largely depends upon our ability to attract, retain and motivate qualified employees, particularly professionals with the advanced information technology skills necessary to perform the services we offer. Our professionals possess significant industry experience, understand the latest technology and build productive business relationships. We are committed to the long-term development of our employees and will continue to dedicate significant resources to improving our hiring, training and career advancement programs. We strive to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance review system and a competitive compensation philosophy that rewards individual performance and teamwork.

Our key goals relating to our people include reducing our excess management layers and streamlining senior management; enhancing our retention of managing directors and recruitment of new managing directors; revising the compensation structure to reduce the fixed percentage of compensation and increase the variable compensation component; encouraging non-managing director employee stock ownership and creating better metrics to evaluate employee performance, and to link rewards and advancement to accountability and performance.

For fiscal 2005, our voluntary annualized attrition rate for our professional consulting staff reached approximately 26.7%, an increase above our fiscal 2004 voluntary attrition rate of approximately 22%. For the nine months ended September 30, 2006, our voluntary attrition rate was 27.8%.

On March 25, 2005, the Compensation Committee of our Board of Directors approved the issuance of up to an aggregate of $165 million in restricted stock units (“RSUs”) under our Long-Term Incentive Plan (the “LTIP”) to our current managing directors and a limited number of key employees (the “Retention RSUs”), and delegated to our officers the authority to grant these awards. The primary purpose of the program was to align the interests of key employees with those of our stockholders, to enhance retention of current managing directors and to improve the recruiting of new managing directors from outside our Company. During fiscal 2005, we granted approximately 13.4 million RSUs (net of forfeitures), and during fiscal 2006, we granted approximately 6.9 million RSUs (net of forfeitures). For more information, see Item 1A, “Risk Factors—Risks that Relate to Our Common Stock,” and Note 12, “Stockholders Equity,” of the Notes to Consolidated Financial Statements.

In June 2005, we announced our “BE an Owner” program, designed to align the interests of our employees with the Company’s performance and to promote the retention of our employees. This program applies to employees below the managing director level who were employed by the Company as of October 3, 2005:

•	In January 2006, we paid an aggregate of $18.4 million for cash payments made to each eligible employee in an amount equal to 1.5% of that employee’s annual salary as of October 3, 2005; and

•	On January 1, 2007, we intend to pay an aggregate amount of approximately $14 million as a special contribution under our Employee Stock Purchase Plan (the “ESPP”), to be made to each eligible employee in an amount equal to 1.5% of that employee’s annual salary as of October 3, 2005 into his or her ESPP account, which contribution will be used to purchase shares of our common stock pursuant to the terms of the ESPP.

Because we are not current in our SEC filings, we are unable to issue freely tradable shares of our common stock. Consequently, we have not issued shares under the LTIP or ESPP since January 2005, and significant features of many of our employee equity plans remain suspended. Since February 2005, we have paid interest of 3% for each semi-annual ESPP purchase period on these accumulated contributions to our employees. For more information, see Item 1A, “Risk Factors.”

We expect that once we are current in our SEC filings, our employees may wish to sell a significant number of these shares of common stock. While the Company reserves the right to limit the number of shares of common stock delivered under these RSUs that may be sold over time, we will likely balance the retentive value of allowing our employees to sell these shares with the impact these sales could have on the market price of our common stock.

Background

We were incorporated as a business corporation under the laws of the State of Delaware in 1999. We were part of KPMG LLP, now one of the “Big 4” accounting and tax firms. In January 2000, KPMG LLP transferred its consulting business to our Company. In February 2001, we completed our initial public offering, and on October 2, 2002, we changed our name to BearingPoint, Inc. from KPMG Consulting, Inc. Our principal offices are located at 1676 International Drive, McLean, Virginia 22102-4828. Our main telephone number is 703-747-3000.

During the first quarter of fiscal 2003, we significantly expanded our European presence with the purchase of KPMG Consulting AG (subsequently renamed BearingPoint Gmbh), which included employees primarily in Germany, Switzerland and Austria. We furthered our global expansion by engaging in purchase business acquisitions relating to all or portions of selected Andersen Business Consulting practices in Brazil, Finland, France, Japan, Norway, Peru, Singapore, South Korea, Spain, Sweden, Switzerland and the United States, as well as the consulting practice of the KPMG International member firm in Finland, and we strengthened our Latin American business with the acquisition of Ernst & Young LLP’s Brazilian consulting practice. By significantly expanding our global reach, we improved our ability to serve clients around the world while diversifying our revenue base.

On February 2, 2004, our Board of Directors approved a change in our fiscal year end from a twelve-month period ending June 30 to a twelve-month period ending December 31. As a requirement of this change, the results for the six-month period from July 1, 2003 to December 31, 2003 are reported as a separate transition period.

ITEM 1A.	RISK FACTORS

Risks that Relate to our Failure to Timely File Reports with the SEC and our Internal Control over Financial Reporting

The process, training and systems issues related to financial accounting for our North American operations and the material weaknesses in our internal control over financial reporting continue to materially affect our financial condition and results of operations. So long as we are unable to resolve these issues and remediate these material weaknesses, we will be in jeopardy of being unable to timely file our periodic reports with the SEC as they come due, and it is likely that our financial condition and results of operations will continue to be materially and adversely affected. Furthermore, the longer the period of time before we become current in our periodic filings with the SEC and/or the number of subsequent failures to timely file any future periodic reports with the SEC could increase the likelihood or frequency of occurrence and severity of the impact of any of the risks described below.

Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

We did not timely file with the SEC our Forms 10-K for fiscal 2004 and 2005, and we have not yet filed with the SEC our Forms 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006. Consequently, we are not compliant with the reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”) or the listing rules of the New York Stock Exchange (the “NYSE”).

Our inability to timely file our periodic reports with the SEC involves a number of significant risks, including:

•	A breach could be declared under our senior secured credit facility if our lenders cease to grant us extensions to file our periodic reports, which may result in the lenders declaring our outstanding loans due and payable in whole or in part, and potentially resulting in a cross default to one or more series of our convertible subordinated debentures and other indebtedness. See “—Risks that Relate to Our Liquidity.”

•	If the NYSE ceases to grant us extensions to file our periodic reports with the NYSE, it has the right to begin proceedings to delist our common stock. A delisting of our common stock would have a material adverse effect on us by, among other things:

•	reducing the liquidity and market price of our common stock;

•	resulting in a possible event of default under and acceleration of our senior secured credit facility and triggering a right to the holders of our debentures to request us to repurchase all then outstanding debentures; and

•	reducing the number of investors willing to hold or acquire our common stock, thereby restricting our ability to obtain equity financing.

•	Since we continue to be unable to file a registration statement for the resale of the common stock underlying one or more series of our convertible subordinated debentures, we continue to be required to pay additional interest on them.

•	We may have difficulty retaining our clients and obtaining new clients.

•	We are not eligible to use a registration statement to offer and sell freely tradable securities, which prevents us from accessing the public capital markets.

•	Until we are current in our SEC filings, there will not be adequate current public information available to permit certain resales of restricted securities pursuant to Rule 144 under the Securities Act, which could have a detrimental effect on our relations with our employees and investors who hold restricted securities.

•	Because we are not current in our SEC filings, significant features of many of our employee equity plans remain suspended and our employees have effectively been precluded from realizing the appreciation in equity-based awards. For instance, if we are unable to become current in our SEC filings by April 30, 2007, we may experience increased rates of withdrawals by our employees of their accumulated contributions to our ESPP. For more information, see “—Risks that Relate to our Liquidity.”

Any of these events could materially and adversely affect our financial condition and results of operations.

In fiscal 2004, we identified material weaknesses in our internal control over financial reporting, which could materially and adversely affect our business and financial condition, and as of December 31, 2005, these material weaknesses remain.

As discussed in Item 9A, “Controls and Procedures,” of this Annual Report, our management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 and has identified several material weaknesses in internal control over financial reporting as of December 31, 2005. A detailed description of each material weakness is described in Item 9A of this Annual Report. Due to these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. Management’s conclusion as to the effectiveness of our internal control over financial reporting for fiscal 2005, as well as the material weaknesses that contributed to that conclusion, remain substantially the same as management’s conclusion, and the material weaknesses contributing to that conclusion, for fiscal 2004.

Moreover, we continue to experience difficulty in internally producing accurate and timely forecasted financial information due, in part, to issues related to the material control weaknesses and other deficiencies identified as part of management’s assessment of internal control over financial reporting and to the delays in filing our periodic reports with the SEC. While we continue to address many of the underlying issues that have affected our ability to produce accurate internal financial forecasts, we cannot assure you that our ability to produce such forecasts has sufficiently improved to enable us to accurately and timely predict and assess the ongoing cash demands or financial needs of our business. Moreover, our difficulties in producing accurate internal financial forecasts continue to jeopardize the accuracy of publicly disclosed financial guidance.

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting. We cannot be certain that any remedial measures we have taken or plan to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Our inability to remedy these identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future, could, among other things, cause us to fail to file our periodic reports with the SEC in a timely manner, prevent us from providing reliable and accurate financial reports and forecasts or from avoiding or detecting fraud, result in the loss of government contracts, or require us to incur additional costs or divert management resources. Due to its inherent limitations, effective internal control over financial reporting can provide only reasonable assurances that transactions are properly recorded, or that the unauthorized acquisition, use or disposition of our assets, or inappropriate reimbursements and expenditures, will be detected. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness.

We face risks related to securities litigation and regulatory actions that could adversely affect our financial condition and business.

We are subject to several securities class-action litigation suits. We are also subject to an enforcement investigation by the SEC. These lawsuits and the SEC investigation are described in Item 3, “Legal Proceedings,” and Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements of this Annual Report.

Our senior management and Board of Directors are required to devote significant time to these matters. There can be no assurance that these lawsuits, the SEC investigation and other legal matters will not have a disruptive effect upon the operations of our business, or that these matters will not consume the time and attention of our senior management and Board of Directors. In addition, we have incurred, and expect to continue to incur, substantial expenses in connection with such matters, including substantial fees for attorneys and other professional advisors.

We cannot predict the outcome of these actions or reasonably estimate a range of damages if plaintiffs in these or other additional securities actions prevail under one or more of their claims. While we are cooperating with the SEC regarding its investigation, similarly we cannot predict the outcome of that investigation. Depending on the outcome of that investigation or any other regulatory proceeding, we may be required to pay material fines, consent to injunctions on future conduct or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse impact on our financial results and condition and, consequently, negatively impact the trading price of our common stock.

Risks that Relate to Our Business

Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for consulting and systems integration services.

Our business tends to lag behind economic cycles; consequently, we may experience rapid decreases in demand at the onset of significant economic downturns while the benefits of economic recovery may take longer to realize. Economic and political uncertainties adversely impact our clients’ demand for our services. During an economic downturn, our clients and potential clients often cancel, reduce or defer existing contracts and delay entering into new engagements, thereby reducing new contract bookings. In general, companies also reduce the amount of spending on information technology products and services during difficult economic times, resulting in limited implementations of new technology and smaller engagements.

Our contracts funded by U.S. Federal government agencies accounted for approximately 28.9% of our revenue in fiscal 2005. We depend particularly on contracts funded by clients within the Department of Defense, which accounted for approximately 11.3% of our revenue in fiscal 2005. We believe that our U.S. Federal government contracts will continue to be a source of a significant amount of our revenue for the foreseeable future. Our business could be materially harmed if the Federal government reduces its spending or reduces the budgets of its departments or agencies. Reduced budget and other political and regulatory factors may cause these departments and agencies to reduce their purchases under, or exercise their rights to terminate, existing contracts, or may result in fewer or smaller new contracts to be awarded to us.

Our operating results will suffer if we are not able to maintain our billing and utilization rates or control our costs.

Our operating results are largely a function of the rates we are able to charge for our services and the utilization rates, or chargeability, of our professionals. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our professionals, or if we cannot manage our cost structure, our operating results will be negatively impacted, we will not be able to sustain our profit margin and our profitability will suffer.

Factors affecting the rates we are able to charge for our services include:

•	our clients’ perception of our ability to add value through our services;

•	use of lower-cost service delivery personnel;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors; and

•	general economic conditions in the United States and abroad.

Factors affecting our utilization rates include:

•	seasonal trends, primarily as a result of our hiring cycle and holiday and summer vacations;

•	our ability to transition employees from completed projects to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce;

•	our ability to manage attrition; and

•	our ability to mobilize our workforce quickly or economically, especially outside the United States.

Our operating results are also a function of our ability to control our costs and improve our efficiency. We may from time to time increase the number of our professionals as we execute our strategy for growth, and we may not be able to manage a significantly larger and more diverse workforce, control our costs or improve our efficiency. In addition, negative publicity from our pending litigation or SEC investigation could have a negative effect on our competitive position.

The systems integration consulting markets are highly competitive, and we may not be able to compete effectively if we are not able to maintain our billing rates or control our costs.

Systems integration consulting constitutes a significant part of our business. Historically, these markets have included a large number of participants and have been highly competitive. Recent increases in the number and availability of competing global delivery alternatives for systems integration work create ever increasing pricing pressures in these markets. We frequently compete with companies that have greater global delivery capabilities and alternatives, financial resources, name recognition and market share than we do. If we are unable to maintain our billing rates through delivering unique and differentiated systems integration solutions and control our costs through proper management of our workforce, global delivery centers and other available resources, we may lose the ability to compete effectively for this significant portion of our business.

We have incurred significant operating losses under our contract with Hawaiian Telcom Communications, Inc. and could incur significant additional losses and cash outflows in fiscal 2006.

We have a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which we were engaged to design, build and operate various information technology systems for the client. We incurred losses of approximately $113.3 million under this contract in fiscal 2005. The HT Contract has experienced delays in its build and deployment phases and contractual milestones have been missed. The client has alleged that we are responsible under the HT Contract to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. We believe the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted our ability to perform, thereby causing us to incur significant damages. We also believe the terms of the HT Contract limit the client’s ability to recover certain of their claimed damages. We are negotiating with the client to resolve these issues, apportion financial responsibility for these costs and alleged damages, and transition remaining work under the HT Contract to others, as requested by the client. During these negotiations, we are maintaining all of our options, including disputing the client’s claims and asserting our own claims in litigation. At this time we cannot predict the likelihood that we will be able to resolve this dispute or the outcome of any litigation that might ensue if we are unable to resolve the dispute. Even if resolved, we could incur substantial additional losses under the HT Contract or agree to pay additional amounts to facilitate termination of the HT Contract. The incurrence of additional losses or the payment of additional amounts to the client could materially and adversely affect our profitability, results of operations and cash flow over the near term.

Contracting with the Federal government is inherently risky and exposes us to risks that may materially and adversely affect our business.

We depend on contracts with U.S. Federal government agencies, particularly with the Department of Defense, for a significant portion of our revenue and consequently we are exposed to various risks inherent in the government contracting process, including the following:

•	Our government contracts are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts, which are unfavorable to us. These rights and remedies allow government clients, among other things, to:

•	establish temporary holdbacks of funds due and owing to us under contracts for various reasons;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in products, systems and technology produced by us;

•	prohibit future procurement awards with a particular agency if it is found that our prior relationship with that agency gives us an unfair advantage over competing contractors;

•	subject the award of contracts to protest by competitors, which may require the suspension of our performance pending the outcome of the protest or our resubmission of a bid for the contract, or result in the termination, reduction or modification of the awarded contract; and

•	prospectively reduce our pricing based upon achieving certain agreed service volumes or other metrics and reimburse any previously charged amounts subsequently found to have been improperly charged under the contract.

•	Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business. In addition, security breaches in sensitive government systems that we have developed could damage our reputation and eligibility for additional work and expose us to significant losses.

•	The Federal government audits and reviews our performance on contracts, pricing and cost allocation practices, cost structure, systems, and compliance with applicable laws, regulations and standards. If the government finds that our costs are not reimbursable, have not been properly determined or are based on outdated estimates of our costs, we may not be allowed to bill for all or part of those costs, or we may have to refund cash that we have already collected, which may materially affect our operating margin and the expected timing of our cash flows.

•	Government contracting officers have wide latitude in their ability to conclude as to the financial responsibility of companies that contract with agencies of the U.S. Federal government. Officers who conclude that a company is not financially responsible may withhold new engagements and terminate recently contracted engagements for which significant expenditures and outlays already may have been made.

•	If the government uncovers improper or illegal activities in the course of audits or investigations, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with Federal government agencies. These consequences could materially and adversely affect our revenue and operating results. The inherent limitations of internal controls, even when adequate, may not prevent or detect all improper or illegal activities.

•	Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our government contracts, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts.

The impact of any of these occurrences or conditions could affect not only our business with the agency or department involved, but also other agencies and departments within the Federal government. Depending on the size of the project or the magnitude of the budget reduction, potential costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on our business or our results of operations.

Our ability to attract, retain and motivate our managing directors and other key employees is critical to the success of our business. We continue to experience sustained, higher-than-industry average levels of voluntary turnover among our workforce, which has impacted our ability to grow our business.

Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. Competition for skilled personnel in the consulting and technology services business is intense. In light of our current issues related to our financial accounting systems and internal controls, it is particularly critical that we continue to attract and retain experienced finance personnel. Recruiting, training and retention costs and benefits place significant demands on our resources. In addition, because we are not current in our SEC filings, the near-term value of our equity incentives is uncertain, and our ability to use equity to attract, motivate and retain our professionals is in jeopardy. Significant features of many of our employee equity plans remain suspended. The continuing loss of significant numbers of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to obtain and successfully complete important engagements and thus maintain or increase our revenue.

Our contracts can be terminated by our clients with short notice, or our clients may cancel or delay projects.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. Most of our consulting engagements are less than 12 months in duration. Most of our contracts can be terminated by our clients upon short notice and without significant penalty. Large client projects involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, cancelled or delayed, we lose the associated revenue, and we may not be able to eliminate associated costs in a timely manner. Consequently, our operating results in subsequent periods may be adversely impacted.

If we are not able to keep up with rapid changes in technology or maintain strong relationships with software providers, our business could suffer.

Our success depends, in part, on our ability to develop service offerings that keep pace with rapid and continuing changes in technology, evolving industry standards and changing client preferences. Our success also depends on our ability to develop and implement ideas for the successful application of existing and new technologies. We may not be successful in addressing these developments on a timely basis, or our ideas may not be successful in the marketplace. Also, products and technologies developed by our competitors may make our services or product offerings less competitive or obsolete. Any of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

In addition, we generate a significant portion of our revenue from projects to implement software developed by others, including Oracle Corporation (including Siebel Systems, Inc.) and SAP AG. Our future success in the software implementation business depends, in part, on the continuing viability of these companies, their ability to maintain market leadership and our ability to maintain a good relationship with these companies.

Loss of our joint marketing relationships could reduce our revenue and growth prospects.

Our most significant joint marketing relationships are with Google Inc., Microsoft Corporation, Oracle Corporation (including Siebel Systems, Inc.) and SAP AG. These relationships enable us to increase revenue by providing us additional marketing exposure, expanding our sales coverage, increasing the training of our professionals and developing and co-branding service offerings that respond to customer demand. The loss of one or more of these relationships could adversely affect our business by terminating current joint marketing and product development efforts or otherwise decreasing our revenue and growth prospects. Because most of our significant joint marketing relationships are nonexclusive, if our competitors are more successful in, among other things, building leading-edge products and services, these entities may form closer or preferred arrangements with other consulting organizations, which could reduce our revenue.

We are not likely to be able to significantly grow our business through mergers and acquisitions in the near term.

We have had limited success in valuing and integrating acquisitions into our business. Given past experiences and the current competing demands for our capital resources, we are unlikely to grow our business through significant acquisitions. Our inability to do so may competitively disadvantage us or jeopardize our independence, if further consolidation occurs within our industry.

There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price.

Our quarterly revenue and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our stock price. Factors that could cause variations in our quarterly financial results include:

•	the business decisions of our clients regarding the use of our services;

•	seasonality, including the number of work days and holidays and summer vacations;

•	the stage of completion of existing projects or their termination;

•	cost overruns or revenue write-offs resulting from unexpected delays or delivery issues on engagements;

•	periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing engagements;

•	our ability to transition employees quickly from completed projects to new engagements;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs and support services costs, particularly outside the United States where local labor laws may significantly affect our ability to mobilize personnel quickly or economically;

•	currency exchange fluctuations;

•	changes in, or the application of changes to, accounting principles generally accepted in the United States, particularly those related to revenue recognition; and

•	global, regional and local economic and political conditions and related risks, including acts of terrorism.

Our profitability may decline due to financial, regulatory and operational risks inherent in worldwide operations.

In fiscal 2005, approximately 31% of our revenue was attributable to activities outside North America. Our results of operations are affected by our ability to manage risks inherent in our doing business abroad. These risks include exchange rate fluctuation, regulatory concerns, terrorist activity, restrictions with respect to the movement of currency, access to highly skilled workers, political and economic stability, unauthorized and improper activities of employees and our ability to protect our intellectual property. Despite our best efforts, we may not be in compliance with all regulations around the world and may be subject to penalties and fines as a result. These penalties and fines may materially and adversely affect our profitability.

We may bear the risk of cost overruns relating to our services, thereby adversely affecting our profitability.

The effort and cost associated with the completion of our systems integration, software development and implementation or other services are difficult to estimate and, in some cases, may significantly exceed the estimates made at the time we commence the services. We often provide these services under level-of-effort and fixed-price contracts. The level-of-effort contracts are usually based on time and materials or direct costs plus a fee. Under these arrangements, we are able to bill our client based on the actual cost of completing the services, even if the ultimate cost of the services exceeds our initial estimates. However, if the ultimate cost exceeds our initial estimate by a significant amount, we may have difficulty collecting the full amount that we are due under the contract, depending upon many factors, including the reasons for the increase in cost, our communication with the client throughout the project, and the client’s satisfaction with the services. As a result, we could incur losses with respect to these services even when they are priced on a level-of-effort basis. If we provide these services under a fixed-price contract, we bear the risk that the ultimate cost of the project will exceed the price to be charged to the client. If we fail to accurately estimate our costs or the time required to perform under a contract, the profitability of these contracts may be materially and adversely affected.

We may face legal liabilities and damage to our professional reputation from claims made against our work.

Many of our engagements involve projects that are critical to the operations of our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts that are designed to limit our exposure to legal claims relating to our services and the applications we develop may not protect us or may not be enforceable in all cases. Moreover, as a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high caliber professional services and integrity to retain and attract clients and employees. As a result, claims made against our work may be more damaging in our industry than in other businesses. Negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new engagements.

Our services may infringe upon the intellectual property rights of others.

We cannot be sure that our services do not infringe on the intellectual property rights of others, and we may have infringement claims asserted against us. These claims may harm our reputation, cost us money and prevent us from offering some services. In some contracts, we have agreed to indemnify our clients for certain expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities may be greater than the revenue we receive from the client. Any claims or litigation in this area may be costly and result in large awards against us and, whether we ultimately win or lose, could be time-consuming, may injure our reputation, may result in costly delays or may require us to enter into royalty or licensing arrangements. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license the proprietary rights we require on a timely basis, our ability to use certain technologies, products, services and brand names may be limited, and our business may be harmed.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

Our success depends, in part, upon our plan to develop, capture and protect re-usable proprietary methodologies and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. Our efforts in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect the unauthorized use of, or take appropriate and timely action to enforce, our intellectual property rights.

Depending on the circumstances, we may be required to grant a specific client certain intellectual property rights in materials developed in connection with an engagement, in which case we would seek to cross-license the use of such rights. In limited situations, however, we forego certain intellectual property rights in materials we help create, which may limit our ability to re-use such materials for other clients. Any limitation on our ability to re-use such materials could cause us to lose revenue-generating opportunities and require us to incur additional cost to develop new or modified materials for future projects.

Risks that Relate to Our Liquidity

Our current cash resources might not be sufficient to meet our expected near-term cash needs, especially to fund intra-quarter operating cash requirements and non-recurring cash requirements (e.g., to settle lawsuits).

We have experienced recurring net losses. If we do not generate positive cash flow from operations, we would need to meet any operating shortfall with existing cash on hand or implement or seek alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, seeking additional debt or equity capital and selling assets. There can be no assurance that any of these strategies could be implemented on satisfactory terms, on a timely basis, or at all.

We have been unable to issue shares of our common stock under our ESPP since February 1, 2005. The longer we are unable to issue shares of our common stock, the more likely our ESPP participants may elect to withdraw their accumulated cash contributions from the ESPP at rates higher than those we have historically experienced.

Under our ESPP, eligible employees may purchase shares of our common stock at a discount, through payroll deductions that accumulate over an offering period. Shares of common stock typically are purchased under the ESPP every six months. Because we are not current in our SEC filings, we have been, and continue to be, unable to issue freely tradable shares of our common stock and have not issued any shares of common stock under the ESPP for our current offering period, which began on February 1, 2005. Employee ESPP contributions are currently included in our available cash balances on hand, amounting to approximately $23 million of accumulated contributions as of September 30, 2006. These contributions may be withdrawn by our employees on demand. Under the rules of the U.S. Internal Revenue Code, if an offering period extends beyond 27 months, the shares purchased for that offering period may no longer be purchased at the lower of 85% of the fair market value of the common stock on the first or last date of the offering period. If this were to occur, our shares of common stock would be purchased at a price equal to 85% of the fair market value of the common stock on the date of the actual purchase. If we are not current in our SEC filings by April 30, 2007 and are not able to issue shares of our common stock under the ESPP, the purchase price of our shares of common stock will change to 85% of the fair market value of our common stock on the date of purchase. If we experience withdrawal rates higher than those higher than those we have historically experienced, our cash flow could be materially and adversely affected.

We have limited availability under our 2005 Credit Facility to borrow additional amounts or issue additional letters of credit, and we may not be able to refinance our debt or to do so on favorable terms.

On July 19, 2005, we entered into a $150.0 million Senior Secured Credit Facility, which was amended on December 21, 2005, March 30, 2006, July 19, 2006, September 29, 2006 and October 31, 2006 (the “2005 Credit Facility”). The 2005 Credit Facility provides for revolving credit and advances, including issuance of letters of credit. Advances under the revolving credit line are limited by the available borrowing base, which is based upon a percentage of eligible accounts receivable. As of December 31, 2005, we did not have availability under the borrowing base. As of September 30, 2006, we had approximately $22.0 million available under the borrowing base. For more information on our 2005 Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In addition, depending on market conditions and/or facts and circumstances prevailing at the time, we may not be able to refinance our debt or obtain additional financing on terms favorable to us, if at all, which could hinder our ability to fund our business operations and limit our ability to compete for new business.

Our 2005 Credit Facility imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms. If we violate these restrictions, we will be in default under the 2005 Credit Facility, which may cross-default to our other indebtedness.

Our 2005 Credit Facility contains affirmative and negative covenants, including financial and coverage ratios. A breach of any of these covenants that is not cured or waived (including a covenant to timely provide our periodic reports with the lenders under our 2005 Credit Facility), or our failure to pay principal and interest when due could result in an event of default under the 2005 Credit Facility. Under the 2005 Credit Facility, the minimum trailing twelve-month earnings coverage and maximum leverage ratio covenants are not tested if we maintain a minimum level of borrowing availability (a minimum of $15 million based on the September 30, 2006 borrowing base). As of September 30, 2006, these ratios were not tested because we had approximately $22 million of borrowing availability. As of September 30, 2006, we had $81.6 million in principal amount outstanding under our letters of credit. We currently estimate our cash balance (net of float) as of September 30, 2006 to be approximately $274 million, which includes approximately $23 million of accumulated contributions under the ESPP.

If we are unable to maintain the required minimum borrowing availability, we are permitted to post cash collateral, which amount will count toward the borrowing availability so that these covenants continue not to be tested. If we do not maintain the required minimum borrowing availability or are unable to post sufficient cash collateral and these financial covenants are tested, we will likely be in default under the 2005 Credit Facility.

In the event of a default, the lenders under the 2005 Credit Facility could elect to declare all borrowings outstanding under the 2005 Credit Facility, together with accrued interest and other fees, to be due and payable. Alternately, upon an event of default, the lenders may require us to post cash collateral in an amount equal to 105% of the principal amount of our letters of credit outstanding. If we were required to use our cash balances to collateralize these obligations, our ability to operate our business could be materially and adversely affected. Any default under the 2005 Credit Facility or agreements governing our other significant indebtedness could lead to an acceleration of debt under the 2005 Credit Facility or other debt instruments that contain cross-default provisions. If the indebtedness under the 2005 Credit Facility were to be accelerated, our assets may not be sufficient to repay amounts due under the 2005 Credit Facility or due on other debt securities then accelerated.

If our operating performance is materially and adversely affected, we may not be able to service our indebtedness.

Our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, regulatory, business and other factors beyond our control, including those discussed herein. In addition, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of any indebtedness we may have in the future. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, we may be forced to pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, restructuring our business, reducing or delaying capital expenditures or seeking additional equity capital. There can be no assurance that any of these strategies could be implemented on satisfactory terms, if at all.

We may be required to post collateral to support our obligations under our surety bonds, and we may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

Some of our clients, primarily in the state and local market, require us to obtain surety bonds, letters of credit or bank guarantees in support of client engagements. We may be required to post collateral (cash or letters of credit) to support our obligations under our surety bonds upon the demand of our surety providers. If we cannot obtain or maintain surety bonds, letters of credit or bank guarantees on acceptable terms, we may be unable to maintain existing client engagements or to obtain additional client engagements that require them. In turn, our current and planned revenue, particularly from our Public Services business, could be materially and adversely affected, and our ability to grow our business will be hindered, all of which could materially and adversely affect our financial condition and results of operations.

Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our financial condition.

Actions by the rating agencies may affect our ability to obtain financing or the terms on which such financing may be obtained. If the rating agencies provide a lower rating for our debt, this may increase the interest rate we must pay if we issue new debt and it may even make it prohibitively expensive for us to issue new debt. Our inability to obtain additional financing, or obtain additional financing on terms favorable to us, could hinder our ability to fund general corporate requirements, limit our ability to compete for new business, and increase our vulnerability to adverse economic and industry conditions.

We also have a limited number of significant contracts whose terms may become more onerous in the event of downgrades of our credit ratings.

On October 6, 2006, Moody’s downgraded our corporate family rating to B2 from B1 and the ratings for two of our subordinated convertible bonds series to B3 from B2, and placed our ratings on review for further downgrade. Separately, on April 22, 2005, Standard & Poor’s Ratings Services (“Standard & Poor’s”) downgraded our senior unsecured rating to B− from BB with negative implications. Any future ratings downgrades could further materially and adversely affect our borrowing costs, our ability to obtain financing and our financial condition.

Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility.

The level of our indebtedness and our ongoing cash flow requirements for debt services could:

•	limit cash flow available for general corporate purposes, such as capital expenditures;

•	limit our ability to obtain, or obtain on favorable terms, additional debt financing in the future for working capital or capital expenditures;

•	limit our flexibility in reacting to competitive and other changes in our industry and economic conditions generally;

•	expose us to a risk that a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business could make it difficult to meet debt service requirements; and

•	expose us to risks inherent in interest rate fluctuations because borrowings may be at variable rates of interest, which could result in high interest expense in the event of increases in interest rates.

The holders of our debentures have the right, at their option, to require us to purchase some or all of their debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.

We have made two issuances of convertible subordinated debentures and two issuances of convertible senior subordinated debentures. For a description of these debentures, see “Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Securities Not Registered Under the Securities Act.”

If we are unable to repurchase any of our debentures when due or otherwise breach any other debenture covenants, we may be in default under the related indentures, which could lead to an acceleration of unpaid principal and accrued interest under the indentures. Any such acceleration could lead to an acceleration of amounts outstanding under our 2005 Credit Facility. In the event of any acceleration of unpaid principal and accrued interest under our 2005 Credit Facility or under the debentures, we will not be permitted to make payments to the holders of the debentures until the unpaid principal and accrued interest under our 2005 Credit Facility have been fully paid.

Risks that Relate to Our Common Stock

The price of our common stock may decline due to the number of shares that may be available for sale in the future.

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock.

We have outstanding convertible debt and warrants. Upon conversion or exercise of the outstanding convertible debt and warrants, we will issue the following number of shares of our common stock, subject to anti-dilution protection and other adjustments, including upon certain change of control transactions:

	Initial Per Share	Total
	Conversion	Approximate
	Price/Exercise	Number of
Convertible Debt and Warrants	Price	Shares
$250.0 million 2.50% Series A Convertible Subordinated Debentures	$10.50	23.8 million
$200.0 million 2.75% Series B Convertible Subordinated Debentures	$10.50	19.0 million
$200.0 million 5.0% Convertible Senior Subordinated Debentures	$6.60	30.3 million
$40.0 million 0.50% Convertible Senior Subordinated Debentures	$6.75	5.9 million
Warrants issued in connection with the July 2005 Senior Debentures	$8.00	3.5 million

Total	—	82.5 million

As a result of our continuing delay in becoming current in our SEC filings, we are not able to file a registration statement covering the shares issuable upon conversion of any of the debentures or exercise of the warrants issued in connection with the 0.50% Convertible Senior Subordinated Debentures. Once such a registration statement is effective, more of the shares associated with such debentures and warrants may be sold. Any sales in the public market of such shares of common stock could adversely affect prevailing market prices of our common stock. In addition, under certain circumstances, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could depress the price of our stock.

As of September 30, 2006, our employees held stock options to purchase approximately 36,913,891 shares, representing approximately 18% of the 201,537,999 Company’s outstanding shares of common stock and of which 32,191,845 shares are currently vested. In addition, an additional number of stock options generally will become exercisable during the calendar years indicated below:

Number of Shares	Calendar Year
559,454	2006	(remainder of 2006)
2,304,843	2007
844,836	2008

During 2005, we significantly increased the issuance of equity in the form of RSUs to managing directors and other key employees, as a means of better aligning the interests of these employees with our shareholders, to enhance the retention of current managing directors and to improve the recruiting of new managing directors. As of September 30, 2006, an aggregate of 20,871,492 RSUs had been issued, and the following shares of common stock were expected to be delivered upon settlement of these RSUs during the calendar years indicated below:

Number of Shares	Calendar Year
0	2006
8,415,190	2007
3,455,382	2008

Because we are not current in our SEC filings, we are unable to issue freely tradable shares of our common stock. Consequently, we have not issued shares under our LTIP or ESPP since January 2005, and significant features of many of our employee equity plans remain suspended. We expect that once we are current in our SEC filings, our employees may wish to sell a significant number of these shares of common stock. We are considering various alternatives for the settlement of outstanding, vested RSUs once we become current in our SEC filings. For those shares subject to certain vesting requirements, resale restrictions and other contractual limitations that may limit the ability of our employees to sell their underlying shares, we may, in certain circumstances, amend or waive certain of these contractual limitations to permit earlier sales, as a way of supporting our employee retention efforts.

There are significant limitations on the ability of any person or company to acquire the Company without the approval of our Board of Directors.

We have adopted a stockholders’ rights plan. Under this plan, after the occurrence of specified events that may result in a change of control, our stockholders will be able to purchase stock from us or our successor at half the then current market price. This right will not extend, however, to persons participating in takeover attempts without the consent of our Board of Directors or to persons whom our Board of Directors determines to be adverse to the interests of the stockholders. Accordingly, this plan could deter takeover attempts.

In addition, our certificate of incorporation and bylaws each contains provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors. These provisions include the following, among others:

•	our Board of Directors is classified into three classes, each of which will serve for staggered three-year terms;

•	a director may be removed by our stockholders only for cause and then only by the affirmative vote of two-thirds of our voting stock;

•	only our Board of Directors or the Chairman of our Board of Directors may call special meetings of our stockholders;

•	our stockholders may not take action by written consent;

•	our stockholders must comply with advance notice procedures in order to nominate candidates for election to our Board of Directors or to place stockholders’ proposals on the agenda for consideration at meetings of the stockholders;

•	if stockholder approval is required by applicable law, any mergers, consolidations and sales of all or substantially all of our assets must be approved by the affirmative vote of at least two-thirds of our voting stock; and

•	our stockholders may amend or repeal any of the foregoing provisions of our certificate of incorporation or our bylaws only by a vote of two-thirds of our voting stock.

Risks that Relate to Our Relationship with KPMG LLP

The termination of services provided under the transition services agreement with KPMG LLP could involve significant expense, which could adversely affect our financial results.

On February 13, 2005, our transition services agreement with KPMG LLP (“KPMG”) expired. In a letter dated November 10, 2006, KPMG has now formally claimed that we owe approximately $31.5 million for the termination of information technology services provided under the agreement, unrecovered information technology expenditures and certain abandoned leasehold costs. However, in accordance with the terms of the agreement, we do not believe that we are liable for termination costs arising upon the expiration of the agreement. Accordingly, we have not recognized a liability for, or paid to KPMG, these termination costs. We are proceeding with KPMG under the dispute resolution procedures specified in the transition services agreement in an attempt to reach agreement as to the amount, if any, of additional costs payable by us to KPMG in connection with the expiration of the agreement. While we cannot reasonably estimate the amount of termination costs, if any, that we may have to pay, any significant amount may have a material and adverse affect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our properties consist of leased office facilities for specific client contracts and for sales, support, research and development, consulting, administrative and other professional personnel. Our corporate headquarters consists of approximately 235,000 square feet in McLean, Virginia. As of December 31, 2005, we occupied approximately 80 additional offices in the United States and approximately 70 offices in Latin America, Canada, the Asia Pacific region and EMEA. All office space referred to above is leased pursuant to operating leases that expire over various periods during the next 10 years. Portions of our office space are sublet under operating lease agreements, which expire over various periods during the next 10 years and are also being marketed for sublease or disposition. Although we believe our facilities are adequate to meet our needs in the near future, our business requires that our lease holdings accommodate the dynamic needs of our various consulting engagements, and, given business demands, the makeup of our leasehold portfolio may change within the next twelve-month period to address these demands.

ITEM 3.	LEGAL PROCEEDINGS

Overview

We currently are a party to a number of disputes that involve or may involve litigation or other legal or regulatory proceedings. Generally, there are three types of legal proceedings to which we have been made a party:

•	Claims and investigations arising from our continuing inability to timely file periodic reports under the Exchange Act, and the restatement of our financial statements for certain prior periods to correct accounting errors and departures from generally accepted accounting principles for those years (“SEC Reporting Matters”);

•	Claims and investigations being conducted by agencies or officers of the U.S. Federal government and arising in connection with our provision of services under contracts with agencies of the U.S. Federal government (“Government Contracting Matters”); and

•	Claims made in the ordinary course of business by clients seeking damages for alleged breaches of contract or failure of performance and by current or former employees seeking damages for alleged acts of wrongful termination or discrimination (“Other Matters”).

Additional information regarding significant matters of this nature is incorporated by reference herein from Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Our 2005 Credit Facility contains limits on the amounts of civil litigation payments that we are permitted to pay, as follows: up to $75 million during the 24-month period ending July 18, 2007, and up to $15 million during any twelve consecutive months thereafter, in each case, net of any insurance proceeds. Failure to abide by these limits could result in a default under the credit facility for which, after opportunity to cure the default, outstanding indebtedness under the 2005 Credit Facility could be accelerated.

We currently maintain insurance in types and amounts customary in our industry, including coverage for professional liability, general liability and management and director liability. Based on management’s current assessment, we believe that the Company’s financial statements include adequate provision for estimated losses that are likely to be incurred with regard to such matters.

SEC Reporting Matters

2005 Class Action Suits. In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia, alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to our financial results in our SEC filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. It is not possible to predict with certainty whether or not we will ultimately be successful in this matter or, if not, what the impact might be.

2005 Shareholder’s Derivative Demand. On May 21, 2005, we received a letter from counsel representing one of our shareholders requesting that we initiate a lawsuit against our Board of Directors and certain present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in our report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleges the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation, our Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. We filed demurrers on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims, with leave to file amended claims. The claim seeking the scheduling of an annual meeting remains. We continue to believe, however, that claims for which money damages could be assessed are derivative claims asserted on the Company’s behalf, for which our liability would be limited to attorney’s fees.

SEC Investigation. On April 13, 2005, pursuant to the same matter number as its inquiry concerning our restatement of certain financial statements issued in 2003, the staff of the SEC’s Division of Enforcement requested information and documents relating to our March 18, 2005 Form 8-K. On September 7, 2005, we announced that the staff had issued a formal order of investigation in this matter. We subsequently received subpoenas from the staff seeking production of documents and information including certain information and documents related to an investigation conducted by our Audit Committee.

In connection with the investigation by our Audit Committee, we became aware of incidents of possible non-compliance with the Foreign Corrupt Practices Act and our internal controls in connection with certain of our operations in China and voluntarily reported these matters to the SEC and U.S. Department of Justice in November 2005. Both the SEC and the Department of Justice have indicated they will investigate these matters in connection with the formal investigation described above. On March 27, 2006, we received a subpoena from the SEC regarding information related to these matters. The investigation is ongoing and the SEC is in the process of taking the testimony of current and former employees. For more information about the investigation by our Audit Committee, please see Item 9B, “Other Information.”

Series B Debenture Suit. On September 8, 2005, certain holders of our 2.75% Series B Convertible Subordinated Debentures (the “Series B Debentures”) provided a purported Notice of Default to us based upon our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005. On or about November 17, 2005, we received a notice from these holders of the Series B Debentures, asserting that an event of default had occurred and was continuing under the indenture for the Series B Debentures and, as a result, the principal amount of the Series B Debentures, accrued and unpaid interest and unpaid damages were due and payable immediately.

Based on the foregoing, the indenture trustee for the Series B Debentures brought suit against us and, on September 19, 2006, the Supreme Court of New York ruled that we were in default under the indenture for the Series B Debentures and ordered that the amount of damages to be determined subsequently at trial. We believed the ruling to be in error and on September 25, 2006, appealed the court’s ruling and moved for summary judgment on the matter of determination of damages.

After further negotiations, on November 7, 2006, we and the relevant holders of our Series B Debentures filed a stipulation to discontinue the lawsuit. Concurrent with the agreement to discontinue the lawsuit, we entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with The Bank of New York, as trustee, which amends the subordinated indenture governing our 2.50% Series A Convertible Subordinated Debentures due 2024 (the “Series A Debentures”) and the Series B Debentures. The First Supplemental Indenture includes a waiver of our SEC reporting requirements under the subordinated indenture through

October 31, 2008. Pursuant to the terms of the First Supplemental Indenture, effective as of November 7, 2006: (i) the interest rate payable on the Series A Debentures will increase from 3.00% per annum to 3.10% per annum (inclusive of any liquidated damages that may be payable due to the failure to file a registration statement for the Series A Debentures) until December 23, 2011, and (ii) the interest rate payable on the Series B Debentures will increase from 3.25% per annum to 4.10% per annum (inclusive of any liquidated damages that may be payable due to the failure to file a registration statement for the Series B Debentures) until December 23, 2014. The increased interest rates apply to all Series A Debentures and Series B Debentures outstanding.

In connection with the resolution of this matter and so as to cure any lingering claims of default or cross-default, on November 2, 2006, we entered into a First Supplemental Indenture with The Bank of New York, as trustee, which amends the indenture governing our 5.0% Convertible Senior Subordinated Debentures due 2025. The supplemental indenture includes a waiver of our SEC reporting requirements through October 31, 2007 and provides for further extension through October 31, 2008 upon our payment of an additional fee of 0.25% of the principal amount of the debentures. We paid to certain consenting holders of these debentures a consent fee equal to 1.00% of the outstanding principal amount of the debentures. In addition, on November 9, 2006, we entered into an agreement with the holders of our 0.50% Convertible Senior Subordinated Debentures due July 2010, pursuant to which we paid a consent fee equal to 1.00% of the outstanding principal amount of the debentures, in accordance with the terms of the purchase agreement governing the issuance of these debentures.

Government Contracting Matters

Grand Jury Subpoena—California. In December 2004, we were served with a subpoena by the Grand Jury for the United States District Court for the Central District of California. The subpoena sought records relating to twelve contracts between the Company and the U.S. Federal government, including two General Service Administration (“GSA”) schedules, as well as other documents and records relating to our U.S. Federal government work. We have begun to produce documents in accordance with an agreement with the Assistant U.S. Attorney. The focus of the review is upon our billing and time/expense practices, as well as alliance agreements where referral or commission payments were permitted. On July 20, 2005, we were served with a subpoena issued by the U.S. Army, requesting items related to Department of Defense contracts. We have subsequently been served with subpoenas issued by the Inspector General of the GSA. Given the broad scope of the subpoena and the limited information we have received from the U.S. Attorney’s office regarding the status of its investigation, it is impossible to predict with any degree of accuracy how this matter will develop and how it will be resolved.

Travel Rebate Investigation. In December 2005, we executed a settlement agreement with the Civil Division of the U.S. Department of Justice to settle allegations of potential understatement of travel credits to government contracts. Pursuant to the settlement agreement, in December 2005, we paid $15.5 million in the aggregate, including related fees.

Core Financial Logistics System. There is an ongoing investigation of the Core Financial Logistics System (“CoreFLS”) project by the Inspector General’s Office of the Department of Veterans Affairs and by the Assistant U.S. Attorney for the Central District of Florida. To date, we have been issued two subpoenas, in June 2004 and December 2004, seeking the production of documents relating to the CoreFLS project. We are cooperating with the investigation and have produced documents in response to the subpoenas. To date, there have been no specific allegations of criminal or fraudulent conduct on our part or any contractual claims filed against us by the Veterans Administration in connection with the project. We continue to believe we have complied with all of our obligations under the CoreFLS contract. We cannot, however, predict the outcome of the inquiry.

Other Matters

Peregrine Litigation. We were named as a defendant in several civil lawsuits regarding certain software resale transactions with Peregrine Systems, Inc. during the period 1999 and 2001, in which purchasers and other individuals who acquired Peregrine stock alleged that we participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price, and we were also sued by a trustee succeeding the interests of Peregrine for the same conduct. Specifically, we were named as a defendant in the following actions: Ariko v. Moores (Superior Court, County of San Diego), Allocco v. Gardner (Superior Court, County of San Diego), Bains v. Moores (Superior Court, County of San Diego), Peregrine Litigation Trust v. KPMG LLP (Superior Court, County of San Diego), and In re Peregrine Systems, Inc. Securities Litigation (U.S. District Court for the Southern District of California). Our former parent, KPMG, also sought indemnity from us for certain liability it may face in the same litigations, and we had agreed to indemnify them in certain of these matters.

As a result of tentative agreements reached in December 2005, we executed conditional settlement agreements whereby we were to be released from liability in the Allocco, Ariko, Bains and Peregrine Litigation Trust matters and in all claims for indemnity by KPMG in each of these cases. On January 5, 2006, the Company finalized an agreement with KPMG, providing conditional mutual releases to each other from such fee advancement and indemnification claims, with no settlement payment or other exchange of monies between the parties. On January 6, 2006, we filed applications for good faith settlement determinations in Allocco, Ariko, Bains and the Peregrine Litigation Trust matters with respect to the conditional settlements mentioned above. The applications were granted. On April 6, 2006, our former co-defendants filed motions, seeking to appeal the Allocco and Peregrine Litigation Trust rulings. On June 19, 2006, the court denied the motions. Our former co-defendants then appealed to the California Supreme Court. On August 16, 2006, those appeals were denied. We issued settlement payments of approximately $36.9 million in September 2006. An expense relating to these settlement payments was included as part of costs of service in the Consolidated Statement of Operations for fiscal 2004.

We did not settle the In re Peregrine Systems, Inc. Securities Litigation. On January 19, 2005, the In re Peregrine Systems, Inc. Securities Litigation matter was dismissed by the trial court as it relates to us, and on January 17, 2006 the court granted the plaintiffs’ motion for entry of judgment so the plaintiffs can appeal the dismissal in advance of any trial on the merits against the remaining parties.

On November 16, 2004, Larry Rodda, a former employee, pled guilty to one count of criminal conspiracy in connection with the Peregrine software resale transactions that continue to be the subject of the government inquiries. Mr. Rodda also was named in a civil suit brought by the SEC. We were not named in the indictment or civil suit, and are cooperating with the government investigations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

Executive Officers of the Company

Information about our executive officers as of November 1, 2006, is provided below.

Judy A. Ethell, 47, has been Chief Financial Officer since October 2006 and Executive Vice President—Finance and Chief Accounting Officer since July 2005. Previously, she held various positions with PricewaterhouseCoopers LLP (“PwC”) between 1982 and 2005. From 2003 to 2005, Ms. Ethell was a Partner and Tax Site Leader of PwC, where her duties included managing client service, human resources, marketing, and management of the St. Louis, Missouri Tax office. From 2001 to 2003, Ms. Ethell was a National Tour Partner (Tax) of PwC.

Laurent C. Lutz, 46, has been General Counsel and Secretary since March 2006. From 1999 to 2006, Mr. Lutz was Assistant General Counsel, Corporate Finance and Securities, of Accenture Ltd, a global management consulting, technology services and outsourcing company.

Roderick C. McGeary, 56, has been a member of our Board of Directors since August 1999 and Chairman of the Board of Directors since November 2004. Since March 2005, Mr. McGeary has served the Company in a full-time capacity, focusing on clients, employees and business partners. From 2004 until 2005, Mr. McGeary served as our Chief Executive Officer. From 2000 to 2002, Mr. McGeary was the Chief Executive Officer of Brience, Inc., a wireless and broadband company. Mr. McGeary is a director of Cisco

Systems, Inc., a worldwide leader in networking for the Internet, and Dionex Corporation, a manufacturer and marketer of chromatography systems for chemical analysis.

Richard J. Roberts, 54, has been Executive Vice President and Chief Operating Officer since February 2005. From 2003 to 2005, he was Executive Vice President, Public Services leading our largest business unit, serving healthcare, Federal, state and local government clients. From 2000 to 2003, Mr. Roberts headed the Federal government services sector of our Public Services business unit. Mr. Roberts was one of the founding managing directors of the Public Services business unit and has been with the Company for over 28 years.

Harry L. You, 47, has been a member of our Board of Directors and Chief Executive Officer since March 2005. Mr. You also served as the Company’s Interim Chief Financial Officer from July 2005 until October 2006. From 2004 to 2005, Mr. You was Executive Vice President and Chief Financial Officer of Oracle Corporation, a large enterprise software company. From 2001 to 2004, Mr. You was the Chief Financial Officer of Accenture Ltd, a global management consulting, technology services and outsourcing company. Mr. You is a director of Korn Ferry International, a leading provider of recruitment and leadership development services.

The term of office of each officer is until election and qualification of a successor or otherwise in the discretion of the Board of Directors.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.

None of the above-listed officers has any family relationship with any director or other executive officer. Please see “Certain Relationships and Related Transactions—Judy Ethell/Robert Glatz” for information about Ms. Ethell’s relationship with Robert Glatz, a managing director and member of our executive team.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the trading symbol “BE.” Until we are current in all of our periodic reporting requirements with the SEC, the NYSE will identify us as a late filer on its website and consolidated tape by affixing the letters “LF” to our common stock ticker symbol.

By letter dated April 4, 2005, we were notified by the NYSE that under current NYSE procedures, we had until nine months from the date our 2004 Form 10-K was required to be filed with the SEC before the NYSE would consider commencing delisting actions. In response to a request letter from us, on December 16, 2005, the NYSE granted us an extension until March 31, 2006 to file our 2004 Form 10-K. On January 31, 2006, we filed our 2004 Form 10-K.

On March 31, 2006, we notified the NYSE that we failed to file our 2005 Annual Report on Form 10-K in a timely manner. By letter of April 3, 2006, the NYSE notified us that if we failed to file our 2005 Form 10-K within six months of the filing due date, the NYSE would determine whether we should be given up to an additional six months to file the 2005 Form 10-K or whether to commence suspension and delisting procedures. On September 29, 2006, the NYSE notified us it would give us an additional three months to file this Annual Report on Form 10-K. The filing of this Annual Report on Form 10-K today is within the time period specified by the NYSE.

In addition, we have not complied with the NYSE listing standards that require us to hold an annual meeting of stockholders every fiscal year.

The following table sets forth the high and low sales prices for our common stock as reported on the NYSE for the quarterly periods indicated.

Price Range of Common Stock

	Price Range of
	Common Stock
	High	Low

Fiscal Year 2006
Fourth Quarter (through November 10, 2006)	$8.80	$7.44
Third Quarter	9.00	7.36
Second Quarter	9.59	7.55
First Quarter	9.16	7.77

Fiscal Year 2005
Fourth Quarter	7.99	6.54
Third Quarter	8.50	7.27
Second Quarter	8.82	4.65
First Quarter	8.89	7.34

Fiscal Year 2004
Fourth Quarter	9.98	7.29
Third Quarter	9.25	7.22
Second Quarter	11.00	8.03
First Quarter	11.30	9.50

Holders

At November 1, 2006, we had approximately 917 stockholders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Our 2005 Credit Facility contains prohibitions on our payment of dividends. Our future dividend policy will also depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized us to repurchase up to $100.0 million of our common stock, and in April 2005, the Board of Directors authorized a stock repurchase program for an additional $100.0 million for common stock repurchases to be made over a twelve-month period beginning on April 11, 2005. We were unable to repurchase shares during this twelve-month period and the April 2005 authorization has now expired. Any shares repurchased under these stock repurchase programs are held as treasury shares.

We did not repurchase any of our common stock during fiscal 2005, and we do not intend to repurchase any shares of common stock until we are current in our filings with the SEC. In addition, our 2005 Credit Facility contains limitations on our ability to repurchase shares of our common stock. At December 31, 2005 and September 30, 2006, we were authorized to repurchase $164.3 million and $64.3 million of our common stock, respectively.

Sales of Securities Not Registered Under the Securities Act

2.50% Series A Convertible Subordinated Debentures and 2.75% Series B Convertible Subordinated Debentures due 2024

On December 22, 2004, we completed the sale of the $225.0 million aggregate principal amount of our Series A Debentures and $175.0 million of our Series B Debentures (collectively, the “Subordinated Debentures”) to certain qualified institutional buyers, as defined in Rule 144A. These Subordinated Debentures were offered to the initial purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

On January 5, 2005, we completed the sale of an additional $25.0 million aggregate principal amount of our Series A Debentures and an additional $25.0 million of our Series B Debentures. These additional Subordinated Debentures were offered to the initial purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. These additional Subordinated Debentures were sold only to certain qualified institutional buyers pursuant to Rule 144A of the Securities Act.

The net proceeds from the sale of the Subordinated Debentures were approximately $435.6 million, after deducting offering expenses and the initial purchasers’ commissions of approximately $11.4 million and other fees and expenses of approximately $3.0 million. We used approximately $240.6 million of the net proceeds from the sale of the Subordinated Debentures to repay our outstanding senior notes and approximately $135.0 million to repay amounts outstanding under our then existing revolving credit facility. The remainder was used for general corporate purposes.

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

5.00% Convertible Senior Subordinated Debentures due 2025

On April 27, 2005, we completed the sale of the $200.0 million aggregate principal amount of our 5.00% Convertible Senior Subordinated Debentures due 2025 (the “April 2005 Senior Debentures”) to accredited investors that are also qualified institutional buyers, as defined in Rule 144A. The April 2005 Senior Debentures were offered pursuant to the exemption from registration provided by Regulation D under the Securities Act.

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

0.50% Convertible Senior Subordinated Debentures

On July 15, 2005, we completed the sale of the $40.0 million aggregate principal amount of our 0.50% Convertible Senior Subordinated Debentures due July 2010 (the “July 2005 Senior Debentures” and together with the April 2005 Senior Debentures, the “Senior Debentures”) and common stock warrants (the “July 2005 Warrants”) to purchase up to 3.5 million shares of our common stock, pursuant to a securities purchase agreement, dated July 15, 2005. The July 2005 Senior Debentures and the July 2005 Warrants were offered only to accredited investors pursuant to the exemption from registration provided by Regulation D under the Securities Act.

The net proceeds from the sale of the July 2005 Senior Debentures and the July 2005 Warrants, after deducting offering expenses and other fees and expenses, were approximately $38.9 million. We intend to use the net proceeds from the offering for general corporate purposes.

The July 2005 Senior Debentures became initially convertible on or after July 15, 2006 into shares of our common stock at a conversion price of $6.75 per share, subject to anti-dilution and other adjustments. The July 2005 Senior Debentures will be entitled, in certain change of control transactions, to an adjustment in the conversion obligation so that the July 2005 Senior Debentures are convertible into shares of stock, other securities or other property or assets receivable upon the occurrence of such transaction by a holder of shares of our common stock in such transaction.

The July 2005 Warrants may be exercised on or after July 15, 2006 and have a five-year term. The initial number of shares issuable upon exercise of the July 2005 Warrants is 3.5 million shares of common stock, and the initial exercise price per share of common stock is $8.00. The number of shares and exercise price are subject to certain customary anti-dilution protections and other customary terms, including, in certain change of control transactions, an adjustment in the conversion obligation so that the July 2005 Warrants, upon exercise, will entitle holders of the July 2005 Warrants to receive shares of stock, other securities or other property or assets receivable upon the occurrence of such transaction by a holder of shares of our common stock in such transaction.

For additional information regarding the terms of our notes payable, please see Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data as of and for the years ended December 31, 2005 and 2004, for the six months ended December 31, 2003, and for the year ended June 30, 2003 is derived from audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected financial data for the periods prior to June 30, 2003 are derived from unaudited consolidated financial statements and, in the opinion of management, have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these periods. Selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes thereto included herein.

Statements of Operations

			Six Months
	Year Ended		Ended	Year Ended
	December 31,	December 31,	December 31,	June 30,	June 30,	June 30,
	2005	2004	2003	2003	2002	2001
					(unaudited)	(unaudited)
	(in thousands, except per share amounts)

Revenue	$3,388,900	$3,375,782	$1,522,503	$3,157,898	$2,383,099	$2,805,464

Costs of service:
Costs of service	3,001,327	2,816,559	1,221,249	2,436,864	1,761,444	2,092,458
Lease and facilities restructuring charge	29,581	11,699	61,436	17,283	—	—
Impairment charges	—	—	—	—	23,914	7,827

Total costs of service	3,030,908	2,828,258	1,282,685	2,454,147	1,785,358	2,100,285

Gross profit	357,992	547,524	239,818	703,751	597,741	705,179
Amortization of purchased intangible assets	2,266	3,457	10,212	45,127	3,014	—
Amortization of goodwill	—	—	—	—	—	18,176
Goodwill impairment charge (1)	166,415	397,065	127,326	—	—	—
Selling, general and administrative expenses	750,867	641,176	272,250	550,098	477,230	465,905

Operating income (loss)	(561,556)	(494,174)	(169,970)	108,526	117,497	221,098
Interest / Other income (expense), net (2)	(37,966)	(17,644)	(1,773)	(10,493)	1,217	(16,119)
Loss on early extinguishment of debt	—	(22,617)	—	—	—	—
Gain on sale of assets	—	—	—	—	—	6,867
Equity in losses of affiliate and loss on redemption of equity interest in affiliate	—	—	—	—	—	(76,019)

Income (loss) before taxes and cumulative effect of change in accounting principle	(599,522)	(534,435)	(171,743)	98,033	118,714	135,827
Income tax expense (3)	122,121	11,791	4,872	65,342	80,263	102,798

Income (loss) before cumulative effect of change in accounting principle	(721,643)	(546,226)	(176,615)	32,691	38,451	33,029
Cumulative effect of change in accounting principle, net of tax (4)	—	—	—	—	(79,960)	—

Net income (loss)	(721,643)	(546,226)	(176,615)	32,691	(41,509)	33,029
Dividend on Series A Preferred Stock	—	—	—	—	—	(31,672)
Preferred stock conversion discount	—	—	—	—	—	(131,250)

Net income (loss) applicable to common stockholders	$(721,643)	$(546,226)	$(176,615)	$32,691	$(41,509)	$(129,893)

Earnings (loss) per share—basic and diluted:
Income (loss) before cumulative effect of change in accounting principle applicable to common stockholders	$(3.59)	$(2.77)	$(0.91)	$0.18	$0.24	$(1.20)
Cumulative effect of change in accounting principle	—	—	—	—	(0.50)	—

Net income (loss) applicable to common stockholders	$(3.59)	$(2.77)	$(0.91)	$0.18	$(0.26)	$(1.20)

Balance Sheet Data

	December 31,	December 31,	December 31,	June 30,	June 30,	June 30,
	2005	2004	2003	2003	2002	2001
					(unaudited)	(unaudited)
	(in thousands)

Cash, cash equivalents, and restricted cash (5)	$376,587	$265,863	$122,475	$121,790	$222,636	$93,327
Total assets	1,972,426	2,182,707	2,211,613	2,150,210	948,029	1,072,018
Long-term liabilities	976,501	648,565	408,324	375,991	28,938	17,877
Total debt	674,760	423,226	248,228	277,176	1,846	13,440
Total liabilities	2,017,998	1,558,009	1,141,618	1,006,990	384,935	464,828
Total stockholders’ equity (deficit)	(45,572)	624,698	1,069,995	1,143,220	563,094	607,190

(1)	During the years ended December 31, 2005 and 2004 and the six months ended December 31, 2003, we recorded goodwill impairment charges of $166.4 million, $397.1 million and $127.3 million, respectively. For additional information regarding these goodwill impairment charges and international acquisitions, see Note 5, “Business Acquisitions, Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements.
(2)	During the year ended December 31, 2004, we recorded a change in accounting principle resulting in a charge of $0.5 million related to the elimination of a one-month lag in reporting for certain Asia Pacific subsidiaries, as well as a subsidiary within the EMEA region. While the elimination of the one-month lag is considered a change in accounting principle, the effect of the change is included in other income (expense) due to the immateriality of the change in relation to consolidated net loss.
(3)	During the year ended December 31, 2005, we recorded a valuation allowance of $55.3 million primarily against our U.S. deferred tax assets to reflect our conclusions that it is more likely than not that these tax benefits would not be realized. For additional information, see Note 13, “Income Taxes,” of the Notes to Consolidated Financial Statements.
(4)	During the year ended June 30, 2002, we recognized a transitional impairment loss of $80.0 million as the cumulative effect of a change in accounting principle in connection with adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
(5)	Restricted cash amounts at December 31, 2005 and December 31, 2004 were $121.2 million and $21.1 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. See the “Disclosure Regarding Forward-Looking Statements.” All references to “years,” unless otherwise noted, refer to our twelve-month fiscal year which, since July 1, 2003, ends on December 31. Prior to July 1, 2003, our fiscal year ended on June 30. As a result, any reference to “2003” or “fiscal 2003” means the twelve-month period that ended on June 30, 2003, and any reference to “2005” or “2004,” or “fiscal 2005” or “fiscal 2004” means the twelve-month period that ended on December 31, 2005 or 2004, respectively. All discussions of six-month periods specifically reference the applicable six-month period.

This MD&A will: (i) compare the results of operations for the year ended December 31, 2005 to the results of operations for the year ended December 31, 2004; (ii) compare the results of operations for the year ended December 31, 2004 to the results of operations for the year ended June 30, 2003; (iii) compare the results of operations for the six months ended December 31, 2003 to the results of operations for the six months ended December 31, 2002; and (iv) discuss our liquidity and capital resources as of December 31, 2005. The results of operations for the six months ended December 31, 2002 are unaudited and, in the opinion of management, have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for this period.

Overview

We provide strategic consulting applications services, technology solutions and managed services to government organizations, Global 2000 companies and medium-sized businesses in the United States and internationally. In North America, we provide consulting services through our Public Services, Commercial Services and Financial Services industry groups in which we focus significant industry-specific knowledge and service offerings to our clients. Outside of North America, we are organized on a geographic basis, with operations in EMEA, the Asia Pacific region and Latin America.

Beginning in 2007, we intend to begin transitioning our business to a more integrated, global delivery model. This transition will begin by more closely aligning our senior personnel worldwide who have significant industry specific expertise with our existing North American Public Services, Commercial Services and Financial Services industry groups. Our non-managing director employees will then be assigned, as needed, across all of our industry-specific operations. We expect this change to improve our utilization and provide added training for our professional personnel.

Economic and Industry Factors

We believe that our clients’ spending for consulting services is partially correlated to, among other factors, the performance of the domestic and global economy as measured by a variety of indicators such as gross domestic product, government policies, mergers and acquisitions activity, corporate earnings, U.S. Federal and state government budget levels, inflation and interest rates and client confidence levels, among others. As economic uncertainties increase, clients’ interests in business and technology consulting historically have turned more to improving existing processes and reducing costs rather than investing in new innovations. Demand for our services, as evidenced by new contract bookings, also does not uniformly follow changes in economic cycles. Consequently, we may experience rapid decreases in new contract bookings at the onset of significant economic downturns while the benefits of economic recovery may take longer to realize.

The markets in which we provide services are increasingly competitive and global in nature. While supply and demand in certain lines of business and geographies may support price increases for some of our standard service offerings from time to time, to maintain and improve our profitability we must constantly seek to improve and expand our unique service offerings and deliver our services at increasingly lower cost levels. Our Public Services industry group, which is our largest, also must operate within the U.S. Federal, state and local government markets where unique contracting, budgetary and regulatory regimes control how contracts are awarded, modified and terminated. Budgetary constraints or reductions in government funding may result in the modification or termination of long-term government contracts, which could dramatically affect the outlook of that business.

Revenue and Income Drivers

We derive substantially all of our revenue from professional services activities. Our revenue is driven by our ability to continuously generate new opportunities to serve clients, by the prices we obtain for our service offerings, and by the size and utilization of our professional workforce. Our ability to generate new business is directly influenced by the economic conditions in the industries and regions we serve, our anticipation and response to technological change, the type and level of technology spending by our clients and by our clients’ perception of the quality of our work. Our ability to generate new business is also indirectly and increasingly influenced by our clients’ perceptions of our ability to manage our ongoing issues surrounding our financial accounting, internal controls and SEC reporting capabilities.

Our gross profit is predominantly a function of the factors affecting revenue mentioned above and how well we manage our costs of services. The primary components of our costs of services include professional compensation and other direct contract expenses. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including the vesting of RSUs, tax equalization for employees on foreign and long-term domestic assignments and costs associated with reductions in workforce). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software, and costs of subcontractors. If we are unable to adequately control or estimate these costs, or properly anticipate the sizes of our client service and support staff, our profitability will suffer.

Our operating profit reflects our revenue less costs of services and certain additional items that include, primarily, selling, general and administrative (“SG&A”) expenses, which include costs related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force, and other expenses related to managing and growing our business. Write-downs in the carrying value of goodwill and amortization of intangible assets have also reduced our operating profit.

Our operating cash flow is predominantly a function of the factors affecting gross profits mentioned above and our ability to manage our receivables and payables and efficiently manage our sources of capital and use of these various sources of capital.

  Key Performance Indicators

In evaluating our financial condition and operating performance, we focus on the following key performance indicators: bookings, revenue growth, operating margin (gross profit as a percentage of revenue), utilization, days sales outstanding, free cash flow and attrition.

•	Bookings. We believe that information regarding our new contract bookings provides useful trend information regarding how the volume of our new business changes over time. Information regarding our new bookings should not be compared to, or substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations. These amounts represent our estimate at contract signing of the net revenue expected over the term of that contract and involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported. Bookings do not include potential revenue that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under contracts that are subject to client discretion. Although our level of bookings provides some an indication of how our business is performing, we do not characterize our bookings, or our engagement contracts associated with new bookings, as backlog because our engagements generally can be cancelled or terminated on short notice or without notice.

•	Revenue Growth. Unlike bookings, which provide only a general sense of future expectations, period-over-period comparisons of revenue provide a meaningful depiction of how successful we have been in growing our business over time.

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control costs. Analysis of the various cost elements, including foreign currency translation adjustments and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in executing our business model. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs.

•	Utilization. Utilization represents the percentage of time our consultants are performing work that is chargeable to a client, and is defined as total hours charged to client engagements divided by total available hours for any specific time period. In 2006, we modified the calculation to include the available hours of employees working on non-chargeable internal projects that had a general relationship to client matters, which will have the effect of lowering our reported utilization figure by an insignificant amount. We also plan to further modify this calculation in 2006 by excluding the holiday and paid vacation time for our employees from the available hours figure. This will have the effect of raising the utilization rate but will make our reporting of this metric more consistent with how we believe our industry peer group measures utilization.

•	Days Sales Outstanding (“DSO”). DSO is an operational metric that approximates the amount of earned revenue that remains unpaid by clients at a given time. DSOs are derived by dividing the sum of our outstanding accounts receivable and unbilled revenue, less deferred revenue, by our average net revenue per day. “Average net revenue per day” is determined by dividing total net revenue for the most recently ended trailing twelve-month period divided by 365.

•	Free Cash Flow. Free cash flow is calculated by subtracting purchases of property and equipment from cash provided by operating activities. We believe free cash flow is a useful measure because it allows better understanding and assessment of our ability to meet debt service requirements and the amount of recurring cash generated from operations after expenditures for fixed assets. Free cash flow does not represent the Company’s residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with GAAP is net cash provided by operating activities.

•	Attrition. Attrition, or voluntary total employee turnover, is calculated by dividing the number of our employees who have chosen to leave the Company within a certain period by the total average number of all employees during that same period. Previously, we had provided attrition figures for our billable employees and did not take into account our non-consultant employees. Starting in 2006, we intend to provide attrition figures for all of our employees, which we believe provides metrics that are more compatible with, and comparable to, those of our competitors.

Readers should understand that each of the performance indicators identified above are utilized by many companies in our industry and by those who follow our industry. There are no uniform standards or requirements for computing these performance indicators, and, consequently, our computations of these amounts may not be comparable to those of our competitors.

Fiscal 2005 Highlights

In fiscal 2005, we continued to face many of the challenges that negatively affected our performance in fiscal 2004. While our core business delivered results generally consistent with fiscal 2004 and we achieved success in addressing some challenges, much remains to be done, particularly with respect to the process, training and system issues related to financial accounting for our North American operations and the remediation of material weaknesses in our internal controls.

•	New contract bookings for fiscal 2005 were $3,130.7 million, a slight increase over new contract bookings of $3,105.6 million for fiscal 2004. New contract bookings increased in all three industry groups in North America, driven primarily by strong bookings in our Financial Services industry group, which offset decreased bookings in the EMEA, Asia Pacific and Latin America regions. New contract bookings for the nine months ended September 30, 2006 were approximately $2,429.2 million, compared with new contract bookings of $2,428.3 million for the nine months ended September 30, 2005.

•	Our revenue for fiscal 2005 was $3,388.9 million, representing an increase of $13.1 million, or 0.4%, over fiscal 2004 revenue of $3,375.8 million.

•	Our gross profit for fiscal 2005 was $358.0 million compared to $547.5 million for fiscal 2004. Gross profit as a percentage of revenue decreased to 10.6% during fiscal 2005 from 16.2% during fiscal 2004. This decrease was primarily attributable to compensation expense of $76.2 million related to the vesting of certain restricted stock units and a $113.3 million loss recognized on the HT Contract, each of which is described below.

•	We have a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which we were engaged to design, build and operate various information technology systems for the client. We incurred losses of $113.3 million under this contract in fiscal 2005. The HT Contract has experienced delays in its build and deployment phases and contractual milestones have been missed. The client has alleged that we are responsible under the HT Contract to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. We believe the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted our ability to perform, thereby causing us to incur significant damages. We also believe the terms of the HT Contract limit the client’s ability to recover certain of their claimed damages. We are negotiating with the client to resolve these issues, apportion financial responsibility for these costs and alleged damages, and transition remaining work under the HT Contract to others, as requested by the client. During these negotiations, we are maintaining all of our options, including disputing the client’s claims and asserting our own claims in litigation. At this time we cannot predict the likelihood that we will be able to resolve this dispute or the outcome of any litigation that might ensue if we are unable to resolve the dispute. Even if resolved, we could incur substantial additional losses under the HT Contract or agree to pay additional amounts to facilitate termination of the HT Contract. The incurrence of additional losses or the payment of additional amounts to the client could materially and adversely affect our profitability, results of operations or cash flow over the near term.

•	For fiscal 2005, all of the material weaknesses in our internal control over financial reporting cited for fiscal 2004 remain. For information on the developments and progress made in fiscal 2005, please see Item 9A, “Controls and Procedures—Remediation of Material Weaknesses in Internal Control over Financing Reporting.”

•	We incurred selling, general and administrative expenses of $750.9 million in 2005, primarily attributable to our Finance & Accounting department. The primary contributor for the increase in this amount over fiscal 2004 were costs for sub-contracted labor and other costs directly related to the issuance of our financial statements for fiscal years 2004 and 2005.

•	Due to the continuing material weaknesses in our internal control over financial reporting, we continue to experience significant delays in completing our consolidated financial statements and filing periodic reports with the SEC on a timely basis. Consequently, we continue to devote substantial additional internal and external resources, and incur significantly higher than expected fees for audit services, in connection with completing our consolidated financial statements and restating our consolidated financial statements for prior years. During fiscal 2005, we incurred external costs related to these efforts of approximately $94.6 million, compared to approximately $30.0 million for fiscal 2004. We expect our costs for fiscal 2006 (through December 31, 2006) related to these efforts to be approximately $127.4 million.

•	In fiscal 2005, we realized a net loss of $721.6 million, or a loss of $3.59 per share, compared to a net loss of $546.2 million, or a loss of $2.77 per share, in fiscal 2004. Included in our results for fiscal 2005 were a $166.4 million goodwill impairment charge, $113.3 million of operating losses related to the HT Contract, $81.8 million of non-cash compensation expense related to the vesting of RSUs, a $55.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $29.6 million of lease and facilities restructuring charges.

•	During fiscal 2005, we benefited from the continued improvement of key economic conditions in North America and increased spending on consulting services in strategically important markets, particularly within our Public Services and Financial Services industry groups. We also saw stabilization and/or improvement in key economic indicators in our international markets as well, particularly in Europe.

•	Utilization for fiscal 2005 was 67.7%, as compared with 67.4% in fiscal 2004. We believe that utilization levels in fiscal 2005 were affected, in part, by the demands placed on many of our consulting professionals to assist in preparing contracts to determine appropriate revenue recognition in light of the Company’s material weaknesses relating to revenue recognition processes. Utilization for the nine months ended September 30, 2006 (based on the same method of calculation utilized for fiscal 2005) was 68.6%.

•	In partial response to lower utilization rates, we rebalanced our workforce and recorded $33.4 million in charges for severance and termination benefits.

•	At December 31, 2005, our DSOs stood at 94 days, representing a decrease of 9 days, or 9%, from our DSOs at December 31, 2004. Given our ongoing systems issues related to financial accounting for our North American operations, we are currently unable to calculate DSOs for dates later than December 31, 2005. We continue to focus on this metric during 2006 as we believe we are at a DSO level that is higher than the industry average, resulting in a suboptimal use of our cash.

•	Free cash flow for fiscal 2005 was ($153.9) million. Net cash used in operating activities in fiscal 2005 was ($113.1) million. Purchases of property and equipment in 2005 were ($40.8) million. When this amount is subtracted from net cash used in operating activities, the result is ($153.9) million, which is free cash flow. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with GAAP is net cash provided by (used in) operating activities. Given our ongoing systems issues related to financial accounting for our North American operations, we currently are unable to calculate free cash flow for dates later than December 31, 2005. We expect our operating activities to use, rather than provide a source of, cash in fiscal 2006. We have also budgeted up to $65 million for purchases of property and equipment in fiscal 2006 which, if utilized, will place further demands on our cash. Our estimated cash balance (net of float) as of September 30, 2006 was approximately $274 million, which includes approximately $23 million of accumulated contributions under the ESPP.

•	In 2005, we made great efforts to retain our best people in the face of the turbulence surrounding the restatement of certain of our prior years’ financial statements, publicity regarding changes in our management, issues surrounding our financial reporting and material weaknesses in our internal controls. During fiscal 2005, we granted approximately 13.4 million Retention RSUs (net of forfeitures) under our LTIP to our managing directors and other key employees. These grants were made to better align the interests of these employees with our shareholders and to enhance the retention of our managing directors. In fiscal 2005 we recorded non-cash stock compensation expense of $81.8 million related to the vesting of Retention RSUs, which significantly impacted both our gross profit and operating income for that fiscal year. For more information on these programs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 12, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements.

•	As of December 31, 2005, we had approximately 17,600 full-time employees, including approximately 15,400 consulting professionals, which represented an increase in our billable headcount of approximately 5.5% over fiscal 2004. As of September 30, 2006, we had approximately 17,400 full-time employees, including approximately 15,300 consulting professionals.

•	Our voluntary, annualized attrition rate for fiscal 2005 was 25.3%, compared to 21.6% for fiscal 2004. We believe that attrition levels in fiscal 2005 were affected, in part, by the demands placed on many of our consulting professionals to assist in preparing contracts for review in connection with our financial closing process. While we expect the volume of these demands to decrease in fiscal

2006, we need to improve how we support this effort without placing undue burdens on our consulting professionals. Our voluntary, annualized attrition rate for the nine months ended September 30, 2006 was 26.7%.

•	Since February 2005, our management team has been significantly restructured, with 11 of 16 members having been replaced, including the Chief Executive Officer, Chief Financial Officer and General Counsel.

•	In a highly competitive market, we believe client satisfaction is an important indicator of a company’s ability to sustain strong relationships with key accounts. Each year, Forrester Research, Inc. conducts a survey of end users regarding their IT services buying plans, including client satisfaction. In Forrester’s July 2005 IT Services Scorecard for U.S. business and IT decision-makers, we led in terms of customer satisfaction among the 11 consulting and systems integration firms mentioned with a score of 3.07 (based on a scale of 1 to 4). In its May 2006 report, we continued to score positively with the end users of IT services with a score of 3.00.

•	In May 2006, the U.S. Defense Contract Audit Agency (“DCAA”) issued a report on its audit of our control environment and overall accounting systems controls, which audit began in fiscal 2005. The DCAA report concluded that our accounting system was “inadequate in part,” meaning that our system is adequate for government contracting, with the exception of certain items known as “condition statements.” The DCAA report contained four condition statements, the most material of which related to our failure to timely file our periodic reports with the SEC. The remaining three condition statements have been significantly or completely remediated. DCAA audits are periodic and ongoing. We expect that after the filing of this Annual Report on Form 10-K, the DCAA will audit our controls again and review the previously cited condition statements.

•	During fiscal 2005, we completed a number of private securities offerings in an effort to improve our overall liquidity. We issued an additional $25.0 million aggregate principal amount of our Series A Debentures and $25.0 million aggregate principal amount of our Series B Debentures. We also issued an aggregate principal amount of $200.0 million of our April 2005 Senior Debentures and an aggregate principal amount of $40.0 million of our July 2005 Senior Debentures. In total, we received approximately $280.3 million in net proceeds from all of these offerings. For additional information regarding our debt restructuring, see “—Liquidity and Capital Resources” and Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements.

•	On October 6, 2006, Moody’s downgraded our corporate family rating to B2 from B1 and the ratings for two of our subordinated convertible bonds series to B3 from B2, and placed our ratings on review for further downgrade. Separately, on April 22, 2005, Standard & Poor’s downgraded our senior unsecured rating to B− from BB with negative implications. These downgrades by Moody’s and Standard & Poor’s followed downgrades by each of the rating agencies on December 15, 2004 and March 18 and 21, 2005.

Principal Business Goals and Challenges for 2006 and Beyond

Our principal business goals and challenges for 2006 and beyond are focused on resolving the issues related to our financial reporting and processes, strengthening our business model, addressing human resources issues and strengthening our existing compliance framework.

Financial Reporting and Processes. Our top priorities with respect to financial reporting and process issues have been to resolve the process, training and system issues related to financial accounting for our North America operations and to focus on the remediation of material weaknesses in our internal controls identified as part of management’s review and evaluation of internal control over financial reporting. Successful resolution of these issues will help us to file our periodic reports with the SEC on a timely basis, including Form 10-K and Forms 10-Q. In addition, we expect that the resolution of these issues will improve our billings and cash collections procedures and result in improved cash flow. Notwithstanding our efforts to accelerate the pace of development work needed to globalize our financial reporting systems, we currently do not anticipate becoming fully current in our periodic filings with the SEC before late spring of 2007, at the earliest.

Because the financial systems in each of our geographic regions operate on their own IT platforms, we will be making significant investments in fiscal years 2006 and 2007 to more closely integrate these systems and to reduce future SG&A costs. Given the time necessary to analyze various alternatives and implement a solution, significant additional costs related to the transformation of our financial reporting systems likely will be required through fiscal 2008. We currently expect these additional costs to be in the range of $10-$12 million in fiscal 2006 with an additional $25-$30 million to follow in 2007. Our goal continues to be to establish and maintain adequate internal controls over our financial reporting; however, our challenges remain significant and we cannot be certain this goal will be achieved.

During the fourth quarter of fiscal 2005 we began to implement, and throughout fiscal 2006 the Company deployed, a significant Program Control function, currently consisting of approximately 200 professionals, designed to support the completeness and accuracy of project accounting details in North America. This function is designed to build effective financial controls into the lifecycle of a contract supporting the timely assembly and review of revenue, engagement close out and other contract cost elements as part of our daily operations. The success of this function will depend on a number of factors, including our ability to attract and retain qualified finance professionals, the implementation of an effective control environment over client contract accounting and the development of financial systems to support the function.

Strengthen our Business Model. We must continuously seek to strengthen our business model in order to improve our competitive position and financial results. Our actions in fiscal 2006 will continue to include:

•	Improving our service offerings and go-to-market strategy. We will continue to increase our investment in the development of superior solutions and insights, while working to improve our relationships with more senior and influential decision makers. In fiscal 2005, we established the BearingPoint Institute for Executive Insight to advance our thought leadership and facilitate the development of premium, higher-margin services. In fiscal 2006, we have started focusing our efforts and our resources devoted to developing, capturing and protecting re-usable intellectual property, methodologies and tools in a more disciplined fashion that will bring more value to our clients and increase our earnings from these important assets.

•	Focusing on reducing our DSOs and improving operating cash flow. In order to achieve a meaningful reduction in DSOs, we have focused on this metric at all leadership levels of the Company and are working to increase the functionality of and training on financial systems to aid in the prompt generation of client invoices and account aging schedules. We have also modified the compensation structure of our senior managers and managing directors to include DSOs as a measure of performance. Reducing DSOs will improve our operating cash flow which will help to improve our credit rating, reduce our reliance on external borrowings and, potentially, increase our capacity to obtain performance and surety bonds and letters of credit needed to support our state and local contracting practices within our Public Services industry group. Given our ongoing systems issues related to financial accounting for our North American operations, we are currently unable to compute DSOs for dates later than December 31, 2005. Recognizing that our DSO levels are higher than industry averages, each of our business units has assembled teams of senior personnel who will specifically focus on accelerating the collection of each business unit’s largest outstanding client balances in an effort to further reduce our DSOs for fiscal 2006.

•	Improving engagement profitability. Early in fiscal 2005, we conducted a comprehensive portfolio review to assess the profitability of our services across our global business. Based on the results of this work, in fiscal 2006:

•	We are increasing our focus on projects that are larger and more profitable in nature and standardizing our approach to smaller projects so as to either increase their profitability or avoid adding them to our portfolio. Winning larger, more complex projects generally requires more business development costs and time. In the near-term, our interest in pursuing more larger, complex projects and relatively fewer smaller ones could impact our utilization and selling, general and administrative expenses.

•	We are continuing efforts, begun in fiscal 2005, to reduce our presence and/or rationalize our operations in certain non-core and under-performing business areas.

•	We are devoting significant attention to developing clear and specific operations procedures to be utilized within our industry groups and reinforcing deal review procedures to review significant proposals and contracts for a number of factors, including profitability and engagement risk.

•	Improving the management of projects and reducing the cost of delivery. We are leveraging our workforce more effectively by improving the managing director to staff ratio on projects, while increasing the use of lower cost resources both offshore (China and India) and domestically (Hattiesburg, Mississippi) to support engagement work. We are implementing stricter criteria concerning the use of subcontractors in an effort to reduce our use of subcontractors and drive greater utilization of internal resources.

•	Reducing the cost and improving the quality of our corporate services. In an effort to reduce our SG&A costs and improve service levels, in fiscal 2005 we launched a comprehensive review of all corporate services, including our finance support, real estate and occupancy, information technology, human resources, marketing and other functions. We are aggressively exploring cost reduction opportunities to move non-core administrative activities offshore, and we continue to make progress against our previously announced office space reduction program in order to reduce real estate costs. In early fiscal 2005, we essentially completed the transition of infrastructure and support services that were provided by KPMG. See Note 11, “Commitments and Contingencies,” and Note 14, “Related Party Transactions,” of the Notes to Consolidated Financial Statements.

Human Resources. It is imperative that we continue efforts to improve the quality of our management and to enhance the attractiveness of career opportunities at BearingPoint while addressing supply and demand imbalances in various business areas and geographies that continue to contribute to sub-optimal financial performance.

People Initiatives

•	We are taking actions to raise the quality of our managing directors and are implementing a new compensation structure tied to new metrics to better evaluate managing director performance and to link rewards and advancement to accountability and corporate performance. Historically, our business model has rewarded revenue growth and utilization rather than profitability and we believe we must change this approach if we are to be successful, particularly among our managing directors.

•	We want to continue to encourage non-managing director employee stock ownership and raise our levels of employee ownership to more appropriately align the interests of our employees with those of our shareholders. Our inability to issue freely tradable shares of our common stock under our ESPP continues to hinder these goals. However, we estimate that issuances of RSUs in fiscal years 2005 and 2006 will eventually raise the levels of employee ownership from approximately 2% to approximately 13% of our total shares outstanding when and if all of these RSUs vest. During fiscal 2006, we granted approximately 6.9 million RSUs (net of forfeitures). However, the near-term value of our equity incentives remains uncertain, as we have not settled any RSUs or completed any stock purchases under our ESPP and will not, until we are current in our SEC filings. As of September 30, 2006, we had only 9.9 million shares remaining available for award under our LTIP. Upon reaching that limit, we will be unable to make further equity awards until we have first obtained the consent of our shareholders at an annual meeting of our shareholders. For more information on these RSU grants and our “BE an Owner” program, see “Business—Employees.”

Structural Challenges

•	We learned, through a comprehensive review of corporate services and project management initiatives conducted in fiscal 2005, that we must become more efficient and coordinated in our efforts to recruit, train and utilize our professional services staff. Historically, we have faced challenges associated with transitioning employees from completed projects to new engagements, forecasting demand for our services, maintaining an appropriately balanced and sized workforce, and managing attrition. Our current staffing and, hence, recruiting efforts are managed on an industry group basis. We must continue to focus on improving both the processes and systems surrounding recruiting individuals with the right skill sets and globally staffing client engagements in the most efficient manner. We are beginning to implement firm-wide systems and procedures to provide better and more accurate knowledge of the demand for our skills and our ability to recruit and staff this demand efficiently by more closely aligning our senior personnel worldwide with our three industry-

specific industry groups. When combined with more robust training opportunities and venues for our employees, a goal we have established for fiscal 2007, we hope these efforts will improve both our utilization and workforce retention levels.

•	While we have made significant progress in more efficiently restructuring the composition of our employee workforce and delivery models, we must expand these efforts beyond 2006 to cover our operations in the Asia Pacific and EMEA regions. The speed with which we can complete these efforts will be affected by the existence of rigid labor and employment law regimes, particularly in several significant European markets.

Strengthen Our Compliance Framework. In fiscal 2005, our Board of Directors commissioned management to inventory and coordinate all of its existing corporate policies and procedures. In response to this directive, we formed a Policies and Procedures Program Management Office (“PMO”). The PMO was created to achieve three objectives: (1) establish clear authorship and ownership of global policies and procedures; (2) establish a central repository of documents that would facilitate and enhance policies and procedures accessibility to our employees globally; and (3) create a tool/method for, and manage the process of, creating new and revising existing documents.

In the first half of 2006, we hired a new General Counsel and Chief Compliance Officer, each with significant prior regulatory and compliance experience. Under the direction of the General Counsel, outside counsel was retained to conduct an extensive audit of the state of the significant corporate-level and government contracting-related policies that we have in place. In 2006, we expect to expend additional funds and resources to execute on the findings of this audit, which will include restructuring and centralizing our compliance efforts under our Chief Compliance Officer. The Chief Compliance Officer will report to our General Counsel during this development phase, and focus on creating a more extensive, uniform, global approach to monitoring, reporting and remediating any shortcomings or infractions of critical corporate compliance policies and procedures. These efforts are in addition to, and not in lieu of, our work towards improving our internal control over financial reporting.

Segments

Our reportable segments for fiscal 2005 consist of our three North America industry groups (Public Services, Commercial Services, and Financial Services), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Revenue and gross profit information about our segments are presented below, starting with each of our industry groups and then with each of our three international regions (in order of size).

Our chief operating decision maker, the Chief Executive Officer, evaluates performance and allocates resources among the segments. Accounting policies of our segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 17, “Segment Information,” of the Notes to Consolidated Financial Statements. During fiscal 2005, we combined our Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group. Beginning in 2007, we intend to begin transitioning our business to a more integrated, global delivery model.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Our revenue for fiscal 2005 was $3,388.9 million, an increase of $13.1 million, or 0.4%, over fiscal 2004 revenue of $3,375.8 million. The following tables present certain revenue information and performance metrics for each of our reportable segments during fiscal years 2005 and 2004. Amounts are in thousands, except percentages. For additional geographical revenue information, please see Note 17, “Segment Information,” of the Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2005	2004	$ Change	% Change

Revenue
Public Services	$1,293,390	$1,343,670	$(50,280)	(3.7%)
Commercial Services	663,797	654,022	9,775	1.5%
Financial Services	379,592	326,452	53,140	16.3%
EMEA	662,020	642,686	19,334	3.0%
Asia Pacific	312,190	328,338	(16,148)	(4.9%)
Latin America	75,664	79,302	(3,638)	(4.6%)
Corporate/Other	2,247	1,312	935	n/m

Total	$3,388,900	$3,375,782	$13,118	0.4%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total

Revenue
Public Services	0.0%	(3.7%)	(3.7%)
Commercial Services	0.0%	1.5%	1.5%
Financial Services	0.0%	16.3%	16.3%
EMEA	0.1%	2.9%	3.0%
Asia Pacific	1.1%	(6.0%)	(4.9%)
Latin America	12.9%	(17.5%)	(4.6%)
Corporate/Other	n/m	n/m	n/m
Total	0.4%	0.0%	0.4%

n/m = not meaningful

•	Public Services revenue decreased in fiscal 2005, primarily attributable to expected reductions of $33.8 million in revenue derived from our subcontractors and resales of procured materials (which we must bill our clients, thereby increasing our revenue) and revenue reductions of $10.0 million associated with two loss contracts, both of which more than offset increases in headcount and chargeable hours resulting from our expanding use of employees at lower average bill rates.

•	Commercial Services revenue increased in fiscal 2005, primarily driven by revenue growth with transportation clients and a significant contract with Hawaiian Telcom Communications, Inc., which was partially offset by revenue declines from certain of our clients in the manufacturing and high-tech industries.

•	Financial Services revenue increased in fiscal 2005, primarily due to revenue growth in all sectors, with especially strong growth in the Insurance and Global Market sectors. Revenue growth was principally due to an increase in demand for our services. Our average billing rates improved slightly year-over-year, as our ability to obtain higher rates per hour on certain of our market offerings offset the increasing use of lower-priced offshore personnel as a component of our overall pricing model.

•	EMEA revenue increased in fiscal 2005, primarily due to combined revenue growth in France and the United Kingdom of $53.6 million, partially offset by a $29.8 million revenue decline in Germany. Our business in France experienced a significant shift into systems integration work, while revenue growth in the United Kingdom was driven by our continued expansion in that region. Revenue for Germany declined as a result of decreasing utilization caused by continued deterioration of market conditions in Germany which, consequently, led us to lower billable headcount.

•	Asia Pacific revenue decreased in fiscal 2005, driven primarily by decreasing demand for services in Japan and China and the planned elimination of subcontractor usage in the region, which more than offset the improved billing rates achieved across the region in fiscal 2005 due to significantly lower revenue write-offs during the year. Limited opportunities in Japan and China led to significant staff reductions and lower utilization rates in those countries.

•	Latin America revenue increased in fiscal 2005, primarily as a function of the weakening of the U.S. dollar against local currencies in Latin America (particularly the Brazilian Real). The combined impact of these foreign currency fluctuations and modest revenue growth in Brazil offset significant declines in revenue in all other countries in which we operate in the region.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.

Gross Profit. During fiscal 2005, our revenue increased $13.1 million and total costs of service increased $202.7 million when compared to fiscal 2004, resulting in a decrease in gross profit of $189.5 million, or 34.6%. Gross profit as a percentage of revenue decreased to 10.6% for fiscal 2005 from 16.2% for fiscal 2004. The change in gross profit for fiscal 2005 compared to fiscal 2004 resulted primarily from the following:

•	Professional compensation expense increased as a percentage of revenue to 52.2% for fiscal 2005, compared to 45.4% for fiscal 2004. We experienced a net increase in professional compensation expense of $238.0 million, or 15.5%, to $1,770.4 million for fiscal 2005 from $1,532.4 million for fiscal 2004. The increase in professional compensation expense was primarily the result of hiring additional billable employees in response to overall market demand for our services. Additionally, $74.9 million of this amount was related to the vesting of Retention RSUs.

•	Other direct contract expenses decreased as a percentage of revenue to 28.7% for fiscal 2005 compared to 29.4% for fiscal 2004. We experienced a net decrease in other direct contract expenses of $18.7 million, or 1.9%, to $972.8 million for fiscal 2005 from $991.5 million for fiscal 2004. The change was driven primarily by reduced subcontractor expenses as a result of the increased use of internal resources.

•	Other costs of service as a percentage of revenue decreased to 7.6% for fiscal 2005 from 8.7% for fiscal 2004. We experienced a net decrease in other costs of service of $34.5 million, or 11.8%, to $258.1 million for fiscal 2005 from $292.6 million for fiscal 2004. The decrease in fiscal 2005 from fiscal 2004 was primarily due to the settlement costs of $36.9 million involving or related to certain legal actions involving Peregrine Systems, Inc. (see Item 3, “Legal Proceedings,”) included in our fiscal 2004 results.

•	In fiscal 2005 we recorded, within the Corporate/Other operating segment, a charge of $29.6 million for lease and facilities restructuring costs, compared to an $11.7 million charge for lease and facilities restructuring costs in fiscal 2004. These costs for fiscal 2005 related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions.

Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for fiscal years 2005 and 2004. Amounts are in thousands, except percentages.

	Year Ended December 31,
	2005	2004	$ Change	% Change

Gross Profit
Public Services	$238,904	$290,582	$(51,678)	(17.8%)
Commercial Services	(11,142)	129,784	(140,926)	(108.6%)
Financial Services	110,602	101,075	9,527	9.4%
EMEA	87,702	96,236	(8,534)	(8.9%)
Asia Pacific	53,636	31,063	22,573	72.7%
Latin America	4,321	13,454	(9,133)	(67.9%)
Corporate/Other	(126,031)	(114,670)	(11,361)	n/m

Total	$357,992	$547,524	$(189,532)	(34.6%)

	Year Ended December 31,
	2005	2004

Gross Profit as a % of revenue
Public Services	18.5%	21.6%
Commercial Services	(1.7%)	19.8%
Financial Services	29.1%	31.0%
EMEA	13.2%	15.0%
Asia Pacific	17.2%	9.5%
Latin America	5.7%	17.0%
Corporate/Other	n/m	n/m
Total	10.6%	16.2%

n/m = not meaningful

Changes in gross profit by segment were as follows:

•	Public Services gross profit decreased in fiscal 2005, in large measure due to a $97.9 million increase in compensation expense (including non-cash compensation expense of $25.5 million relating to the vesting of Retention RSUs) and the $50.3 million reduction in gross revenue, which on a combined basis, more than offset significant reductions of $65.7 million in other direct contract expenses and $30.8 million in other costs of services.

•	Commercial Services gross profit decreased in fiscal 2005, as significantly higher gross revenue was eroded by significant cost overruns and loss accruals, most notably $113.3 million on the previously described HT Contract, which included increases in subcontractor expense accruals and hardware and software purchases that collectively increased our other direct contract expenses by $66.6 million which are substantially not recoverable. Significant increases in compensation expense, including non-cash compensation expense relating to the vesting of Retention RSUs, also contributed to the decrease in gross profit.

•	Financial Services gross profit increased in fiscal 2005, as higher revenue across all sectors more than offset significant incremental increases in compensation expense related to a substantial increase in headcount, non-cash compensation expense relating to the vesting of Retention RSUs ($7.5 million) and additional cash bonuses ($3.0 million).

•	EMEA gross profit decreased in fiscal 2005, as incremental increases in compensation expense due to severance costs associated with workforce realignments in Germany, France and Spain ($27.0 million) and non-cash compensation expense related to the vesting of the Retention RSUs ($13.8 million) more than offset increases in revenue.

•	Asia Pacific gross profit increased substantially in fiscal 2005, despite a decrease in revenue due, in large measure, to significant demonstrated improvements in cost management and realization of contract revenue.

•	Latin America gross profit decreased in fiscal 2005, as increases in other direct contract expenses and compensation expense attributable to fringe benefits, non-cash compensation expense related to Retention RSUs and workforce realignments offset modest revenue growth in the region.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in fiscal 2005 primarily due to the lease and facilities restructuring charges discussed above.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $1.2 million to $2.3 million for fiscal 2005 from $3.5 million for fiscal 2004.

Goodwill Impairment Charges. In fiscal years 2005 and 2004, goodwill impairment losses of $166.4 million and $397.1 million, respectively, were recognized. For fiscal 2005, it was determined that the carrying amount of our EMEA and Commercial Services segments goodwill exceeded the implied fair value of that goodwill by $102.2 million and $64.2 million, respectively. Similarly, in fiscal 2004, the EMEA segment’s carrying value of goodwill was adjusted downward by $397.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $109.7 million, or 17.1%, to $750.9 million for fiscal 2005 from $641.2 million for fiscal 2004. Selling, general and administrative expenses as a percentage of gross revenue increased to 22.2% for fiscal 2005 from 19.0% for fiscal 2004. The increase was primarily due to significant costs for sub-contracted labor and other costs directly related to the financial closing process for fiscal 2005. We expect to incur expenses in fiscal years 2006 and 2007 relating to the preparation of our Consolidated Financial Statements for 2005 and 2006 to remain at this higher than historical level.

Interest Income. Interest income was $9.0 million and $1.4 million in fiscal years 2005 and 2004, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money-markets during fiscal 2005 as compared to fiscal 2004.

Interest Expense. Interest expense was $33.4 million and $18.7 million in fiscal years 2005 and 2004, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in fiscal 2005 as compared to fiscal 2004.

Loss on Early Extinguishment of Debt. We did not have a loss on early extinguishment of debt during fiscal 2005. In December 2004, we recorded a loss on early extinguishment of debt of $22.6 million related to the make whole premium, unamortized debt issuance costs and fees that were paid in connection with the early extinguishment of $220.0 million of our senior notes.

Other Expense, net. Other expense, net was $13.6 million and $0.4 million in fiscal years 2005 and 2004, respectively. The balances in each period primarily consist of realized foreign currency exchanges losses.

Income Tax Expense. We incurred income tax expense of $122.1 million in fiscal 2005 and an income tax expense of $11.8 million in fiscal 2004. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of (20.4)% and (2.2)% for fiscal years 2005 and 2004, respectively, and the U.S. Federal statutory income tax rate are the nondeductible goodwill impairment charge of $118.5 million and $385.9 million; nondeductible meals and entertainment expense of $19.6 million and $19.2 million; increase to deferred tax asset valuation allowance of $223.0 million and $24.8 million; state and local income taxes of $(12.7) million and $(8.2) million; impact of foreign recapitalization of $82.0 and $54.8 million; foreign taxes of $13.7 million and $(1.0); income tax reserves of $18.6 million and $7.9 million and other nondeductible items of $8.2 million and $26.3 million, respectively.

Net Income (Loss). For fiscal 2005, we incurred a net loss of $721.6 million, or a loss of $3.59 per share. Included in our results for fiscal 2005 were a $166.4 million goodwill impairment charge, $113.3 million of operating losses related to the HT Contract, $81.8 million of non-cash compensation expense related to the vesting of Retention RSUs, a $55.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $29.6 million of lease and facilities restructuring charges. For fiscal 2004, we incurred a net loss of $546.2 million, or a loss of $2.77 per share. Included in our results for fiscal 2004 are a $397.1 million goodwill impairment charge, $51.4 million for certain litigation settlement charges and $11.7 million of lease and facilities restructuring charges.

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended June 30, 2003

Revenue. Our revenue for fiscal 2004 was $3,375.8 million, an increase of $217.9 million, or 6.9%, over fiscal 2003 revenue of $3,157.9 million. The following tables present certain revenue information and performance metrics for each of our reportable segments during fiscal years 2004 and 2003. Amounts are in thousands, except percentages. For additional geographical revenue information, please see Note 17, “Segment Information,” of the Notes to Consolidated Financial Statements.

	Year Ended	Year Ended
	December 31,	June 30,
	2004	2003	$ Change	% Change

Revenue
Public Services	$1,343,670	$1,099,619	$244,051	22.2%
Commercial Services	654,022	887,527	(233,505)	(26.3%)
Financial Services	326,452	240,791	85,661	35.6%
EMEA	642,686	567,880	74,806	13.2%
Asia Pacific	328,338	291,353	36,985	12.7%
Latin America	79,302	72,335	6,967	9.6%
Corporate/Other	1,312	(1,607)	2,919	n/m

Total	$3,375,782	$3,157,898	$217,884	6.9%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total

Revenue
Public Services	0.0%	22.2%	22.2%
Commercial Services	0.0%	(26.3%)	(26.3%)
Financial Services	0.0%	35.6%	35.6%
EMEA	17.8%	(4.6%)	13.2%
Asia Pacific	12.3%	0.4%	12.7%
Latin America	4.6%	5.0%	9.6%
Corporate/Other	n/m	n/m	n/m
Total	4.4%	2.5%	6.9%

n/m = not meaningful

•	Public Services revenue increased in fiscal 2004, predominantly as a result of growth in the U.S. Federal business sector, driven by success on international engagements. Overall, our Public Services business unit experienced an increased demand for our services, despite client-driven and competitor-driven pricing pressures.

•	Commercial Services revenue decreased in fiscal 2004, primarily as result of the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act, a decline in technology spending, and increased pricing pressures.

•	Financial Services revenue increased in fiscal 2004, principally due to an increase in demand for our services, despite pricing pressures and a change in the business mix toward more technology-driven projects.

•	EMEA revenue increased in fiscal 2004, primarily as a result of the favorable impact of the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar. Local currency revenue growth suffered due to overcapacity in the marketplace and write-offs related to loss contracts.

•	Asia Pacific revenue increased in fiscal 2004, primarily as a result of the favorable impact of the strengthening of foreign currencies (primarily the Japanese Yen) against the U.S. dollar. Local currency revenue growth was flat, due to a number of fixed fee engagements that involved greater time and effort to deliver under our contractual arrangements than was initially planned.

•	Latin America revenue increased in fiscal 2004, primarily due to an increase in demand for our services, partially offset by market pressures lowering our average billing rates, primarily in Mexico and Brazil. In addition, Latin America revenue was affected favorably in fiscal 2004 by the strengthening of foreign currencies against the U.S. dollar.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.

Gross Profit. Gross profit was $547.5 million for fiscal 2004, a decrease of $156.2 million from fiscal 2003. Gross profit as a percentage of revenue decreased to 16.2% for fiscal 2004 from 22.3% for fiscal 2003. The change in gross profit for fiscal 2004 compared to fiscal 2003 resulted primarily from the following:

•	We experienced a net increase in professional compensation expense of $103.2 million to $1,532.4 million for fiscal 2004 from $1,429.2 million for fiscal 2003, in part as a result of an increase in headcount in response to overall market demand for our services.

•	We experienced a net increase in other direct contract expenses of $248.4 million to $991.5 million for fiscal 2004 from $743.1 million for fiscal 2003. This increase was mainly attributable to our increased use of subcontractors, particularly in the Public Services industry group and EMEA region.

•	We experienced a net increase in other costs of service of $28.0 million to $292.6 million for fiscal 2004 from $264.6 million for fiscal 2003. The increase in dollar terms was primarily attributable to an increase in costs associated with the overall growth of our business over the period, net of savings achieved from our office space reduction efforts.

•	During fiscal 2004, we recorded, within our Corporate/Other segment, a charge of $11.7 million for lease and facilities restructuring costs related to our previously announced reduction in office space, primarily within the North America, EMEA and Asia Pacific regions. During fiscal 2003, we recorded a $17.3 million charge for lease and facilities restructuring costs.

Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for fiscal years 2004 and 2003. Amounts are in thousands, except percentages.

	Year Ended	Year Ended
	December 31,	June 30,
	2004	2003	$ Change	% Change

Gross Profit
Public Services	$290,582	$348,187	$(57,605)	(16.5%)
Commercial Services	129,784	252,745	(122,961)	(48.7%)
Financial Services	101,075	68,625	32,450	47.3%
EMEA	96,236	109,279	(13,043)	(11.9%)
Asia Pacific	31,063	44,308	(13,245)	(29.9%)
Latin America	13,454	21,211	(7,757)	(36.6%)
Corporate/Other	(114,670)	(140,604)	25,934	n/m

Total	$547,524	$703,751	$(156,227)	(22.2%)

	Year Ended	Year Ended
	December 31,	June 30,
	2004	2003

Gross Profit as a % of revenue
Public Services	21.6%	31.7%
Commercial Services	19.8%	28.5%
Financial Services	31.0%	28.5%
EMEA	15.0%	19.2%
Asia Pacific	9.5%	15.2%
Latin America	17.0%	29.3%
Corporate/Other	n/m	n/m
Total	16.2%	22.3%

n/m = not meaningful

Changes in gross profit by segment were as follows:

•	Public Services gross profit decreased, principally due to the adverse impact of $35.9 million recorded in fiscal 2004 in connection with expected settlements of various matters involving or related to Peregrine Systems, Inc. (see Item 3, “Legal Proceedings,”) and, to a lesser extent, write-offs on loss contracts. In addition, the increase in other direct contract expenses, which includes subcontractors and materials procurement relating to specific contracts, negatively impacted gross profit margin. Gross profit also decreased due to an increase in professional compensation as a percentage of net revenue.

•	Financial Services gross profit increased, principally due to an increase in fiscal 2004 revenue of $85.7 million, or 35.6%, over fiscal 2003. In addition, other direct contract expenses decreased slightly to 17.0% as a percentage of revenue during fiscal 2004 from 18.0% as a percentage of revenue during fiscal 2003.

•	Commercial Services gross profit decreased, principally due to a decline in revenue of $233.5 million resulting primarily from challenging economic conditions during the first six months of fiscal 2004 coupled with the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act.

•	EMEA gross profit and gross profit decreased, primarily a result of an increase in professional compensation expense as a percentage of revenue in fiscal 2004 along with an increase in other direct contract expenses.

•	Asia Pacific gross profit decreased, primarily as a result of lower than expected revenue in fiscal 2004 due to a decrease in our average billing rates, coupled with increases in both other direct contract expenses and professional compensation expense. Other direct contract expenses and professional compensation expense increased, mainly due to the overall growth of our business throughout the region, which caused an increase in the use of subcontractors and overall headcount when compared to fiscal 2003.

•	Latin America gross profit decreased, primarily due to a decrease in revenue during fiscal 2004 resulting from increased market pressures impacting our billing rates in Mexico and Brazil, which was offset by a reduction in our use of subcontractors during the last six months of fiscal 2004.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $41.6 million to $3.5 million for fiscal 2004 from $45.1 million for fiscal 2003. This decrease in amortization expense primarily related to the fact that the majority of the value relating to order backlog, customer contracts and related customer relationships that were acquired during the six months ended December 31, 2002 was fully amortized by August 2003.

Goodwill Impairment Charge. In December 2004, a goodwill impairment loss of $397.1 million was recognized in the EMEA reporting unit as the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $91.1 million, or 16.6%, to $641.2 million for fiscal 2004 from $550.1 million for fiscal 2003. This increase was predominantly related to an increase in sales and infrastructure costs associated with the overall growth of our business during fiscal 2004 as well as higher expenses related to audit fees, Sarbanes-Oxley compliance and the continued build-out of our internal IT function. The increase was partially offset by savings related to the winding down of services provided under our transition services agreement with KPMG. Selling, general and administrative expenses as a percentage of gross revenue increased to 19.0% for fiscal 2004 compared to 17.4% for fiscal 2003.

Loss on Early Extinguishment of Debt. In December 2004, we recorded a loss on early extinguishment of debt of $22.6 million related to the make whole premium, unamortized debt issuance costs and fees that were paid in connection with the early extinguishment of $220.0 million aggregate principal amount of Senior Notes.

Income Tax Expense. We incurred income tax expense of $11.8 million and $65.3 million for fiscal years 2004 and 2003, respectively. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of (2.2)% and 66.7% for fiscal years 2004 and 2003, respectively, and the U.S. Federal statutory income tax rates were a nondeductible goodwill impairment charge of $385.9 million and $0 million; nondeductible meals and entertainment expense of $19.2 million and $16.1 million; an increase in deferred tax asset valuation allowance of $24.8 million and $15.7 million; state and local income taxes of $(8.2) million and $13.7 million; impact of foreign recapitalization of $54.8 million and $0 million; income tax reserves of $8.0 million and $6.0 million and other nondeductible items of $26.3 million and $7.4 million, respectively.

Net Income (Loss). For fiscal 2004, we incurred a net loss of $546.2 million, or a loss of $2.77 per share. Included in our results for fiscal 2004 are a $397.1 million goodwill impairment charge, $51.4 million for certain litigation settlement charges and $11.7 million of lease and facilities restructuring charges. For fiscal 2003, we realized net income of $32.7 million, or a gain of $0.18 per share. Included in our results for fiscal 2003 are $17.3 million of lease and facilities restructuring charges and $17.8 million related to workforce reductions.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Revenue. Our revenue for the six months ended December 31, 2003 was $1,522.5 million, a decrease of $27.8 million, or 1.8%, from revenue for the six months ended December 31, 2002 of $1,550.3 million. The following tables present certain revenue information and performance metrics for each of our reportable segments for the six months ended December 31, 2003 and the six months ended December 31, 2002. Amounts are in thousands, except percentages. For additional geographical revenue information related to the six months ended December 31, 2003, see Note 17, “Segment Information,” of the Notes to Consolidated Financial Statements.

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2003	2002	$ Change	% Change
Revenue
Public Services	$562,372	$540,048	$22,324	4.1%
Commercial Services	343,407	463,315	(119,908)	(25.9%)
Financial Services	118,528	118,199	329	0.3%
EMEA	288,994	271,023	17,971	6.6%
Asia Pacific	159,482	127,290	32,192	25.3%
Latin America	46,593	29,842	16,751	56.1%
Corporate/Other	3,127	546	2,581	n/m

Total	$1,522,503	$1,550,263	$(27,760)	(1.8%)

		Revenue growth
	Impact of currency	(decline), net of
	fluctuations	currency impact		Total
Revenue
Public Services	0.0%	4.1%		4.1%
Commercial Services	0.0%	(25.9%	)	(25.9%	)
Financial Services	0.0%	0.3%		0.3%
EMEA	15.3%	(8.7%	)	6.6%
Asia Pacific	10.5%	14.8%		25.3%
Latin America	8.8%	47.3%		56.1%
Corporate/Other	n/m	n/m		n/m
Total	3.7%	(5.5%	)	(1.8%	)
n/m = not meaningful

•	Public Services revenue increased during the six months ended December 31, 2003, predominantly as a result of growth in the U.S. Federal business sector, driven by success on international engagements undertaken for U.S. government agencies. Revenue for our State, Local & Education (SLED) business sector decreased due to the impact of state budget and spending constraints. Overall, our Public Services business unit experienced increases in both engagement hours and billing rates despite both client-driven and competitor-driven pricing pressures.

•	Commercial Services revenue decreased during the six months ended December 31, 2003, primarily as a result of challenging economic conditions that led to a decrease in technology spending as well as the completion of several large contracts involving testing related to compliance with the 1996 Telecommunications Act and the cancellation of two of our larger accounts. While engaged on compliance testing contracts, certain clients decided to curtail our involvement in non-compliance related projects. In addition, pricing pressures within the Commercial Services industry resulted in a decrease in billing rates.

•	Financial Services revenue increased during the six months ended December 31, 2003, principally due to an increase in engagement hours, despite a decline in billing rates. We experienced a decline in our Global Markets sector, which was offset by significant growth in our Banking & Insurance sector.

•	EMEA revenue increased during the six months ended December 31, 2003, due to a strengthening of foreign currencies (primarily the Euro) against the U.S. dollar. Local currency revenue decreased as a result of adverse changes in the business climate within certain of our EMEA operations. In response to this trend, we completed a reduction in workforce during the six months ended December 31,

2003, resulting in an increase in utilization of approximately 5.6% for the six months ended December 31, 2003 when compared to the six months ended December 31, 2002.

•	Asia Pacific revenue increased during the six months ended December 31, 2003, primarily driven by strong bookings in Japan, the strengthening of foreign currencies against the U.S. dollar and the continued integration of acquisitions made during the six months ended December 31, 2002 throughout the region. We experienced improvement in our performance within Greater China, and continued to focus on the emerging economies of Southeast Asia such as Thailand, Malaysia and Singapore. Revenue for Korea, Australia and New Zealand for the six months ended December 31, 2003 remained consistent with revenue for the six months ended December 31, 2002 due to difficult market conditions within those countries, which negatively impacted IT spending.

•	Latin America revenue (in U.S. dollars) increased during the six months ended December 31, 2003, primarily due to the positive impact of the acquisitions made during the first quarter of fiscal 2003, as well as increased volume within Mexico and Brazil. This increase was reflected in a strong growth in engagement hours, while our utilization improved slightly and our billing rate per hour in the region increased modestly, despite increased pricing pressure within this market. Currency exchange-rate fluctuations had a moderately positive impact on our Latin America operations during the six months ended December 31, 2003 as compared to the six months ended December 31, 2002.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.

Gross Profit. Gross profit was $239.8 million for the six months ended December 31, 2003, a decrease of $126.6 million from the six months ended December 31, 2002. Gross profit as a percentage of revenue decreased to 15.8% for the six months ended December 31, 2003 from 23.6% for the six months ended December 31, 2002. The change in gross profit for the six months ended December 31, 2003 compared to the same period in the prior year resulted primarily from the following:

•	We experienced a net increase in professional compensation of $3.8 million to $694.9 million for the six months ended December 31, 2003, from $691.1 million for the six months ended December 31, 2002. Professional compensation expense for the six months ended December 31, 2003 included a $13.6 million charge related to a reduction in workforce recorded during the period, which was significantly offset by savings achieved through our workforce reduction actions.

•	We experienced a net increase in other direct contract expenses of $44.6 million to $396.4 million for the six months ended December 31, 2003 from $351.8 million for the six months ended December 31, 2002. The $44.6 million increase in other direct contract expenses was mainly attributable to our increased use of subcontractors and higher levels of materials procurement, particularly in both the Public Services and EMEA business units. The increase in other direct contract expenses, including the cost of subcontractors, has negatively impacted our gross profit, as the cost of subcontractors is generally more expensive than the cost of our own workforce. We are focused on limiting the use of subcontractors whenever possible, working to increase our margins by complementing our solutions offerings with greater offshore capabilities and increasing our hiring in order to balance our skill base with the market demand for our services.

•	We experienced a net decrease in other costs of service of $8.7 million to $130.0 million for the six months ended December 31, 2003 from $138.7 million for the six months ended December 31, 2002. This decrease was primarily attributable to savings achieved as a result of our office space reduction efforts.

•	During the six months ended December 31, 2003, we recorded, within the Corporate/Other operating segment, a charge of $61.4 million for lease and facilities restructuring costs related to our previously announced reduction in office space, primarily within the North America, EMEA and Asia Pacific regions. We reduced our overall office space in an effort to eliminate excess capacity and to align our office space usage with our current workforce and the needs of the business. The $61.4 million lease and facilities restructuring charge included $46.3 million related to the fair value of future lease obligations (net of estimated sublease income), $7.4 million representing the unamortized cost of fixed assets and $7.7 million in other costs associated with exiting facilities.

Gross Profit by Segment. The following table presents certain gross profit and margin information for each of our reportable segments for the six months ended December 31, 2003 and the six months ended December 31, 2002. Amounts are in thousands, except percentages.

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2003	2002	$ Change	% Change
Gross Profit
Public Services	$176,207	$178,372	$(2,165)	(1.2%)
Commercial Services	83,718	133,776	(50,058)	(37.4%)
Financial Services	34,827	34,042	785	2.3%
EMEA	28,380	67,189	(38,809)	(57.8%)
Asia Pacific	31,420	17,206	14,214	82.6%
Latin America	8,001	8,670	(669)	(7.7%)
Corporate/Other	(122,735)	(72,829)	(49,906)	n/m

Total	$239,818	$366,426	$(126,608)	(34.6%)

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2003	2002
Gross Profit as a % of revenue
Public Services	31.3%	33.0%
Commercial Services	24.4%	28.9%
Financial Services	29.4%	28.8%
EMEA	9.8%	24.8%
Asia Pacific	19.7%	13.5%
Latin America	17.2%	29.1%
Corporate/Other	n/m	n/m
Total	15.8%	23.6%
n/m = not meaningful

Changes in gross profit by segment were as follows:

•	Public Services gross profit decreased during the six months ended December 31, 2003, principally due to a $33.8 million increase in other direct contract expenses as a result of our increased use of subcontractors and materials procurement relating to specific engagements, coupled with a $2.8 million increase in compensation expense, which included a $1.0 million reduction in workforce charge. Although we require subcontractors to handle specific requirements on some engagements, the majority of our use of subcontractors is not a skill-set issue, as many times clients mandate the use of certain contractors.

•	Commercial Services gross profit decreased during the six months ended December 31, 2003, principally due to the completion in 2002 of several large contracts that involved testing related to compliance with the 1996 Telecommunications Act. The decline in gross profit was also due to the decrease in revenue resulting from the challenging economic conditions and cautious IT spending as mentioned above. In addition, gross profit for the six months ended December 31, 2003 was impacted by a $4.6 million charge related to our reduction in workforce.

•	Financial Services gross profit increased during the six months ended December 31, 2003, principally due to a $0.6 million increase in professional compensation expense, which included a $0.4 million charge related to our reduction in workforce.

•	EMEA gross profit decreased during the six months ended December 31, 2003, primarily a result of an increase in other direct contract expenses due to increased use of subcontractors and a $4.4 million charge related to our reduction in workforce during the six months ended December 31, 2003. The increase in our use of subcontractors was a result of our need to contract for certain types of skills in order to meet client requirements.

•	Asia Pacific gross profit increased during the six months ended December 31, 2003, primarily as a result of several factors including the improvement in utilization of our personnel resulting in a reduction in professional compensation expense as a percentage of revenue and a reduction in other costs of services due to tight spending controls imposed during the six months ended December 31, 2003. This improvement was partially offset by a $0.5 million workforce reduction charge recorded in the six months ended December 31, 2003.

•	Latin America gross profit decreased during the six months ended December 31, 2003, primarily as a result of our increased use of subcontractors at key clients to satisfy the demands resulting from our revenue growth discussed above. In addition, a $0.3 million workforce reduction charge recorded in the six months ended December 31, 2003 negatively impacted gross profit.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $9.3 million to $10.2 million for the six months ended December 31, 2003, from $19.5 million for the six months ended December 31, 2002. This decrease related to the fact that the majority of the value relating to order backlog, customer contracts and related customer relationships that were acquired during the six months ended December 31, 2002 was fully amortized by August 2003.

Goodwill Impairment Charge. In December 2003, a goodwill impairment loss of $127.3 million was recognized in the EMEA reporting unit as the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $16.0 million, or 5.5%, to $272.3 million for the six months ended December 31, 2003 from $288.2 million for the six months ended December 31, 2002. This decrease was predominantly due to $21.8 million in costs associated with our rebranding initiative incurred during the six months ended December 31, 2002 and savings in infrastructure costs related to the winding down of services provided under our transition services agreement with KPMG. This amount was offset by an increase in infrastructure costs associated with the international acquisitions completed during the first quarter of fiscal 2003. Selling, general and administrative expenses as a percentage of gross revenue declined slightly to 17.9% from 18.6% for the six months ended December 31, 2003 and 2002, respectively.

Income Tax Expense. We incurred income tax expense of $4.9 million and $35.7 million for the six months ended December 31, 2003 and December 31, 2002, respectively. The principal reasons for the difference between the effective income tax rate on income (loss) from continuing operations of (2.8)% and 64.5% for the six months ended December 31, 2003 and December 31, 2002, respectively, and the U.S. Federal statutory income tax rate were a nondeductible goodwill impairment charge of $125.2 million and $0; nondeductible meals and entertainment expense of $8.8 million and $8.1 million; increase to deferred tax asset valuation allowance of $18.2 million and $7.9 million; state and local income taxes of $(1.0) million and $6.8 million; income tax reserves of $3.4 million and $3.0 million and other nondeductible items of $6.6 million and $3.7 million, respectively.

Net Income (Loss). For the six months ended December 31, 2003, we incurred a net loss of $176.6 million, or a loss of $0.91 per share. For the six months ended December 31, 2002, we realized net income of $19.6 million, or $0.11 per share. Included in our results for the six months ended December 31, 2003 is a $127.3 million goodwill impairment charge, $61.4 million of lease and facilities restructuring charges and $13.6 million related to workforce reductions.

Obligations and Commitments

As of December 31, 2005, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (amounts are in thousands):

		Payment due by period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$1,173,419	$31,064	$49,584	$89,271	$1,003,500
Operating leases	388,202	84,519	134,234	98,593	70,856
Unconditional purchase obligations (2)	115,720	52,590	61,651	1,479	—
Obligations under the pension and postretirement medical plans	48,051	3,173	10,462	6,748	27,668
Reduction in workforce	345	345	—	—	—

Total	$1,725,737	$171,691	$255,931	$196,091	$1,102,024

(1)	Long-term debt includes both principal and interest scheduled payment obligations.

(2)	Unconditional purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

Liquidity and Capital Resources

The following table summarizes the cash flow statements for fiscal years 2005 and 2004, and the twelve months ended December 31, 2003 (amounts are in thousands):

	Year ended December 31,			2005 to 2004
	2005	2004	2003	Change
Net cash provided by (used in):
Operating activities	$(113,071)	$48,265	$159,875	$(161,336)
Investing activities	(141,043)	(109,387)	(103,055)	(31,656)
Financing activities	274,152	176,538	(24,428)	97,614
Effect of exchange rate changes on cash and cash equivalents	(9,508)	6,919	6,616	(16,427)

Net increase in cash and cash equivalents	$10,530	$122,335	$39,008	$(111,805)

Operating Activities.  Net cash used in operating activities during fiscal 2005 increased $161.3 million over fiscal 2004. This increase was due to a net loss of $721.6 million adjusted by impairment of goodwill of $166.4 million and stock-based compensation expense of $85.8 million in fiscal 2005 as compared to a net loss of $546.2 million adjusted by impairment of goodwill of $397.1 million and stock-based compensation expense of $9.9 million in fiscal 2004. These items were partially offset by $127.5 million in cash generated from working capital, primarily due to a decrease in our DSOs to 94 days at December 31, 2005 from 103 days at December 31, 2004, largely due to more aggressive collections efforts, and $58.4 million and $3.2 million in income tax refunds received during fiscal years 2005 and 2004, respectively.

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

Investing Activities. Net cash used in investing activities during fiscal 2005 increased $31.7 million over fiscal 2004. This increase was due to an increase in restricted cash of $79.1 million for cash collateral posted in support of bank guarantees for letters of credit and surety bonds, which was partially offset by a decrease in capital expenditures of $47.5 million. Capital expenditures were $40.8 million and $88.3 million in fiscal years 2005 and 2004, respectively. The decline in capital expenditures was due primarily to higher hardware and software costs incurred during fiscal 2004 for the implementation of our North America financial accounting systems.

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

Financing Activities. Net cash provided by financing activities for fiscal 2005 was $274.2 million, resulting primarily from the proceeds on the issuance of debentures with an aggregate principal amount of $290.0 million, as more fully described in “—Debt Obligations,” below. Net cash provided by financing activities for fiscal 2004 was $176.5 million, resulting primarily from net proceeds on the issuance of Subordinated Debentures with an aggregate principal amount of $400.0 million, which was offset by the repayments of our existing debt. For the twelve months ended December 31, 2003, we had net cash used in financing activities of $24.4 million principally due to net repayments of borrowings.

In addition, issuances of common stock from our ESPP generated $14.9 million and $26.9 million in cash during fiscal years 2005 and 2004, respectively. Because we are not current in our SEC filings, we are unable to issue freely tradable shares of our common stock. Consequently, we were unable to make any public offerings of our common stock in 2005 and have not issued shares under the LTIP or ESPP since early 2005. These sources of financing will remain unavailable to us until we are again current in our SEC filings. If we are unable to become current in our SEC filings by April 30, 2007, we may also experience increased withdrawals by our employees of their accumulated contributions to our ESPP. For more information, see Item 1A, “Risk Factors.”

Additional Cash Flow Information

Fiscal 2006. During fiscal 2006, we have obtained significantly less cash than expected from our operating activities, primarily due to approximately $113.3 million in operating losses accrued on the HT Contract in fiscal 2005, which resulted in significant cash outflows in fiscal 2006 to support the professional services and related expenses required for the completion of the HT system implementation. Other significant uses of cash in operating activities during fiscal 2006 include the following: approximately $36.9 million in settlement payments made in various matters related to Peregine Systems, Inc. approximately $15 million in retention bonuses to certain of our key employees; approximately $19 million made to our employees as part of the “BE an Owner” program; and approximately $18.4 million of rental payments related to previous lease restructuring efforts. Due to the continued material weaknesses in our internal controls, we continue to devote substantial additional internal and external resources, and experience higher than expected fees for audit services, in connection with completing our consolidated financial statements and the restatement of our consolidated financial statements for prior years. We believe our costs for 2006 (through December 31, 2006) related to these efforts will be approximately $127.4 million.

Upon an event of default under the 2005 Credit Facility, the lenders are permitted to require us to post cash collateral in an amount equal to 105% of the principal amount of our letters of credits outstanding. As of September 30, 2006, under the 2005 Credit Facility we had no outstanding borrowings; an aggregate of approximately $81.6 million of letters of credit outstanding and borrowing availability of approximately $22.0 million.

We are also required, in the course of business, particularly with certain of our Public Services clients, largely in the state and local markets, to obtain surety bonds, letters of credit or bank guarantees for client engagements. At September 30, 2006, we had $159.4 million in outstanding surety bonds and $59.3 million in letters of credit extended to secure certain of these bonds. The issuers of our outstanding surety bonds may, at any time, require that we post collateral (cash or letters of credit) to fully secure these obligations.

Outlook. We currently expect that our operations will continue to use, rather than provide a source of, cash through the first quarter of fiscal 2007. Based on current internal estimates, we nonetheless believe that our cash balances, together with cash generated from operations and available borrowings under our 2005 Credit Facility, will be sufficient to provide adequate funds for our anticipated internal growth and operating needs, including capital expenditures and to meet the cash requirements of our contractual obligations through 2007. Our management is currently engaged in a number of activities, intended to further improve our cash balances and their accessibility, if current internal estimates for cash uses for fiscal 2007 prove incorrect. These activities include: increased focus on reducing our DSOs; review and reconsideration of proposed capital expenditure budgets; reviewing our offshore capabilities and operations to increase efficiency and to reduce redundancies in our workforce; and extensive reviews of our borrowing base calculations to ascertain whether we are receiving maximum credit for all available receivables. Furthermore, in fiscal 2007 we expect the significant investments we have made, or will make, in fiscal years 2006 and 2007 with respect to our financial reporting and processes to begin to significantly reduce the cash required to operate our financial reporting and processes.

If our operating performance is materially and adversely effected, the Company may be required to post cash collateral to support obligations under its 2005 Credit Facility, as well as its surety bonds, and the Company may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms, if at all. We cannot predict whether unexpected events or changes in our business will increase demands for cash collateral to levels that we will be unable to maintain. If we are unable to maintain the requisite cash collateral levels, or obtain new surety bonds, letters of credit or bank guarantees, our ability to operate and maintain our business could be materially and adversely affected.

After consultation with a number of our external financial advisors and various credit sources, we continue to believe that our available receivables and expected earnings before interest, tax, depreciation and amortization are sufficient to support additional levels of senior secured lending and that, notwithstanding our not being current in our SEC filings, the private equity and debt placement markets remain accessible to us. However, there can be no assurance that the Company will be able to issue equity or debt with acceptable terms.

Based on the foregoing and our current state of knowledge of the outlook for our business, we currently believe that cash provided from operations, existing cash balances and available borrowings under our 2005 Credit Facility will be sufficient to meet our working capital needs through the end of fiscal 2007. We also believe that we will continue to have sufficient access to the capital markets to make up any deficiencies if cash provided from operations and existing cash balances are insufficient during this period of time. However, actual results may differ from current expectations for many reasons, including losses of business that could result from our continuing failure to timely file periodic reports with the SEC, possible delisting from the NYSE, further downgrades of our credit ratings or unexpected demands on our current cash resources (e.g., to settle lawsuits). For additional information regarding various risk factors that could affect our outlook, see Item 1A, “Risk Factors.” If cash provided from operations is insufficient and/or our ability to access the capital markets impeded, our business, operations, results and cash flow could be materially and adversely affected.

Debt Obligations

The following tables present a summary of the activity in our debt obligations for fiscal years 2005 and 2004:

	Balance		Discounts on			Balance
	December 31,		Senior			December 31,
	2004	Borrowings	Debentures (a)	Repayments	Other (b)	2005
Convertible debentures	$400,000	$290,000	$(23,361)	$—	$1,415	$668,054
Yen-denominated term loan (January 31, 2003)	9,724	—	—	(6,089)	(832)	2,803
Yen-denominated term loan (June 30, 2003)	4,863	—	—	(2,891)	(570)	1,402
Yen-denominated line of credit (c)	7,795	—	—	(6,796)	(999)	—
Other	844	2,874	—	(1,209)	(8)	2,501

Total notes payable	$423,226	$292,874	$(23,361)	$(16,985)	$(994)	$674,760

	Balance				Balance
	December 31,				December 31,
	2003	Borrowings	Repayments	Other (b)	2004
Convertible subordinated debentures	$—	$400,000	$—	$—	$400,000
PNC revolving line of credit	4,000	1,122,650	(1,126,650)	—	—
Senior notes	220,000	—	(220,000)	—	—
Yen-denominated term loan (January 31, 2003)	15,538	—	(6,230)	416	9,724
Yen-denominated term loan (June 30, 2003)	7,769	—	(3,115)	209	4,863
Yen-denominated line of credit (c)	—	9,190	(1,890)	495	7,795
Other	921	9	(86)	—	844

Total notes payable	$248,228	$1,531,849	$(1,357,971)	$1,120	$423,226

(a)	Amount represents a discount to the $40,000 principal amount of the July 2005 Senior Debentures

(b)	Other changes in notes payable consist of amortization of notes payable discount and foreign currency translation adjustments.

(c)	Yen-denominated line of credit was terminated on December 16, 2005.

At December 31, 2005, we had total outstanding debt of $674.8 million, compared to total outstanding debt of $423.2 million at December 31, 2004. The $251.5 million increase in total outstanding debt was mainly attributable to the following issuances of debentures during fiscal 2005:

•	On January 5, 2005, we issued an additional $25.0 million of our Series A Debentures and an additional $25.0 million of our Series B Debentures upon the exercise in full of the option granted to the initial purchasers of the Subordinated Debentures. The net proceeds from the sale of these Subordinated Debentures were approximately $48.6 million. We used the net proceeds from the offering for general corporate purposes.

•	On April 27, 2005, we issued $200.0 million in aggregate principal amount of our April 2005 Senior Debentures. The net proceeds from the sale of these debentures were approximately $192.8 million. We used the net proceeds from the offering to replace the working capital used to collateralize letters of credit under our 2004 credit facility, which has been discontinued, to support letters of credit and surety bonds otherwise relating to our state and local business, and for general corporate purposes.

•	On July 15, 2005, we issued $40.0 million in aggregate principal amount of our July 2005 Senior Debentures due July 2010 and the July 2005 Warrants to purchase up to 3.5 million shares of our common stock. The net proceeds from the sale of these debentures and warrants were approximately $38.9 million. We used the net proceeds from the offering for general corporate purposes.

Due to our continuing inability to become current in our SEC reporting requirements, we remain unable to file and declare effective a registration statement with the SEC to register for resale any of our Debentures and the underlying common stock. Accordingly, liquidated damages for the impact of our inability to file and declare effective such a registration statement, the applicable interest rate on each series of Subordinated Debentures increased by 0.25% beginning on March 23, 2005 and by an additional 0.25% beginning on June 22, 2005. The interest rate on each of the Senior Debentures increased by 0.25% as of January 1, 2006. These increased interest rates will continue to be the applicable rates until we are able to have these registration statements declared effective. Moreover, as a result of the agreement reached in connection with the Series B Debenture suit, as described above under Item 3 “Legal Proceedings—SEC Reporting Matters,” we entered into the First Supplemental Indenture pursuant to which (i) the interest rate payable on the Series A Debentures increased from 3.00% per annum to 3.10% per annum (inclusive of any liquidated damages that may be payable due to the failure to file a registration statement for the Series A Debentures) until December 23, 2011, and (ii) the interest rate payable on the Series B Debentures increased from 3.25% per annum to 4.10% per annum (inclusive of any liquidated damages that may be payable due to the failure to file a registration statement for the Series B Debentures) until December 23, 2014. The increased interest rates apply to all Series A Debentures and Series B Debentures outstanding.

Debt Ratings

On October 6, 2006, Moody’s downgraded our corporate family rating to B2 from B1 and the ratings for two of our subordinated convertible bonds series to B3 from B2, and placed our ratings on review for further downgrade. Separately, on April 22, 2005, Standard & Poor’s Ratings Services downgraded our senior unsecured rating to B− from BB with negative implications. These downgrades by Moody’s and Standard & Poor’s followed downgrades by each of the rating agencies on December 15, 2004 and March 18 and 21, 2005.

Actions by the rating agencies may affect our ability to obtain financing or the terms on which such financing may be obtained. If the rating agencies provide a lower rating for our debt, this may increase the interest rate we must pay if we issue new debt and it may even make it prohibitively expensive for us to issue new debt. Our inability to obtain additional financing, or to obtain additional financing on terms favorable to us, could hinder our ability to fund general corporate requirements, limit our ability to compete for new business, and increase our vulnerability to adverse economic and industry conditions.

2005 Credit Facility

Our 2005 Credit Facility provides for up to $150.0 million in revolving credit and advances, all of which can be available for issuance of letters of credit, and includes up to $15.0 million in a swingline subfacility. Advances under the revolving credit line are limited by the available borrowing base, which is based upon a percentage of eligible accounts receivable. As of December 31, 2005, we did not have availability under the borrowing base. As of September 30, 2006, we had approximately $22.0 million available under the borrowing base.

We may not have access to the entire $150.0 million because, among other things: (i) certain accounts receivable for government contracts cannot be included in the calculation of borrowing base without obtaining certain consents (this restriction was removed by amendment on March 30, 2006); and (ii) delays in our ability to provide month-end account receivables reports negatively impact our ability to include such account receivables as part of the borrowing base, which determines the amount we may borrow under the 2005 Credit Facility. Borrowings available under the 2005 Credit Facility are used for general corporate purposes.

Interest on loans (other than swingline loans) under the 2005 Credit Facility are calculated, at our option, at a rate equal to LIBOR, or, for dollar-denominated loans, at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points (“Base Rate Loans”). No matter which rate we choose, an applicable margin is added that varies depending upon availability under the revolver.

Interest on swingline loans under the 2005 Credit Facility are calculated at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points plus the applicable margin for Base Rate Loans. A facility fee on the unused portion of the commitments of the lenders under the 2005 Credit Facility is due at a rate of 0.50% per annum.

The 2005 Credit Facility matures on July 15, 2010, unless on or before December 15, 2008, our April 2005 Senior Debentures have not been (i) fully converted into shares of our common stock or (ii) refinanced or replaced with securities that do not require us to make any principal payments (including, without limitation, by way of a put option) on or prior to July 15, 2010, in which case the 2005 Credit Facility matures on December 15, 2008.

The 2005 Credit Facility contains affirmative, financial and negative covenants.

•	The financial covenants include: (i) a minimum U.S. cash collections covenant and (ii) a maximum trailing twelve-month capital expenditures covenant; and (iii) if we do not maintain a certain amount of minimum borrowing availability, a quarterly increasing minimum trailing twelve-month EBITDA covenant and a decreasing maximum leverage ratio.

•	The affirmative covenants include:

(i) becoming current in our SEC filings according to the following schedule:

•	this Annual Report on Form 10-K by November 30, 2006;

•	the Forms 10-Q for the quarters ended March 31, June 30, and September 30, 2005 by the earlier of two months after the date we file this Annual Report on Form 10-K and January 31, 2007;

•	the Forms 10-Q for the quarters ended March 31 and June 30, 2006 by February 28, 2007;

•	the Form 10-Q for the quarter ended September 30, 2006 to March 31, 2007; and

(ii) we must have repatriated at least $65.0 million of cash from foreign subsidiaries (in December 2005, we repatriated $66.6 million of cash from our foreign subsidiaries); and (iii) we must provide weekly reports with respect to our cash position until we become current in our SEC filings and have satisfactory collateral systems, as defined by our lender (i.e., internal controls and accounting systems with respect to accounts receivable, cash and accounts payable), at which time we must provide monthly reports. We must also provide monthly reports with respect to our utilization and bookings data through November 2006, including divisional profit and loss statements and operating data for the months of April through November 2006.

•	The negative covenants restrict certain of our corporate activities, including, among other things, our ability to make acquisitions or investments, make capital expenditures, repay other indebtedness, merge or consolidate with other entities, dispose of assets, incur additional indebtedness, pay dividends, create liens, make investments (including limitations on loans to our foreign subsidiaries) settle litigation and engage in certain transactions with affiliates.

•	The events of default include, among others, defaults based on: certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; payments in respect of judgments against us in excess of $18.0 million; breach of specified covenants; change of control; termination of trading of our stock; material inaccuracy of representations and warranties; failure to timely deliver audited financial statements; inaccuracy of the borrowing base; the prohibition on restraint on our or any loan party from conducting its business in any manner that has or could reasonably be expected to result in a material adverse effect because of any ruling, decision or order of a court or governmental authority; and indictment, conviction or the commencement of criminal proceedings of or against us or any subsidiary pursuant to which (a) either damages or penalties could be in excess of $5.0 million or (b) such indictment could reasonably be expected to result in a material adverse effect.

We have entered into five amendments to the 2005 Credit Facility. Among other things, these amendments revised certain covenants contained in the 2005 Credit Facility, including the extensions of the filing deadlines for our 2005 and 2006 periodic reports and an increase in the amounts of civil litigation payments that we are permitted to pay and in the aggregate amount of investments and indebtedness that we are permitted to make and incur with respect to our foreign subsidiaries.

As mentioned above, the 2005 Credit Facility includes a quarterly increasing minimum trailing twelve-month EBITDA covenant and a decreasing maximum leverage ratio covenant. These financial covenants are not tested for a quarterly test period if we maintain a minimum level of borrowing availability, which level is based on the amount of the borrowing base (a minimum of $15 million based on the September 30, 2006 borrowing base). As of September 30, 2006, these ratios were not tested because we had approximately $22.0 million of borrowing availability. We intend to maintain our minimum borrowing availability in sufficient amounts so as not to trigger the minimum EBITDA and maximum leverage ratio covenants, and, we are permitted to post cash collateral, which amount will count toward the borrowing availability, so that these covenants are not tested. If we do not maintain the required minimum borrowing availability and we are unable to post sufficient cash collateral to rectify the borrowing availability shortfall and these financial covenants are tested, we would likely not be in compliance with these covenants, resulting in a default under the 2005 Credit Facility.

In December 2005, the 2005 Credit Facility was amended to require us to cash collateralize 105% of our borrowings, including any outstanding letters of credit and any accrued and unpaid interest and fees thereon; however, in March 2006, the requirement to deposit and maintain cash collateral terminated as part of an amendment to 2005 Credit Facility, and all of the cash collateral associated with the 2005 Credit Facility (approximately $90.0 million) was released to us. However, upon an event of default under the 2005 Credit Facility, the lenders are still permitted to require us to post cash collateral in an amount equal to 105% of the principal amount of our letters of credits outstanding.

Our obligations under the 2005 Credit Facility are secured by liens and security interests in substantially all of our present and future tangible and intangible assets and those of certain of our domestic subsidiaries, as guarantors of such obligations (including 65.0% of the stock of our foreign subsidiaries), subject to certain exceptions.

In addition, in connection with the Series B debenture lawsuit described under Item 3, “Legal Proceedings—SEC Reporting Matters,” the lenders of the 2005 Credit Facility granted us waivers for any default under the 2005 Credit Facility resulting from the Series B debenture lawsuit and the defaults alleged therein, and also consented to our payment of consent fees to the holders of each series of our debentures as well as increases in the interest rates payable on all of our debentures.

Discontinued Credit Facilities

At December 31, 2004, we had borrowings outstanding of $23.2 million principally related to credit facilities in place at our Japanese subsidiary. These lines of credit did not contain financial covenants, were not guaranteed by us, and were scheduled to mature on August 31, 2005, but were extended to, and paid in full on, December 16, 2005.

On December 17, 2004, we entered into a $400.0 million Interim Senior Secured Credit Agreement (the “2004 Interim Credit Facility”), which provided for up to $400.0 million in revolving credit, all of which was to be available for issuances of letters of credit, and included up to $20.0 million in a swingline subfacility. Borrowings available under the 2004 Interim Credit Facility were intended for working capital, capital expenditures and general corporate purposes. The 2004 Interim Credit Facility was scheduled to mature on May 22, 2005. However, the 2004 Interim Credit Facility was terminated by us on April 26, 2005, after we notified the lenders that we would be unable to deliver our audited financial statements on or before April 29, 2005, as was required.

We replaced the 2004 Interim Credit Facility with the 2005 Credit Facility described above. Immediately prior to termination of the 2004 Interim Credit Facility, there were no outstanding loans under it; however, there were outstanding letters of credit of approximately $87.7 million, which were issued primarily to meet our obligations to collateralize certain surety bonds issued to support client engagements, mainly in our state and local government business. The $87.7 million in letters of credit remained outstanding after the termination of the 2004 Interim Credit Facility. In order to support the letters of credit that remained outstanding, we provided the lenders of the 2004 Interim Credit Facility with the following collateral: (i) $94.3 million of cash which was sourced from cash on hand; and (ii) a security interest in our domestic accounts receivable. Upon our entering into the 2005 Credit Facility, the lenders under the 2004 Interim Credit Facility (i) released all but $5.0 million of the cash collateral (which $5.0 million, net of expenses, was returned to us on April 4, 2006); (ii) released their security interest in the domestic accounts receivable; and (iii) received an $85.4 million letter of credit issued by the lenders under the 2005 Credit Facility.

Guarantees and Indemnification Obligations

In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to us in January 2000; indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements with them. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We estimate that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2005. Information regarding the amounts of our outstanding surety and surety-related bonds and letters of credit can be found above.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires that management make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Management’s estimates, assumptions and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe are our most critical accounting policies include basis of presentation and consolidation, revenue recognition, valuation of accounts receivable, valuation of goodwill, accounting for income taxes, valuation of long-lived assets, accounting for leases, restructuring charges, legal contingencies, retirement benefits, accounting for stock options, accounting for intercompany loans, and accounting for employee global mobility and tax equalization.

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

Basis of Presentation and Consolidation

The Consolidated Financial Statements reflect the operations of our Company and all of our majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to 2004, certain of our consolidated foreign subsidiaries within the EMEA, Asia Pacific and Latin America regions reported their results on a one-month lag. During 2004, the one-month lag for certain of these subsidiaries within the EMEA and Asia Pacific regions was eliminated (see Note 2, “Summary of Significant Accounting Principles,” of the Notes to Consolidated Financial Statements). As of December 31, 2005, certain of our consolidated foreign subsidiaries within our EMEA region continue to report their results of operations on a one-month lag.

Starting on July 1, 2003, we changed our fiscal year from a twelve-month period ending June 30 to a twelve-month period ending December 31.

Revenue Recognition

We earn revenue from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes, (2) services to provide general business consulting, such as system selection or assessment, feasibility studies, business valuations and corporate strategy services and (3) managed services in which we manage, staff, maintain, host or otherwise run solutions and systems provided to our customers. Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which require us to make judgments and estimates in recognizing revenue. Fees for these contracts may be in the form of time-and-materials, cost-plus or fixed price.

Technology integration services represent a significant portion of our business and are generally accounted for under the percentage-of-completion method in accordance with the Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs to the client incurred as a percentage of the total estimated costs to the client. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Incentives and award payments are included in estimated revenue using the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified.

Revenue for general business consulting services is recognized as work is performed and amounts are earned in accordance with the Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. For contracts with fees based on time-and-materials or cost-plus, we recognize revenue over the period of performance. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables have been provided.

For our managed service arrangements, we typically implement or build system applications for customers that we then manage or run for periods that may span several years. Such arrangements include the delivery of a combination of one or more of our service offerings and are governed by the Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables’’ (“EITF 00-21”). In managed service arrangements in which the system application implementation or build has standalone value to the customer, and we have evidence of fair value for the managed or run services, we bifurcate the total arrangement into two units of accounting: (i) the system application implementation or build, which is recognized as technology integration services using the percentage-of-completion method under SOP 81-1, and (ii) the managed or run services that are recognized under SAB 104 ratably over the estimated life of the customer relationship. In instances where we are unable to bifurcate a managed service arrangement into separate units of accounting, the total contract is recognized as one unit of accounting under SAB 104. In such instances, total fees and costs related to the system application implementation or build are deferred and recognized together with managed or run services upon completion of the software application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the system application implementation or build and managed services. Fees from transaction-based services are recognized as earned if we have evidence of fair value for such transactions; otherwise, transaction fees are spread ratably over the remaining life of the customer relationship period as received. The determination of fair value requires us to use significant judgment. We determine the fair value of service revenue based upon our recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenue includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in other costs of service revenue. In addition, we generally enter into relationships with subcontractors where we maintain a principal relationship with the customer. In such instances, subcontractor costs are included in revenue with offsetting expenses recorded in other direct contract expenses.

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

Valuation of Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Assessing the collectibility of customer receivables requires management judgment. We determine our allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends, and changes in our customer payment terms. Our valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available.

Valuation of Goodwill

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Following the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we no longer amortize goodwill and certain intangible assets, but instead assess the impairment of goodwill and identifiable intangible assets on at least an annual basis on April 1 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

An impairment review of the carrying amount of goodwill is conducted if events or changes in circumstances indicate that goodwill might be impaired. Factors we consider important that could trigger an impairment review include significant underperformance relative to historically or projected future operating results, identification of other impaired assets within a reporting unit, the disposition of a significant portion of a reporting unit, significant adverse changes in business climate or regulations, significant changes in senior management, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, a significant decline in our credit rating, or a reduction of our market capitalization relative to net book value. Determining whether a triggering event has occurred includes significant judgment from management.

The goodwill impairment test prescribed by SFAS 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment. As of December 31, 2005, our reporting units consisted of our three North America industry groups and our three international regions. To conduct a goodwill impairment test, the fair value of the reporting unit is compared with its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the goodwill exceeds its implied fair value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. We estimate the fair values of our reporting units using discounted cash flow valuation models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

In April 2005, we determined that a triggering event had occurred, causing us to perform a goodwill impairment test on all reporting units. The triggering event resulted from our public announcement of likely restatements of prior period financial statements along with significant delays in filing 2004 annual results and anticipated delays in filing 2005 quarterly results. We determined this triggering event may have a significant adverse effect on our business climate and regulatory environment. As required by SFAS 142, we performed step one of the impairment test to identify the potential impairment and determined there was no impairment to any reporting units.

During the fourth quarter of 2005, we determined that a triggering event had occurred, causing us to perform a goodwill impairment test on all of its reporting units. The triggering event resulted from a combination of various factors, including lower than previously expected results in the fourth quarter of fiscal

2005 and the change in management’s expectation of future results. As required by SFAS No. 142, we performed a two-step impairment test to identify the potential impairments and, if necessary, to measure the amount of the impairment. Under step one of the impairment test, we determined there were potential impairments in our Commercial Services and EMEA reporting units. In determining the fair value of our Commercial Services and EMEA reporting units, we revised certain assumptions and refined certain valuation techniques relative to each reporting unit, which significantly decreased their fair value as compared to the fair value determined during our most recent goodwill impairment test, which was performed as of April 30, 2005. For the Commercial Services reporting unit, these revisions included the negative impact on future periods from operating losses associated with the HT Contract. For the EMEA reporting unit, these revisions included lowering operating margin growth expectations. In order to quantify the impairment, under step two of the impairment test, we completed a hypothetical purchase price allocation of the fair value determined in step one to all of the respective assets and liabilities of our Commercial Services and EMEA reporting units. As a result, goodwill impairment losses of $64,188 and $102,227 were recognized in the Commercial Services and the EMEA reporting units, respectively, as the carrying amount of each reporting unit was greater than the revised fair value of that reporting unit (as determined using the expected present value of future cash flows), and the carrying amount of each reporting unit’s goodwill exceeded the implied fair value of that goodwill. The goodwill impairment loss of $64,188 for the Commercial Services reporting unit represented a full impairment of the remaining goodwill in that reporting unit.

During the fourth quarter of fiscal 2004, we determined that a triggering event had occurred, causing us to perform a goodwill impairment test for all reporting units. The triggering event resulted from downgrades in our credit rating in December 2004, significant changes in senior management and underperforming foreign legal entities. As required by SFAS 142, we performed a two-step impairment test to identify the impairment and, measure the amount of the impairment. Under step one of the impairment test, we determined there was a potential impairment in our EMEA reporting unit. In determining the fair value of our EMEA reporting unit at December 31, 2004, we revised certain assumptions relative to EMEA, which significantly decreased the fair value of this reporting unit relative to the fair value determined during our annual goodwill impairment test, which was of April 1, 2004. These revisions included lowering our EMEA segment revenue growth expectations, increasing selling, general and administrative cost projections and factoring in a less than anticipated decrease in compensation expense. These changes reflected lower than expected results for the year ended December 31, 2004 and management’s current expectations of future results. In order to quantify the impairment, under step two of the impairment test, we completed a hypothetical purchase price allocation of fair value determined in step one to all assets and liabilities of our EMEA reporting unit. As a result, a goodwill impairment loss of $397.1 million was recognized in our EMEA reporting unit as the carrying amount of the reporting unit was greater than the revised fair value of the reporting unit (as determined using the expected present value of future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill.

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

The majority of our deferred tax assets at December 31, 2005 consisted of federal, foreign and state net operating loss carryforwards that will expire between 2007 and 2025. During 2005, the valuation allowance against federal, state, and certain foreign net operating loss and foreign tax credit carryforwards increased $224.0 million over fiscal 2004, based on projections of future losses.

Since our inception, various foreign, state and local authorities have audited us in the area of income taxes. Those audits included examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with foreign, state and local tax laws. In evaluating the exposure associated with various tax filing positions we accrue charges for exposures related to uncertain tax positions.

During 2005, the Internal Revenue Service commenced a federal income tax examination for the tax years ended June 30, 2001, June 30, 2003, December 31, 2003, December 31, 2004 and December 31, 2005. We are unable to determine the ultimate outcome of these examinations, but we believe that we have established appropriate reserves related to apportionment of income between jurisdictions, the impact of the restatement items and certain filing positions. We are also under examination from time to time in foreign, state and local jurisdictions.

In 2006, we filed a federal refund claim related to 2005 in the amount of $6.3 million regarding a net operating loss carryback. We anticipate receiving the federal income tax refund before December 31, 2006.

At December 31, 2005, we believe we have appropriately accrued for exposures related to uncertain tax positions. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.

During fiscal 2005, fiscal 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, none of the established reserves expired based on the statute of limitations with respect to certain tax examination periods. In addition, an increase to the reserve for tax exposures of $51.6 million, $8.0 million, $3.4 million and $6.0 million, respectively, was recorded as an income tax expense for additional exposures, including interest and penalties.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance. In 2005, we determined that it was more likely than not that a significant amount of our deferred tax assets primarily in the U.S. may not be realized, therefore we recorded a valuation allowance against those deferred assets.

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

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operations (including consolidation and/or relocation of operations), changes in our strategic plan or management responses to increasing costs or declines in demand. The determination of restructuring charges requires management to utilize significant judgment and estimates related to expenses for employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of lease and facilities restructuring charges, we are required to estimate such factors as future vacancy rates, the time required to sublet excess facilities and sublease rates. These estimates are reviewed and potentially revised on a quarterly basis based on available information and known market conditions. If our assumptions prove to be inaccurate, we may need to make changes in these estimates that could impact our financial position and results of operations.

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

Retirement Benefits

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The pension plans relate to our plans for employees in Germany and Switzerland. Accounting for retirement plans requires management to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on our financial position and results of operations. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For fiscal 2005, the discount rate to determine the benefit obligation for the pension plans was 4.0%. The discount rate reflects the rate at which the pension benefits could be effectively settled. The rate is based upon comparable high quality corporate bond yields with maturities consistent with expected pension payment periods. A 100 basis point increase in the discount rate would decrease the 2006 pension expense for the plans by approximately $2.4 million. A 100 basis point decrease in the discount rate would increase the 2006 pension expense for the plans by approximately $3.5 million. The expected long-term rate of return on assets for the fiscal 2005 was 4.5%. This rate represents the average of the long-term rates of return for the defined benefit plan weighted by the plans’ assets as of December 31, 2005. To develop this assumption, we considered historical asset returns, the current asset allocation and future expectations of asset returns. The actual long-term rate of return from July 1, 2003 until December 31, 2005 was 8.1%. Based upon current market conditions, the expected long-term rate of return for fiscal 2006 will be 4.5%. A 100 basis point increase or decrease in the expected long-term rate of return on the plans’ assets would have approximately a $0.2 million impact on our 2006 pension expense. As of December 31, 2005, the pension plan had an $18.5 million unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants.

We also offer a postretirement medical plan to the majority of our full-time U.S. employees and managing directors who meet specific eligibility requirements. For fiscal 2005, the discount rate to determine the benefit obligation was 5.6%. The discount rate reflects the rate at which the benefits could be effectively settled. The rate is based upon comparable high quality corporate bond yields with maturities consistent with expected retiree medical payment periods. A 100 basis point increase or decrease in the discount rate would have approximately a $0.3 million impact on the 2006 retiree medical expense for the plan. As of December 31,

2005, the pension plan had $3.4 million in unrecognized actuarial losses that will be expensed over the average future working lifetime of active participants.

     Accounting for Stock Based Compensation

We have various stock-based compensation plans under which we have granted stock options, restricted stock awards and RSUs to certain officers, employees and non-employee directors. We granted both service-based and performance-based RSUs and stock options during fiscal 2005. For the service based RSUs, the fair value is fixed on the date of grant based on the number of RSUs or stock options issued and the fair value of the Company’s stock on the date of grant. For the performance-based RSUs and stock options, the fair value is estimated on the date the performance conditions are established based on the fair value of the Company’s stock and the Company’s estimate of the number of RSUs or stock options that will ultimately be issued. Each quarter, we re-measure the fair value of the unvested performance-based RSUs or stock options based on stock price fluctuations, and compare the actual performance results with the performance conditions. The determination of successful compliance with the performance conditions requires significant judgment by management, as differing outcomes may have a significant impact on current and future stock compensation expense.

We recognize stock option costs pursuant to Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and have elected to disclose the impact of expensing stock options pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in the notes to our Consolidated Financial Statements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Beginning in the first quarter of fiscal 2006, we will adopt the provisions of SFAS 123R under the modified prospective transition method using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires us to apply highly subjective assumptions, including expected stock price volatility, expected life of the option and the risk-free interest rate. A change in one or more of the assumptions used in the Black-Scholes option-pricing model may result in a material change to the estimated fair value of the stock-based compensation.

     Accounting for Intercompany Loans

Intercompany loans are classified between long- and short-term based on management’s intent regarding repayment. Translation gains and losses on short-term debt are recorded in other income (expense), net, in our Consolidated Financial Statements and similar gains and losses on long-term debt are recorded as other comprehensive income in our Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Accordingly, changes in management’s intent relative to the expected repayment of these intercompany loans will change the amount of translation gains and losses included in our Consolidated Financial Statements.

     Accounting for Employee Global Mobility and Tax Equalization

We have a tax equalization policy designed to ensure that our employees on domestic long-term and foreign assignments will be subject to the same level of personal tax regardless of the tax jurisdiction in which the employee works. We accrue for tax equalization expenses in the period incurred.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first reporting period following the fiscal year that begins on or after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, SAB No. 107, “Share-Based Payment” (“SAB 107”) was issued regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We currently utilize the Black-Scholes option pricing model to estimate the fair value for the above pro forma calculations and will continue using the same methodology in the foreseeable future. We will use the modified prospective method for adoption of SFAS 123R, and expect that the incremental compensation cost to be recognized as a result of the adoption of SFAS 123R and SAB 107 for fiscal 2006 will range from $22.0 million to $28.0 million.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS 143. The provisions of FIN 47 are effective no later than December 31, 2005. The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. We do not expect the adoption of SFAS 154 to have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on our Consolidated Financial Statements.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method we currently use, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality” (“SAB 99”). We do not expect the adoption of SAB 108 to have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning June 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of the fiscal year ending December 31, 2006. We are currently evaluating the impact of the provisions of SFAS 158.

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

The table below presents principal cash flows (net of discounts) and related weighted average interest rates by scheduled maturity dates for our debt obligations as of December 31, 2005:

	Expected Maturity Date
	Year ended December 31,
	(In thousands U.S. Dollars, except interest rates)
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Japanese Yen Functional Currency
Third party Japanese Yen denominated debt—variable rate	4,205	—	—	—	—	—	4,205	4,205
Average interest rate	1.50%	—	—	—	—	—	1.50%

Euro Functional Currency—Germany	989	—	—	—	—	—	989	989
Average fixed interest rate	2.25%	—	—	—	—	—	2.25%

U.S. Dollar Functional Currency
Series A Convertible Subordinated Debentures	—	—	—	—	—	250,000	250,000	231,250
Average fixed interest rate	—	—	—	—	—	3.00%	3.00%

U.S. Dollar Functional Currency
Series B Convertible Subordinated Debentures	—	—	—	—	—	200,000	200,000	186,500
Average fixed interest rate	—	—	—	—	—	3.25%	3.25%

U.S. Dollar Functional Currency
Series C Convertible Subordinated Debentures	—	—	—	—	—	200,000	200,000	267,000
Average fixed interest rate	—	—	—	—	—	5.25%	5.25%

U.S. Dollar Functional Currency
Convertible Senior Subordinated Debentures	—	—	—	—	18,054	—	18,054	46,636
Average fixed interest rate	—	—	—	—	0.75%	—	0.75%

U.S. Dollar Functional Currency	1,199	313	—	—	—	—	1,512	1,512
Average fixed interest rate	5.60%	5.60%	—	—	—	—	5.60%

Due to our continuing inability to become current in our SEC reporting requirements, we remain unable to file and declare effective a registration statement with the SEC to register for resale any of debentures and the underlying common stock. Accordingly, prior to November 7, 2006 as liquidated damages for the impact of our inability to file and declare effective such a registration statement, the applicable interest rate on each series of Subordinated Debentures increased by 0.25% beginning on March 23, 2005 and by an additional 0.25% beginning on June 22, 2005. The interest rate on each series of the Senior Debentures increased by 0.25% as of January 1, 2006. These changes combined to increase the interest rate on the Series A Debentures and the Series B Debentures to 3.00% and 3.25%, respectively, and on the April 2005 Senior Debentures and the July 2005 Senior Debentures to 5.25% and 0.75%, respectively. These increased interest rates on the Senior Debentures will continue to be the applicable rates until we are able to have these registration statements declared effective. Moreover, as a result of the agreement reached in connection with the Series B Debenture suit on November 7, 2006, as described above under Item 3 “Legal Proceedings—SEC Reporting Matters,” we entered into the First Supplemental Indenture pursuant to which (i) the interest rate payable on the Series A Debentures increased from 3.00% per annum to 3.10% per annum (inclusive of any liquidated damages that may be payable due to any continuing failure to file a registration statement for the Series A Debentures) until December 23, 2011, and (ii) the interest rate payable on the Series B Debentures increased from 3.25% per annum to 4.10% per annum (inclusive of any liquidated damages that may be payable due to any continuing failure to file a registration statement for the Series B Debentures) until December 23, 2014. For additional information refer to Note 2, “Summary of Significant Accounting Policies,” and Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements.

Foreign Currency Exchange Risk

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Any foreign currency transaction, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. During fiscal 2005, we used foreign currency forward contracts to offset currency-related changes in certain of our foreign currency denominated assets and liabilities. All purchased foreign exchange contracts were offset by sold foreign exchange contracts and all foreign exchange contracts were settled by June 2005.

We have significant foreign exchange exposures related primarily to short-term intercompany loans denominated in non-U.S. dollars to certain of our foreign subsidiaries, which we historically have not hedged. The potential gain or loss in the fair value of these intercompany loans that would result from a hypothetical change of 10% in exchange rates would be approximately $9.2 million and $16.7 million as of December 31, 2005 and 2004, respectively. For additional information refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on Page F-1, Index to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Annual Report on Form 10-K within the statutory time period, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures so that our consolidated financial statements as of and for the year ended December 31, 2005, including quarterly periods, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our additional procedures included, but were not limited to: i) recalculating North America revenue and related accounts, such as accounts receivable, unbilled revenue, deferred revenue and costs of service as of and for the year ended December 31, 2005 by validating data to independent source documentation; ii) performing a comprehensive search for unrecorded liabilities at December 31, 2005; iii) performing a comprehensive global search to identify the complete population of employees deployed on expatriate assignments during 2005 and recalculating related compensation expense classified as costs of service, and employee income tax liabilities as of and for the year ended December 31, 2005; iv) performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts; and v) performing substantive procedures in areas related to our income taxes in order to provide reasonable assurance as to the related financial statement amounts and disclosures.

These and other procedures resulted in the identification of adjustments, including audit adjustments related to our consolidated financial statements as of and for the year ended December 31, 2005 which significantly delayed the filing of this Annual Report on Form 10-K.

We believe that because we performed the substantial additional procedures described above and made appropriate adjustments, the consolidated financial statements for the periods included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making our assessment, management has reviewed and considered the findings of the Audit Committee Investigation in the preparation of this Form 10-K. See Item 9B, “Other Information.” Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005.

1. We did not maintain an effective control environment over financial reporting. Specifically, we identified the following material weaknesses:

•	Senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management did not emphasize, through consistent communication, the importance of internal control over financial reporting and adherence to the code of business conduct and ethics.

•	We did not maintain a sufficient complement of personnel, either in our corporate offices or foreign locations with an appropriate level of knowledge, experience and training in the application of GAAP and in internal control over financial reporting commensurate with our financial reporting requirements.

•	We did not maintain and communicate sufficient formalized and consistent finance and accounting policies and procedures. We also did not maintain effective controls designed to prevent or detect instances of non-compliance with established policies and procedures specifically with respect to the application of accounting policies at foreign locations.

•	We did not enforce the consistent performance of manual controls designed to complement system controls over our North American financial accounting system. As a result, transactions and data were not completely and accurately recorded, processed and reported in the financial statements.

•	We did not maintain adequate controls to ensure that employees could report actual or perceived violations of our policies and procedures. In addition, we did not have sufficient procedures to ensure the appropriate notification, investigation, resolution and remediation procedures were applied to reported violations.

The material weaknesses in our control environment described above contributed to the existence of the material weaknesses discussed in items 2 through 9 below. Additionally, these material weaknesses could result in a misstatement to substantially all our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2. We did not maintain effective controls, including monitoring, over our financial close and reporting process. Specifically, we identified the following material weaknesses in the financial close and reporting process:

•	We did not maintain formal, written policies and procedures governing the financial close and reporting process.

•	We did not maintain effective controls to ensure that management oversight and review procedures were properly performed over the accounts and disclosures in our financial statements. In addition, we did not maintain effective controls to ensure adequate management reporting information was available to monitor financial statement accounts and disclosures.

•	We did not maintain effective controls over the recording of recurring and non-recurring journal entries. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to ensure the completeness and accuracy of the entries recorded.

•	We did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

•	We did not maintain effective controls to provide reasonable assurance that foreign currency translation amounts resulting from intercompany loans were accurately recorded and reported in the consolidated financial statements.

These material weaknesses contributed to the material weaknesses identified in items 3 through 9 below and resulted in adjustments, including audit adjustments, to our consolidated financial statements for the year ended December 31, 2005. Additionally, these material weaknesses could result in a misstatement to substantially all of our financial statement accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

3. We did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of revenue, costs of service, accounts receivable, unbilled revenue, deferred contract costs, and deferred revenue. Specifically, we identified the following material weaknesses:

•	We did not design and maintain effective controls to provide reasonable assurance over the initiation, recording, processing, and reporting of customer contracts, including the existence of and adherence to policies and procedures, adequate segregation of duties and adequate monitoring by management.

•	We did not design and maintain effective controls to provide reasonable assurance that contract costs, such as engagement subcontractor costs, were completely and accurately accumulated.

•	We did not design and maintain effective controls to provide reasonable assurance that we adequately evaluated customer contracts to identify and provide reasonable assurance regarding the proper application of the appropriate method of revenue recognition in accordance with GAAP.

•	We did not design and maintain effective controls to provide reasonable assurance regarding the completeness of information recorded in the financial accounting system. Specifically, we did not design and have in place effective controls to provide reasonable assurance that invoices issued outside of the financial accounting system were appropriately recorded in the general ledger. As a result, we did not ensure that cash received was applied to the correct accounts in the appropriate accounting period.

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

5. We did not maintain effective controls over the completeness and accuracy of compensation expense, classified as costs of service. Specifically, we did not maintain effective controls to identify and monitor employees working away from their principal residence or their home country for extended periods of time. In addition, we did not maintain effective controls to completely and properly calculate the related compensation expense and employee income tax liability attributable to each tax jurisdiction.

6. We did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of our payroll, employee benefit and other compensation liabilities and related expense accounts. Specifically, we did not have effective controls designed and in place to provide reasonable assurance of the authorization, initiation, recording, processing, and reporting of payroll costs including bonus, health and welfare, severance, compensation expense, and stock-based compensation amounts in the accounting records. Additionally, we did not design and maintain effective controls over the administration of employee data or controls to provide reasonable assurance regarding the proper authorization of non-recurring payroll changes.

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

8. We did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of our prepaid lease and long-term lease obligation accounts and the related amortization and lease rental expenses. Specifically, we did not design and maintain effective controls to provide reasonable assurance that new, amended, and terminated leases, and the related assets, liabilities and expenses, including those associated with rent holidays, escalation clauses, landlord/tenant incentives and asset retirement obligations, were reviewed, approved, and accounted for in accordance with GAAP.

9. We did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation and disclosure of our income tax payable, deferred income tax assets and liabilities, the related valuation allowance and income tax expense. Specifically, we identified the following material weaknesses:

•	We did not design and maintain effective controls over the accuracy and completeness of the components of our income tax provision calculations and related reconciliation of our income tax payable and of differences between the tax and financial reporting basis of our assets and liabilities with our deferred income tax assets and liabilities. We also did not maintain effective controls to identify and determine permanent differences between our income for tax and financial reporting income purposes.

•	We did not maintain effective controls, including monitoring, over the calculation and recording of foreign income taxes, including tax reserves, acquired tax contingencies associated with business combinations and the income tax impact of foreign debt recapitalization. In addition, we did not maintain effective controls over determining the correct foreign jurisdictions or tax treatment of certain foreign subsidiaries for United States tax purposes.

•	We did not design and maintain effective controls over withholding taxes associated with interest payable on intercompany loans and intercompany trade payables between various tax jurisdictions.

Each of the control deficiencies discussed in items 3 through 9 above resulted in adjustments, including audit adjustments, to our consolidated financial statements for the year ended December 31, 2005. Additionally, these control deficiencies could result in misstatements of the aforementioned financial statement accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies in items 3 through 9 above constitutes a material weakness.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the Internal Control—Integrated Framework issued by COSO.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. We have established a formal global remediation team, under the direction of the Chief Financial Officer and Audit Committee, to drive remediation efforts of all of material weaknesses, as well as provide oversight and direction in an effort to establish an effective control environment. The following paragraphs describe the on-going changes to our internal control over financial reporting subsequent to December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We significantly strengthened our executive management team, including the appointment of a GAAP Policy Group (Q4 05), Corporate Tax Director (Q1 06) & Assistant Corporate Tax Director (Q1 06), General Counsel (Q2 06), Treasurer (Q2 06), Director of Internal Audit (Q2 06), Chief Risk Officer (Q2 06), Chief Compliance Officer (Q2 06), and Chief Information Officer (Q2 06). We also hired a Senior Controller within our Public Service line of business (Q1 06). Additionally, we replaced the regional and certain country-level leaders in our Asia Pacific region.

•	We have strengthened our ongoing communication by senior management of the importance of adherence to internal controls and company policies. We established a worldwide policies & procedures program management office in September 2005. This function is housed within the Office of the Chief Compliance Officer, as a component of the Company’s overall remediation efforts. It is designed to govern policies and procedures across the Company and to increase employee understanding of and compliance with policies and procedures. We have established a policy management methodology. We are also standardizing global policies and developing a library and supporting technology to provide employees a single access point for all Company policies and procedures, and we are striving to achieve improved operational efficiencies and compliance with those established policies and procedures.

•	During the second quarter of fiscal 2006 we began to implement certain initiatives in relation to the identification and monitoring of employees working away from their principal residence for extended periods of time. We commenced planning, designing and implementing new processes, adding new people, training employees, and building/buying new technology all of which is expected to assist in this initiative. In addition these actions will allow for the improved accuracy of the related compensation expense and income tax liability attributable to both the individual employee and the Company.

•	During the second quarter of fiscal 2005 and continuing into fiscal 2006, we began implementing a finance transformation program. This program is designed to develop and implement remediation strategies to address the material weaknesses, improve operational performance of our finance and accounting processes and underlying information systems, establish greater organizational accountability and lines of approval, and develop an organizational model that better supports our redesigned processes and operations. In the second quarter of fiscal 2006, we began designing and implementing a revised closing procedure. The procedures are designed to improve the closing process in an effort to allow us to meet our filing requirements on a timely basis, as well as improve the accuracy of the financial information.

•	During fiscal 2005, we substantially improved our compliance hotline. Specifically, we continue to improve our investigative procedures surrounding the detection and resolution of internal control overrides. Third-party legal and accounting resources have also been retained to perform in depth reviews of issues in a timely manner. Additionally, remediation activities have been undertaken in response to senior management and Audit Committee investigations of internal control overrides.

•	We continue to dedicate substantial resources (employees and outside accounting professionals and consultants) to our finance, accounting and tax departments. The number of resources in this area has substantially increased during the first three quarters of fiscal 2006. We continue to recognize the changing requirements of our business and the regulatory environment. We continue to manage the required competencies through staff increases and executive management involvement in the day to day operations of the Company.

•	During the fourth quarter of fiscal 2005 we began to implement, and throughout fiscal 2006 the Company deployed, a significant Program Control function, currently consisting of approximately 200 professionals, designed to support the completeness and accuracy of project accounting details in North America. This function is comprised of individuals with a mix of experience in accounting, government contracting, auditing, and controlling functions. This function will actively support the proper and timely evaluation of contracts using comprehensive revenue recognition guidance checklists with additional support provided by the Company’s GAAP Policy group for complex evaluations. The Program Control function will also support the timely assembly and review of revenue and other cost elements as part of the Company’s quarterly update of each contract’s estimate to complete, estimate at complete, revenue, accounts receivable, unbilled revenue, and deferred revenue.

•	During the first quarter of fiscal 2006, the Company completed the design and development of an application to automate the comprehensive review of contract and project set-up data within the accounting system. The application is undergoing user acceptance testing and will be deployed thereafter. Combined with other process changes, enhanced controls, workflow and reporting this application will improve the overall accuracy and timely update of contract and project data in North America.

•	During fiscal 2005, we provided additional training materials to certain US employees regarding the estimate to complete process. Our Public Services Business Unit also continues to conduct government compliance training for all employees including timekeeping certification.

•	During the first quarter of fiscal 2006, the Company began to design, develop, and deploy an application referred to as the “Project Control Workbench.” Combined with other process changes, enhanced controls, and reporting, this application will improve the accuracy and timeliness of submission of project accounting data needed for estimate-to-complete, and revenue recognition in North America.

•	In the third quarter of fiscal 2006, we implemented an Engagement Financial Management Toolkit. This web-based initiative is designed to provide North America employees with key forms, policies, training, and reference materials to assist in both compliance with standard policies and procedures.

•	During the third quarter of fiscal 2006 we implemented on a pilot basis, and will fully implement in the fourth quarter of fiscal 2006, an E-Invoicing system for supplier billing in North America in order to systematically receive supplier invoices, track, process, and record amounts due to vendors, including subcontractors. The application will enable the timely recording, tracking, and processing of outstanding supplier obligations in North America.

Management has made significant progress towards achieving an operationally effective control environment. The remediation efforts noted above are subject to the Company’s internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment. As a result, we expect that our internal control over financial reporting will not be effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As disclosed in a press release issued on July 20, 2005, the Audit Committee of our Board of Directors, advised by special counsel, conducted an investigation (the “Audit Committee Investigation”) into issues reported on our Form 8-K Reports filed March 18 and April 20, 2005, issues relating to the operations of specific international subsidiaries and certain issues that were brought to the attention of the Audit Committee and the Company’s independent registered public accountants, PricewaterhouseCoopers LLP, through a non-executive employee communication to them. The Audit Committee Investigation, which included interviews with more than 125 current and former employees and extensive forensic work in connection with the Company’s North America Operations, as well as its operations in certain foreign countries, is now complete.

The Audit Committee Investigation focused on five primary areas of inquiry. First, issues concerning financial controls that were raised through the non-executive employee’s communication, including circumventions of controls implemented in our North American financial reporting system (OneGlobe), which was rolled out on April 1, 2004, changes in the reporting chain of contract analysts, and alleged inadequate security with respect to the OneGlobe system. Second, the timing, appropriateness of judgments and disclosures relating to the impairment of goodwill in our EMEA region. Third, issues concerning the propriety of accounting practices and controls in certain countries in our Asia Pacific region. Fourth, issues concerning potential violations of law in connection with doing business with state-controlled entities in the People’s Republic of China. Finally, a survey of other global operations to determine the likelihood of additional internal control or other issues concerning business dealings with state-controlled entities.

The Audit Committee Investigation concluded that the overall compliance and internal control environment at BearingPoint, Inc. as of December 31, 2004, presented an unacceptable risk for the Company, and that financial pressures and management instability contributed to these control deficiencies.

With respect to the issues raised by the non-executive employee concerning our financial controls in its North America operations, by mid-2004, the Audit Committee Investigation concluded that the internal controls of BearingPoint were placed under increased stress as a result of the premature introduction of the OneGlobe accounting system in North America; and that the OneGlobe System had not been adequately pre-tested, training was inadequate, and the system did not provide for timely reporting of revenue. As a result, the Audit Committee Investigation determined that the system was bypassed on numerous occasions in order to close the second quarter of 2004. The Audit Committee Investigation did not conclude that the employees involved in the bypass intended to distort revenue; nor were there any substantial distortions in revenue that actually occurred. Moreover, we have implemented a series of changes designed to strengthen internal controls with respect to revenue recognition. Although many of the issues raised by the bypassing of the OneGlobe System in 2004 were addressed through subsequent improvements and enhanced training for the OneGlobe System, these 2004 actions represented a significant and troublesome failure of our internal controls in 2004.

With respect to the impairment of goodwill in EMEA, the Audit Committee Investigation identified no reason to question our testing processes and pertinent disclosures in 2004 and 2005 concerning the possible impairment of “goodwill”—attributable to our EMEA operations. The impairment of goodwill in EMEA appeared to be due primarily to a failure to meet prior EMEA management’s projections, which were based on limited historical experience in that segment. We acquired many of our operations in EMEA by acquisition in 2002. The Audit Committee Investigation found that our testing process—which has resulted in a goodwill impairment charge of $397.1 million in 2004—was based on appropriate and in-depth work and analysis performed by our management and valuation testing personnel.

With respect to our Asia Pacific operations, various problems that arose in 2004 in the Asia Pacific region (particularly Australia, Japan and China) represented significant failures in the financial reporting systems in place for our operations in that region. Specifically, personnel at all levels in certain countries, often at the instruction of senior regional management, bypassed controls designed to ensure accurate financial reporting. As a result, the utilization data reported for our operations in China and Japan for 2004 could not be relied upon. The Audit Committee Investigation concluded that the manipulation of hours charged and other financial reporting practices was motivated by a desire to meet our objective of increased utilization for our operations in China and Japan. In addition, internal controls in Australia were deficient in that they failed to identify and remedy in a timely manner the improper actions of a senior person in Australia who inaccurately characterized a significant amount of unrecoverable accounts receivable and unbilled revenue as current.

The Audit Committee Investigation concluded that much of the misconduct relating to financial reporting practices in the Asia Pacific region during 2004 can be attributable to the wholly deficient “tone at the top” set by former firm management in this region, particularly in China and Japan. Indeed, in some cases, the Audit Committee Investigation concluded that the personnel of our subsidiaries in these countries bypassed controls at the express direction of managing directors in these countries. These leadership failures contributed to an environment in 2004 where serious misconduct, including padding of utilization numbers, occurred in China and Japan in 2004. Our operations in the Asia Pacific region now are under new leadership, and we have taken a number of steps to remediate the deficient financial reporting practices in the region.

In addition to the weaknesses in internal controls in China, certain other internal control issues in our China operations have resulted in potential exposure to liability under the Foreign Corrupt Practices Act (“FCPA”). BearingPoint China formerly maintained a subcontractor relationship with an entity that may have made inappropriate payments to current and former employees of state-owned enterprises in China. This relationship was terminated in October 2005 and the details of this relationship have been communicated to government authorities. The Investigation revealed other potential FCPA issues stemming from expenditures—approved by senior employees of BearingPoint China, but not by employees of the Company—for gifts, entertainment and international travel provided to employees of state-owned entities. Although the Audit Committee Investigation did not conclude that we engaged in conduct that violated the anti-bribery provisions of the FCPA, our internal controls relevant to the FCPA present an unacceptable level of risk of exposure for the Company. The review of other subcontractor relationships with state-owned enterprises in China, the rest of the Asia Pacific region, and certain other countries did not uncover any issues of potential wrongdoing.

The Audit Committee reviewed a detailed Report of Investigation from special counsel and a forensic and litigation consultant, and this report was provided to our Board of Directors, PricewaterhouseCoopers LLP, our independent registered public accountants, and to the staff of the SEC’s Division of Enforcement.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors (the “Board”) currently consists of nine directors. Our directors are divided into three classes serving staggered three-year terms. Our last annual meeting of stockholders was held on August 3, 2004. All of our directors, other than Mr. Fleischer and Mr. You, have served since that time. Generally, the terms of Messrs. Kemna, Lord and Strange would have expired at the annual meeting of stockholders for fiscal 2004 had such a meeting been held; as a consequence, they will continue to serve as directors until they are re-elected or their respective successors are duly elected and qualified. The terms of Messrs. You and McGeary and Ms. Rivlin will expire at our 2006 annual meeting of stockholders. The terms of Messrs. Allred, Bernard and Fleischer will expire at our 2007 annual meeting of stockholders. Information about our directors as of November 1, 2006, is provided below.

Directors Whose Terms Would Have Expired in 2005

Wolfgang Kemna, age 48, has been a member of our Board of Directors since April 2001. Mr. Kemna is Managing Director of Steeb Anwendungssysteme GmbH, a wholly owned subsidiary of SAP AG (“SAP”), and has served in this capacity since 2004. Mr. Kemna was Executive Vice President of Global Initiatives of SAP from 2002 to 2004. He was also a member of SAP’s extended executive board from 2000 to 2004. From 2000 until 2002, Mr. Kemna served as President and Chief Executive Officer of SAP America, Inc.

Albert L. Lord, age 61, has been a member of our Board of Directors since February 2003. Mr. Lord is Chairman of the board of directors of SLM Corporation, commonly known as “Sallie Mae,” and has served in this capacity since 2005. Mr. Lord was Vice Chairman and Chief Executive Officer of Sallie Mae from 1997 to 2005.

J. Terry Strange, age 62, has been a member of our Board of Directors since April 2003. Mr. Strange retired from KPMG where he served as Vice Chair and Managing Partner of the U.S. Audit Practice from 1996 to 2002. During this period, Mr. Strange also served as the Global Managing Partner of the Audit Practice of KPMG International and was a member of its International Executive Committee. Mr. Strange is a director of Compass BancShares, Inc., a financial services company, New Jersey Resources Corp., an energy services holding company, Group 1 Automotive, Inc., a holding company operating in the automotive retailing industry, and Newfield Exploration Company, an independent crude oil and natural gas exploration and production company.

Directors Whose Terms Expire in 2006

Roderick C. McGeary, age 56, has been a member of our Board of Directors since August 1999 and Chairman of the Board of Directors since November 2004. Since March 2005, Mr. McGeary has served the Company in a full-time capacity, focusing on clients, employees and business partners. From 2004 until 2005, Mr. McGeary served as our Chief Executive Officer. From 2000 to 2002, Mr. McGeary was the Chief Executive Officer of Brience, Inc., a wireless and broadband company. Mr. McGeary is a director of Cisco Systems, Inc., a worldwide leader in networking for the Internet, and Dionex Corporation, a manufacturer and marketer of chromatography systems for chemical analysis.

Alice M. Rivlin, age 75, has been a member of our Board of Directors since October 2001. Ms. Rivlin is a Senior Fellow, Economic Study Program, at The Brookings Institution. Ms. Rivlin also is a professor at the Public Policy Institute of Georgetown University. She was the “Henry Cohen Professor” at the Milano Graduate School of The New School University from 2001 until 2003. From 1998 to 2001, she was Chair of the District of Columbia Financial Management Assistance Authority. Ms. Rivlin is a director of The NYSE Group.

Harry L. You, age 47, has been a member of our Board of Directors since March 2005. Mr. You has served as Chief Executive Officer of the Company since March 2005. Mr. You also served as the Company’s Interim Chief Financial Officer from July 2005 until October, 2006. From 2004 to 2005, Mr. You was Executive Vice President and Chief Financial Officer of Oracle Corporation, a large enterprise software company. From 2001 to 2004, Mr. You was the Chief Financial Officer of Accenture Ltd, a global management consulting, technology services and outsourcing company. Mr. You is a director of Korn Ferry International, a leading provider of recruitment and leadership development services.

Directors Whose Terms Expire in 2007

Douglas C. Allred, age 56, has been a member of our Board of Directors since January 2000. Mr. Allred is a private investor. Mr. Allred retired from his position as Senior Vice President, Office of the President, of Cisco Systems, Inc. in 2003. Mr. Allred was Senior Vice President, Customer Advocacy, Worldwide Consulting and Technical Services, Customer Services, and Cisco Information Technology of Cisco Systems, Inc. from 1991 to 2002. Mr. Allred is a Governor on the Washington State University Foundation Board of Governors.

Betsy J. Bernard, age 51, has been a member of our Board of Directors since March 2004. Ms. Bernard is a private investor. Ms. Bernard was President of AT&T Corporation from 2002 to 2003. From 2001 to 2002, Ms. Bernard was President and Chief Executive Officer of AT&T Consumer. Prior to joining AT&T, Ms. Bernard was Executive Vice President, National Mass Markets for Qwest Communications International from 2000 to 2001. Ms. Bernard is a director of The Principal Financial Group, a global financial institution and URS Corporation, an engineering design firm serving the engineering, construction services and defense markets.

Spencer C. Fleischer, age 53, has been a member of our Board of Directors since July 2005. Mr. Fleischer is a senior managing member and Vice Chairman of Friedman Fleischer & Lowe GP II, LLC, a company sponsoring and managing several investment funds that make investments in private and public companies, and has served in such capacity since 1998. Mr. Fleischer was appointed to the Board of Directors in accordance with the terms of the securities purchase agreement, dated July 15, 2005, relating to the July 2005 Senior Debentures among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC. If Mr. Fleischer ceases to be affiliated with the purchasers or ceases to serve on our Board of Directors, so long as the purchasers collectively hold at least 40% of the original principal amount of the July 2005 Senior Debentures, the purchasers or their designee have the right to designate a replacement director to the Board of Directors.

Please note that no family relationships exist between any of the directors or between any director and any executive officer of the Company.

Director Independence

The Board has reviewed each director’s independence. As a result of this review, the Board affirmatively determined that each of Messrs. Allred, Fleischer, Kemna, Lord and Strange, and Mses. Bernard and Rivlin has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Furthermore, each of these directors is independent of the Company and its management under the listing standards of the NYSE currently in effect and, with respect to members of the Audit Committee, the applicable regulations of the SEC. Messrs. McGeary and You are employees of the Company.

In connection with the Board’s determination of Mr. Fleischer’s independence, the Board examined Mr. Fleischer’s status as a senior managing member of one of the Company’s convertible debt holders. After considering all relevant facts and circumstances, the Board determined Mr. Fleischer’s relationship was not material and does not impair the independence of Mr. Fleischer. Although Mr. Fleischer attends committee meetings from time to time, he is not a member of our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee. For more information about Mr. Fleischer’s appointment to the Board and his relationship to one of our convertible debt holders, please see “Certain Relationships and Related Transactions—Friedman Fleischer & Lowe, LLC / Spencer C. Fleischer.”

Presiding Director of Executive Sessions of Non-Management Directors

Our non-management directors who are not employees of the Company meet separately on a periodic basis. The Board has designated Douglas C. Allred as the Presiding Director for all meetings of the executive sessions of non-management directors.

Audit Committee

The Audit Committee is currently composed of Messrs. Strange (Chair), Kemna and Lord and Ms. Rivlin. The Board has affirmatively determined that each member of the Audit Committee has no material relationship with the Company (either directly or as a partner, shareholder or officer of the Company) and is independent of the Company and its management under the listing standards of the NYSE and the applicable regulations of the SEC. During fiscal 2005, Ms. Rivlin was Chair of the Audit Committee until May 11, 2005. Effective as of May 11, 2005, Mr. Strange replaced Ms. Rivlin as the Chair of the Audit Committee. Mr. Strange serves on the audit committee of four other publicly registered companies. The Board has determined that such simultaneous service does not impair Mr. Strange’s ability serve on the Company’s Audit Committee. In addition, the Board has determined that Mr. Strange is an Audit Committee Financial Expert.

Communications with Board of Directors

The Board welcomes your questions and comments. If you would like to communicate directly with our Board, our non-management directors of the Board as a group or Mr. Allred, as the Presiding Director, then you may submit your communication to our General Counsel and Corporate Secretary by writing to them at the following address:

BearingPoint, Inc.
c/o General Counsel and Corporate Secretary
1676 International Drive
McLean, VA 22102

All communications and concerns will be forwarded to our Board, our non-management directors as a group or our Presiding Director, as applicable. We also have established a dedicated telephone hotline for communicating concerns or comments regarding compliance matters to the Company. The hotline phone number is 1-800-206-4081 (or 240-864-0229 for international callers), and is available 24 hours a day, seven days a week. Our Code of Business Ethics and Conduct prohibits any retaliation or other adverse action against any person for raising a concern. If you wish to raise your concern in an anonymous manner, then you may do so.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the U.S. Federal securities laws, directors and executive officers, as well as persons who beneficially own more than ten percent of our outstanding common stock, must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we must identify in this Annual Report those persons who did not file these reports when due. Based solely on a review of copies of Forms 3, 4 or 5 filed by us on behalf of our directors and executive officers or otherwise provided to us and copies of Schedule 13Gs, we believe that all of our directors, executive officers and greater than ten percent stockholders complied with their applicable filing requirements for fiscal 2005.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees of the Company, including the Chief Executive Officer and the Chief Financial Officer, as well as all other financial officers and employees with senior financial roles. The Code of Business Conduct and Ethics is posted on our website, at www.bearingpoint.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics for the Chief Executive Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, by posting such amendment or waiver on the Company’s website within the applicable deadline that may be imposed by government regulation following the amendment or waiver.

Committee Charters

In addition, our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter are posted on the Company’s website, at www.bearingpoint.com. A printed copy of these documents, as well as our Code of Business Conduct and Ethics, will be made available upon request.

Annual Certifications

We are filing our CEO and CFO certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibit 31.1 to this Annual Report. We expect to submit to the NYSE an unqualified CEO annual certification of compliance with the NYSE’s corporate governance listing standards within 30 days after our annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation for services in all capacities to the Company for fiscal years 2005 and 2004, the six months ended December 31, 2003 and the fiscal year ended June 30, 2003 of those persons who were the Chief Executive Officer and the four other most highly compensated executive officers of the Company for fiscal 2005 (“Named Executive Officers”).

						Long-Term Compensation
			Annual Compensation			Restricted	Securities
	Fiscal				Other	Stock Unit	Underlying	All Other
Name	Year		Salary (1)	Bonus (1)	Compensation	Awards (2)	Options (#) (2)	Compensation
Harry L. You (3)	2005		$585,938	$1,000,000	$178,481	$6,555,500	2,000,000	$2,099,999
Chief Executive Officer	2004		—	—	—	—	—	—
	2003	(4)	—	—	—	—	—	—
	2003		—	—	—	—	—	—
Roderick C. McGeary (5)	2005		750,000	—	—	—	—	—
Chairman of the Board and	2004		102,273	—	—	—	—	—
Former Chief Executive	2003	(4)	—	—	—	—	—	—
Officer	2003		—	—	—	—	—	—
David W. Black (6)	2005		450,000	—	—	383,987	—	—
Former Executive Vice	2004		601,709	—	—	—	20,000	3,075	(9)
President, General Counsel	2003	(4)	325,000	—	—	—	100,000	—
and Secretary	2003		650,000	—	—	—	100,000	1,200	(9)
Judy A. Ethell (7)	2005		250,000	750,000	—	2,137,440	600,000	—
Chief Financial Officer,	2004		—	—	—	—	—	—
Executive Vice President,	2003	(4)	—	—	—	—	—	—
Finance and Chief Accounting Officer	2003		—	—	—	—	—	—
Richard J. Roberts (8)	2005		650,000	—	—	594,000	—	—
Executive Vice President and	2004		725,000	—	—	—	60,000	—
Chief Operating Officer	2003	(4)	365,833	—	—	—	125,000	—
	2003		640,000	70,000	—	—	81,611	—

(1)	Amounts reported under “Salary” and “Bonus” are payable under and in accordance with our annual compensation plan and are intended to reward the executive for current performance relating to the relevant fiscal period.
(2)	Except as otherwise noted, amounts reported under “Long-Term Compensation” consist of stock options and RSUs granted in accordance with our LTIP. If dividends are declared on our common stock while any RSUs are outstanding, the number of shares to be granted upon settlement of the RSUs will be adjusted to reflect the payment of such dividends.
(3)	Mr. You was appointed as our Chief Executive Officer on March 21, 2005. Mr. You also served as the Company’s Interim Chief Financial Officer from July 2005 until October 2006. Mr. You’s base annual salary for fiscal 2005 was $750,000. In fiscal 2005, Mr. You received $585,938 of base compensation, a signing bonus of $1 million, $3,622 for transitional housing expenses and $174,859 to cover all applicable taxes. In addition, Mr. You was paid approximately $2.1 million in respect of restricted share units of Accenture Ltd that he forfeited in connection with becoming Chief Executive Officer of the Company. Mr. You also received a grant of 750,000 RSUs which vest as follows: 62,500 shares on March 21, 2007, 125,000 shares on March 21, 2008, 187,500 shares on each of March 21, 2009 and 2010, 125,000 shares on March 21, 2011 and 62,500 shares on March 21, 2012. Any unvested RSUs will immediately vest upon a change or control of the Company or a termination of Mr. You’s employment due to death or disability. At December 31, 2005, the value of Mr. You’s RSU award was $5.9 million, based on the last reported price of our common stock on that date. Mr. You’s RSU award and stock options were granted outside of the LTIP. For information on Mr. You’s stock option grant, see “—Option Grants During Fiscal 2005.”
(4)	Consists of salary paid during the six-month period ended December 31, 2003.
(5)	Until the appointment of Harry L. You as our Chief Executive Officer, Mr. McGeary served as our Chief Executive Officer and Chairman of the Board of Directors. Mr. McGeary was paid a base annual salary of $750,000 for his services as our Chief Executive Officer. Since March 2005, Mr. McGeary continues to serve the Company in a full-time capacity, focusing on clients, employees and business partners. In connection with such service, he will be paid an annual salary of $650,160. Mr. McGeary continues to serve as the Chairman of the Board.
(6)	In fiscal 2005, Mr. Black received four grants of Retention RSUs as follows: 19,756 RSUs on April 12, 2005, 5,681 RSUs on April 21, 2005, 24,999 RSUs on December 8, 2005. The April 12 and April 21 RSU grants became fully vested on January 1, 2006. The December RSU grant was fully vested as of the date of grant. None of these RSUs have yet settled. At December 31, 2005, the aggregate value of Mr. Black’s RSU awards was $3.0 million, based on the last reported price of our common stock on that date. On a Form 4 filed on behalf of David Black on April 14, 2005, Mr. Black reported that as of April 12, 2005, he was no longer an executive officer of the Company. Mr. Black ceased to serve as Executive Vice President, General Counsel and Secretary of the Company as of January 31, 2006.
(7)	Ms. Ethell was appointed as our Executive Vice President—Finance and Chief Accounting Officer on July 1, 2005, and as our Chief Financial Officer on October 17, 2006. Her annual base salary for fiscal 2005 was $500,000. In fiscal 2005 Ms. Ethell received $250,000 of base compensation and a signing bonus of $750,000. The aggregate amount of Ms. Ethell’s perquisites and other personal benefits, securities or property received in fiscal 2005 did not exceed $10,000. In addition, Ms. Ethell received a grant of 292,000 RSUs which vest as follows: 175,200 shares on January 1, 2006 and, subject to the achievement of certain performance criteria relating to the filing of SEC reports and the development of a world class Finance & Accounting team, 29,200 shares on each of July 1, 2006, 2007, 2008 and 2009. At December 30, 2005, the value of Ms. Ethell’s award was $2.3 million, based upon the last reported price of our common stock on that date. For information on Ms. Ethell’s stock option grant, see “—Option Grants During Fiscal 2005.” On October 3, 2006, the Company and Judy Ethell entered into a letter agreement, pursuant to which the grants of nonqualified stock options and RSUs made to her in July 2005 (the “2005 Awards”) in connection with her employment as the Company’s Executive Vice President—Finance and Chief Accounting Officer were rescinded. The Compensation Committee of the Board approved subsequent grants to Ms. Ethell, effective as of September 19, 2006 (the “2006 Awards”). In accordance with the letter agreement, Ms. Ethell and the Company have agreed that the 2005 Awards will be replaced by the 2006 Awards. For a description of the 2006 Awards, see “—Employment and Change of Control Agreements—Employment Agreements with Certain Executive Officers—Judy A. Ethell.”
(8)	During fiscal 2005, Mr. Roberts received a grant of 72,439 RSUs which became fully vested on January 1, 2006. These RSUs have not yet settled. At December 30, 2005, the value of Mr. Robert’s award was $569,370, based upon the last reported price of our common stock on that date.
(9)	Constitutes matching contributions under our 401(k) Savings Plan.

Options Grants During Fiscal 2005

Individual Grants
	Number of	% of Total Options	Exercise or		Grant Date
	Securities Underlying	Granted to Employees	Base Price	Expiration	Present
Name	Options Granted	During the Period	($/Share)	Date	Value (3)
Harry L. You (1)	2,000,000	45.50%	$7.55	3/18/2015	$10,575,000
Roderick C. McGeary	—	—	—	—	—
David W. Black	—	—	—	—	—
Judy A. Ethell (2)	600,000	13.65%	7.33	7/01/2015	2,594,100
Richard J. Roberts	—	—	—	—	—

(1)	Consists of a stock option granted on March 18, 2005, which vests in four equal installments starting on March 18, 2006. All unvested options will immediately vest upon a “change in control” of the Company or a termination of employment due to death or disability. If Mr. You’s employment is terminated by the Company without cause or by Mr. You for good reason, the portion of his options scheduled to vest on the next anniversary of the grant date following the termination date will vest on the termination date.

(2)	Consists of a stock option granted on July 1, 2005, which vests in four equal installments starting on July 1, 2006. All unvested options will immediately vest upon a “change of control” of the Company or a termination of employment due to death or disability. If Ms. Ethell’s employment is terminated by the Company without cause or by Ms. Ethell for good reason, the portion of her options scheduled to vest on the next anniversary of the grant date following the termination date will vest on the termination date. On October 3, 2006, the Company and Judy Ethell entered into a letter agreement, pursuant to which the grants of nonqualified stock options and RSUs made to her in July 2005 (the “2005 Awards”) in connection with her employment as the Company’s Executive Vice President—Finance and Chief Accounting Officer were rescinded. The Compensation Committee of the Board approved subsequent grants to Ms. Ethell, effective as of September 19, 2006 (the “2006 Awards”). In accordance with the letter agreement, Ms. Ethell and the Company have agreed that the 2005 Awards will be replaced by the 2006 Awards. For a description of the 2006 Awards, see “—Employment and Change of Control Agreements—Employment Agreements with Current Executive Officers—Judy A. Ethell.”

(3)	The values for the grants are based on the Black-Scholes option pricing model. For Mr. You’s stock option, based on an interest rate of 4.25% based on a 5-year Treasury note rate, stock price volatility of 59.65%, no dividend yield and option exercises occurring after 6 years are assumed, the model produces a per option share value of $5.29. For Ms. Ethell’s stock option, assuming an interest rate of 4.02% based on a 5-year Treasury note rate, stock price volatility of 59.77%, no dividend yield and option exercises occurring after 6 years, the model produces a per option share value of $4.32.

Aggregated Option Exercises in Fiscal Year 2005 and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-The-Money Options (1)
	Acquired on	Value	Options at Period End		at Period End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Harry L. You	—	—	0	2,000,000	$0	$318,000
Roderick C. McGeary	—	—	247,928	225,000	0	0
David W. Black	—	—	395,224	71,668	0	0
Judy A. Ethell	—	—	0	600,000	0	620,000
Richard J. Roberts	—	—	282,541	99,167	0	0

(1)	An “in-the-money” stock option is an option for which the market price, on December 31, 2005, of our common stock underlying the option exceeds the exercise price (i.e., the market price of our common stock when the option was granted). The value shown reflects stock price appreciation since the grant date of the option.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee for fiscal 2005 were Messrs. Allred (Chair) and Strange and Ms. Bernard. No member of the Compensation Committee is a former or current officer or employee of the Company or any of the Company’s subsidiaries. To the Company’s knowledge, there were no other relationships involving members of the Compensation Committee requiring disclosure in this section of this Annual Report.

Employment and Change of Control Agreements

Managing Director Agreements

We have entered into a Managing Director Agreement (the “Managing Director Agreement”) with each of our approximately 650 managing directors, including our executive officers. Pursuant to the Managing Director Agreement, we provide up to six months’ pay for certain terminations of employment by us. In addition, the Managing Director Agreement contains non-competition and non-solicitation provisions for a period of up to two years after such executive’s termination of employment or resignation.

Effective as of January 31, 2005, we and certain executive officers of the Company, including Richard J. Roberts, and certain officers who are no longer with the Company, (collectively, the “Officers”), entered into an amendment to their Managing Director Agreements (the “Amendment”). Each Amendment provides that if within 18 months after the date of the Amendment we hire a new Chief Executive Officer other than Roderick C. McGeary and terminate, or constructively terminate, such Officer’s employment under certain circumstances (the “Triggering Event”), we will pay to such Officer a lump sum cash amount equal to the sum of such Officer’s current annual salary, earned and unused personal days and target incentive compensation pursuant to the terms of the incentive compensation plan then in effect. In addition, any unvested stock options that would have vested from the date of such Triggering Event through the next following anniversary date of the grant of such options will automatically vest. As of July 31, 2006, each of the Amendments had expired.

Special Termination Agreements

We have entered into special termination agreements (each, a “Special Termination Agreement”) with certain key personnel, including each of our Named Executive Officers (with the exception of the Chairman of our Board), as set forth below. The purpose of the Special Termination Agreement is to ensure that these executives are properly protected in the event of a Change in Control of the Company (as defined in the Special Termination Agreement), thereby enhancing our ability to hire and retain them. The terms of the Special Termination Agreements vary up to a maximum of three years, which terms automatically renew for additional one-year terms unless we give notice that the agreement will not be renewed, or, if later, two years after a Change in Control. The protective provisions of the Special Termination Agreement become operative only upon a Change in Control.

All Special Termination Agreements signed on or after August 1, 2006, specify that if, after a Change in Control and during the term of the agreement: we terminate the executive’s employment other than for Cause (as defined in the agreement) or executive terminates his employment because his salary was reduced by at least 20% (the “Specified Events”), the executive is entitled to certain benefits. Generally, all Special Termination Agreements signed before August 1, 2006, specify that if, after a Change of Control and during the term of the agreement, we terminate the executive’s employment other than for Cause (as defined in the agreement) or if the executive terminates his employment for specified reasons (including if his responsibilities have been materially reduced or adversely modified or his compensation has been reduced), the executive is entitled to certain benefits. Under all agreements, these benefits generally include the payment of approximately one year’s compensation, based on salary plus bonus as specified in the agreement, continued coverage under our welfare benefit plans (e.g., medical, life insurance and disability insurance) for up to two years at no cost, and outplacement counseling.

Change in Control Provisions Under the LTIP

In addition to the provisions in the agreements referred to above, in the event of certain “Changes of Control” of the Company, any non-vested portion of stock option grants and RSUs, and other awards made under the LTIP will generally vest, and any contractual transfer restrictions on restricted stock or other shares issued upon the settlement of RSUs will be released. If such a Change of Control were to occur, all stock options not yet exercisable, including those of our Named Executive Officers set forth in the table captioned “2005 Aggregated Stock Option Exercises and Fiscal Year-End Option Values,” and all granted RSUs not yet vested, including those set forth above in the “Summary Compensation Table” would vest.

Employment Arrangements with Certain Executive Officers

Harry L. You. Effective March 21, 2005, we entered into the following arrangements with Harry L. You, our Chief Executive Officer and interim Chief Financial Officer:

•	Employment Agreement.

•	Compensation. Information regarding Mr. You’s annual base and bonus compensation can be found in the “Summary Compensation Table” and the “Option Grants During Fiscal 2005” table above. Mr. You’s target annual bonus is at least 100% of his base salary. In accordance with Mr. You’s employment agreement, which included an indemnity obligation, we paid Mr. You $2.1 million in respect of the restricted stock units of Accenture Ltd that Mr. You forfeited in connection with his appointment as Chief Executive Officer.

•	Benefits/Long-Term Incentives. Mr. You is entitled to participate in all employee benefit (including long-term incentives), fringe and perquisite plans, practices, programs, policies and arrangements generally provided to senior executives of the Company at a level commensurate with his position.

•	Relocation. Mr. You will be reimbursed for reasonable relocation and transitional housing and travel expenses, including a tax gross-up payment to cover all applicable taxes, and the Company will provide assistance in connection with the sale of his residences.

•	Termination Payment. Upon termination of Mr. You’s employment by the Company without cause or by Mr. You for good reason, within 30 days after the Company’s receipt of a fully executed release, the Company will pay to Mr. You a lump sum cash amount equal to two times the sum of (i) Mr. You’s annual base salary and (ii) his target bonus, or, if the target bonus has not been established, the prior year’s actual bonus. Upon a Change of Control (as defined in the Special Termination Agreement (described below)), in lieu of the payments described above, Mr. You will receive payments he is entitled to under the Special Termination Agreement.

•	Indemnification. We agreed to indemnify Mr. You with respect to his activities on behalf of the Company, for any failure of the Company to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and for certain other matters.

•	Managing Director Agreement. The Company and Mr. You have entered into a Managing Director Agreement, dated as of March 21, 2005. Pursuant to his Managing Director Agreement, the Company provides three months’ pay for certain terminations of his employment by the Company; provided, however, that Mr. You is not entitled to receive severance under the Managing Director Agreement if he is entitled to receive severance under the Employment Agreement or the Special Termination Agreement. In addition, the Managing Director Agreement contains non-competition and non-solicitation provisions for a period of two years after his termination or resignation.

•	Special Termination Agreement. The Company and Mr. You have entered into a Special Termination Agreement, dated as of March 21, 2005. The term of the Special Termination Agreement is three years (subject to potential one-year extensions) or, if later, two years after a Change of Control. The protective provisions of the Special Termination Agreement become operative only upon a Change of Control or, in certain circumstances, in anticipation of a Change of Control. In addition, if within six months prior to a Change of Control, Mr. You’s employment is terminated except for cause or he terminates for good reason, all stock awards will immediately vest. If, after a Change of Control and during the term of the Special Termination Agreement, we terminate Mr. You’s employment other than for Cause (as defined in the Special Termination Agreement) or if he terminates his employment for specified reasons (including if his responsibilities have been materially reduced or adversely modified or his compensation has been reduced), Mr. You is entitled to certain benefits, including the payment of approximately three years’ compensation (based on salary plus bonus as specified in the Special Termination Agreement).

Judy A. Ethell. Effective as of July 1, 2005, we entered into the following arrangements with Judy A. Ethell, our Executive Vice President—Finance and Chief Accounting Officer:

•	Employment Agreement.

•	Compensation. Information regarding Ms. Ethell’s annual base and bonus compensation can be found in the “Summary Compensation Table” and the “Option Grants During Fiscal 2005” table above. Ms. Ethell’s target bonus is at least 100% of her base salary.

•	Benefits/Long-Term Incentives. Ms. Ethell is entitled to participate in all employee benefit (including long-term incentives), fringe and perquisite plans, practices, programs, policies and arrangements generally provided to senior executives of the Company at a level commensurate with her position.

•	Relocation. Ms. Ethell will be reimbursed for reasonable relocation and transitional housing and travel expenses, including a tax gross-up payment to cover all applicable taxes, and the Company will provide assistance in connection with the sale of her principal residence.

•	Termination Payment. Upon termination of Ms. Ethell’s employment by the Company without cause or by Ms. Ethell for good reason, within 30 days after the Company’s receipt of a fully executed release, the Company would pay to Ms. Ethell a lump sum cash amount equal to the sum of (i) Ms. Ethell’s annual base salary and (ii) her target bonus, or, if the target bonus has not been established, the prior year’s actual bonus. Upon a Change of Control (as defined in the Special Termination Agreement (described below)), in lieu of the payments described above, Ms. Ethell will receive payments she is entitled to under the Special Termination Agreement.

•	Indemnification. We agreed to indemnify Ms. Ethell with respect to her activities on behalf of the Company, for any failure of the Company to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and for certain other matters.

•	Managing Director Agreement. The Company and Ms. Ethell have entered into a Managing Director Agreement, dated as of July 1, 2005. Pursuant to the Managing Director Agreement, the Company provides three months’ notice or pay in lieu of notice for certain terminations of her employment by the Company; provided, however, that Ms. Ethell is not entitled to receive severance under the Managing Director Agreement if she is entitled to receive severance under the Employment Agreement or the Special Termination Agreement. In addition, the Managing Director Agreement contains non-competition and non-solicitation provisions for a period of two years after her termination or resignation.

•	Special Termination Agreement. The Company and Ms. Ethell entered into a Special Termination Agreement, dated as of July 1, 2005. The term of the Special Termination Agreement is three years (subject to potential one-year extensions) or, if later, two years after a Change of Control. The term of the Special Termination Agreement is three years (subject to potential one-year extensions) or, if later, two years after a Change of Control. The protective provisions of the Special Termination Agreement become operative only upon a Change of Control or, in certain circumstances, in anticipation of a Change of Control. In addition, if within six months prior to a Change of Control, Ms. Ethell’s employment is terminated except for cause or she terminates for good reason, all stock awards will immediately vest. If, after a Change of Control and during the term of the Special Termination Agreement, we terminate Ms. Ethell’s employment other than for Cause (as defined in the Special Termination Agreement) or if she terminates her employment for specified reasons (including if her responsibilities have been materially reduced or adversely modified or her compensation has been reduced), Ms. Ethell is entitled to certain benefits, including the payment of approximately three years’ compensation (based on salary plus bonus as specified in the Special Termination Agreement).

On October 3, 2006, the Company and Judy Ethell entered into a letter agreement relating to the rescission of the grants of nonqualified stock options and restricted stock units (“RSUs”) made to her by the Company in July 2005 in connection with her employment as the Company’s Executive Vice President—Finance and Chief Accounting Officer. On July 1, 2005, Ms. Ethell received a grant for 292,000 RSUs and a stock option grant to purchase 600,000 shares of common stock (collectively, the “2005 Awards”). The 2005 Awards were intended to be modified to be of effect only after the Company had become current in its SEC filings; however, the rationale behind this approach has now been reconsidered by the Company. As a result, the 2005 Awards were canceled and the Compensation Committee of the Board approved subsequent grants to Ms. Ethell made under the LTIP, effective as of September 19, 2006 (the “2006 Awards”). In accordance with the letter agreement, Ms. Ethell and the Company have agreed that the 2005 Awards will be replaced by the 2006 Awards.

The 2006 Awards are as follows:

•	RSUs (the “2006 RSU Awards”):

•	An initial grant of 292,000 RSUs, of which 204,400 fully vested on September 19, 2006, the date of grant, and, subject to the achievement of certain performance criteria an additional 29,200 shares will vest on July 1 in each of 2007, 2008 and 2009.

•	An additional grant of 94,000 RSUs, of which 25% was fully vested on the September 19, 2006 date of grant, and, subject to the achievement of certain performance criteria, an additional 25% will vest on July 1 in each of 2007, 2008 and 2009.

•	For the 2006 RSU Awards, all unvested RSUs will immediately vest upon a “Change of Control” of the Company. If Ms. Ethell’s employment is terminated by the Company without ‘‘cause” or by Ms. Ethell for “good reason”, the portion of her RSUs scheduled to vest on the next anniversary of her hire date following the termination date will vest as of the termination date.

•	Stock Options: An initial grant of stock options to purchase 600,000 shares at an exercise price of $8.70 per share, the closing price of the Company’s common stock on the September 19, 2006 grant date. The stock options vest as follows: 25% was fully vested on the date of grant, and, subject to the achievement of certain performance criteria, will vest on July 1 in each of 2007, 2008 and 2009. All unvested options will immediately vest upon a “Change of Control” of the Company or a termination of employment due to death or disability. If Ms. Ethell’s employment is terminated by the Company without “cause” or by Ms. Ethell for “good reason,” the portion of her options scheduled to vest on the next anniversary of her hire date following the termination date will vest as of the termination date.

Laurent C. Lutz. Effective as of October 17, 2006, the Board determined that Laurent C. Lutz, our General Counsel and Secretary, is an executive officer of the Company. Effective as of February 27, 2006, we had entered into the following arrangements with Mr. Lutz.

•	Employment Agreement.

•	Compensation.

•	Mr. Lutz’s annual base salary is $500,000 and he is eligible for an annual bonus with a target amount of 100% of his base salary upon achievement of pre-established performance goals (for fiscal 2006, Mr. Lutz’s performance goals are based on his achieving certain individual performance ratings).

•	Mr. Lutz was paid a signing bonus of $900,000 and he is also eligible for retention bonuses of $375,000 to be paid on each of the first and second anniversaries of his effective date of employment.

•	On the earlier of: (i) the date an effective registration statement on Form S-8 is filed or is on file and (ii) the date, if any, we cease to be a reporting company under the Exchange Act, we will grant to Mr. Lutz RSUs having an aggregated value of $1.75 million, subject to the following terms and conditions:

•	On June 30, 2006 and on December 31 in each of 2007, 2008, 2009 and 2010, if RSUs have been granted as of such date, a portion of the grant will vest, depending on the date of the grant; and

•	If RSUs have not been granted, subject to certain conditions, Mr. Lutz will receive cash payments (which will reduce the value of any RSUs to be granted) of $525,000 on July 1, 2006 (which was paid), $525,000 on June 30, 2007 and $175,000 on December 31 in each of 2007, 2008, 2009 and 2010.

•	Upon a Change in Control (as such term is defined in the LTIP), all unvested, restricted stock units will immediately vest, or, if the RSU award described above has not been granted, all unvested cash award payments described above will become immediately due and payable, subject to certain conditions.

•	Upon the termination of Mr. Lutz’s employment by the Company without cause or by Mr. Lutz for good reason, the portion of his RSUs (or corresponding cash award payment) scheduled to vest on the next vesting date following the termination date (or, in the case of a cash award payment related to a termination occurring prior to July 1, 2007, the next 2 vesting dates) will vest as of the termination date.

•	Benefits/Long-Term Incentives. Mr. Lutz is entitled to participate in all employee benefit (including long-term incentives), fringe and perquisite plans, practices, programs, policies and arrangements generally provided to senior executives of the Company at a level commensurate with his position.

•	Legal Fees and 409A Gross-Up. Under the employment agreement, we reimburse Mr. Lutz for reasonable legal fees in connection with the negotiation and drafting of his employment arrangements. In addition, Mr. Lutz is entitled to receive a gross up for any payment to him under any of his agreements that would be subject to a surtax imposed by Section 409A of the Internal Revenue Code or for any interest or penalties thereon.

•	Severance. Upon termination of Mr. Lutz’s employment by the Company without cause or by Mr. Lutz for good reason, within 30 days after the Company’s receipt of a fully executed release, the Company would pay to Mr. Lutz a lump sum cash amount equal to the sum of (i) Mr. Lutz’s annual base salary (or, if Mr. Lutz terminates for good reason, one and one-half times his annual salary) and (ii) his then current target bonus. Upon a Change of Control (as defined in the Special Termination

Agreement (described below)), in lieu of the payments described above, Mr. Lutz will receive payments he is entitled to under the Special Termination Agreement.

•	Indemnification. We agreed to indemnify Mr. Lutz in the event that any activity he undertakes on behalf of the Company is challenged as being in violation of any agreement he may have with a prior employer and for certain other matters.

•	Managing Director Agreement. The Company and Mr. Lutz have entered into a Managing Director Agreement, dated as of February 24, 2006. Pursuant to his Managing Director Agreement, the Company provides three months’ pay for certain terminations of his employment by the Company; provided, however, that Mr. Lutz is not entitled to receive severance under the Managing Director Agreement if he is entitled to receive severance under the Employment Agreement or the Special Termination Agreement. In addition, the Managing Director Agreement contains non-competition and non-solicitation provisions for a period of two years after his termination or resignation.

•	Special Termination Agreement. The Company and Mr. Lutz have entered into a Special Termination Agreement, dated as of February 24, 2006. The term of the Special Termination Agreement is three years (subject to potential one-year extensions) or, if later, two years after a Change of Control. The protective provisions of the Special Termination Agreement become operative only upon a Change of Control or, in certain circumstances, in anticipation of a Change of Control. In addition, if within six months prior to a Change of Control, Mr. Lutz’s employment is terminated except for cause or he terminates for good reason, all stock awards will immediately vest. If, after a Change of Control and during the term of the Special Termination Agreement, we terminate Mr. Lutz’s employment other than for Cause (as defined in the Special Termination Agreement) or if he terminates his employment for specified reasons (including if his responsibilities have been materially reduced or adversely modified or his compensation has been reduced), Mr. Lutz is entitled to certain benefits, including the payment of approximately three years’ compensation (based on salary plus bonus as specified in the Special Termination Agreement).

Roderick C. McGeary. Effective as of November 10, 2004, Roderick C. McGeary became our Chief Executive Officer and the Chairman of the Board. Pursuant to his executive compensation program, Mr. McGeary received base cash compensation at an annual rate of $750,000 for fiscal 2005, was eligible for annual variable cash compensation equal to approximately 100% of his base cash compensation based on the achievement of specific performance goals, and received a non-qualified stock option grant to purchase up to 450,000 shares of common stock of the Company at an exercise price of $9.00 per share. The options, the vesting of which accelerated in connection with the appointment of Mr. You as our Chief Executive Officer, currently are fully vested. Mr. McGeary continues to serve the Company in a full-time capacity, focusing on clients, employees and business partners. Mr. McGeary’s annual variable cash compensation for 2005 is based on his achievement of financial goals relating to earnings per share and management goals such as supporting the search for a new chief executive officer, enhancing the senior management team and implementing compensation plans. On January 28, 2006, the Compensation Committee approved a conditional grant of RSUs to Mr. McGeary with an aggregate value of $250,000. The award was based on 2005 performance and will be granted when we become current in our SEC filings. The RSUs are expected to vest 25% on January 1 in each of 2007, 2008, 2009 and 2010. Mr. McGeary’s annual salary for 2006 was set at $650,160.

Managing Director Compensation Plan

In 2005, the Compensation Committee of the Board approved and authorized the development of a new Managing Director Compensation Plan (the “MD Compensation Plan”), a comprehensive cash and equity-based compensation program for the managing directors of the Company, which is intended to replace the previous cash-based compensation program for such individuals. Implementation and approval of equity components of the MD Compensation Plan have been deferred until we become current in our SEC filings. The equity components of the MD Compensation Plan remain subject to approval by our stockholders.

Overview.  The MD Compensation Plan is a pay-for-performance plan. The MD Compensation Plan provides that a managing director’s compensation may include the following components: (i) RSUs; (ii) target compensation (which may be in cash or equity); (iii) performance compensation; and (iv) breakthrough awards.

Eligibility and Participation.  Generally, all managing directors, including our executive officers, are eligible to participate in the MD Compensation Plan. Certain business development managing directors who participate in another defined compensation plan of the Company, however, will not be eligible. In addition, implementation of the MD Compensation Plan for those managing directors residing outside of the U.S. will be subject to compliance with local law. Participation in the MD Compensation Plan is automatic for those managing directors who are eligible to participate.

Compensation Components.  Under the MD Compensation Plan a managing director’s compensation may include the following components: (i) RSUs; (ii) target compensation; (iii) performance compensation; and (iv) breakthrough awards.

•	RSUs. The MD Compensation Plan provides for managing directors to be awarded RSUs.

•	Target Cash Compensation. The MD Compensation Plan will provide that each participating managing director will receive a target compensation amount equal to the number of “target compensation units” assigned to that managing director (as determined by his or her performance manager and other appropriate approvals) multiplied by the unit value assigned by the Chairman of the Board and the Chief Executive Officer, except that each executive officer’s target compensation will be determined by the Compensation Committee. Target compensation will be divided into base units and reserve units. Base units will be paid in cash on our normal payroll schedule. After we have become current in our SEC filings, reserve units will be paid on a two-quarter lag, provided that (i) the managing director is employed on the payment date (subject to limited exceptions), (ii) the managing director achieves a minimum required performance rating, and (iii) the Company achieves certain business objectives.

•	Performance Units. If a managing director achieves a high performance rating and we achieve certain business objectives, the managing director may also be awarded performance units, expressed as a percentage of the managing director’s target compensation units. In assigning a performance rating, we consider factors including the managing director’s core professional values, contribution to our performance, teamwork, initiative and client satisfaction. 50% of a managing director’s performance units will be paid in the year following the performance year and the remaining 50% will be paid one year later. For the 2006 performance year, however, two-thirds of performance units will be paid in 2007 and one-third will be paid in 2008.

•	Breakthrough Awards. The executive committee, in its sole discretion, may allocate additional awards to reward a managing director for breakthrough innovation that substantially benefits the Company. These awards may be made in the form of (i) cash (ii) units, or (iii) other equity awards. Breakthrough awards may not exceed 10% of the total managing director target compensation pool for the applicable year.

Deferred Compensation Plans

We have a “Deferred Compensation Plan” and a “Managing Directors Deferred Compensation Plan.” The two plans are substantially identical. The following description of our deferred compensation plans is not complete and is qualified by reference to the full text of the plans, which have been filed as exhibits to this Annual Report.

Our deferred compensation plans are designed to permit a select group of management and highly compensated employees who contribute materially to our continued growth, development and future business success to accumulate additional income for retirement and other personal financial goals through plans that enable the participants to make elective deferrals of compensation to which they will become entitled to in the future. Our deferred compensation plans are nonqualified and unfunded, and participants are unsecured general creditors of the Company as to their accounts.

Eligibility. Managing directors, including our Named Executive Officers, and other highly compensated executives selected by the plans’ administrative committee are eligible to participate in the plans.

Elective Contributions. Plan participants may elect to make a pre-tax deferral of a portion of their annual base salary, subject to maximum and minimum percentage limitations. Participants may defer a minimum of 0% and a maximum of 50% of annual base salary in a calendar year.

Matching Contributions. The deferred compensation plans allows us, in the discretion of the administrative committee, to make matching contributions with respect to participants. We currently do not match amounts participants elect to defer under our deferred compensation plans.

Trusts. We have established trusts for each of the deferred compensation plans. At least annually, we are required to transfer to the trusts an amount that we believe is sufficient to provide, on a present value basis, for our future liabilities under the deferred compensation plan, taking into consideration the value of the assets in the trusts at the time of the transfer.

Distributions. Subject to certain limitations, distributions of benefits from participants’ accounts under the deferred compensation plans will be made upon the first to occur of: the participant’s disability, the participant’s death, the first day the participant is no longer an employee, the termination of the deferred compensation plan, or a date designated by the participant on an election form. The distribution of benefits to the participant will be made in accordance with the election made by the participant, in a lump sum or in equal annual installments over a period of not less than two years and not more than 15 years. If the participant dies before the entire account balance is distributed, the unpaid balance will be paid to the participant’s beneficiary in a lump sum.

Change in Control. If the deferred compensation plans are terminated due to a change in control, benefits will be paid in a lump sum within five business days of the change in control. Upon and after the occurrence of a change in control, the administrator shall be an independent third party selected by the trustee of the trust and approved by the individual who, immediately prior to such event, was our Chief Executive Officer or, if not so identified, our highest ranking officer.

Other Equity Plan Information

Effective as of September 14, 2006, the previously announced temporary blackout period pursuant to Regulation BTR ended because the Company’s 401(k) Plan was amended to permanently prohibit participant purchases and Company contributions of Company common stock under the 401(k) Plan.

Director Compensation

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

Under our LTIP, non-employee directors receive stock option grants of 15,000 shares of common stock upon their initial election, and the Chair of the Audit Committee receives an additional 5,000-share stock option grant upon his or her initial appointment to this position. Each director also receives an additional grant of 8,000 shares of restricted common stock immediately following each annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of More Than Five Percent

The following table sets forth the only persons known by us, as of November 1, 2006, to be beneficial owners or more than five percent of our common stock.

	Common Stock
		Percentage of
Name and Address of 5% Holders of Common Stock	Number of Shares	Shares Outstanding
Ariel Capital Management, LLC (1)	29,350,008	14.6%
200 E. Randolph Drive, Suite 2900 Chicago, IL 60601

Hotchkis and Wiley Capital Management, LLC (2)	16,396,900	8.1%
725 South Figueroa Street, 39th Floor Los Angeles, CA 90017-5439

Goldman Sachs Asset Management, L.P. (3)	16,038,327	8.0%
32 Old Slip New York, NY 10005

Glenview Capital Management, LLC (4)	14,508,888	7.2%
3939 Park Avenue, Floor 39 New York, NY 10022

Franklin Resources, Inc. (5)	13,334,622	6.6%
One Franklin Parkway San Mateo, CA 94403-1906

(1)	Represents shares beneficially held by Ariel Capital Management, LLC (“Ariel”), as reported on a Schedule 13G filed on February 13, 2006. Ariel has sole voting power with respect to 25,940,058 shares and sole dispositive power with respect to 29,338,208 shares. These shares are beneficially owned by investment advisory clients of Ariel.
(2)	Represents shares beneficially held by Hotchkis and Wiley Capital Management, LLC (“Hotchkis”), as reported on a Schedule 13G filed on February 14, 2006. Hotchkis has sole voting power with respect to 14,418,600 shares and sole dispositive power with respect to 16,396,900 shares.
(3)	Represents shares beneficially held by Goldman Sachs Asset Management, L.P. (“Goldman Sachs”), as reported on a Schedule 13G filed on February 3, 2006. Goldman Sachs has sole voting power with respect to 15,664,530 shares and sole dispositive power with respect to 16,038,327 shares.
(4)	Represents shares beneficially held by Glenview Capital Management, LLC (“Glenview”), Glenview Capital GP, LLC (“Glenview GP”) and Lawrence M. Robbins, as reported on a Schedule 13G filed on February 14, 2006. Glenview serves as investment manager to various entities and as such may be deemed to have voting and dispositive power of such shares. Glenview GP is a general partner of, and serves as the sponsor of, various funds and as such, may be deemed to have voting and dispositive power over such shares. Mr. Robbins is the Chief Executive Officer of Glenview and Glenview GP.
(5)	Represents shares beneficially held by Franklin Resources, Inc. (“FRI”), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc., as reported on a Schedule 13G filed on January 10, 2006. The shares are beneficially owned by one or more open or closed-end investment companies or other managed accounts that are investment advisory clients of investment advisors that are direct and indirect subsidiaries of FRI, with such investment advisory subsidiaries having investment and/or voting power of such shares. Charles B. Johnson and Rupert H. Johnson each own in excess of 10% of the outstanding common stock of FRI and may be deemed to be beneficial owners of such shares for purposes of Rule 13d-3 of the Exchange Act. FRI, Messrs. Johnson and Johnson and each adviser subsidiary disclaim any economic interest or beneficial ownership in such shares.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of November 1, 2006, information regarding the beneficial ownership of our common stock held by (i) each of our directors and Named Executive Officers and (2) all of our directors and executive officers as a group. To our knowledge, except as otherwise indicated, each of the persons or entities listed below has sole voting and investment power with respect to the shares beneficially owned by him or her. “Beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that he or she has the right to acquire within 60 days of November 1, 2006. Any shares that a person has the right to acquire within 60 days of November 1, 2006 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock
		Percentage of
Name and Address (1)	Number of Shares	Shares Outstanding
Harry L. You (2)	510,000	*
Roderick C. McGeary (3)	565,857	*
Douglas C. Allred (4)	35,000	*
Betsy J. Bernard (5)	23,000	*
Judy A. Ethell (6)	377,900	*
Spencer Fleischer (7)	15,000	*
Wolfgang Kemna (8)	35,000	*
Albert L. Lord (9)	42,600	*
Alice M. Rivlin (10)	40,000	*
Richard J. Roberts (11)	535,408	*
J. Terry Strange (12)	41,000	*
All executive officers and directors as a group (12 persons) (13)	2,220,765	*

*	Less than 1% of our common stock outstanding.
(1)	The address for all persons listed is c/o BearingPoint, Inc., 1676 International Drive, McLean, Virginia 22102 USA.
(2)	Includes 500,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006.
(3)	Includes 472,928 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006.
(4)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006.
(5)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006.
(6)	Includes 150,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006.
(7)	Consists of 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006. Mr. Fleischer is a senior managing member of Friedman Fleischer & Lowe GP II, LLC, a Delaware limited liability company (“FFL GP”). FFL GP is the general partner of Friedman Fleischer & Lowe GP II, L.P., which is the general partner of each of Friedman Fleischer & Lowe Capital Partners II, L.P. (“FFL Capital Partners”), FFL Parallel Fund II, L.P. (“FFL Parallel Fund”) and FFL Executive Partners II, L.P. (“FFL Executive Partners,” and together with FFL Capital Partners and FFL Parallel Fund, the “FFL Funds”). The FFL Funds are the owners of record of $40,000,000 of initial principal amount of 0.50% Convertible Senior Subordinated Debentures due July 2010. Mr. Fleischer disclaims any beneficial ownership of the securities owned by the FFL Funds, except to the extent of his pecuniary interest therein, if any.
(8)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006.
(9)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006.
(10)	Includes 20,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006.
(11)	Includes 4,301 shares held through a family trust, 149,782 vested RSUs with a settlement date of January 1, 2006 that have not yet been settled and 282,541 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006.
(12)	Includes 20,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006.
(13)	Includes 1,599,636 shares of common stock that may be acquired through the exercise of stock options within 60 days of September 15, 2006 and 149,782 vested RSUs with a settlement date of January 1, 2006 that have not yet been settled.

Equity Compensation Plan Information
(as of December 31, 2005)

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity Compensation Plans Approved by Security Holders	56,377,019	$11.50	25,242,619	(1)(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	56,377,019	$11.50	25,242,619

(1)	Includes 7,539,483 shares of common stock available for grants of stock options, restricted stock, stock appreciation rights and other stock-based awards under our LTIP and 17,703,136 shares of common stock available for issuance under our ESPP.
(2)	Under our LTIP, the number of shares of common stock authorized for grants or awards under the plan adjusts automatically based upon the following formula: authorized shares is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of common stock and (y) the number of authorized shares. Under our ESPP, the number of shares of our common stock that may be purchased is 3,766,096 shares, plus an annual increase on the first day of each of our fiscal years beginning on July 1, 2002 and ending on June 30, 2026 equal to the lesser of (i) 5,946,467 shares, (ii) three percent of the shares outstanding on the last day of the immediately preceding fiscal year or (iii) a lesser number of shares as determined by our Board or the Compensation Committee of the Board.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Friedman Fleischer & Lowe, LLC / Spencer C. Fleischer

On July 15, 2005, we issued $40,000,000 aggregate principal amount of our July 2005 Senior Debentures and common stock warrants to purchase up to 3,500,000 shares of our common stock pursuant to a securities purchase agreement, dated July 15, 2005 (the “FF&L Purchase Agreement”), among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC (the “FF&L Purchasers”). In accordance with the terms of the FF&L Purchase Agreement, Mr. Spencer C. Fleischer was appointed to our Board as a Class I Director (with a term that expires in 2007) effective July 15, 2005. Mr. Fleischer is a senior managing member and Vice Chairman of Friedman Fleischer & Lowe GP II, LLC, the general partner of Friedman Fleischer & Lowe GP II, LP, which is the general partner of several investment funds that make investments in private and public companies in the United States and Bermuda; he has served in this capacity since 1998. If Mr. Fleischer ceases to be affiliated with the FF&L Purchasers or ceases to serve on the Board, so long as the FF&L Purchasers together hold at least 40% of the original principal amount of the July 2005 Senior Debentures, the FF&L Purchasers or their designees have the right to designate a replacement director to our Board.

Judy Ethell / Robert Glatz

Effective as of August 22, 2005, Robert Glatz was appointed Executive Vice President—Corporate Development, a managing director and a member of our executive team. Robert Glatz is the spouse of Judy Ethell, Executive Vice President—Finance and Chief Accounting Officer. In connection with his employment, Mr. Glatz will be entitled to the following: (a) base salary of $500,000; (b) 300,000 RSUs, with vesting as follows: 180,000 RSUs on December 31, 2005 and 30,000 RSUs on each of August 22, 2006, 2007, 2008 and 2009; (c) eligible to receive an annual bonus with a target amount equal to 100% of his base salary; and (d) sign-on bonus of $500,000. In addition, we have provided or will provide to Mr. Glatz relocation assistance, indemnification to the fullest extent permitted by law with respect to his activities on behalf of the Company and for other tax related issues, and employee benefit plans generally provided to senior executives of the Company. In addition, as a managing director, Mr. Glatz is a party to the Managing Director Agreement (with certain changes to the defined terms “Good Reason” and “Change of Control”) and the Special Termination Agreement. Pursuant to these agreements, upon termination of Mr. Glatz’s employment, we will pay to Mr. Glatz: (i) any earned but unpaid base salary through the date of termination; (ii) any earned but unpaid annual bonus for the preceding year, provided that his employment terminates after the payment date for the annual bonus; (iii) any unpaid accrued personal days; (iv) if we terminate his employment without Cause or he terminates for Good Reason, we will pay to him a lump sum cash amount equal to his annual base salary within 30 days after receipt of an executed release and pay his premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for up to 18 months; and (v) any other amounts due under any of our benefit plans.

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

Independent Registered Public Accountant’s Fees

During fiscal years 2005 and 2004, our independent registered public accountants, PricewaterhouseCoopers LLP, billed us the fees set forth below in connection with services rendered by them:

	Fiscal Year Ended,
Type of Fee	December 31, 2005	December 31, 2004

Audit Fees (1)	$33,900,000	$26,678,900
Audit Related Fees (2)	159,300	229,600
Tax Fees (3)	1,956,800	1,761,600
All Other Fees (4)	33,000	—

Total	$36,049,100	$28,670,100

(1)	Audit fees include audits of consolidated financial statements, reviews of unaudited quarterly financial statements and services that are normally provided by independent auditors in connection with statutory and regulatory filings.
(2)	Audit related fees include assurance and related services provided by our independent auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included above under “Audit Fees.” These services principally include audits of employee benefit plans, accounting consultations, and other services in connection with regulatory reporting requirements.
(3)	Tax services principally include consultation in connection with tax compliance, tax consultations and tax planning.
(4)	All other fees include licenses to technical accounting research software.

PART IV.

Item 15.	EXHIBITS

(a)(1) The financial statements of the Company required in response to this Item are incorporated by reference from Item 8 of this Report.

     (2) See the exhibits listed below under Item 15(b).

(b) Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.2	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.3	Non-Competition Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

10.4	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1.

10.5	Form of Member Distribution Agreement for KPMG Consulting Non-Qualified Employees, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form S-1.

10.6	Form of Member Agreement for KPMG Consulting Non-Eligible Employees, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form S-1.

10.7	Form of Managing Director Agreement, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended June 30, 2003.

10.8	Form of Amendment to the Managing Director Agreement, dated as of January 31, 2005, between the Company and David W. Black and certain executive officers, which is incorporated by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description

10.9	Form of Amended Managing Director Agreement, which is incorporated by reference to Exhibit 10.9 from the Company’s Form 10-K for the year ended December 31, 2004.

10.10	Stock Purchase Agreement dated as of December 29, 1999, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1.

10.11	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.12	Irrevocable Waiver, dated May 17, 2004, by Cisco Systems, Inc. with respect to the Investor Rights Agreement, dated January 31, 2000 and the Stock Purchase Agreement, dated December 29, 1999, which is incorporated herein by reference to Exhibit 10.49 of the Company’s Form S-1/A (Registration No. 333-100199).

10.13	Alliance Agreement, dated as of December 29, 1999, between Cisco Systems, Inc. and KPMG LLP and related amendment, which is incorporated herein by reference to Exhibit 10.13 from the Company’s Form S-1.

10.14	Amendment No. 1 to Alliance Agreement, dated as of December 1, 2000, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form 10-K for the year ended June 30, 2001.

10.15	Amendment No. 2 to Alliance Agreement, dated March 4, 2002, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ended March 31, 2002.

10.16	Oracle Partnernetwork Worldwide Agreement, dated as of May 30, 2002, between the Company and Oracle Corporation, which is incorporated herein by reference to Exhibit 10.14 from the Company’s Form 10-K for the year ended June 30, 2003.

10.17	Amendment One to the Oracle Partnernetwork Worldwide Agreement, dated May 30, 2002, between the Company and Oracle Corporation, which is incorporated herein by reference to Exhibit 10.15 from the Company’s Form 10-K for the year ended June 30, 2003.

10.18	SAP Global Partner-Services Agreement dated March 8, 2003, between the Company and SAP AG, which is incorporated herein by reference to Exhibit 10.16 from the Company’s Form 10-K for the year ended June 30, 2003.

10.19	Amended and Restated 2000 Long-Term Incentive Plan, effective November 4, 2003, which is incorporated herein by reference to Exhibit 10.17 from the Company’s Form S-1/A (Registration No. 333-100199).

10.20	Employee Stock Purchase Plan, as amended and restated December 9, 2005, which is incorporated by reference to Exhibit 10.21 from the Company’s Form 10-K for the year ended December 31, 2004.

10.21	Amended and Restated 401(k) Plan dated August 21, 2003, which is incorporated herein by reference to Exhibit 10.19 from the Company’s Form 10-K for the year ended June 30, 2003.

10.22	Amendment No. 1 to Amended and Restated 401(k) Plan dated April 29, 2004, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form S-1/A (Registration No. 333-100199).

10.23	Amendment No. 2 to Amended and Restated 401(k) Plan dated June 24, 2005, which is incorporated by reference to Exhibit 10.24 from the Company’s Form 10-K for the year ended December 31, 2004.

10.24	Amendment No. 3 to Amended and Restated 401(k) Plan dated August 22, 2005, which is incorporated by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description

10.25	Amendment No. 4 to Amended and Restated 401(k) Plan dated November 1, 2005, which is incorporated by reference to Exhibit 10.26 from the Company’s Form 10-K for the year ended December 31, 2004.

10.26	Deferred Compensation Plan, as amended and restated as of August 1, 2003, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form 10-K for the year ended June 30, 2003.

10.27	Amendment to Deferred Compensation Plan effective as of December 31, 2004, which is incorporated by reference to Exhibit 10.28 from the Company’s Form 10-K for the year ended December 31, 2004.

10.28	Amended and Restated BearingPoint, Inc. Managing Directors Deferred Compensation Plan dated January 1, 2006, which is incorporated by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended December 31, 2004.

10.29	Strategic Alliance Agreement dated as of December 27, 2000 among Qwest Communications International, Inc., KPMG Consulting, LLC, Softline Consulting & Integrators, Inc. and Qwest Cyber.Solutions LLC, which is incorporated herein by reference to Exhibit 10.26 from the Company’s Form S-1.

10.30	Amendment No. 2 to Amended and Restated Receivables Purchase Agreement, dated as of May 21, 2004, between KCI Funding Corporation, BearingPoint, Inc. and PNC Bank, National Association, as Administrator, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended June 30, 2004.

10.31	Purchase and Sale Agreement, dated as of May 22, 2000, between the Company and KCI Funding Corporation, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.32	Sale Agreement, dated as of May 22, 2000, between KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Amendment No. 1 to Form S-3 filed on March 15, 2002.

10.33	Waiver and First Amendment to Credit Agreement, dated as of August 20, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.34	Second Amendment to Credit Facility Agreement, dated November 14, 2002, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 8-K filed on November 27, 2002.

10.35	Third Amendment to Credit Facility Agreement, dated May 13, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.37 from the Company’s Form 10-K for the year ended June 30, 2003.

10.36	Fourth Amendment to Credit Facility Agreement, dated November 25, 2003, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

10.37	Fifth Amendment to Credit Facility Agreement, dated March 19, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

Exhibit No.	Description

10.38	Sixth Amendment to Credit Facility Agreement, dated September 13, 2004, by and among the Company, the Guarantors, the Banks, and PNC Bank, National Association, as Administrative Agent, which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 17, 2004.

10.39	Credit Agreement, dated as of December 17, 2004, among the Company, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, JPMorgan Chase Bank, N.A. as Syndication Agent and L/C Issuer, and the Lenders party thereto, which is incorporated by reference to Exhibit 10.44 from the Company’s Form 10-K for the year ended December 31, 2004.

10.40	Amendment No. 1 to the Credit Agreement, dated as of March 17, 2005 by and among the Company, each of the Guarantors, each Lender signatory thereto, and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and an L/C Issuer, which is incorporated by reference to Exhibit 10.45 from the Company’s Form 10-K for the year ended December 31, 2004.

10.41	Amendment No. 2 to the Credit Agreement, dated as of March 24, 2005, by and among the Company, each of the Guarantors, each Lender signatory thereto, and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and an L/C Issuer, which is incorporated by reference to Exhibit 10.46 from the Company’s Form 10-K for the year ended December 31, 2004.

10.42	Securities Pledge Agreement, dated as of December 23, 2004, by BearingPoint, Inc., each domestic subsidiary of the Borrower and Bank of America, N.A., as Administrative Agent, which is incorporated by reference to Exhibit 10.47 from the Company’s Form 10-K for the year ended December 31, 2004.

10.43	Security Agreement, dated as of December 23, 2004, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, which is incorporated by reference to Exhibit 10.48 from the Company’s Form 10-K for the year ended December 31, 2004.

10.44	Amendment No. 1 to Security Agreement, dated as of April 26, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, which is incorporated by reference to Exhibit 10.49 from the Company’s Form 10-K for the year ended December 31, 2004.

10.45	Guaranty Agreement, dated as of December 23, 2004, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, which is incorporated by reference to Exhibit 10.50 from the Company’s Form 10-K for the year ended December 31, 2004.

10.46	Amendment No. 1 to Guaranty Agreement, dated as of April 26, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, which is incorporated by reference to Exhibit 10.51 from the Company’s Form 10-K for the year ended December 31, 2004.

10.47	Letter of Credit Cash Collateral Agreement, dated as of April 26, 2005, by and among BearingPoint, Inc., the Administrative Agent and each of Bank of America, N.A. and JPMorgan Chase Bank, N.A., which is incorporated by reference to Exhibit 10.52 from the Company’s Form 10-K for the year ended December 31, 2004.

10.48	Amended and Restated Letter of Credit Cash Collateral Agreement, dated as of July 19, 2005, by and among BearingPoint, Inc., the Administrative Agent and each of Bank of America, N.A. and JPMorgan Chase Bank, N.A., which is incorporated by reference to Exhibit 10.53 from the Company’s Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description

10.49	Credit Agreement, dated as of July 19, 2005, among the Company, BearingPoint, LLC, UBS Securities LLC, as Lead Arranger, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent and UBS Loan Finance LLC, as Swingline Lender, and the Lenders and Guarantors party thereto, which is incorporated by reference to Exhibit 10.54 from the Company’s Form 10-K for the year ended December 31, 2004.

10.50	First Amendment to Credit Agreement, dated as of December 21, 2005 among the Company, BearingPoint, LLC, UBS Securities LLC, as Lead Arranger, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent and UBS Loan Finance LLC, as Swingline Lender, and the Lenders and Guarantors party thereto, which is incorporated by reference to Exhibit 10.55 from the Company’s Form 10-K for the year ended December 31, 2004.

10.51	Second Amendment to Credit Agreement, dated as of March 30, 2006, among the Company, BearingPoint, LLC, the guarantors thereto, the lenders thereto, and UBS AG, Stamford Branch, as administrative agent, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on March 31, 2006.

10.52	Third Amendment to Credit Agreement, dated as of July 19, 2006, among the Company, BearingPoint, LLC, the guarantors thereto, the lenders thereto, and UBS AG, Stamford Branch, as administrative agent, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on July 25, 2006.

10.53	Fourth Amendment to Credit Agreement, dated as of September 29, 2006, among BearingPoint, Inc., BearingPoint, LLC, the guarantors thereto, the lenders thereto, and UBS AG, Stamford Branch, as administrative agent, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on October 5, 2006.

10.54	Fifth Amendment to Credit Agreement, dated as of October 31, 2006, among BearingPoint, Inc., BearingPoint, LLC, the guarantors thereto, the lenders thereto, and UBS AG, Stamford Branch, as administrative agent, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on November 3, 2006.

10.55	Security Agreement, dated as of July 19, 2005, among the Company and BearingPoint, LLC, the guarantors party thereto and UBS AG, Stamford Branch, as Administrative Agent, which is incorporated by reference to Exhibit 10.56 from the Company’s Form 10-K for the year ended December 31, 2004.

10.56	Form of Revolving Note under the Credit Agreement, dated as of July 19, 2005, which is incorporated by reference to Exhibit 10.57 from the Company’s Form 10-K for the year ended December 31, 2004.

10.57	Form of Swingline Note under the Credit Agreement, dated as of July 19, 2005, which is incorporated by reference to Exhibit 10.58 from the Company’s Form 10-K for the year ended December 31, 2004.

10.58	Promissory Note, dated as of October 1, 2001, executed by David W. Black, which is incorporated herein by reference to Exhibit 10.35 from the Company’s Form 10-K for the year ended June 30, 2002.

10.59	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.60	Form of Amended and Restated Special Termination Agreement, which is incorporated by reference to Exhibit 10.64 from the Company’s Form 10-K for the year ended December 31, 2004.

10.61	Form of Special Termination Agreement, made as of November 7, 2001, between the Company and Certain Executive Officers and Other Key Executives, which is incorporated herein by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ended December 31, 2001.

Exhibit No.	Description

10.62	Form of 2.50% Series A Convertible Subordinated Debentures due 2024, which is incorporated by reference to Exhibit 10.66 from the Company’s Form 10-K for the year ended December 31, 2004.

10.63	Form of 2.75% Series B Convertible Subordinated Debentures due 2024, which is incorporated by reference to Exhibit 10.67 from the Company’s Form 10-K for the year ended December 31, 2004.

10.64	Purchase Agreement, dated as of December 16, 2004, among the Company and the Initial Purchasers named therein, which is incorporated by reference to Exhibit 10.68 from the Company’s Form 10-K for the year ended December 31, 2004.

10.65	Indenture, dated as of December 22, 2004, by and between the Company and The Bank of New York, as trustee, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on March 10, 2006.

10.66	First Supplemental Indenture, dated as of November 7, 2006, between BearingPoint, Inc. and The Bank of New York, as trustee under the Indenture, dated as of December 22, 2004, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on November 8, 2006.

10.67	Resale Registration Rights Agreement, dated December 22, 2004, between the Company and the Initial Purchasers, which is incorporated by reference to Exhibit 10.70 from the Company’s Form 10-K for the year ended December 31, 2004.

10.68	Form of 5.00% Convertible Senior Subordinated Debentures due 2025, which is incorporated by reference to Exhibit 10.71 from the Company’s Form 10-K for the year ended December 31, 2004.

10.69	Form of Securities Purchase Agreement, dated April 21, 2005, among the Company and the purchasers named therein, which is incorporated by reference to Exhibit 10.72 from the Company’s Form 10-K for the year ended December 31, 2004.

10.70	Indenture, dated as of April 27, 2005, by and between the Company and the Bank of New York, as trustee, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on March 10, 2006.

10.71	First Supplemental Indenture, dated as of November 2, 2006, between BearingPoint, Inc. and The Bank of New York, as trustee under the Indenture, dated as of April 27, 2005, providing for the issuance of an aggregate principal amount of $200,000,000 of 5.00% Convertible Senior Subordinated Debentures Due 2025, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed on November 3, 2006.

10.72	Registration Rights Agreement, dated April 27, 2005, between the Company and the placement agents, which is incorporated by reference to Exhibit 10.74 from the Company’s Form 10-K for the year ended December 31, 2004.

10.73	Securities Purchase Agreement, dated July 15, 2005, among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.75 from the Company’s Form 10-K for the year ended December 31, 2004.

10.74	Form of 0.50% Convertible Senior Subordinated Debentures due July 2010, which is incorporated by reference to Exhibit 10.76 from the Company’s Form 10-K for the year ended December 31, 2004.

10.75	Form of Warrant Certificate, dated July 15, 2005, which is incorporated by reference to Exhibit 10.77 from the Company’s Form 10-K for the year ended December 31, 2004.

10.76	Registration Rights Agreement, dated July 15, 2005, between the Company and Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.78 from the Company’s Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description

10.77	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.78	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.79	Form of Restricted Stock Unit agreement under the Company’s 2000 Long-Term Incentive Plan for managing directors and employees, which is incorporated by reference to Exhibit 10.81 from the Company’s Form 10-K for the year ended December 31, 2004.

10.80	Executive Compensation Program, effective as of November 10, 2004, between the Company and Roderick C. McGeary, which is incorporated by reference to Exhibit 10.83 from the Company’s Form 10-K for the year ended December 31, 2004.

10.81	Employment Letter, effective as of January 14, 2005, between the Company and Joseph Corbett, which is incorporated by reference to Exhibit 10.84 from the Company’s Form 10-K for the year ended December 31, 2004.

10.82	Independent Contractor Letter Agreement, dated May 24, 2005 between the Company and Joseph Corbett, which is incorporated by reference to Exhibit 10.85 from the Company’s Form 10-K for the year ended December 31, 2004.

10.83	Employment Letter, effective as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.86 from the Company’s Form 10-K for the year ended December 31, 2004.

10.84	Managing Director Agreement, dated as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.87 from the Company’s Form 10-K for the year ended December 31, 2004.

10.85	Restricted Stock Unit Agreement, dated March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.88 from the Company’s Form 10-K for the year ended December 31, 2004.

10.86	Special Termination Agreement, dated as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.89 from the Company’s Form 10-K for the year ended December 31, 2004.

10.87	Stock Option Agreement, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.90 from the Company’s Form 10-K for the year ended December 31, 2004.

10.88	Employment Letter, effective as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.91 from the Company’s Form 10-K for the year ended December 31, 2004.

10.89	Restricted Stock Unit Agreement, dated July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.92 from the Company’s Form 10-K for the year ended December 31, 2004.

10.90	Special Termination Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.93 from the Company’s Form 10-K for the year ended December 31, 2004.

10.91	Employment Letter, effective as of February 24, 2006, between the Company and Laurent C. Lutz.

10.92	Managing Director Agreement, dated as of February 24, 2006, between the Company and Laurent C. Lutz.

10.93	Form of Special Termination Agreement.

Exhibit No.	Description

10.94	Special Termination Agreement, dated as of February 24, 2006, between the Company and Laurent C. Lutz.

10.95	Letter Agreement dated October 3, 2006, between the Company and Judy A. Ethell.

10.96	Restricted Stock Unit Agreement for 292,000 restricted stock units, dated September 19, 2006, between the Company and Judy A. Ethell.

10.97	Restricted Stock Unit Agreement for 94,000 restricted stock units, dated September 19, 2006, between the Company and Judy A. Ethell.

14.1	Code of Business Conduct and Ethics, which is incorporated herein by reference to Exhibit 14.1 of the Company’s Form 10-K for the transition period from July 1, 2003 to December 31, 2003.

21.1	List of subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEARINGPOINT, INC.

Date: November 20, 2006	By: /s/ Harry L. You Harry L. You Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 20, 2006.

Signature	Title

/s/ Harry L. You Harry L. You	Director, Chief Executive Officer (principal executive officer)

/s/ Judy A. Ethell Judy A. Ethell	Chief Financial Officer, Executive Vice President—Finance and Chief Accounting Officer (principal financial and accounting officer)

/s/ Roderick C. McGeary Roderick C. McGeary	Chairman of the Board of Directors

/s/ Douglas C. Allred Douglas C. Allred	Director

/s/ Betsy J. Bernard Betsy J. Bernard	Director

/s/ Spencer C. Fleischer Spencer C. Fleischer	Director

/s/ Wolfgang Kemna Wolfgang Kemna	Director

/s/ Albert L. Lord Albert L. Lord	Director

/s/ Alice M. Rivlin Alice M. Rivlin	Director

/s/ J. Terry Strange J. Terry Strange	Director

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEARINGPOINT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and 2004	F-7

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003	F-8

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003	F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003	F-11

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BearingPoint, Inc.:

We have completed integrated audits of BearingPoint, Inc.’s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and audits of its December 31, 2003 and June 30, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BearingPoint, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, for the six months ended December 31, 2003 and for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that BearingPoint, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because (1) the Company did not maintain an effective control environment over financial reporting, (2) the Company did not maintain effective controls, including monitoring, over the financial close and reporting process, (3) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of revenue, costs of service, accounts receivable, unbilled revenue, deferred contract costs, and deferred revenue, (4) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation, and disclosure of the accounts payable, other current liabilities, other long-term liabilities and related expense accounts, (5) the Company did not maintain effective controls over the completeness and accuracy of compensation expense, classified as costs of service, (6) the Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of payroll, employee benefit and other compensation liabilities and related expense accounts, (7) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of property and equipment and related depreciation and amortization expense, (8) the Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of the prepaid lease and long-term lease obligation accounts and the related amortization and lease rental expenses, and (9) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation and disclosure of income tax payable, deferred income tax assets and liabilities, the related valuation allowance and income tax expense, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

1. The Company did not maintain an effective control environment over financial reporting. Specifically, the Company identified the following material weaknesses:

•	Senior management did not establish and maintain a proper tone as to internal control over financial reporting. Specifically, senior management did not emphasize, through consistent communication, the importance of internal control over financial reporting and adherence to the code of business conduct and ethics.

•	The Company did not maintain a sufficient complement of personnel, either in the corporate offices or foreign locations with an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles and in internal control over financial reporting commensurate with financial reporting requirements.

•	The Company did not maintain and communicate sufficient formalized and consistent finance and accounting policies and procedures. The Company also did not maintain effective controls designed to prevent or detect instances of non-compliance with established policies and procedures specifically with respect to the application of accounting policies at foreign locations.

•	The Company did not enforce the consistent performance of manual controls designed to complement system controls over the North American financial accounting system. As a result, transactions and data were not completely and accurately recorded, processed and reported in the financial statements.

•	The Company did not maintain adequate controls to ensure that employees could report actual or perceived violations of policies and procedures. In addition, the Company did not have sufficient procedures to ensure the appropriate notification, investigation, resolution and remediation procedures were applied to reported violations.

The material weaknesses in the Company’s control environment described above contributed to the existence of the material weaknesses discussed in items 2 through 9 below. Additionally, these material weaknesses could result in a misstatement to substantially all of the Company’s financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2. The Company did not maintain effective controls, including monitoring, over the financial close and reporting process. Specifically, the Company identified the following material weaknesses in the financial close and reporting process:

•	The Company did not maintain formal, written policies and procedures governing the financial close and reporting process.

•	The Company did not maintain effective controls to ensure that management oversight and review procedures were properly performed over the accounts and disclosures in the financial statements. In addition, the Company did not maintain effective controls to ensure adequate management reporting information was available to monitor financial statement accounts and disclosures.

•	The Company did not maintain effective controls over the recording of recurring and non-recurring journal entries. Specifically, effective controls were not designed and in place to provide reasonable assurance that journal entries were prepared with sufficient supporting documentation and reviewed and approved to ensure the completeness and accuracy of the entries recorded.

•	The Company did not maintain effective controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

•	The Company did not maintain effective controls to provide reasonable assurance that foreign currency translation amounts resulting from intercompany loans were accurately recorded and reported in the consolidated financial statements.

These material weaknesses contributed to the material weaknesses identified in items 3 through 9 below and resulted in adjustments, including audit adjustments, to the Company’s consolidated financial statements for the year ended December 31, 2005. Additionally, these material weaknesses could result in a misstatement to substantially all of the Company’s financial statement accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

3. The Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of revenue, costs of service, accounts receivable, unbilled revenue, deferred contract costs, and deferred revenue. Specifically, the Company identified the following material weaknesses:

•	The Company did not design and maintain effective controls to provide reasonable assurance over the initiation, recording, processing, and reporting of customer contracts, including the existence of and adherence to policies and procedures, adequate segregation of duties and adequate monitoring by management.

•	The Company did not design and maintain effective controls to provide reasonable assurance that contract costs, such as engagement subcontractor costs, were completely and accurately accumulated.

•	The Company did not design and maintain effective controls to provide reasonable assurance that the Company adequately evaluated customer contracts to identify and provide reasonable assurance regarding the proper application of the appropriate method of revenue recognition in accordance with generally accepted accounting principles.

•	The Company did not design and maintain effective controls to provide reasonable assurance regarding the completeness of information recorded in the financial accounting system. Specifically, the Company did not design and have in place effective controls to provide reasonable assurance that invoices issued outside of the financial accounting system were appropriately recorded in the general ledger. As a result, the Company did not ensure that cash received was applied to the correct accounts in the appropriate accounting period.

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

5. The Company did not maintain effective controls over the completeness and accuracy of compensation expense, classified as costs of service. Specifically, the Company did not maintain effective controls to identify and monitor employees working away from their principal residence or their home country for extended periods of time. In addition, the Company did not maintain effective controls to completely and properly calculate the related compensation expense and employee income tax liability attributable to each tax jurisdiction.

6. The Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of payroll, employee benefit and other compensation liabilities and related expense accounts. Specifically, the Company did not have effective controls designed and in place to provide reasonable assurance of the authorization, initiation, recording, processing, and reporting of payroll costs including bonus, health and welfare, severance, compensation expense, and stock-based compensation amounts in the accounting records. Additionally, the Company did not design and maintain effective controls over the administration of employee data or controls to provide reasonable assurance regarding the proper authorization of non-recurring payroll changes.

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

8. The Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of prepaid lease and long-term lease obligation accounts and the related amortization and lease rental expenses. Specifically, the Company did not design and maintain effective controls to provide reasonable assurance that new, amended, and terminated leases, and the related assets, liabilities and expenses, including those associated with rent holidays, escalation clauses, landlord/tenant incentives and asset retirement obligations, were reviewed, approved, and accounted for in accordance with generally accepted accounting principles.

9. The Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation and disclosure of income tax payable, deferred income tax assets and liabilities, the related valuation allowance and income tax expense. Specifically, the Company identified the following material weaknesses:

•	The Company did not design and maintain effective controls over the accuracy and completeness of the components of income tax provision calculations and related reconciliation of income tax payable and of differences between the tax and financial reporting basis of assets and liabilities with deferred income tax assets and liabilities. The Company also did not maintain effective controls to identify and determine permanent differences between income for tax and financial reporting income purposes.

•	The Company did not maintain effective controls, including monitoring, over the calculation and recording of foreign income taxes, including tax reserves, acquired tax contingencies associated with business combinations and the income tax impact of foreign debt recapitalization. In addition, the

Company did not maintain effective controls over determining the correct foreign jurisdictions or tax treatment of certain foreign subsidiaries for United States tax purposes.

•	The Company did not design and maintain effective controls over withholding taxes associated with interest payable on intercompany loans and intercompany trade payables between various tax jurisdictions.

Each of the control deficiencies discussed in items 3 through 9 above resulted in adjustments, including audit adjustments, to the Company’s consolidated financial statements for the year ended December 31, 2005. Additionally, these control deficiencies could result in misstatements of the aforementioned financial statement accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies in items 3 through 9 above constitutes a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that BearingPoint, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, BearingPoint, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Boston, Massachusetts
November 21, 2006

BEARINGPOINT, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$255,340	$244,810
Restricted cash (note 2)	121,247	21,053
Accounts receivable, net of allowances of $9,326 at December 31, 2005 and $11,296 at December 31, 2004	432,415	400,285
Unbilled revenue	355,137	381,681
Income tax receivable	10,867	50,518
Deferred income taxes	18,991	59,566
Prepaid expenses	35,875	31,196
Other current assets	40,345	33,038

Total current assets	1,270,217	1,222,147
Property and equipment, net	170,133	203,403
Goodwill	427,688	656,877
Other intangible assets, net	1,545	3,810
Deferred income taxes, less current portion	20,915	20,522
Other assets	81,928	75,948

Total assets	$1,972,426	$2,182,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$6,393	$17,558
Accounts payable	286,273	306,325
Accrued payroll and employee benefits	309,510	269,876
Deferred revenue	166,647	107,308
Income tax payable	41,839	33,927
Current portion of accrued lease and facilities charge	12,515	22,956
Deferred income taxes	10,095	16,750
Other current liabilities	208,225	134,744

Total current liabilities	1,041,497	909,444
Notes payable, less current portion	668,367	405,668
Accrued employee benefits	92,338	84,631
Accrued lease and facilities charge, less current portion	38,082	27,386
Deferred income taxes, less current portion	22,876	6,810
Other liabilities	154,838	124,070

Total liabilities	2,017,998	1,558,009

Commitments and contingencies (notes 9, 10, 11)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 205,350,249 shares issued and 201,537,999 shares outstanding on December 31, 2005 and 203,132,716 shares issued and 199,320,466 shares outstanding on December 31, 2004	2,044	2,022
Additional paid-in capital	1,261,797	1,143,059
Accumulated deficit	(1,484,199)	(762,556)
Notes receivable from stockholders	(7,578)	(8,055)
Accumulated other comprehensive income	218,091	285,955
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity (deficit)	(45,572)	624,698

Total liabilities and stockholders’ equity (deficit)	$1,972,426	$2,182,707

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2005	2004	2003	2003
Revenue	$3,388,900	$3,375,782	$1,522,503	$3,157,898

Costs of service:
Professional compensation	1,770,405	1,532,423	694,859	1,429,192
Other direct contract expenses	972,787	991,493	396,392	743,066
Lease and facilities restructuring charge	29,581	11,699	61,436	17,283
Other costs of service	258,135	292,643	129,998	264,606

Total costs of service	3,030,908	2,828,258	1,282,685	2,454,147

Gross profit	357,992	547,524	239,818	703,751
Amortization of purchased intangible assets	2,266	3,457	10,212	45,127
Goodwill impairment charge	166,415	397,065	127,326	—
Selling, general and administrative expenses	750,867	641,176	272,250	550,098

Operating income (loss)	(561,556)	(494,174)	(169,970)	108,526
Interest income	9,049	1,441	646	2,346
Interest expense	(33,385)	(18,710)	(8,611)	(13,598)
Loss on early extinguishment of debt	—	(22,617)	—	—
Other income (expense), net	(13,630)	(375)	6,192	759

Income (loss) before taxes	(599,522)	(534,435)	(171,743)	98,033
Income tax expense	122,121	11,791	4,872	65,342

Net income (loss)	$(721,643)	$(546,226)	$(176,615)	$32,691

Earnings (loss) per share—basic and diluted:
Net income (loss)	$(3.59)	$(2.77)	$(0.91)	$0.18

Weighted average shares—basic	201,020,274	197,039,303	193,596,759	185,461,995

Weighted average shares—diluted	201,020,274	197,039,303	193,596,759	185,637,693

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

					Notes	Accumulated
	Common stock		Additional		receivable	other	Treasury Stock
	Shares		paid-in	Accumulated	from	comprehensive			Comprehensive
	issued	Amount	capital	deficit	stockholders	income (loss)	Shares	Amount	income (loss)	Total
Balance at June 30, 2002 (unaudited)	161,478	$1,605	$680,142	$(72,406)	$(9,160)	$(1,360)	(3,812)	$(35,727)		$563,094
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $804	3,548	35	27,695	—	—	—	—	—		27,730
Notes receivable from stockholders, including $72 in interest and repayment of loan	—	—	—	—	24	—	—	—		24
Issuance of common stock in connection with acquisition of KPMG Consulting AG (BE Germany)	30,471	305	364,132	—	—	—	—	—		364,437
Restricted stock awards to Board of Directors	20	—	157	—	—	—	—	—		157
Compensation recognized for restricted stock, net of tax benefit of $16	—	—	1,546	—	—	—	—	—		1,546
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting	8	—	13,531	—	—	—	—	—		13,531
Forfeiture of restricted stock	(50)	—	—	—	—	—	—	—		—
Comprehensive income:
Net income	—	—	—	32,691	—	—	—	—	$32,691	32,691
Derivative instruments, net of tax	—	—	—	—	—	695	—	—	695	695
Foreign currency translation adjustment, net of tax	—	—	—	—	—	139,315	—	—	139,315	139,315

Total comprehensive income	—	—	—	—	—	—	—	—	$172,701

Balance at June 30, 2003	195,475	1,945	1,087,203	(39,715)	(9,136)	138,650	(3,812)	(35,727)		1,143,220
Exercise of stock options under Long-Term Incentive Plan, net of tax benefit of $7	9	—	67	—	—	—	—	—		67
Sale of common stock under Employee Stock Purchase Plan, net of tax benefit of $1,033	1,561	16	11,483	—	—	—	—	—		11,499
Notes receivable from stockholders, including $36 in interest and repayment of loan	—	—	—	—	22	—	—	—		22
Restricted stock awards to Board of Directors	56	—	451	—	—	—	—	—		451
Compensation recognized for restricted stock, net of tax benefit of $28	—	—	698	—	—	—	—	—		698
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting, net of tax of $928	1,232	12	5,729	—	—	—	—	—		5,741
Forfeiture of restricted stock	(10)	—	—	—	—	—	—	—		—
Forfeiture of Founders’ shares	(28)	—	—	—	—	—	—	—		—
Comprehensive income (loss):
Net loss	—	—	—	(176,615)	—	—	—	—	$(176,615)	(176,615)
Derivative instruments, net of tax	—	—	—	—	—	(79)	—	—	(79)	(79)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	84,991	—	—	84,991	84,991

Total comprehensive loss									$(91,703)

Balance at December 31, 2003	198,295	1,973	1,105,631	(216,330)	(9,114)	223,562	(3,812)	(35,727)		1,069,995

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)
(in thousands)

					Notes	Accumulated
	Common Stock		Additional		receivable	other	Treasury Stock
	Shares		paid-in	Accumulated	from	comprehensive			Comprehensive
	issued	Amount	capital	deficit	stockholders	income (loss)	Shares	Amount	income (loss)	Total
Balance at December 31, 2003	198,295	1,973	1,105,631	(216,330)	(9,114)	223,562	(3,812)	(35,727)		1,069,995
Exercise of stock options under Long-Term Incentive Plan, including tax benefit of $210	284	3	2,416	—	—	—	—	—		2,419
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $1,649	3,642	36	26,309	—	—	—	—	—		26,345
Notes receivable from stockholders, including $58 in interest and repayment of loan	—	—	—	—	1,059	—	—	—		1,059
Restricted stock awards to Board of Directors	56	1	452	—	—	—	—	—		453
Compensation recognized for restricted stock, net of tax benefit of $135	—	—	563	—	—	—	—	—		563
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting, net of tax of $1,026	861	9	7,688	—	—	—	—	—		7,697
Forfeiture of Founders’ shares	(5)	—	—	—	—	—	—	—		—
Comprehensive income (loss):
Net loss	—	—	—	(546,226)	—	—	—	—	$(546,226)	(546,226)
Derivative instruments, net of tax	—	—	—	—	—	(616)	—	—	(616)	(616)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	63,009	—	—	63,009	63,009

Total comprehensive loss									$(483,833)

Balance at December 31, 2004	203,133	2,022	1,143,059	(762,556)	(8,055)	285,955	(3,812)	(35,727)		624,698
Exercise of stock options under Long-Term Incentive Plan, including tax benefit of $75	164	1	1,200	—	—	—	—	—		1,201
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $520	2,053	21	14,269	—	—	—	—	—		14,290
Notes receivable from stockholders, including $6 in interest and forgiveness of loan	—	—	—	—	477	—	—	—		477
Compensation recognized for stock options, restricted stock awards and restricted stock units	—	—	82,346	—	—	—	—	—		82,346
Payments in lieu of stock issuance related to transactions involving Andersen Business Consulting	—	—	(4,929)	—	—	—	—	—		(4,929)
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting	—	—	3,491	—	—	—	—	—		3,491
Beneficial conversion feature relating to the July 2005 Senior Debentures	—	—	14,288	—	—	—	—	—		14,288
Fair value of the July 2005 Warrants	—	—	8,073	—	—	—	—	—		8,073
Comprehensive income (loss):
Net loss	—	—	—	(721,643)	—	—	—	—	$(721,643)	(721,643)
Minimum pension liability						(13,321)			(13,321)	(13,321)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(54,543)	—	—	(54,543)	(54,543)

Total comprehensive loss									$(789,507)

Balance at December 31, 2005	205,350	$2,044	$1,261,797	$(1,484,199)	$(7,578)	$218,091	(3,812)	$(35,727)		$(45,572)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2005	2004	2003	2003
Cash flows from operating activities:
Net income (loss)	$(721,643)	$(546,226)	$(176,615)	$32,691
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	49,211	39,332	(23,278)	(35,321)
Provision (benefit) for doubtful accounts	5,334	(1,057)	3,901	2,878
Stock-based compensation	85,837	9,874	7,818	15,218
Loss on extinguishment of debt	—	2,317	—	—
Impairment of goodwill	166,415	397,065	127,326	—
Depreciation and amortization of property and equipment	70,544	78,690	39,271	73,231
Amortization of purchased intangible assets	2,266	3,457	10,212	45,127
Lease and facilities restructuring charge	29,581	11,699	61,436	—
Amortization of debt issuance costs	12,396	2,106	518	708
Other	11,597	3,072	(3,419)	(779)
Changes in assets and liabilities:
Accounts receivable	(52,196)	(33,180)	28,093	(1,684)
Unbilled revenue	20,492	(62,323)	(65,882)	(48,107)
Income tax receivable, prepaid expenses and other current assets	26,318	(38,581)	(23,524)	4,753
Other assets	(10,025)	(51,975)	44,938	220
Accrued payroll and employee benefits	47,018	47,574	(34,139)	(25,825)
Accounts payable and other current liabilities	120,915	121,409	33,773	66,478
Other liabilities	22,869	65,012	14,670	32,369

Net cash provided by (used in) operating activities:	(113,071)	48,265	45,099	161,957

Cash flows from investing activities:
Purchases of property and equipment	(40,849)	(88,334)	(36,618)	(125,690)
Increase in restricted cash	(100,194)	(21,053)	—	—
Businesses acquired, net of cash acquired	—	—	—	(430,602)

Net cash used in investing activities	(141,043)	(109,387)	(36,618)	(556,292)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,896	26,904	10,526	26,926
Proceeds from issuance of notes payable	282,156	1,531,849	226,270	1,647,045
Repayment of notes payable	(16,985)	(1,360,288)	(257,578)	(1,380,595)
Increase (decrease) in book overdrafts	(980)	(22,986)	8,183	(2,447)
Payments made in lieu of stock issuance	(4,929)	—	—	—
Payment on notes receivable from stockholders	(6)	1,059	22	95

Net cash provided by (used in) financing activities	274,152	176,538	(12,577)	291,024

Effect of exchange rate changes on cash and cash equivalents	(9,508)	6,919	4,781	2,465

Net increase (decrease) in cash and cash equivalents	10,530	122,335	685	(100,846)
Cash and cash equivalents—beginning of period	244,810	122,475	121,790	222,636

Cash and cash equivalents—end of period	$255,340	$244,810	$122,475	$121,790

Supplementary cash flow information:
Interest paid	$17,547	$20,480	$10,127	$15,355

Taxes paid, net of refunds	$(41,741)	$21,397	$40,695	$42,225

Supplemental non-cash investing and financing activities:
Issuance of common stock for business acquisition	$—	$—	$—	$364,437
Beneficial conversion feature related to the July 2005 Debentures	$14,288	$—	$—	$—
Fair value of July 2005 Warrants	$8,073	$—	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1.	Description of the Business, Liquidity and Basis of Presentation

The Company

BearingPoint, Inc. (the “Company”) is one of the world’s largest management and technology consulting companies, with approximately 17,600 employees at December 31, 2005. The Company provides strategic consulting applications services, technology solutions and managed services to government organizations, Global 2000 companies and medium-sized businesses in the United States and internationally. The Company’s services and focused solutions include implementing enterprise systems and business processes, improving supply chain efficiency, performing systems integration due to mergers and acquisitions, and designing and implementing customer management solutions. The Company’s service offerings, which involve assisting the client to capitalize on alternative business and systems strategies in the management and support of key information technology (“IT”) functions, are designed to help its clients generate revenue, increase cost-effectiveness, implement mergers and acquisitions, manage regulatory compliance, integrate information and transition clients to “next-generation” technology.

In North America, the Company provides consulting services through its Public Services, Commercial Services and Financial Services industry groups in which it focuses significant industry-specific knowledge and service offerings to its clients. Outside of North America, the Company is organized on a geographic basis, with operations in Europe, the Middle East and Africa (“EMEA”), the Asia Pacific region and Latin America.

Liquidity

The Consolidated Financial Statements of the Company are prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. The Company has recently experienced a number of factors that have negatively impacted its liquidity, including the following:

•	The Company has experienced significant recurring net losses. At December 31, 2005, the Company had an accumulated deficit of $1,484,199 and a total stockholders’ deficit of $45,572.

•	The Company’s business has not generated positive cash from operating activities in some recent periods during fiscal 2005 and 2004.

•	Due to the material weaknesses in its internal controls, the Company continues to experience significant delays in completing its consolidated financial statements and filing periodic reports with the SEC on a timely basis. Accordingly, the Company continues to devote substantial additional internal and external resources, and experience higher than expected fees for audit services.

•	In fiscal 2005, the Company incurred losses of $113,257 under a significant contract with Hawaiian Telcom Communications, Inc. (“HT”), which consequently will result in significantly less cash from operating activities in future years.

•	The Company currently is a party to a number of disputes which involve or may involve litigation or other legal or regulatory proceedings. See Note 11, “Commitments and Contingencies.”

The Company is currently engaged in a number of activities, intended to further improve its cash balances and their accessibility, if current internal estimates for cash uses for fiscal 2007 prove incorrect. These activities include: increased focus on reducing its DSOs; review and reconsideration of proposed capital expenditure budgets; reviewing its offshore capabilities and operations to increase efficiency and to reduce redundancies in its workforce; and extensive reviews of its borrowing base calculations to ascertain whether the Company is receiving full credit for all available cash and receivables. Furthermore, in fiscal 2007, the Company expects the significant investments it has made, or will make, in fiscal years 2006 and 2007 with

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

respect to its financial reporting and processes, to begin to significantly reduce the cash required to operate its financial reporting and processes.

Based on the foregoing and its current state of knowledge of the outlook for its business, the Company currently believes that cash provided from operations, existing cash balances and available borrowings under its 2005 Credit Facility will be sufficient to meet its working capital needs through the end of fiscal 2007. The Company also believes that it will continue to have sufficient access to the capital markets to make up any deficiencies if cash provided from operations and existing cash balances are insufficient during this period of time. However, actual results may differ from current expectations for many reasons, including losses of business that could result from the Company’s continuing failure to timely file periodic reports with the Securities and Exchange Commission, the Company’s lenders under the senior credit facility ceasing to grant extensions to file periodic reports, possible delisting from the New York Stock Exchange, further downgrades of its credit ratings or unexpected demands on its current cash resources (e.g., to settle lawsuits).

Basis of Presentation

The financial information for the fiscal year ended June 30, 2002 is presented unaudited and, in the opinion of management, has been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for the period.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

	Twelve Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2003	2002
		(Unaudited)		(Unaudited)
Revenue	$3,375,782	$3,130,139	$1,522,503	$1,550,263

Costs of service:
Professional compensation	1,532,423	1,432,958	694,859	691,092
Other direct contract expenses	991,493	787,658	396,392	351,800
Lease and facilities restructuring charge	11,699	76,454	61,436	2,265
Other costs of service	292,643	255,924	129,998	138,680

Total costs of service	2,828,258	2,552,994	1,282,685	1,183,837

Gross profit	547,524	577,145	239,818	366,426
Amortization of purchased intangible assets	3,457	35,861	10,212	19,479
Goodwill impairment charge	397,065	127,326	127,326	—
Selling, general and administrative expenses	641,176	534,110	272,250	288,236

Operating income (loss)	(494,174)	(120,152)	(169,970)	58,711
Loss on early extinguishment of debt	(22,617)	—	—	—
Interest/other income (expense), net	(17,644)	(8,853)	(1,773)	(3,415)

Income (loss) before taxes	(534,435)	(129,005)	(171,743)	55,296
Income tax expense	11,791	34,523	4,872	35,692

Net income (loss)	$(546,226)	$(163,528)	$(176,615)	$19,604

Earnings (loss) per share—basic and diluted	$(2.77)	$(0.85)	$(0.91)	$0.11

Weighted average shares—basic	197,039,303	192,148,757	193,596,759	180,278,748

Weighted average shares—diluted	197,039,303	192,148,757	193,596,759	180,408,595

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to 2004, certain of the Company’s consolidated foreign subsidiaries within the EMEA, Asia Pacific and Latin America regions reported their results on a one-month lag, which allowed additional time to compile results. During 2004, the Company recorded a change in accounting principle resulting from certain Asia Pacific and EMEA regions now reporting on a current period basis. The purpose of the change is to have these certain foreign subsidiaries report on a basis that is consistent with the Company’s fiscal reporting period. As a result, net loss for the year ended December 31, 2004 includes a cumulative effect of a change in accounting principle of $529, which represents the December 2003 loss for these entities. This amount is included in other income (expense), net, in the Consolidated Statement of Operations for the year ended December 31, 2004 due to the immateriality of the effect of the change in accounting principle to consolidated net loss. Certain of the Company’s consolidated foreign subsidiaries within EMEA continue to report their results of operations on a one-month lag.

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
(in thousands, except share and per share amounts)—(continued)

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

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the current period presentation.

Revenue Recognition

The Company earns revenue from three primary sources: (1) technology integration services where it designs, builds and implements new or enhanced system applications and related processes, (2) services to provide general business consulting, such as system selection or assessment, feasibility studies, business valuations and corporate strategy services, and (3) managed services in which it manages, staffs, maintains, hosts or otherwise runs solutions and systems provided to its customers. Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which require management to make judgments and estimates in recognizing revenue. Fees for these contracts may be in the form of time-and-materials, cost-plus or fixed price.

Technology integration services represent a significant portion of the Company’s business and are generally accounted for under the percentage-of-completion method in accordance with Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Under the percentage-of-completion method, management estimates the percentage of completion based upon costs to the client incurred as a percentage of the total estimated costs to the client. When total cost estimates exceed revenue, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Incentives and award payments are included in estimated revenue using the percentage-of-completion method when the realization of such amounts are deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified.

Revenue for general business consulting services is recognized as work is performed and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. For contracts with fees based on time-and-materials or cost-plus, the Company recognizes revenue over the period of performance. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables have been provided.

For managed service arrangements, the Company typically implements or builds system applications for customers that it then manages or runs for periods that may span several years. Such arrangements include the delivery of a combination of one or more of the Company’s service offerings and are governed by the Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Deliverables” (“EITF 00-21”). In managed service arrangements in which the system application implementation or build has standalone value to the customer, and management has evidence of fair value for the managed or run services, the Company bifurcates the total arrangement into two units of accounting: (i) the system application implementation or build which is recognized as technology integration services using the percentage-of-completion method under SOP 81-1, and (ii) the managed or run services that are recognized under SAB 104 ratably over the estimated life of the customer relationship. In instances where the Company is unable to bifurcate a managed service arrangement into separate units of accounting, the total contract is recognized as one unit of accounting under SAB 104. In such instances, total fees and costs related to the system application implementation or build are deferred and recognized together with managed or run services upon completion of the software application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the system application implementation or build and managed services. Fees from transaction-based services are recognized as earned if the Company has evidence of fair value for such transactions; otherwise, transaction fees are spread ratably over the remaining life of the customer relationship period as received. The determination of fair value requires the Company to use significant judgment. Management determines the fair value of service revenue based upon the Company’s recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenue includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in other costs of service revenue. In addition, the Company generally enters into relationships with subcontractors where it maintains a principal relationship with the customer. In such instances, subcontractor costs are included in revenue with offsetting expenses recorded in other direct contract expenses.

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

Costs of Service

Costs of service include professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving the Company’s client base. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including costs associated with the vesting of restricted stock units (“RSUs”), tax equalization for employees on foreign and long-term domestic assignments and reductions in workforce). Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Lease and facilities restructuring charges represent the fair value of future lease obligations (net of estimated sublease income), the unamortized cost of fixed assets and the other costs incurred associated with the Company’s office space reduction efforts. Recurring lease and facilities charges for occupied offices are included in other costs of service.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force and other functions related to managing and growing the Company’s business. Advertising costs are expensed when advertisements are first placed or run. Advertising expense was $20,681, $18,709, $5,722 and $38,944 for the years ended

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

December 31, 2005 and 2004, the six-months ended December 31, 2003, and the year ended June 30, 2003, respectively. Included in advertising expense for the year ended June 30, 2003 was $28,211 in costs associated with the Company’s rebranding initiative.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of all cash balances, demand deposits and highly liquid investments with insignificant interest rate risks and original maturity of three months or less. The Company’s cash equivalents consisted of money market investments of $62,745 and $24,470 at December 31, 2005 and 2004, respectively. Book overdrafts representing outstanding checks in excess of funds on deposit are classified as short-term borrowings and included in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2005, cash and cash equivalents included approximately $18,000 of employee contributions to the Employee Stock Purchase Plan (the “ESPP”) held by the Company, which is payable on demand. As of December 31, 2005, the Company classified as restricted cash approximately $121,247 of cash collateral posted in support of bank guarantees for letters of credit and surety bonds predominantly related to the 2005 revolving credit facility.

Concentrations of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term maturities. The fair value of the Company’s notes payable, including the current portion, was $738,092 and $442,008 at December 31, 2005 and 2004, respectively, compared to their respective carrying values of $674,760 and $423,226. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of notes payable, trade receivables, and unbilled revenue. The Company’s cash and cash equivalents are placed with financial institutions with high credit standings. The Company’s customer base consists of large numbers of geographically diverse customers dispersed across many countries. Concentration of credit risk with respect to trade accounts receivables is not significant.

U.S. Federal government revenue accounted for 28.9%, 29.7%, 28.7%, and 22.7%, of the Company’s revenue for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, respectively. Receivables due from the U.S. Federal government were $107,314 and $107,024 at December 31, 2005 and 2004, respectively. Unbilled revenue due from the U.S. Federal government was $129,480 and $117,909 at December 31, 2005 and 2004, respectively. While most of the Company’s government agency clients have the ability to unilaterally terminate their contracts, the Company’s relationships are generally not with political appointees, and the Company has not typically experienced a loss of Federal government projects with a change of administration.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Property and Equipment

Property and equipment are recorded at cost less allowances for depreciation and amortization. The cost of software purchased or developed for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation is provided for all classes of assets for financial statement purposes using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over three to five years, software purchased or developed for internal use is depreciated over one to five years, and furniture is depreciated over three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining term of the respective lease. Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the asset cost and related accumulated depreciation are relieved from the Consolidated Balance Sheets, and any associated gain or loss is recognized in income from operations.

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

Asset Retirement Obligations

The Company leases all of its office facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), these asset retirement obligations are initially measured at fair value and recorded as a liability and a corresponding increase in the carrying amount of the underlying property. Subsequently, the asset retirement obligation accretes until the time the retirement obligation is expected to settle while the asset retirement cost is amortized over the useful life of the underlying property. Asset retirement obligations were $3,674 and $4,113 at December 31, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is no longer amortized, but instead assessed for impairment on at least an annual basis on April 1 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

An impairment review of the carrying amount of goodwill is also conducted if events or changes in circumstances indicate that goodwill might be impaired. The Company considers the following to be important factors that could trigger an impairment review: significant underperformance relative to historical or projected future operating results; identification of other impaired assets within a reporting unit; the disposition of a significant portion of a reporting unit; significant adverse changes in business climate or regulations; significant changes in senior management; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period; a significant decline in the Company’s credit rating; or reduction of the Company’s market capitalization relative to net book value. In testing goodwill for impairment, the Company aggregates its reporting units with similar economic characteristics as one reporting unit. The resulting reporting units are consistent with the Company’s reportable segments as identified in Note 17, “Segment Information.” To conduct a goodwill impairment test, the fair

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its reporting units using discounted cash flow valuation models.

Other identifiable intangible assets include finite-lived purchased intangible assets, which primarily consist of market rights, order backlog, customer contracts and related customer relationships and trade names. Finite-lived purchased intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from one to five years.

Valuation of Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software, and customer lists). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at period end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income in Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Foreign currency transaction gains and losses related to short-term intercompany loans are recorded in the Consolidated Statements of Operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS No. 52, “Foreign Currency Translation,” whereby foreign currency transaction gains and losses are reported in the same manner as translation adjustments.

Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using weighted average exchange rates for the period. The Company reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate item in the reconciliation of the changes in cash and cash equivalents during the period.

Foreign currency gains (losses) are reported as a component of other income (expense) in the Consolidated Statements of Operations. Net foreign currency (losses) gains were $(13,454), $3,135, $4,832, and $(1,253) for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003, and the year ended June 30, 2003, respectively.

Accounting for Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance adjustment. Management periodically evaluates the need of tax reserves for uncertain tax positions. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Pension and Postretirement Benefits

The Company offers pension and postretirement medical benefits to certain employees. Pension plans include both funded and unfunded noncontributory defined benefit pension plans. The Company uses the actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), to account for its pension plans. The postretirement medical plan is unfunded, and accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), which requires the Company to accrue for future postretirement medical benefits.

Accounting for Employee Global Mobility and Tax Equalization

The Company has a tax equalization policy designed to ensure its employees on domestic long-term and foreign assignments will be subject to the same level of personal tax regardless of the tax jurisdiction in which the employee works. The Company records tax equalization expenses in the period incurred. As of December 31, 2005 and 2004, the Company’s liabilities associated with tax equalization expenses and related interest and penalties associated with failure to timely file and withhold payroll taxes were $82,482 and $67,639, respectively.

Stock-Based Compensation

The Company has several stock-based employee compensation plans as described in Note 12, “Stockholders’ Equity.” SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), defined a fair value method of accounting for stock options and other equity instruments. As provided for in SFAS 123, the Company accounts for stock-based compensation awards issued to employees by applying the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), whereby the difference between the quoted market price as of the date of grant and the contractual purchase price of the award is charged to operations over the vesting period. The Company granted both service-based and performance-based RSUs and stock options during fiscal 2005. For the service based RSUs, the fair value is fixed on the date of grant based on the number of RSUs or stock options issued and the fair value of the Company’s stock on the date of grant. For the performance-based RSUs and stock options, the fair value is estimated on the date the performance conditions are established based on the fair value of the Company’s stock and the Company’s estimate of the number of RSUs or stock options that will ultimately be issued. The performance based RSUs and stock options are marked to market from the date it is probable that the performance conditions will be achieved. With respect to RSUs, stock options granted where the exercise price is below the market price on the date of grant, and other awards granted prior to December 31, 2005, compensation expense is measured based on the fair value of such awards and charged to expense using the straight-line method over the period of restriction or vesting period.

Pro forma information regarding net income (loss) and earnings (loss) per share is required assuming the Company had accounted for its stock-based awards issued to employees under the fair value recognition provisions of SFAS 123, whereby stock options and other awards are valued at the grant date using an option

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

pricing model, and compensation is amortized as a charge to earnings over the awards’ vesting period. The weighted average fair value of stock options granted during the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 were $4.57, $5.38, $5.41 and $6.20, respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price	Risk-Free		Expected
	Expected	Interest	Expected	Dividend
	Volatility	Rate	Life	Yield

Year ended December 31, 2005	51.08%	4.10%	6	—
Year ended December 31, 2004	63.47%	3.65%	6	—
Six months ended December 31, 2003	69.38%	3.47%	6	—
Year ended June 30, 2003	70.76%	2.96%	6	—

The fair value of the Company’s common stock purchased under the ESPP, was estimated for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 using the Black-Scholes option-pricing model and an expected volatility ranging between 30.4% to 70.0%, risk free interest rates ranging from 1.03% to 5.18%, an expected life ranging from 6 to 24 months, and an expected dividend yield of zero. The weighted average fair value of shares purchased under the ESPP was $3.21, $3.43, $2.74 and $6.59 for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, respectively.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value method for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003:

			Six Months	Year
	Year Ended		Ended	Ended
	December 31,		December 31,	June 30,
	2005	2004	2003	2003
Net income (loss)	$(721,643)	$(546,226)	$(176,615)	$32,691
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	85,837	5,840	4,624	9,001
Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(173,134)	(88,690)	(51,106)	(105,448)

Pro forma net loss	$(808,940)	$(629,076)	$(223,097)	$(63,756)

Earnings (loss) per share:
Basic and diluted—as reported	$(3.59)	$(2.77)	$(0.91)	$0.18

Basic and diluted—pro forma	$(4.02)	$(3.19)	$(1.15)	$(0.34)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first reporting period following the fiscal year that begins on or after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, SAB No. 107, “Share-Based Payment” (“SAB 107”), was issued regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company currently utilizes the Black-Scholes option pricing model to estimate fair value for the above pro forma calculations and will continue using the same methodology in the foreseeable future. The Company will use the modified prospective method for adoption of SFAS 123R, and management believes that the incremental compensation cost to be recognized as a result of the adoption of SFAS 123R and SAB 107 for fiscal 2006 will range from $22,000 to $28,000.

Derivative Financial Instruments

The Company accounts for derivative instruments and debt instruments in accordance with the interpretative guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and associated pronouncements related to the classification and measurement of warrants and instruments with conversion features. The Company makes certain assumptions and estimates to value its derivatives and debt instruments.

The Company is exposed to changes in foreign currency exchange rates and interest rates that may affect its results of operations and financial position. The Company manages its exposure to changes in foreign currency exchange rates and interest rates through its normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company accounts for its derivative instruments in accordance with SFAS 133, which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net income or in other comprehensive income (loss) until the hedged item is recognized in net income. For derivatives that do not qualify as hedges under SFAS 133, the change in fair value is recorded in other income (expense) in the Consolidated Statements of Operations.

The Company may enter into foreign currency forward contracts to offset currency-related changes in its foreign currency denominated assets and liabilities. The fair value of these foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balance Sheet. The Company did not designate any of its derivatives used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities as hedges as defined by SFAS 133. Accordingly, changes in the fair value of these derivatives were recognized in other income (expense) in the Consolidated Statement of Operations in the period of change. The Company did not have any outstanding foreign currency forward contracts as of December 31, 2005 or 2004.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Comprehensive Income

Accumulated other comprehensive income consists of the following:

	December 31,
	2005	2004
Foreign currency translation adjustment	$231,412	$285,955
Minimum pension liability	(13,321)	—

Total accumulated other comprehensive income	$218,091	$285,955

Recently Issued Accounting Pronouncements

As described above, the Company will adopt SFAS 123R which replaced SFAS 123 and superseded APB 25 in January 1, 2006.

In March 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This is an interpretation of SFAS 143, which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The SFAS requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS 143. The provisions of FIN 47 were effective no later than December 31, 2005. The Company’s adoption of FIN 47 did not have a material impact on its Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors should be accounted for under the guidance contained in APB 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. The Company does not expect the adoption of SFAS 154 to have a material impact on its Consolidated Financial Statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on its Consolidated Financial Statements.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method currently used by the Company, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality” (“SAB 99”). The Company does not expect the adoption of SAB 108 to have a material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of the fiscal year ending December 31, 2006. The Company is currently evaluating the impact of the provisions of SFAS 158.
3. Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, restricted stock units, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method. The convertible debt was excluded from the calculation of the diluted earning per share for all periods due to its anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

			Six Months	Year
	Year Ended		Ended	Ended
	December 31,		December 31,	June 30,
	2005	2004	2003	2003

Net income (loss)	$(721,643)	$(546,226)	$(176,615)	$32,691

Weighted average shares outstanding—basic	201,020,274	197,039,303	193,596,759	185,461,995
Employee stock options	—	—	—	175,698

Weighted average shares outstanding—diluted	201,020,274	197,039,303	193,596,759	185,637,693

Earnings (loss) per share—basic and diluted	$(3.59)	$(2.77)	$(0.91)	$0.18

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

The following table sets forth the potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been anti-dilutive (shares on weighted-average basis):

			Six Months	Year
	Year Ended		Ended	Ended
	December 31,		December 31,	June 30,
	2005	2004	2003	2003

Employee stock options	44,920,037	38,416,819	53,313,249	40,898,281
Restricted stock awards and restricted stock units	4,275,980	758,551	2,392,958	3,967,173
Series A Convertible Subordinated Debentures	23,810,200	892,883	—	—
Series B Convertible Subordinated Debentures	19,048,160	694,464	—	—
April 2005 Convertible Senior Subordinated Debentures	18,939,388	—	—	—
July 2005 Convertible Senior Subordinated Debentures	2,716,049	—	—	—
Warrants issued in connection with the July 2005 Debentures	1,604,167	—	—	—
Softline acquisition obligation (note 9)	933,604	881,916	1,042,028	868,056

Total	116,247,585	41,644,633	56,748,235	45,733,510

4. Property and Equipment

Property and equipment, net, consists of the following:

	December 31,
	2005	2004

Property and equipment:
Internal-use software	$167,621	$154,006
Equipment	84,182	86,456
Leasehold improvements	54,706	66,957
Furniture	31,710	33,079

Total property and equipment	338,219	340,498

Accumulated depreciation and amortization:
Internal-use software	(81,815)	(49,352)
Equipment	(49,778)	(47,094)
Leasehold improvements	(24,240)	(27,702)
Furniture	(12,253)	(12,947)

Total accumulated depreciation and amortization	(168,086)	(137,095)

Property and equipment, net	$170,133	$203,403

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Depreciation and amortization expense related to property and equipment consists of the following:

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2005	2004	2003	2003

Amounts included in:
Other costs of service	$39,205	$43,485	$15,214	$42,174
Selling, general and administrative expenses	31,339	35,205	24,057	31,057

	$70,544	$78,690	$39,271	$73,231

5. Business Acquisitions, Goodwill and Other Intangible Assets

Acquisition of KPMG Consulting AG

On August 22, 2002, as part of the significant expansion in its international presence, the Company acquired 100% of the outstanding shares of KPMG Consulting AG (subsequently renamed BearingPoint GmbH (“BE Germany”)) pursuant to a share purchase agreement for $651,906. The purchase of BE Germany was paid for through the issuance of 30,471,309 shares of common stock to the sellers at $11.96 per share, $273,583 in cash to the sellers and $13,780 in acquisition-related transaction costs. BE Germany’s operations consist primarily of consulting practices in Germany, Switzerland and Austria. The allocation of the aggregate purchase price was $648,021 to goodwill, $41,019 to purchased intangibles and $37,134 of net liabilities assumed. The significance of the goodwill balance was primarily due to the value related to the acquired workforce. Purchased intangibles acquired include customer-related intangible assets for order backlog, customer contracts and related customer relationships of $39,615 (13-month weighted average useful life) and trade name of $1,404 (2-year weighted average useful life). Goodwill is not deductible for German tax purposes.

In December 2002, in connection with the acquisition of the BE Germany business, the Company announced a reduction of its workforce by approximately 700 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to this workforce reduction totaled $27,445 and were accounted for as part of the acquisition of BE Germany.

Effective August 1, 2002, the results of BE Germany’s operations were included in the consolidated financial results of the Company. Had BE Germany been acquired effective July 1, 2002, pro forma unaudited consolidated revenue, net income, and basic and diluted earnings per share for the year ended June 30, 2003 would have been $3,198,752, $30,149 and $0.16, respectively. The unaudited pro forma financial information has been prepared using information derived from the Company and BE Germany’s historical consolidated financial statements. The unaudited pro forma financial information is presented for informational purposes only and does not purport to be indicative of the Company’s future results of operations or financial position or what the Company’s results of operations or financial position would have been had the Company completed the acquisition of BE Germany at an earlier date. The unaudited pro forma adjustments are based on available information and upon assumptions that the Company believes are reasonable.

Acquisition of Andersen Business Consulting Practices

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
(in thousands, except share and per share amounts)—(continued)

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

The significance of the goodwill balance was primarily due to the value related to the acquired workforce. Purchased intangibles acquired included customer-related intangible assets for order backlog, customer contracts and related customer relationships of $6,127 (12-month weighted average useful life). Goodwill of $63,391 relating to the acquisition of the Andersen Business Consulting practice in the United States is expected to be deductible for tax purposes. Goodwill is generally not deductible for tax purposes outside of the United States.

The results of operations for each of the acquisitions in the EMEA region were included in the consolidated financial results beginning on the consummation date of each acquisition. The results of operations for each of the acquisitions in the Asia Pacific and Latin America regions were included in the consolidated financial results beginning in the month following the consummation date of each acquisition and in certain locations reported on a one-month lag.

In connection with the acquisitions of certain European Andersen Business Consulting practices (primarily within France, Spain and Switzerland), the Company reduced its workforce by approximately 240 employees, in order to balance workforce capacity with market demand for services. Severance and termination benefits related to these workforce reductions totaled $11,705, and were accounted for as part of the acquisitions. As of December 31, 2003, the entire liability had been disbursed.

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, at the reporting unit level, for the years ended December 31, 2005 and 2004 are as follows:

	Balance			Balance
	December 31,	Impairment		December 31,
	2004	Charge	Other (a)	2005

Public Services	$23,581	$—	$—	$23,581
Commercial Services	64,188	(64,188)	—	—
Financial Services	9,210	—	—	9,210
EMEA	485,401	(102,227)	(57,912)	325,262
Asia Pacific	73,459	—	(4,897)	68,562
Latin America	836	—	35	871
Corporate/Other	202	—	—	202

Total	$656,877	$(166,415)	$(62,774)	$427,688

(a)	Other changes in goodwill consist of foreign currency translation adjustments.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

	Balance			Balance
	December 31,	Impairment		December 31,
	2003	Charge	Other (a)	2004

Public Services	$23,581	$—	$—	$23,581
Commercial Services	64,188	—	—	64,188
Financial Services	9,210	—	—	9,210
EMEA	821,649	(397,065)	60,817	485,401
Asia Pacific	71,717	—	1,742	73,459
Latin America	800	—	36	836
Corporate/Other	202	—	—	202

Total	$991,347	$(397,065)	$62,595	$656,877

(a)	Other changes in goodwill consist of foreign currency translation adjustments.

On April 20, 2005, the Company determined that a triggering event had occurred, causing the Company to perform a goodwill impairment test on all reporting units. The triggering event resulted from the Company’s public announcement of likely restatements of prior period financial statements along with significant delays in filing 2004 annual results and anticipated delays in filing 2005 quarterly results. The Company determined this triggering event may have a significant adverse effect on its business climate and regulatory environment. As required by SFAS 142, the Company applied a two-step impairment test to identify the potential impairment and, if necessary, to measure the amount of the impairment. The Company performed step one of the impairment test to identify the potential impairment and determined there were no impairments to any reporting units. As a result, the step two impairment test was not considered necessary.

In the fourth quarter of 2005, the Company determined that a triggering event had occurred, causing the Company to perform a goodwill impairment test on all of its reporting units. The triggering event resulted from a combination of various factors, including lower than previously expected results in the fourth quarter ended December 31, 2005 and the change in management’s expectation of future results. As required by SFAS 142, the Company performed a two-step impairment test to identify the potential impairments and, if necessary, to measure the amount of the impairment. Under step one of the impairment test, the Company determined there were potential impairments in its Commercial Services and EMEA reporting units. In determining the fair value of its Commercial Services and EMEA reporting units, the Company revised certain assumptions relative to each reporting unit, which significantly decreased their fair value as compared to the fair value determined during the Company’s most recent goodwill impairment test, which was performed as of April 20, 2005. For the Commercial Services reporting unit, these revisions included the negative impact on future periods from operating losses associated with the HT contract. For the EMEA reporting unit, these revisions included lowering operating margin growth expectations. In order to quantify the impairment, under step two of the impairment test, the Company completed a hypothetical purchase price allocation of the fair value determined in step one to all of the respective assets and liabilities of its Commercial Services and EMEA reporting units. As a result, goodwill impairment losses of $64,188 and $102,227 were recognized in the Commercial Services and the EMEA reporting units, respectively, as the carrying amount of each reporting unit was greater than the revised fair value of that reporting unit (as determined using the expected present value of future cash flows), and the carrying amount of each reporting unit’s goodwill exceeded the implied fair value of that goodwill. The goodwill impairment loss of $64,188 for the Commercial Services reporting unit represented a full impairment of the remaining goodwill in that reporting unit.

During the fourth quarter of the year ended December 31, 2004, the Company determined that a triggering event had occurred, causing the Company to perform a goodwill impairment test on all reporting units. The triggering event resulted from downgrades in the Company’s credit rating in December 2004,

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

significant changes in senior management and underperforming foreign legal entities. The Company performed a two-step impairment test to identify the potential impairment and, if necessary, to measure the amount of the impairment. Under step one of the impairment test, the Company determined there was a potential impairment in the EMEA reporting unit. In determining the fair value of its EMEA reporting unit at December 31, 2004, the Company revised certain assumptions relative to EMEA which significantly decreased the fair value of this reporting unit relative to the fair value determined during the Company’s annual goodwill impairment test, which was as of April 1, 2004. These revisions included lowering its EMEA segment revenue growth expectations, increasing selling, general and administrative cost projections and factoring in a less than anticipated decline in compensation expense. These changes reflected lower than expected results for the year ended December 31, 2004 and management’s current expectations of future results. In order to quantify the impairment, under step two of the impairment test, the Company completed a hypothetical purchase price allocation of fair value determined in step one to all assets and liabilities of its EMEA reporting unit. As a result, a goodwill impairment loss of $397,065 was recognized in the EMEA reporting unit as the carrying amount of the reporting unit was greater than the revised fair value of the reporting unit (as determined using the expected present value of future cash flows) and the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill.

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

	December 31,
	2005	2004

Other intangible assets:
Backlog, customer contracts and related customer relationships	$1,309	$1,306
Market rights	10,297	10,297

Total other intangibles	11,606	11,603
Accumulated amortization:
Backlog, customer contracts and related customer relationships	(1,309)	(1,100)
Market rights	(8,752)	(6,693)

Total accumulated amortization	(10,061)	(7,793)

Other intangible assets, net	$1,545	$3,810

Amortization expense related to identifiable intangible assets was $2,266, $3,457, $10,212, and $45,127 for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, respectively. Amortization expense related to identifiable intangible assets will be $1,545 in fiscal 2006, and $0 thereafter.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

6.	Notes Payable

Notes payable consists of the following:

	December 31,
	2005	2004
Current portion (a):
Yen-denominated term loan (January 31, 2003)	$2,803	$6,509
Yen-denominated term loan (June 30, 2003)	1,402	3,254
Yen-denominated line of credit	—	7,795
Other	2,188	—

Total current portion	6,393	17,558

Long-term portion:
Series A and Series B Convertible Debentures	450,000	400,000
April 2005 Convertible Debentures	200,000	—
July 2005 Convertible Debentures (net of discount of $21,946)	18,054	—
Yen-denominated term loan (January 31, 2003)	—	3,215
Yen-denominated term loan (June 30, 2003)	—	1,609
Other	313	844

Total long-term portion	668,367	405,668

Total notes payable	$674,760	$423,226

(a)	The weighted average interest rates on the current portion of notes payable as of December 31, 2005 and 2004 were 1.3% and 1.2%, respectively.

The following is a schedule of annual maturities on notes payable, net of discounts, as of December 31, 2005 for each of the next five calendar years and thereafter:

Year	Amount
2006	$6,393
2007	313
2008	—
2009	—
2010	18,054
Thereafter	650,000

Total	$674,760

Series A and Series B Convertible Subordinated Debentures

On December 22, 2004, the Company completed a $400,000 offering of Convertible Subordinated Debentures. The offering consisted of $225,000 aggregate principal amount of 2.50% Series A Convertible Subordinated Debentures due December 15, 2024 (the “Series A Debentures”) and $175,000 aggregate principal amount of 2.75% Series B Convertible Subordinated Debentures due December 15, 2024 (the “Series B Debentures” and together with the Series A Debentures, the “Subordinated Debentures”). On January 5, 2005, the Company issued an additional $25,000 aggregate principal amount of its Series A Debentures and an additional $25,000 aggregate principal amount of its Series B Debentures upon the exercise in full of the option granted to the initial purchasers. Interest is payable on the Subordinated Debentures on

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

June 15 and December 15 of each year, beginning June 15, 2005. The Subordinated Debentures are unsecured and are subordinated to the Company’s existing and future senior debt. Due to the delay in the completion of the Company’s audited financial statements for the fiscal year ended December 31, 2004, the Company was unable to file a timely registration statement with the SEC to register for resale its Subordinated Debentures and underlying common stock. Accordingly, pursuant to the terms of these securities, the applicable interest rate on each series of Subordinated Debentures increased by 0.25% beginning on March 23, 2005 and increased another 0.25% beginning on June 22, 2005. These changes together increased the interest rate on the Series A Debentures and the Series B Debentures to 3.00% and 3.25%, respectively, and such increased interest rates will be the applicable interest rates until the date the registration statement is declared effective.

The net proceeds from the sale of the Subordinated Debentures were approximately $435,600, after deducting offering expenses and the initial purchasers’ commissions of $11,400 and other fees and expenses of approximately $3,000. The Company used approximately $240,590 of the net proceeds from the sale of the Subordinated Debentures to repay its outstanding $220,000 Senior Notes and approximately $135,000 to repay amounts outstanding under its then existing revolving credit facility. The Company also used the proceeds to pay fees and expenses in connection with entering into the $400,000 Interim Senior Secured Credit Facility, as defined below.

The Subordinated Debentures are initially convertible, under certain circumstances, into shares of the Company’s common stock at a conversion rate of 95.2408 shares for each $1 principal amount of the Subordinated Debentures, subject to anti-dilution and adjustments but not to exceed 129.0 shares, equal to an initial conversion price of approximately $10.50 per share. Holders of the Subordinated Debentures may exercise the right to convert the Subordinated Debentures prior to their maturity only under certain circumstances, including when the Company’s stock price reaches a specified level for a specified period of time, upon notice of redemption, and upon specified corporate transactions. Upon conversion of the Subordinated Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Subordinated Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the Subordinated Debentures are convertible into shares of the acquiring or surviving company. The Company will also increase the conversion rate upon occurrence of certain transactions. As of December 31, 2005, none of the circumstances under which the Subordinated Debentures are convertible existed.

On December 15, 2011, December 15, 2014 and December 15, 2019, holders of Series A Debentures, at their option, have the right to require the Company to repurchase any outstanding Series A Debentures. On December 15, 2014 and December 15, 2019, holders of Series B Debentures, at their option, have the right to require the Company to repurchase any outstanding Series B Debentures. In each case, the Company will pay a repurchase price in cash equal to 100% of the principal amount of the Subordinated Debentures, plus accrued and unpaid interest, including liquidated damages, if any, to the repurchase date. In addition, holders of the Subordinated Debentures may require the Company to repurchase all or a portion of the Subordinated Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the Subordinated Debentures, plus any accrued but unpaid interest and liquidated damages, if any, to, but not including, the repurchase date. A designated event includes certain change of control transactions and a termination of trading, occurring if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Upon a continuing event of default, the trustee or the holders of at least 25% in aggregate principal amount of the Subordinated Debentures may declare the applicable series of Debentures immediately due and payable, which could lead to cross-defaults and possible acceleration of unpaid principal and accrued interest of the April 2005 Senior Debentures, July 2005 Senior Debentures and the 2005 Credit Facility, all defined below.

On September 8, 2005, certain holders of the Series B Debentures provided a purported Notice of Default to the Company based upon its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005. On or about November 17, 2005, the Company received a notice from these holders of the Series B Debentures, asserting that an event of default had occurred and was continuing under the indenture for the Series B Debentures and, as a result, the principal amount of the Series B Debentures, accrued and unpaid interest and unpaid damages were due and payable immediately.

Based on the foregoing, the indenture trustee for the Series B Debentures brought suit against the Company and, on September 19, 2006, the Supreme Court of New York ruled that the Company was in default under the indenture for the Series B Debentures and ordered that the amount of damages to be determined subsequently at trial. The Company believed the ruling to be in error and on September 25, 2006, appealed the court’s ruling and moved for summary judgment on the matter of determination of damages.

After further negotiations, on November 7, 2006, the Company and the relevant holders of its Series B Debentures filed a stipulation to discontinue the lawsuit. Concurrent with the agreement to discontinue the lawsuit, the Company entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with The Bank of New York, as trustee, which amends the subordinated indenture governing the Company’s 2.50% Series A Convertible Subordinated Debentures due 2024 (the “Series A Debentures”) and the Series B Debentures. The First Supplemental Indenture includes a waiver of the Company’s SEC reporting requirements under the subordinated indenture through October 31, 2008. Pursuant to the terms of the First Supplemental Indenture, effective as of November 7, 2006: (i) the interest rate payable on the Series A Debentures will increase from 3.00% per annum to 3.10% per annum (inclusive of any liquidated damages relating to the failure to file a registration statement for the Series A Debentures that may be payable) until December 23, 2011, and (ii) the interest rate payable on the Series B Debentures will increase from 3.25% per annum to 4.10% per annum (inclusive of any liquidated damages relating to the failure to file a registration statement for the Series B Debentures that may be payable) until December 23, 2014. The increased interest rates apply to all Series A Debentures and Series B Debentures outstanding.

April 2005 Convertible Senior Subordinated Debentures

On April 27, 2005, the Company issued $200,000 aggregate principal amount of its 5.00% Convertible Senior Subordinated Debentures due April 15, 2025 (the “April 2005 Senior Debentures”). Interest is payable on the April 2005 Senior Debentures on April 15 and October 15 of each year, beginning October 15, 2005. The April 2005 Senior Debentures are unsecured and are subordinated to the Company’s existing and future senior debt. The April 2005 Senior Debentures are senior to the Subordinated Debentures. Since the Company failed to file a registration statement with the SEC to register for resale of its April 2005 Senior Debentures and the underlying common stock by December 31, 2005, the interest rate on the April 2005 Senior Debentures increased by 0.25% to 5.25% beginning on January 1, 2006 and will continue to be the applicable interest rate through the date the registration statement is filed.

The net proceeds from the sale of the April 2005 Senior Debentures, after deducting offering expenses and the placement agents’ commissions and other fees and expenses, were approximately $192,800. The

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Company used the net proceeds from the offering to replace the working capital that was at the time used to cash collateralize letters of credit under the 2004 Interim Credit Facility (see below).

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

The holders of the April 2005 Senior Debentures have the right, at their option, to require the Company to repurchase all or some of their debentures on April 15, 2009, 2013, 2015 and 2020. In each case, the Company will pay a repurchase price in cash equal to 100% of the principal amount of the April 2005 Senior Debentures, plus any accrued but unpaid interest, including additional interest, if any, to the repurchase date. In addition, holders of the April 2005 Senior Debentures may require the Company to repurchase all or a portion of the April 2005 Senior Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the April 2005 Senior Debentures, plus any accrued but unpaid interest and additional interest, if any, to, but not including, the repurchase date. A designated event includes certain change of control transactions and a termination of trading, occurring if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange.

The April 2005 Senior Debentures will be redeemable at the Company’s option on or after April 15, 2009 at a redemption price in cash equal to 100% of the principal amount of the April 2005 Senior Debentures plus accrued and unpaid interest and additional interest, if any, on the April 2005 Senior Debentures to, but not including, the redemption date.

Upon a continuing event of default, the trustee or the holders of at least 25% in aggregate principal amount of the April 2005 Senior Debentures may declare the applicable series of Debentures immediately due and payable, which could lead to cross-defaults and possible acceleration of unpaid principal and accrued interest of the Subordinated Debentures, July 2005 Senior Debentures (defined below) and the 2005 Credit Facility (defined below).

In connection with the Series B lawsuit described above, on November 2, 2006, the Company entered into a First Supplemental Indenture with The Bank of New York, as trustee, which amends the indenture governing the April 2005 Senior Debentures. The supplemental indenture includes a waiver of the Company’s SEC reporting requirements through October 31, 2007, and provides for further extension through October 31, 2008 upon the Company’s payment of an additional fee of 0.25% of the principal amount of the debentures. The Company paid to certain consenting holders of April 2005 Senior Debentures, who provided their consents prior to the expiration of the consent solicitation, a consent fee equal to 1.00% of the outstanding principal amount of the April 2005 Senior Debentures.

July 2005 Convertible Senior Debentures

On July 15, 2005, the Company issued $40,000 aggregate principal amount of its 0.50% Convertible Senior Subordinated Debentures due July 2010 (the “July 2005 Senior Debentures”) and common stock warrants (the “July 2005 Warrants”) to purchase up to 3,500,000 shares of the Company’s common stock. The July 2005 Senior Debentures bear interest at a rate of 0.50% per year and will mature on July 15, 2010. Interest is payable on the July 2005 Senior Debentures on January 15 and July 15 of each year, beginning

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

January 15, 2006. The July 2005 Senior Debentures are pari passu to the April 2005 Senior Debentures and senior to the Subordinated Debentures. Since the Company failed to file a registration statement with the SEC to register for resale its July 2005 Senior Debentures and the underlying common stock by December 31, 2005, the interest rate on the July 2005 Senior Debentures increased by 0.25% to 0.75% beginning on January 1, 2006 and will continue to be the applicable interest rate through the date the registration statement is filed.

The net proceeds from the sale of the July 2005 Senior Debentures and July 2005 Warrants, after deducting offering expenses and other fees and expenses, were approximately $38,900.

In accordance with the terms of the purchase agreement, the holders of the July 2005 Senior Debentures appointed a designated director to the Company’s Board of Directors (with a term that expires in 2007) effective July 15, 2005. If the designated director ceases to be affiliated with the holders of the July 2005 Senior Debentures or ceases to serve on the Company’s Board of Directors, so long as the holders together hold at least 40% of the original principal amount of the July 2005 Senior Debentures, the holders or their designees have the right to designate a replacement director to the Company’s Board of Directors.

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

The holders of the July 2005 Senior Debentures may require the Company to repurchase all or a portion of the July 2005 Senior Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the July 2005 Senior Debentures, plus any accrued but unpaid interest and additional interest, if any, to, but not including, the repurchase date. The list of designated events includes certain change of control transactions and a termination of trading occurring if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange.

The July 2005 Warrants may be exercised on or after July 15, 2006 and have a five-year term. The initial number of shares issuable upon exercise of the July 2005 Warrants is 3,500,000 shares of common stock, and the initial exercise price per share of common stock is $8.00. The number of shares and exercise price are subject to certain customary anti-dilution protections and other customary terms. These terms include, in certain change of control transactions, an adjustment in the conversion obligation so that the July 2005 Warrants, upon exercise, will entitle the July 2005 Warrant holders to receive shares of stock, other securities or other property or assets receivable upon the occurrence of such transaction by a holder of shares of the Company’s common stock in such transaction.

Upon a continuing event of default, the holders of at least 25% in aggregate principal amount of the July 2005 Senior Debentures may declare the July 2005 Senior Debentures immediately due and payable, which could lead to cross-defaults and possible acceleration of unpaid principal and accrued interest of the Subordinated Debentures, April 2005 Senior Debentures and the 2005 Credit Facility (defined below).

In connection with the Series B lawsuit described above, on November 9, 2006, the Company entered into an agreement with the holders of the July 2005 Debentures, pursuant to which the Company paid a consent fee equal to 1.00% of the outstanding principal amount of the July 2005 Debentures, in accordance with the terms of the purchase agreement governing the issuance of the July 2005 Debentures.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

In accordance with the provisions of EITF 98-5 and EITF 00-27, the Company allocated the proceeds received from the July 2005 Senior Debentures to the elements of the debt instrument based on their relative fair values. The Company allocated fair value to the July 2005 Warrants and conversion option utilizing the Black-Scholes option pricing model, which was consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 48.5%; an average risk-free interest rate of 3.98%; dividend yield of 0%; and an expected life of 5 years. The fair value of debt component of the July 2005 Debentures was based on the net present value of the underlying cash flows discounted at a rate derived from the Company’s then publicly traded debt, which was 11.4%. Once the relative fair values were established, the Company allocated the proceeds to each component of the contract. Because the conversion price was lower than the then current fair market value of the Company’s common stock, the Company determined that a beneficial conversion feature (“BCF”) existed which required separate accounting.

The accounting conversion value of the BCF calculated was $14,288 and the fair value allocated to the July 2005 Warrants was $8,073. The fair value allocated to the warrants and the accounting conversion value of the BCF amounting to $22,361 were recorded as credits to additional paid in capital. Additionally, $1,000 paid to the holders in connection with this transaction was recorded as a reduction of the net proceeds. The offsetting $23,361 was treated as a discount to the $40,000 principal amount of the July 2005 Senior Debentures. Using the effective interest method with an imputed interest rate of 17.9%, the discount will be accreted as interest expense over the term of the debt contract to bring the value of the debt to its face amount at the time the principal payment is due in July 2010. As of December 31, 2005 the Company has amortized $1,415 of the discount as interest expense.

2005 Credit Facility

On July 19, 2005, the Company entered into a $150,000 Senior Secured Credit Facility (the “2005 Credit Facility”), which was amended on December 21, 2005, March 30, 2006, July 19, 2006, September 29, 2006, and October 31, 2006. The 2005 Credit Facility, as amended, provides for up to $150,000 in revolving credit and advances, all of which can be available for issuance of letters of credit, and includes up to $15,000 in a swingline subfacility, which allows for same day borrowing. Advances under the revolving credit line are limited by the available borrowing base, which is based upon a percentage of eligible accounts receivable and unbilled receivables.

The Company may not have access to the entire $150,000 because, among other things,: (i) certain accounts receivable for government contracts cannot be included in the calculation of the borrowing base without obtaining certain consents (this restriction was removed by amendment on March 30, 2006); and (ii) delays in the Company’s ability to provide month-end account receivables reports negatively impact our ability to include such account receivables as part of the borrowing base, which determines the amount the Company may borrow under the 2005 Credit Facility. Borrowings available under the 2005 Credit Facility are used for general corporate purposes. As of December 31, 2005, the Company did not have any availability under the borrowing base.

In addition, prior to the March 30, 2006 amendment, the Company was required to cash collateralize 105% of its borrowings, including any outstanding letters of credit, under the 2005 Credit Facility and any accrued and unpaid interest and fees thereon. As of December 31, 2005, the Company had no borrowings under the 2005 Credit Facility but had letters of credit outstanding of approximately $84,295. The Company is charged an annual rate of 2.75% for the credit spread and other fees for its outstanding letters of credit. The Company fulfilled its obligation to cash collateralize using cash on hand. The requirement to deposit and maintain cash collateral terminated as part of the March 30, 2006 amendment to the 2005 Credit Facility, and such cash collateral was released to the Company.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Interest on loans (other than swingline loans) under the 2005 Credit Facility are calculated, at the Company’s option, at a rate equal to LIBOR, or, for dollar-denominated loans, at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points (“Base Rate Loans”). No matter which rate the Company chooses, an applicable margin is added that varies depending upon availability under the revolver. For Base Rate Loans, the applicable margin ranges from 0.25% (when availability is greater than $100,000) to 1.25% (when availability is less than or equal to $25,000); provided that until the Company is current in its SEC filings, the applicable margin shall be 1.00%. For LIBOR loans, the applicable margin ranges from 1.25% (when availability is greater than $100,000) to 2.25% (when availability is less than or equal to $25,000); provided that until the Company is current in its SEC filings, the applicable margin shall be 2.00%. Interest on swingline loans under the 2005 Credit Facility are calculated at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points plus the applicable margin for Base Rate Loans. A facility fee on the unused portion of the commitments of the lenders under the 2005 Credit Facility will be due at a rate of 0.50% per annum. In the event of a default, the interest rate increases by 2.0%. As of December 31, 2005, the interest rate under the 2005 Credit Facility was 6.54%.

The 2005 Credit Facility matures on July 15, 2010, unless on or before December 15, 2008, the April 2005 Senior Debentures shall have not been (i) fully converted into common stock of the Company or (ii) refinanced or replaced with securities that do not require the Company to make any principal payments (including, without limitation, by way of a put option) on or prior to July 15, 2010, in which case the 2005 Credit Facility matures on December 15, 2008.

The 2005 Credit Facility contains affirmative, financial and negative covenants.

•	The financial covenants include: (i) a minimum U.S. cash collections requirement of $125,000 monthly and $420,000 by the Company on a rolling three-month basis, (ii) a minimum trailing twelve-month EBITDA covenant which increases quarterly from $107,600 (for the quarter ending September 30, 2005) to $333,800 (for the quarter ending March 31, 2009 and thereafter) as of the end of the applicable quarter, (iii) a maximum leverage ratio which decreases from 7.7 to 1 (for the quarter ending September 30, 2005) to 2.4 to 1 (for the quarter ending March 31, 2009 and thereafter) as of the end of the applicable quarter and (iv) a maximum trailing twelve-month capital expenditures covenant which starts at $111,300 for the quarter ending September 30, 2005 and fluctuates thereafter, including reducing to $89,700 a year thereafter and ultimately remaining fixed at $94,100, starting with the quarter ending December 31, 2006.

The EBITDA and maximum leverage ratio will not be tested for a quarterly test period if (i) at all times during the test period that the borrowing base was less than $120,000, borrowing availability was greater than $15,000, (ii) at all times during the test period that the borrowing base was greater than or equal to $120,000 and less than $130,000, borrowing availability was greater than $20,000, or (iii) at all times during the test period that the borrowing base was greater than or equal to $130,000, borrowing availability was greater than $25,000.

•	The affirmative covenants include:

(i) becoming current in the Company’s SEC filings according to the following schedule:

•	the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) by November 30, 2006;

•	the Forms 10-Q for the quarters ended March 31, June 30, and September 30, 2005 by the earlier of two months after the date the Company files the 2005 Form 10-K and January 31, 2007;

•	the Forms 10-Q for the quarters ended March 31 and June 30, 2006 by February 28, 2007; and

•	the Form 10-Q for the quarter ended September 30, 2006 by March 31, 2007; and

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

(ii) the Company must have repatriated at least $65,000 of cash from foreign subsidiaries (in December 2005, the Company repatriated $66,600 of cash from its foreign subsidiaries); and

(iii) the Company must provide weekly reports with respect to its cash position until the Company becomes current in its SEC filings and has satisfactory collateral systems, as defined by its lender (i.e., internal controls and accounting systems with respect to accounts receivable, cash and accounts payable), at which time the Company must provide monthly reports. The Company must also provide monthly reports with respect to its utilization and bookings data through November 2006, including divisional profit and loss statements and operating data for the months of April through November 2006.

•	The negative covenants restrict certain of the Company’s corporate activities, including, among other things, its ability to make acquisitions or investments, make capital expenditures, repay other indebtedness, merge or consolidate with other entities, dispose of assets, incur additional indebtedness, pay dividends, create liens, make investments (including limitations on loans to its foreign subsidiaries) settle litigation and engage in certain transactions with affiliates.

•	The events of default include, among others, defaults based on: certain bankruptcy and insolvency events; nonpayment; cross-defaults to other debt; payments in respect of judgments against the Company in excess of $18,000; breach of specified covenants; change of control; termination of trading of Company stock; material inaccuracy of representations and warranties; failure to timely deliver audited financial statements; inaccuracy of the borrowing base; the prohibition or restraint on the Company or any loan party from conducting its business in any manner that has or could reasonably be expected to result in a material adverse effect because of any ruling, decision or order of a court or governmental authority; an indictment, conviction or the commencement of criminal proceedings of or against the Company or any subsidiary pursuant to which (a) either damages or penalties could be in excess of $5,000 or (b) such indictment could reasonably be expected to result in a material adverse effect.

Upon an event of default under the 2005 Credit Facility, the lenders may require the Company to post cash collateral in an amount equal to 105% of the principal amount of the outstanding letters of credit. In addition, lenders may declare all borrowings outstanding under the 2005 Credit Facility, together with accrued interest and other fees, immediately due and payable. Any default under the 2005 Credit Facility or agreements governing the Company’s other significant indebtedness could lead to an acceleration of debt under the 2005 Credit Facility or other debt instruments that contain cross-default provisions.

The Company’s obligations under the 2005 Credit Facility are secured by liens and security interests in substantially all of its present and future tangible and intangible assets and those of certain of its domestic subsidiaries, as guarantors of such obligations (including 65.0% of the stock of its foreign subsidiaries), subject to certain exceptions. The Company was in compliance with all covenants under the 2005 Credit Facility as of December 31, 2005.

In addition, in connection with the Series B lawsuit described above, the lenders of the 2005 Credit Facility granted the Company waivers for any default under the 2005 Credit Facility resulting from the Series B debenture lawsuit and the defaults alleged therein, and also consented to the Company’s payment of consent fees to the holders of each series of debentures as well as increases in the interest rates payable on all of the debentures.

Yen-Denominated Term Loans and Line of Credit

On January 31, 2003, the Company’s Japanese subsidiary entered into a 2.0 billion yen-denominated unsecured term loan. Scheduled principal payments are every six months through July 31, 2005 in the amount

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

of 334.0 million yen and include a final payment of 330.0 million yen on January 31, 2006, which has been paid.

On June 30, 2003, the Company’s Japanese subsidiary entered into a 1.0 billion yen-denominated unsecured term loan. Scheduled principal payments are every six months through December 31, 2005 in the amount of 167.0 million yen and include a final payment of 165.0 million yen on June 30, 2006, which has been paid. Borrowings under the term loan accrue interest of the TIBOR plus 1.40%.

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

Discontinued Credit Facilities

On May 29, 2002, the Company entered into a credit agreement with a commercial lender, for a revolving credit facility with a maximum aggregate principal balance of $250,000. The funds available under the credit arrangement were used for general corporate purposes, for working capital, and for acquisitions subject to certain restrictions. The credit agreement provided for the issuance of letters of credit, in the aggregate amount not to exceed $30,000, with a maximum maturity of twelve months from the date of issuance. Interest on borrowings under the credit agreement was determined, at the Company’s option, based on the prime rate, the LIBOR rate plus a margin ranging from 0.875% to 1.625% or the “Libo” (as defined therein) plus a margin ranging from 0.875% to 1.625%. There were commitment fees ranging from 0.20% to 0.275% for the revolving credit. The interest rate margins and the commitment fees varied based on the Company’s leverage ratio at quarter-end. The revolving credit facility expired on May 29, 2005.

On December 17, 2004, the Company entered into a $400,000 Interim Senior Secured Credit Agreement (the “2004 Interim Credit Facility”), which provided for up to $400,000 in revolving credit, all of which was to be available for issuance of letters of credit (subject to restrictions), and included up to $20,000 in a swingline subfacility. The amount of available borrowings was limited due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Based on preliminary information available during the first quarter of 2005, management anticipated that the Company may not have met one or more of the covenants contained within the 2004 Interim Credit Facility. In order to avoid any potential events of default from occurring under the 2004 Interim Credit Facility, the Company obtained amendments on March 17, 2005 and on March 24, 2005, which provided relief from certain covenant compliance requirements. The 2004 Interim Credit Facility was terminated by the Company on April 26, 2005.

The 2004 Interim Credit Facility was replaced by the 2005 Credit Facility on July 19, 2005 (see above). Immediately prior to termination of the 2004 Interim Credit Facility, there were no outstanding loans under the 2004 Interim Credit Facility; however, there were outstanding letters of credit of approximately $87,700, which were issued primarily to meet the Company’s obligations to collateralize certain surety bonds issued to support client engagements, mainly in its state and local government business. The $87,700 in letters of credit remained outstanding after the termination of the 2004 Interim Credit Facility. In order to support the letters of credit that remained outstanding, the Company provided the lenders of the 2004 Interim Credit Facility with the following collateral: (i) $94,300 of cash which was sourced from cash on hand; and (ii) a security interest in the Company’s domestic accounts receivable. Upon entering the 2005 Credit Facility, the lenders under the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

2004 Interim Credit Facility: (i) released all but $5,000 of the cash collateral (remaining $5,000, net of expenses, was returned to the Company on April 4, 2006); (ii) released its security interest in the domestic accounts receivable; and (iii) received an $85,400 letter of credit issued by the lenders under the 2005 Credit Facility.

Early Extinguishment of Senior Notes

On November 26, 2002, the Company completed a private placement of $220,000 in aggregate principal of Senior Notes. The offering consisted of $29,000 of 5.95% Series A Notes due November 2005, $46,000 of 6.43% Series B Senior Notes due November 2006 and $145,000 of 6.71% Series C Senior Notes due November 2007. The Senior Notes restricted the Company’s ability to incur additional indebtedness and required the Company to maintain certain levels of fixed charge coverage and net worth, while limiting its leverage ratio to certain levels. The proceeds from the sale of these Senior Notes were used to repay a $220,000 short-term revolving credit facility entered into for the purpose of funding a portion of the acquisition cost of BE Germany. In December 2004, the entire $220,000 of Senior Notes was prepaid, using proceeds from the Company’s sale of its Subordinated Debentures (see above). Due to the prepayment, the Company recorded in 2004 a loss on the early extinguishment of debt of $22,617, which represented the make whole premium, unamortized debt issuance costs and fees.

7.	Accrued Payroll and Employee Benefits
Accrued payroll and employee benefits consist of the following:

	December 31,
	2005	2004
Accrued compensated absences	$91,587	$91,978
Payroll related taxes	38,089	57,582
Employee mobility and tax equalization	82,482	67,639
Other	97,352	52,677

Total	$309,510	$269,876

8.	Other Current Liabilities
Other current liabilities consist of the following:

	December 31,
	2005	2004
Acquisition obligation (see Note 9)	$16,133	$15,792
Book overdrafts	810	1,790
Accrual for loss contracts	77,920	19,453
Accrued legal settlements	38,601	27,157
Other	74,761	70,552

Total	$208,225	$134,744

9.	Acquisition Obligation

On May 27, 1999, KPMG LLP (the Company’s former parent) acquired all of the voting common stock of Softline Consulting & Integrators, Inc. (“Softline”), a systems integration company, and entered into an agreement to acquire all of the Softline nonvoting common stock for not less than $65,000. The $65,000

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

acquisition obligation for the nonvoting common stock of Softline accrued interest at 6% per annum, and was due by its terms at the earlier of a demand by a majority vote of the nonvoting shareholders, or May 8, 2000. In the event the Company had provided notice of an IPO on or before May 8, 2000, the nonvoting shareholders would have had the right to convert the acquisition obligation of $65,000, plus accrued interest, into the Company’s common shares at a conversion price equal to the IPO price less the underwriter’s per share discount. This obligation was not retired at its maturity. The Company and the counterparties to this agreement entered into an agreement in August 2000, pursuant to which $33,980 of this obligation was repaid in cash, $7,020 was retired through the cancellation of short-term notes due from the counterparties and $9,000 was settled in November 2000 ($3,000 in cash and 326,024 shares of the Company’s common stock). The remaining obligation of $15,000 plus interest at 6% per annum, included in other current liabilities, is payable upon the ultimate resolution of specific contingencies relating to the Softline acquisition and will be paid through the issuance of shares of the Company’s common stock, valued for such settlement purposes at the IPO price less the underwriting discount or, at the election of the counterparties, through the issuance of cash equal to the current market price of the Company’s common stock for up to 30% of the shares otherwise issuable, with the remainder payable in shares valued at the IPO price. The 30% portion of the liability that, at the election of the counterparties, can be settled in either cash or in shares of the Company’s common stock represents a derivative feature. Accordingly, the 30% portion of the liability is marked to market each reporting period based on the changes in the intrinsic value of the underlying equity shares. Any change in the value of the underlying shares is recorded as a component of interest expense, amounting to $354, $909, $101 and $1,496 for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, respectively.

10.	Collaboration Agreement

In August 1997, the Company entered into a collaboration agreement with Microsoft Corporation. Under this agreement, the Company developed a broad portfolio of services and solutions to enable the rapid deployment of Microsoft products. Microsoft paid the Company $15,000. The agreement requires the Company to train a specified number of consultants to be proficient in Microsoft products, and to participate in joint marketing efforts with Microsoft. Revenue of $5,000 was recognized as training and other costs associated with the agreement were incurred. Revenue was not recognized for the remaining $10,000 due to a minimum royalty liability of $10,000 associated with the agreement. The agreement requires the Company to pay Microsoft royalties on certain net revenue for business relating to Microsoft products. The royalty period ends on the earlier of the date on which the Company makes the minimum aggregate royalty payment of $10,000 or June 30, 2006. If aggregate payments on June 30, 2006 are less than $10,000, the Company is obligated to make final payment for the difference, one-half of which is due on June 30, 2006 and the remaining one-half is due on June 30, 2007. The Company made a payment of $4,689 in July 2006, and expects to make an additional payment of $4,689 on or about June 30, 2007. No royalty payments were made during the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 or the year ended June 30, 2003.

11.	Commitments and Contingencies

The Company currently is a party to a number of disputes which involve or may involve litigation or other legal or regulatory proceedings. Generally, there are three types of legal proceedings to which the Company has been made a party:

•	Claims and investigations arising from its continuing inability to timely file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the restatement of its financial statements for certain prior periods to correct accounting errors and departures from generally accepted accounting principles for those years (“SEC Reporting Matters”);

•	Claims and investigations being conducted by agencies or officers of the U.S. Federal Government

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

and arising in connection with its provision of services under contracts with agencies of the U.S. Federal Government (“Government Contracting Matters”); and

•	Claims made in the ordinary course of business by clients seeking damages for alleged breaches of contract or failure of performance and by current or former employees seeking damages for alleged acts of wrongful termination or discrimination (“Other Matters”).

The 2005 Credit Facility contains limits on the amounts of civil litigation payments that the Company is permitted to pay, as follows: up to $75,000 during the 24-month period ending July 18, 2007, and up to $15,000 during any twelve consecutive months thereafter, in each case, net of any insurance proceeds. Failure to abide by these limits could result in a default under the credit facility for which, after opportunity to cure the default, outstanding indebtedness under the 2005 Credit Facility could be accelerated.

The Company currently maintains insurance in types and amounts customary in its industry, including coverage for professional liability, general liability and management and director liability. The Company expenses legal fees as incurred. Based on its current assessment, management believes that the Company’s financial statements include adequate provision for estimated losses that are likely to be incurred with regard to such matters.

SEC Reporting Matters

2003 Class Action Suits

As disclosed in the Company’s prior reports, various separate complaints purporting to be class actions were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its officers violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The complaints contain varying allegations, including that the Company made materially misleading statements with respect to its financial results for the first three quarters of fiscal 2003 in its SEC filings and press releases. The Plaintiffs’ Amended Consolidated Complaint was filed on December 31, 2003. Defendants’ Motion to Dismiss was filed on February 10, 2004. On March 31, 2004, the parties filed a stipulation requesting that the court approve a settlement of this matter for $1,700, all of which is to be paid by the Company’s insurer. On April 2, 2004, the court considered and gave preliminary approval to the proposed settlement. Notice of the proposed settlement was sent to the purported class of shareholders, and the court gave final approval to the proposed settlement on July 16, 2004.

2005 Class Action Suits

In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to the Company’s financial results in its SEC filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be. Accordingly, no liability has been recorded.

2005 Shareholders’ Derivative Demand

On May 21, 2005, the Company received a letter from counsel representing one of its shareholders requesting that the Company initiate a lawsuit against its Board of Directors and certain present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Company relating to the events disclosed in its report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation, the Company’s Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. The Company filed demurrers on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims, with leave to file amended claims. The claim seeking the scheduling of an annual meeting remains. It is not possible to predict the outcome of this matter, or what the impact might be. The Company believes, however, that claims for which money damages could be assessed are derivative claims asserted on the Company’s behalf and for which the Company’s liability would be limited to attorneys’ fees.

Series B Debenture Suit

On September 8, 2005, certain holders of the Series B Debentures provided a purported Notice of Default to the Company based upon its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005. On or about November 17, 2005, the Company received a notice from these holders of the Series B Debentures, asserting that an event of default had occurred and was continuing under the indenture for the Series B Debentures and, as a result, the principal amount of the Series B Debentures, accrued and unpaid interest and unpaid damages were due and payable immediately.

Based on the foregoing, the indenture trustee for the Series B Debentures brought suit against the Company and, on September 19, 2006, the Supreme Court of New York ruled that the Company was in default under the indenture for the Series B Debentures and ordered that the amount of damages to be determined subsequently at trial. The Company believed the ruling to be in error and on September 25, 2006, appealed the court’s ruling and moved for summary judgment on the matter of determination of damages.

After further negotiations, on November 7, 2006, the Company and the relevant holders of its Series B Debentures filed a stipulation to discontinue the lawsuit. Concurrent with the agreement to discontinue the lawsuit, the Company entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with The Bank of New York, as trustee, which amends the subordinated indenture governing the Company’s 2.50% Series A Convertible Subordinated Debentures due 2024 (the “Series A Debentures”) and the Series B Debentures. The First Supplemental Indenture includes a waiver of the Company’s SEC reporting requirements under the subordinated indenture through October 31, 2008. Pursuant to the terms of the First Supplemental Indenture, effective as of November 7, 2006: (i) the interest rate payable on the Series A Debentures will increase from 3.00% per annum to 3.10% per annum (inclusive of any liquidated damages relating to the failure to file a registration statement for the Series A Debentures that may be payable) until December 23, 2011, and (ii) the interest rate payable on the Series B Debentures will increase from 3.25% per annum to 4.10% per annum (inclusive of any liquidated damages relating to the failure to file a registration statement for the Series B Debentures that may be payable) until December 23, 2014. The increased interest rates apply to all Series A Debentures and Series B Debentures outstanding.

In connection with the resolution of this matter and so as to cure any lingering claims of default or cross-default, on November 2, 2006, the Company entered into a First Supplemental Indenture with The Bank of New York, as trustee, which amends the indenture governing its April 2005 Senior Debentures. The supplemental indenture includes a waiver of its SEC reporting requirements through October 31, 2007 and provides for further extension through October 31, 2008 upon payment of an additional fee of 0.25% of the principal amount of the debentures. The Company paid to each consenting holder of these debentures a

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

consent fee equal to 1.00% of the outstanding principal amount of the debentures. In addition, on November 9, 2006, the Company entered into an agreement with the holders of July 2005 Senior Debentures, pursuant to which the Company paid a consent fee equal to 1.00% of the outstanding principal amount of the debentures, in accordance with the terms of the purchase agreement governing the issuance of these debentures.

SEC Investigation

On April 13, 2005, pursuant to the same matter number as their inquiry concerning the Company’s restatement of certain financial statements issued in 2003, the staff of the SEC’s Division of Enforcement requested information and documents relating to the Company’s March 18, 2005 Form 8-K. On September 7, 2005, the Company announced that the staff had issued a formal order of investigation in this matter. The Company subsequently received subpoenas from the staff seeking production of documents and information including certain information and documents related to an investigation conducted by the Audit Committee of the Company’s Board of Directors.

In connection with the investigation by the Audit Committee, the Company became aware of incidents of possible non-compliance with the Foreign Corrupt Practices Act and its internal controls in connection with certain of its operations in China and voluntarily reported these matters to the SEC and U.S. Department of Justice in November 2005. Both the SEC and the Department of Justice have indicated they will investigate these matters in connection with the formal investigation described above. On March 27, 2006, the Company received a subpoena from the SEC regarding information related to these matters. The investigation is ongoing and the SEC is in the process of taking the testimony of current and former employees. The Company has a reasonable possibility of loss in this matter, although no estimate of such loss can be determined at this time. Accordingly, no liability has been recorded.

Government Contracting Matters

Government Contracts

A significant portion of the Company’s business relates to providing services under contracts with the U.S. Federal government or state and local governments. During the year ended December 31, 2005, 35.6% of the Company’s revenue was earned from contracts with the U.S. Government or state and local governments. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether the Company’s operations are being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Federal government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Federal government contracting. The Company believes that it has adequately reserved for any losses it may experience from these investigations. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

Grand Jury Subpoena—California

In December 2004, the Company was served with a subpoena by the Grand Jury for the U.S. District Court for the Central District of California. The subpoena sought records relating to twelve contracts between the Company and the U.S. Federal government, including two General Service Administration (“GSA”) schedules, as well as other documents and records relating to its U.S. Federal Government work. The Company has begun to produce documents in accordance with an agreement with the Assistant U.S. Attorney. The focus of the review is upon the Company’s billing and time/expense practices, as well as alliance agreements where referral or commission payments were permitted. On July 20, 2005, the Company was served with a subpoena issued by the U.S. Army, requesting items related to Department of Defense contracts. The Company has

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

subsequently been served with subpoenas issued by the Inspector General of the GSA. Given the broad scope of the subpoena and the limited information the Company has received from the U.S. Attorney’s office regarding the status of its investigation, it is impossible to predict with any degree of accuracy how this matter will develop and how it will be resolved. The Company does not believe that it is either probable that the subpoena will result in a liability to the Company or that the amount or range of a future liability, if any, can be determined. Accordingly, no liability has been recorded.

Travel Rebate Investigation

In December 2005, the Company executed a settlement agreement with the Civil Division of the U.S. Department of Justice to settle allegations of potential understatement of travel credits to government contracts. Pursuant to the settlement agreement, in December 2005, the Company paid $15,500 in the aggregate, including related fees. The settlement payment is included as part of selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2004.

Department of Interior

On September 29, 2005, the Company received a Termination for Cause notice (the “Notice”) directing it to cease work on a task order (“Task Order 3”) being completed for the Department of Interior (“DOI”). The Company complied and has properly reserved any outstanding amounts owed to it by the DOI as of December 31, 2004. The underlying Basic Purchase Agreement was subsequently terminated for cause as well, though the only task order that was potentially affected was Task Order 3. In the Notice, the DOI also stated that it may seek to recover excess reprocurement costs or pursue other legal remedies, but it has taken no action in this regard. The Company believes that it has a strong defense of excusable delay, and believes that where there is a meritorious case of excusable delay, terminations for cause have been overturned. The Company also believes that if the termination for cause is removed, any potential reprocurement cost liability is also removed. On July 28, 2006 the Company submitted a claim in the amount of approximately $20,000 to the Government for amounts it believes are owed to it by the DOI. The Company’s efforts with the DOI to reach a negotiated settlement of this matter stalled, and the Company has filed a complaint with the Court of Federal Claims to overturn the termination for cause on September 26, 2006. Under the rules, the Company needs a decision from the contracting officer before it can appeal its claim to the court. The DOI informed the Company that the decision will be rendered on or before mid-January 2007. Accordingly, at this time a claim against the Company for additional amounts could be made by the DOI as part of a defensive strategy, but none has been made. If a claim by the Government is filed, the Company believes there is a reasonable possibility of loss in this matter. Due to the early stage of this matter and the nature of the potential claims, a range of any potential loss cannot be determined at this time. As such, no liability has been recorded.

USAID Contract

On October 25, 2005, the Company received a letter from USAID in which the Contracting Officer stated that she had determined to disallow approximately $10,746 in subcontractor costs for Kroll, the Company’s security subcontractor in Iraq. The Company also received a final decision from the Contracting Officer, dated January 7, 2006, disallowing the Kroll costs. However, on July 10, 2006, based on review and analysis of additional documentation, the Contracting Officer issued a revised final decision that allowed $10,320 of the costs, while disallowing the remainder, which the Company substantially recovered from Kroll.

Core Financial Logistics System

There is an ongoing investigation of the Core Financial Logistics System (“CoreFLS”) project by the Inspector General’s Office of the Department of Veterans Affairs and by the Assistant U.S. Attorney for the Central District of Florida. To date, the Company has been issued two subpoenas, in June 2004 and December

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

2004, seeking the production of documents relating to the CoreFLS project. The Company is cooperating with the investigation and has produced documents in response to the subpoenas. To date, there have been no specific allegations of criminal or fraudulent conduct on the part of the Company. Similarly, there have been no contractual claims filed against the Company by the Veterans Administration in connection with the CoreFLS project. Management believes that the Company has complied with all of its obligations under the CoreFLS contract. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be. As such, no liability has been recorded.

General Services Administration Audit

The Office of the Inspector General of the GSA of the United States Government conducted an audit of the Company’s GSA Management, Organizational, and Business Improvement Services (“MOBIS”) contract for the period beginning January 1, 2001 through December 31, 2002. The findings from this audit report allege non-compliance, which may have resulted in overcharges to Government customers. Specifically, the report alleges that the Company failed to report and pass on to GSA customers, the reduction it made to its commercial labor rate (Standard Bill Rate) for Administrative Support effective July 1, 2000. The Inspector General estimated a potential refund amounting to $2,400 for the period under audit and additional amounts of $2,300 related to the remainder of the contract extension period (through 2007).

The Company believes that it has not overcharged the Government and is working to resolve the outstanding issues with the contracting officer. Given the current stage of discussions, the outcome cannot yet be determined and management estimates the probable amount of loss is $1,200 (accrued as a liability as of December 31, 2005 and 2004). In addition, the Company is discussing revisions to the contract with the contracting officer to better align its terms, including pricing, to the expectations of both parties.

Other Matters

Peregrine Litigation

The Company was named as a defendant in several civil lawsuits regarding certain software resale transactions with Peregrine Systems, Inc. during the period 1999 and 2001, in which purchasers and other individuals who acquired Peregrine stock alleged that the Company participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price, and the Company was also sued by a trustee succeeding the interests of Peregrine for the same conduct. Specifically, the Company was named as a defendant in the following actions: Ariko v. Moores (Superior Court, County of San Diego), Allocco v. Gardner (Superior Court, County of San Diego), Bains v. Moores (Superior Court, County of San Diego), Peregrine Litigation Trust v. KPMG LLP (Superior Court, County of San Diego), and In re Peregrine Systems, Inc. Securities Litigation (U.S. District Court for the Southern District of California). The Company’s former parent, KPMG LLP, also sought indemnity from the Company for certain liability it may face in the same litigations, and the Company agreed to indemnify them in certain of these matters.

As a result of tentative agreements reached in December 2005, the Company executed conditional settlement agreements whereby the Company is to be released from liability in the Allocco, Ariko, Bains and Peregrine Litigation Trust matters and in all claims for indemnity by KPMG LLP in each of these cases. On January 5, 2006, the Company finalized an agreement with KPMG LLP, providing conditional mutual releases to each other from such fee advancement and indemnification claims, with no settlement payment or other exchange of monies between the parties. On January 6, 2006, the Company filed applications for good faith settlement determinations in Allocco, Ariko, Bains and the Peregrine Litigation Trust matters with respect to the conditional settlements mentioned above. The applications were granted. On April 6, 2006, the Company’s former co-defendants filed motions, seeking to appeal the Allocco and Peregrine Litigation Trust rulings. On June 19, 2006, the court denied the motions. The Company’s former co-defendants then appealed to the California Supreme Court. On August 16, 2006, those appeals were denied. Payments of approximately $36,900 in principal and interest were made in September 2006. The expense relating to these settlement

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

payments was included as part of costs of service in the Consolidated Statement of Operations for the year ended December 31, 2004.

The Company did not settle the In re Peregrine Systems, Inc. Securities Litigation. On January 19, 2005, the In re Peregrine Systems, Inc. Securities Litigation matter was dismissed by the trial court as it relates to the Company; and, on January 17, 2006 the court granted the plaintiffs’ motion for entry of judgment so the plaintiffs can appeal the dismissal in advance of any trial on the merits against the remaining parties. Briefing of the appeal is underway. The Company believes there is a reasonable possibility of loss on the appeal based on recent Ninth Circuit precedent. Due to the nature of that matter, a range of loss cannot be determined at this time. In addition, to the extent any judgment is entered in favor of the plaintiffs against KPMG LLP, KPMG LLP has notified the Company that it will seek indemnification for these sums.

On November 16, 2004, Larry Rodda, a former employee, pled guilty to one count of criminal conspiracy in connection with the Peregrine software resale transactions that continue to be the subject of the government inquiries. Mr. Rodda also was named in a civil suit brought by the SEC. The Company was not named in the indictment or civil suit, and is cooperating with the government investigations.

Hawaiian Telcom Communications, Inc.

The Company has a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which the Company was engaged to design, build and operate various information technology systems for the client. The Company incurred losses of $113,257 under this contract in fiscal 2005. The HT Contract has experienced delays in its build and deployment phases and contractual milestones have been missed. The client has alleged that the Company is responsible under the HT Contract to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. The Company believes the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted its ability to perform, thereby causing the Company to incur significant damages. The Company also believes the terms of the HT Contract limit the client’s ability to recover certain of their claimed damages. The Company is negotiating with the client to resolve these issues, apportion financial responsibility for these costs and alleged damages, and transition remaining work under the HT Contract to others, as requested by the client. During these negotiations, the Company is maintaining all of its options, including disputing the client’s claims and asserting the Company’s own claims in litigation. At this time, the Company cannot predict the likelihood that it will be able to resolve this dispute or the outcome of any litigation that might ensue if it is unable to resolve the dispute. While the Company believes it is probable that it may incur a loss with respect to this matter, at this time the Company is unable to reasonably estimate a range of amounts for the loss. Accordingly, no liability has been recorded.

Telecommunication Company

A telecommunication industry client has conducted an “audit” of certain of the Company’s time and expense charges, alleging that the Company inappropriately billed the client for days claimed to be “non-work days”, such as days before and after travel days, travel days, overtime, and other alleged errors. A preliminary audit by the Company of the time and expense records for the project did not reveal the improprieties as alleged. While the client has threatened litigation, the Company continues to cooperate with the client in validating the prior charges and expenses for services rendered. The Company has no basis on which to believe the client’s claims are well founded. While a loss is possible, it is not possible at this time to estimate a potential loss or range of loss. Accordingly, no liability has been recorded.

Michael Donahue

In March 2005, Mr. Donahue filed suit against the Company in connection with the termination of his

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

employment in February 2005. Mr. Donahue alleges he is owed $3,000 under the terms and conditions of a Special Termination Agreement he executed in November 2001, between $1,700 and $2,400 as compensation for the value of stock options he was required to forfeit as the result of his discharge, and an additional $200 for an unpaid bonus. Mr. Donahue has also argued that a 25% penalty pursuant to Pennsylvania law should be added to each of these sums. In May 2005, the Company removed the matter to Federal court. On October 5, 2005, Donahue filed his Complaint in the case in Federal court, under seal. In this Complaint, in response to the Company’s motion to compel arbitration, Donahue dropped his claims for his stock options and performance bonus, although he is free to bring those claims again at a later time. On January 31, 2006, Mr. Donahue filed his Demand for Arbitration, asserting all the claims he originally asserted, including his claims under the Special Termination Agreement, his claims for his stock options, and his claim for his annual bonus payment for 2004, in addition to the statutory penalties sought for these unpaid amounts. The parties are currently selecting arbitrators for the panel. It is reasonably possible that the Company will incur a loss ranging from $0 to $7,000, with no amount within this range a better estimate than any other amount. Accordingly, no liability has been recorded.

Canon Australia

On June 16, 2006, employees of the Australian subsidiary of Canon presented objections to the Company’s Australian Country Director of deficiencies in the Company’s work and alleged misrepresentations by the Company in connection with an implementation of an enterprise resource planning and customer relationship management system, which went live in January of 2005. Canon representatives presented arguments supporting their belief that Canon has suffered damages, including damages for lost profits and other consequential damages, as a result of the implementation. Canon has indicated that it desired to seek mediation. This matter is in its very preliminary stages. The contract limits the damages that may be claimed against the Company to no more than approximately $19,000. It is reasonably possible the Company will incur a loss. Due to the early stage of this matter and the nature of the potential claims, a range of loss cannot be determined at this time. Accordingly, no liability has been recorded.

Transition Services Provided By KPMG LLP

As described in Note 14, “Related Party Transactions,” the Company entered into a transition services agreement, and various other arrangements, with KPMG LLP during February 2001. Prior to the expiration date of the transition services agreement (February 13, 2004 for most non-technology services and February 13, 2005 for most technology-related services), the Company terminated certain services provided by KPMG LLP under the agreement and, in accordance with the agreement, was liable to KPMG LLP for termination costs. During the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the fiscal year ended June 30, 2003, the Company paid to KPMG LLP $550, $1,254, $3,187, and $1,050, respectively, in termination costs. During the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, the Company recovered $1,441, $585, $2,004, and $2,133, respectively, as a result of its review of KPMG LLP’s charges under the transition services agreement.

KPMG LLP contends that the Company owes approximately $26,214 in termination costs and unrecovered capital for the termination of information technology services provided under the agreement. However, in accordance with the terms of the agreement, the Company does not believe that it is liable for termination costs arising upon the expiration of the agreement. The Company and KPMG LLP have begun proceeding under the dispute resolution mechanisms specified in the transition services agreement and are separately attempting to reach agreement as to the amount, if any, of additional costs payable by the Company to KPMG LLP in connection with the expiration of the agreement. Accordingly, the amount of additional termination costs, if any, that the Company will pay to KPMG LLP cannot be reasonably estimated at this time, and no liability has been recorded.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

In connection with the expiration of the transition services agreement, the Company also agreed to settle a separate arrangement under which it pays KPMG LLP for the use of occupancy-related assets in the office facilities subleased by the Company from KPMG LLP. As such, during July 2005, the Company paid KPMG LLP $17,356 for its share of the cost of the occupancy-related assets that it believes relates to office locations that it subleased from KPMG LLP. However, KPMG LLP contends the Company owes an additional $5,347. The Company and KPMG LLP have begun proceeding under the dispute resolution mechanisms referred to in the preceding paragraph and are separately attempting to reach agreement as to the amount, if any, of additional costs payable by the Company to KPMG LLP. Approximately, $9,660 of the total $17,356 paid to KPMG LLP related to office locations that were previously abandoned in connection with the Company’s office space reduction effort. Accordingly, the Company has reserved for this amount as part of its lease and facilities restructuring charges recorded during the years ended December 31, 2005 and 2004, the six months ended December 31, 2003, and year ended June 30, 2003. The Company classified the remaining $7,696 paid to KPMG LLP as a prepaid service cost, which the Company plans to amortize over the remaining term of its respective sublease agreements with KPMG LLP. As of December 31, 2005, the remaining amount to be expensed was $6,488.

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005. Total minimum rental payments are exclusive of future minimum sublease income of $31,150.

Year ending December 31:
2006	$84,519
2007	69,718
2008	64,516
2009	56,627
2010	41,966
Thereafter	70,856

Total minimum payments required	$388,202

The composition of total rental expense for all operating leases was as follows:

			Six Months	Year
	Year Ended		Ended	Ended
	December 31,		December 31,	June 30,
	2005	2004	2003	2003
Rent expense	$70,054	$70,612	$36,920	$78,392
Less: Sublease rentals	(5,320)	(4,426)	(1,447)	(2,150)

Net rent expense	$64,734	$66,186	$35,473	$76,242

Other Commitments

In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FIN No. 45, “Guarantor’s Accounting

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to the Company in January 2000; indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2005.

Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of December 31, 2005, the Company had approximately $141,451 of outstanding surety bonds and $84,295 of outstanding letters of credit for which the Company may be required to make future payment.

12.	Stockholders’ Equity

Long-Term Incentive Plan

On January 31, 2000, the Company adopted the 2000 Long-Term Incentive Plan (the “LTIP”), pursuant to which the Company is authorized to grant stock options and other awards to its employees and directors. The number of shares of common stock that is authorized for grants or awards under the LTIP (the “Authorized Shares”) is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of common stock of the Company and (y) the Authorized Shares. Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Generally, stock options granted have 10-year terms and vest over three to four years from the date of grant.

Pursuant to a tender offer made on February 1, 2002, certain holders of stock options with an exercise price of $55.50 (excluding executive officers and directors of the Company) exchanged their options as of March 1, 2002 for an equal number of stock options issued in September 2002 with an exercise price equal to 110% of the then fair market value of the Company’s common stock. On September 3, 2002, the Company issued 4,397,775 replacement options at an exercise price of $11.01. The replacement options vest ratably over three years.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Stock award and option activity during the periods indicated was as follows:

	Options/Shares	Options outstanding
	Available		Weighted Average
	for Grant	Number	Price per Share
Balance at June 30, 2002 (unaudited)	21,134,306	30,791,934	$17.17
Additional shares authorized	11,541,474	—	—
Options granted	(23,987,908)	23,987,908	9.71
Options forfeited/canceled	6,776,989	(6,776,989)	15.90
Restricted stock awards, net of forfeitures	22,000	—	12.04

Balance at June 30, 2003	15,486,861	48,002,853	13.78
Additional shares authorized	951,965	—	—
Options granted	(13,361,885)	13,361,885	8.28
Options exercised	—	(9,149)	6.55
Options forfeited/canceled	3,705,833	(3,705,833)	13.72
Restricted stock awards, net of forfeitures	(1,278,387)	—	11.71

Balance at December 31, 2003	5,504,387	57,649,756	12.51
Additional shares authorized	1,879,490	—	—
Options granted	(9,477,247)	9,477,247	8.85
Options exercised	—	(283,457)	7.80
Options forfeited/canceled	7,608,946	(7,608,946)	12.29
Restricted stock awards, net of forfeitures	(903,019)	—	11.90

Balance at December 31, 2004	4,612,557	59,234,600	11.97
Additional shares authorized	230,018	—	—
Options granted (1)	(2,396,508)	4,396,508	7.71
Options exercised	—	(160,673)	7.01
Options forfeited/canceled	17,794,294	(17,794,294)	12.63
Restricted stock awards, net of forfeitures	(12,630,794)	—	7.54

Balance at December 31, 2005	7,609,567	45,676,141	11.50

(1)	Options granted during the year ended December 31, 2005 include 2,000,000 non-statutory options issued outside of the LTIP.

Information about stock options outstanding and exercisable at December 31, 2005 is as follows:

	Outstanding options			Options exercisable
		Weighted
	Number	Average	Weighted	Number
	Outstanding	Remaining	Average	Exercisable
	December 31,	Contractual	Exercise	December 31,	Weighted Average
Range of Exercise Price	2005	Life (Years)	Price	2005	Exercise Price
$ 0.00-$ 5.54	300	6.7	$5.46	225	$5.46
$ 5.55-$11.10	30,633,771	7.7	$8.85	19,945,279	$9.29
$11.11-$16.64	6,862,466	5.7	$13.26	6,775,253	$13.26
$16.65-$23.06	7,972,016	5.0	$18.03	7,972,016	$18.03
$49.95-$55.50	207,588	4.1	$55.50	207,588	$55.50

	45,676,141	6.8	$11.50	34,900,361	$12.33

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Options exercisable at December 31, 2004 and 2003 and June 30, 2003, were 32,169,971, 20,420,689 and 10,739,896, respectively, with a weighted average exercise price of $14.12, $15.64 and $18.32, respectively.

During 2005, 2,000,000 stock options were granted with a measurement date market price that was above the grant date exercise price. The intrinsic value of these options was $2,440 with a four year vesting period commencing in March 2005, a weighted average exercise price and a weighted average fair value of $7.55 and $5.05, respectively. Compensation expense for the year ended December 31, 2005 was $466, and $1,974 of deferred compensation remained at December 31, 2005.

On December 13, 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $9.57 per share previously awarded to its employees (excluding executive officers and directors) under the LTIP. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 2,900,000 shares of common stock, or approximately 21% of the Company’s outstanding unvested options, are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $10.39, and the exercise price of these options ranges from $9.58 to $21.17 per share, with approximately 93.7% and 99.9% of such options previously scheduled to vest in 2006 and 2007, respectively. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its Consolidated Statements of Operations, upon adoption of SFAS 123R. The Company also believes that because the accelerated options had exercise prices in excess of the current market value of the Company’s common stock, the options had limited economic value and were not achieving their original objective of incentive compensation and employee retention.

Restricted Stock Units

On March 25, 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to an aggregate of $165 million in RSUs under the LTIP to the Company’s current managing directors (MDs) and a limited number of key employees, and delegated to the Company’s officers the authority to grant these awards. Certain RSU awards under this authorization will be made in three tranches of grants representing 30% (“MD Tranche 1”), 30% (“MD Tranche 2”), and 40% (“MD Tranche 3”) of the total RSU award for each employee. Additional awards were also made at various grant dates as determined by the Company’s Chief Executive Officer.

RSUs granted to managing directors and other key employees during 2005 are as follows:

							Deferred
		Weighted		RSUs		Stock	Compensation
		Average		Forefeited		Compensation	Remaining at
		Grant		as of		Expense	December 31,
		Date Fair	RSUs	December 31,		Recognized	2005	Settlement
Award Description	Grant Date(s)	Value	Granted	2005	Vesting Date	in 2005	(1)	Date
MD Tranche 1	Various dates in 2005, beginning in Q2	$7.30	5,276,106	379,235	January 1, 2006	$35,770	$—	(2)
MD Tranche 2	December 8, 2005	$7.68	5,137,576	40,732	December 8, 2005	39,144	—	(3)
Other RSU awards (4)	Various dates in 2005, beginning in Q2	$7.97	3,351,111	76,561	(5)	6,882	19,270	(5)

Total(6)		$7.61	13,764,793	496,528		$81,796	$19,270

(1)	Deferred compensation will be amortized in accordance with the respective employee’s vesting schedule, subject to the application of SFAS 123R in 2006.
(2)	MD Tranche 1 RSUs are expected to settle after the Company has become current in its SEC filings.
(3)	50% of the MD Tranche 2 RSUs are expected to settle on January 1, 2007, with the remainder settling on January 1, 2008. However, such RSUs cannot settle until the Company is current in its SEC filings.
(4)	Includes 750,000 RSUs granted outside of the LTIP to the Company’s Chief Executive Officer in March 2005. Such RSUs vest and settle over seven years with 62,500 shares vesting in March 2007, 125,000 vesting in March 2008, 187,500 vesting in March 2009 and 2010, 125,000 vesting in March 2011, and 62,500 vesting in March 2012.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

(5)	Except for the 750,000 RSUs granted outside of the LTIP to the Company’s Chief Executive Officer in March 2005, vesting and settlement of “Other RSU Awards” occur on the same date. These RSUs generally either cliff vest and settle three years from the grant date or vest and settle over two to four years from the date of the grant. Certain of these RSUs have performance vesting criteria, which the Company has determined achievement to be probable.
(6)	Excludes awards to recipients in China of approximately 112,000 RSUs (net of forfeitures of approximately 25,000 RSUs) where local laws require a cash settlement.

As of December 31, 2005, the Company had 13,268,265 RSUs outstanding (excluding approximately 112,000 RSUs awarded to recipients in China as described above) with a grant date weighted average fair value of $7.61. On September 25, 2006, the Company issued the MD Tranche 3 RSU awards, resulting in an additional grant of approximately 5,400,000 RSUs. These RSUs had a grant date weighted average fair value of $8.50 and vest 25% on each January 1 of calendar years 2007 through 2010. The total compensation expense, net of forfeitures, associated with the MD Tranche 3 RSU awards that will be recorded over the vesting period is approximately $39,300.

In addition to the MD Tranche 3 awards, the Company also granted approximately 1,500,000 RSU awards during the first nine months of 2006. These RSUs had a grant date weighted average fair value of $8.45 and generally either cliff vest and settle three years from the grant date or vest and settle over two to four years from the date of grant. The total compensation expense, net of forfeitures, associated with these RSUs that will be recorded over the vesting period is approximately $10,700.

MD Tranche 3 RSUs and other RSUs granted in 2006 may be settled through the issuance of common stock or with cash, at the Company’s sole discretion, subject to debt covenant restrictions. The Company’s ability to grant additional RSUs is limited by the number of shares available under the LTIP. All grants in 2006 including the MD Tranche 3 awards and Other RSU awards will be accounted for in accordance with SFAS 123R.

On April 20, 2005, the Company sent notices to its directors and executive officers notifying them that in connection with the determination that investors should not rely upon certain previously-issued financial statements, there would be a blackout period under the LTIP and ESPP (described below and collectively, the “Plans”). The Company also advised Plan participants of the blackout period. In addition, until the Company is current in its SEC filings, the registration statements on Form S-8 covering the issuances of the Company’s common stock under its LTIP and ESPP are not available. During the blackout period, Plan participants were not permitted to purchase the Company’s common stock normally offered pursuant to the Plans.

Also on April 20, 2005, pursuant to Regulation BTR, the Company announced there would be a blackout period under the Company’s 401(k) plan. However, effective September 14, 2006, by notice to its directors, executive officers and employees, the Company amended the 401(k) Plan to permanently prohibit participant purchases and Company contributions of Company stock under the 401(k) Plan. As a result of this action, the previously announced temporary blackout period for the 401(k) plan ended effective as of September 14, 2006. However, the exercise of stock options and settlement of restricted stock units under the LTIP, as well as purchases of Company stock under its ESPP, remain suspended until the registration statements covering such issuances are available and the Company has complied with any other legal requirements relating to such issuance of its common stock.

Restricted Stock Awards

Under the LTIP, the Company has the discretion to grant restricted stock to certain of its officers and employees. During fiscal 2002, the Company granted 420,000 shares (unaudited) of restricted common stock, of which 60,000 shares have been forfeited as of December 31, 2005. Holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions; such restricted stock is considered to be issued and outstanding. The restrictions on these shares generally expire after three years. The market value of these shares was $5,586 (unaudited), and was recorded as unearned compensation.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Compensation expense over the three-year vesting period amounted to $0, $563, $698 and $1,546 during the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, respectively.

In connection with the various Andersen Business Consulting acquisitions, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and were issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remained employed by the Company. Compensation expense was recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $3,491, $8,723, $6,669 and $13,531 for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, respectively. As of December 31, 2005, 2,100,998 shares of common stock have been issued and $4,929 was paid in cash in lieu of the third and final installment of the stock award in fulfillment of the Company’s obligations under this commitment, which was recorded as a reduction of additional paid in capital.

The Company grants restricted stock to non-employee members of the Board of Directors as annual grants under the LTIP, in connection with the Company’s annual meeting of stockholders. The awards are fully vested upon grant, but are subject to transfer restrictions defined in the LTIP until the recipient is no longer a member of the Board of Directors. During the year ended December 31, 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, the Company granted an aggregate of 56,000, 56,000 and 20,000 shares of restricted stock to non-employee directors, respectively. Since the Company did not hold its 2005 annual meeting of stockholders, no restricted stock awards were made to the Board of Directors in 2005.

Employee Stock Purchase Plan

The Company’s ESPP was adopted on October 12, 2000 and allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the 24 month offering period, or the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. The ESPP became effective on February 8, 2001. In 2005, the Board of Directors also approved the removal of the 24-month look-back, resulting in straight 6-month offering periods, where the purchase price will be 15% off the closing price on the last day of the 6-month purchase period. Current participants are grandfathered (protected) from this change through January 31, 2007, provided continued enrollment. These Plan changes will be effective for all new enrollees beginning with the next open enrollment cycle. During the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003, employees purchased a total of 2,053,154, 3,644,002, 1,560,615 and 3,547,675 shares for $13,769, $24,707, $10,466 and $26,927, respectively. As of December 31, 2005, 17,703,136 shares of common stock remained available for issuance under the ESPP.

In June 2005, the Company announced that certain employees below the managing director level were eligible to participate in the BE an Owner Program. Under this program, as amended, the Company made a cash payment in January 2006 to each eligible employee in an amount equal to 1.5% of that employee’s annual salary as of October 3, 2005 (which payment was approximately $18,456 in the aggregate). In January 2007, the Company intends to make a special contribution under the ESPP to each eligible employee in an amount equal to 1.5% of that employee’s annual salary as of October 3, 2005 into his or her ESPP account, which contribution will be used to purchase shares of the Company’s common stock at a 15% discount.

Because the Company is not current in its SEC filings, it is unable to issue freely tradable shares of its common stock. Consequently, the Company has not issued shares under the LTIP or ESPP, since January 2005,

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

and significant features of many of the Company’s employee equity plans remain suspended. If the Company is unable to become current in its SEC filings by April 30, 2007, the purchase price discount the Company will be able to offer pursuant to applicable provisions of the U.S. Internal Revenue Code could be substantially reduced. If the purchase price of the Company’s common stock purchased under the ESPP changes to 85% of the fair market value of the common stock on the date of purchase, increases in the Company’s stock price above current levels could result in increased withdrawal rates to levels higher than those the Company has historically experienced. The Company currently does not anticipate becoming current in its SEC filings by April 30, 2007. Employee contributions to the ESPP held by the Company were approximately $18,000 at December 31, 2005. These amounts are included in cash and cash equivalents and are repayable on demand.

Notes Receivable from Stockholders

On February 16, 2000, the Company issued stock awards aggregating 297,324 shares to certain employees as part of the separation of KPMG LLP’s consulting businesses. In connection with these awards, the Company also provided loans of $7,433 to the grantees for personal income taxes attributed to the awards. The loans are secured by the shares of common stock issued to the employees and, prior to August 7, 2003, bore interest at 6.2% per annum with respect to $5,845 of the principal amount and at 4.63% per annum with respect to $1,588 of the principal amount. Principal and accrued interest on the loans are due no later than August 9, 2007. In the event the value of the Company’s common stock is less than the aggregate principal and interest of the loans upon maturity in August 2007, the employees may elect to surrender their shares relating to the stock award. At December 31, 2005, the estimated fair market value of the stock awards was approximately $2,337.

In October 2001, the Company provided non-recourse loans to individuals who were executive officers at that time of $1,672, at an interest rate of 4.5%. During 2005, one loan totaling $483, which included $62 of accrued interest, was forgiven by the Company. As of December 31, 2005, the Company has fully reserved for the entire remaining balance of these loans which was $112, including $18 of accrued interest.

Common Stock Repurchase

In August 2001, the Board of Directors authorized the Company to repurchase up to $100,000 of its common stock. As of December 31, 2005, the Company had repurchased 3,812,250 shares of its common stock at an aggregate purchase price of $35,727. Thus, the Company is authorized to repurchase an additional $64,273 of its common stock. The repurchased shares are held in treasury. In April 2005, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to an additional $100,000 of its common stock over a twelve-month period beginning April 11, 2005; therefore, together with the August 2001 stock repurchase program, as of December 31, 2005, the Company was authorized to repurchase approximately $164,273 of its common stock. All shares repurchased under the stock repurchase program are held as treasury shares. The Company did not repurchase any of its common stock during the years ended December 31, 2005 and 2004. Additionally, the 2005 Credit Facility contains limitations on the Company’s ability to repurchase shares of its common stock.

Preferred Stock

The Company has 10,000,000 authorized shares of $0.01 par value preferred stock. An aggregate of 1,000,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock for issuance in connection with the Company’s shareholder rights plan. As of December 31, 2005, none of the Company’s preferred stock was issued or outstanding.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

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

13. Income Taxes

The Company reported loss before taxes of $599,522, including net foreign losses of $173,046, for the year ended December 31, 2005. The Company reported loss before taxes of $534,435, including net foreign losses of $430,180, for the year ended December 31, 2004. The Company reported loss before taxes of $171,743, including net foreign losses of $166,439, for the six months ended December 31, 2003. The Company reported income before taxes of $98,033, including net foreign losses of $43,993, for the year ended June 30, 2003.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

The components of income tax expense (benefit) are as follows:

			Six Months	Year
	Year Ended		Ended	Ended
	December 31,		December 31,	June 30,
	2005	2004	2003	2003

Current:
Federal	$7,437	$(33,988)	$13,114	$56,777
State and local	1,400	(11,669)	1,773	13,391
Foreign	58,335	14,062	10,837	34,997

Total current	67,172	(31,595)	25,724	105,165

Deferred:
Federal	40,242	8,930	(10,921)	(7,844)
State and local	15,045	267	(3,106)	(1,304)
Foreign	(338)	34,189	(6,825)	(30,675)

Total deferred	54,949	43,386	(20,852)	(39,823)

Total	$122,121	$11,791	$4,872	$65,342

The following table presents the principal reasons for the difference between the effective income tax rate on income from continuing operations and the U.S. Federal statutory income tax rate:

					Six Months		Year
	Year Ended				Ended		Ended
	December 31,				December 31,		June 30,
	2005		2004		2003		2003

U.S. Federal statutory income tax rate	35.0%		35.0%		35.0%		35.0%
Nondeductible goodwill impairment	(6.9%	)	(25.3%	)	(25.5%	)	0.2%
Change in valuation allowance	(37.2%	)	(4.6%	)	(10.6%	)	16.0%
Foreign taxes	(2.3%	)	0.2%		3.8%		(3.3%	)
Nondeductible meals and entertainment expense	(1.1%	)	(1.3%	)	(1.8%	)	5.8%
State taxes, net of federal benefit	2.1%		1.0%		0.2%		9.1%
Impact of foreign recapitalization	(5.5%	)	(3.6%	)	0.0%		0.0%
Income tax reserve	(3.1%	)	(1.5%	)	(2.0%	)	6.2%
Other, net	(1.4%	)	(2.1%	)	(1.9%	)	(2.3%	)

Effective income tax rate	(20.4%	)	(2.2%	)	(2.8%	)	66.7%

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

The temporary differences that give rise to a significant portion of deferred income tax assets and liabilities are as follows:

	December 31,	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$196,996	$120,283
Accrued compensation	32,297	24,605
Lease and facilities charge	15,903	16,510
Capital loss carryforward and foreign tax credits	9,654	8,230
Reserve for claims	15,141	21,674
Reserve for employee global mobility	13,961	6,102
Revenue recognition	37,140	10,206
Restricted stock units	26,821	—
Other	29,270	16,261

Total gross deferred tax assets	377,183	223,871
Less valuation allowance	(338,792)	(114,775)

Total net deferred tax assets	38,391	109,096

Deferred tax liabilities:
Property and equipment	23,642	37,910
Other	313	1,882
Transaction costs	—	3,530
Revenue	—	4,776
Foreign currency translation	5,088	4,470
Equity based compensation	2,413	—

Total deferred tax liabilities	31,456	52,568

Net deferred tax assets	$6,935	$56,528

These deferred tax assets and liabilities are presented on the balance sheet as follows:

	December 31,	December 31,
	2005	2004

Current deferred tax assets	$18,991	$59,566
Non-current deferred tax assets	20,915	20,522
Current deferred tax liabilities	(10,095)	(16,750)
Non-current deferred tax liabilities	(22,876)	(6,810)

	$6,935	$56,528

The Company has U.S. net operating loss carryforwards at December 31, 2005 of approximately $193,300, which expire at various dates beginning in 2010 through 2025. The utilization of these net operating loss carryforwards are subject to limitations. The Company believes that it is more likely than not these net operating loss carryforwards will not be utilized. The Company has U.S. capital loss carryforwards at December 31, 2005 of approximately $15,296, which expire in 2006. The Company also has foreign net operating loss carryforwards at December 31, 2005 of approximately $218,522, which expire at various dates

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

between 2006 and 2025 and $182,062 that carryforward indefinitely as provided by the applicable foreign law. A valuation allowance has been recorded due to the uncertainty of the recognition of certain deferred tax assets, primarily the net operating loss carryforwards of U.S, state, and certain foreign subsidiaries, and the capital loss carryforwards of certain U.S. entities. The net changes in the valuation allowance for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003 were $224,017, $26,738, $30,003, and $16,498, respectively.

A valuation allowance is provided to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s valuation allowance of $338,792 and $114,775 as of December 31, 2005 and 2004, respectively, on its deferred tax asset primarily relates to the uncertainty surrounding the realization of U.S., state and certain foreign net operating loss carryforwards, foreign tax credit carryforwards and domestic capital loss carryforwards on certain investments. Of these amounts, $2,100 related to amounts recorded in purchase accounting which, if realized, would reduce goodwill in the future.

The Company has not provided for U.S. income taxes on the unremitted earnings of certain foreign subsidiaries as these earnings are considered to be permanently reinvested. These earnings amounted to approximately $226,030, $174,113, $128,480, and $83,016 for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003, and the year ended June 30, 2003, respectively. It is not practicable to compute the estimated deferred tax liability on these earnings.

The Company has also provided reserves for certain tax matters, both domestic and foreign, which could result in additional tax being due. As of December 31, 2005 and 2004, the Company had income tax reserves accrued in the financial statements in the amounts of $89,530 and $37,965, respectively. The Company assessed its uncertain foreign, Federal and state tax filing positions. This resulted in an increase to its reserve for tax exposures of $51,565 and $9,562, in each of the above periods, respectively. The Company believes that the reserves are required as of December 31, 2005 for potential cross-jurisdictional claims, a foreign recapitalization, the characterization of intercompany payments and the timing and the characterization of certain deductions. Interest and penalties have been recorded for these reserve items. The Company also maintains tax reserves related to acquisition contingencies.

In 2006, the Company filed a Federal income tax refund claim related to the tax year ended December 31, 2005 in the amount of $6,300 regarding a net operating loss carryback. The Company anticipates receiving the Federal income tax refund before December 31, 2006. In 2005, the Company filed Federal refund claims related to December 31, 2004 and prior years in the amount of $20,400 regarding net operating loss carrybacks, foreign tax credit carrybacks, and corrections of previous amounts reported and other miscellaneous items. In December 2005, the Company received from the Internal Revenue Service tentative refunds amounting to $15,500 related to the December 31, 2004 net operating loss carryback. These refunds are subject to U.S. Congress Joint Committee on Taxation review.

During 2005, the Internal Revenue Service commenced a Federal income tax examination for the tax years ended June 30, 2001, June 30, 2003, December 31, 2003, December 31, 2004 and December 31, 2005. It is not known at this time whether there will be any adjustments to the refund claims already filed or to taxes paid in any other years as a result of the examination by the Internal Revenue Service. The Company believes that it has adequate reserves for any items that may result in an adjustment as a result of the Internal Revenue Service’s income tax examination.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Act, resulting in an effective tax cost of 5.25% on any such repatriated foreign earnings. The Company initially elected to

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

apply this provision to $9,000 of earnings repatriation during the fourth quarter of 2005. After further analysis the earnings repatriated do not qualify under the Act.

14. Related Party Transactions

KPMG LLP

During 2004, KPMG LLP, the Company’s former parent, reduced its holdings in Company common stock to less than 5%, and in February 2005, the transaction services agreement (described below) between the Company and KPMG LLP expired. For these reasons, along with certain other factors, KPMG LLP is no longer considered a related party to the Company. There were various arrangements that remained in place during 2005 between the Company and KPMG LLP for infrastructure services (discussed below) and indemnification agreements (see Note 11, “Commitments and Contingencies”).

Infrastructure Services. Effective January 31, 2000, the Company and KPMG LLP entered into an outsourcing agreement whereby the Company received and was charged for services performed by KPMG LLP, which was amended and restated effective July 1, 2000 to eliminate the services related costs that were not required. On February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby the Company received and was charged for infrastructure services on substantially the same basis as the amended and restated outsourcing agreement. The allocation of costs to the Company for such services was based on actual costs incurred by KPMG LLP and were allocated among KPMG LLP’s assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification). With regard to facilities costs, the Company and KPMG LLP have entered into arrangements pursuant to which the Company subleases from KPMG LLP office space that was formally allocated to the Company under the outsourcing agreement. The terms of the arrangements are substantially equivalent to those under the original outsourcing agreement, and will extend over the remaining period covered by the lease agreement between KPMG LLP and the lessor.

Effective October 1, 2002, the Company and KPMG LLP entered into an outsourcing services agreement under which KPMG LLP provides the Company certain services relating to office space. These services covered by the outsourcing services agreement had previously been provided under the transition services agreement. The services will be provided for three years at a cost that is less than the cost for comparable services under the transition services agreement. Additionally, KPMG LLP agreed that for all office space related services terminated as of December 31, 2002 under the transition services agreement, the Company will not be charged any termination costs in addition to the $1,000 (unaudited) paid in fiscal 2002, and that there will be no termination costs with respect to the office-related services at the end of the three-year term of the outsourcing services agreement.

The transition services agreement and outsourcing services agreement expired on February 13, 2005 and October 1, 2005, respectively. The Company continues to sublease office space from KPMG LLP after the expiration of the transition services agreement under operating lease agreements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Total expenses allocated to the Company under the transition services agreement and outsourcing services agreement with regard to occupancy costs and other infrastructure services are as follows:

			Six Months	Year
	Year Ended		Ended	Ended
	December 31,		December 31,	June 30,
	2005(1)	2004	2003	2003

Occupancy costs	$2,760	$23,772	$12,838	$25,902
Other infrastructure service costs	3,236	52,391	39,752	96,544

Total	$5,996	$76,163	$52,590	$122,446

Amounts included in:
Other costs of service	$2,760	$23,772	$12,838	$25,902
Selling, general and administrative expenses	3,236	52,391	39,752	96,544

	$5,996	$76,163	$52,590	$122,446

(1)	Decline in charges under the KPMG LLP infrastructure agreements from the year ended December 31, 2004 to the year ended December 31, 2005 is due to the expiration of these agreements during 2005.

2004 and Prior Periods Related Party Revenue and Costs of Service. As described above, prior to 2005, KPMG LLP was a related party to the Company and during that time period, the Company periodically provided consulting services directly to KPMG LLP and other affiliates. Additionally, KPMG LLP’s assurance and tax businesses utilized the Company’s consultants from time to time in servicing their assurance and tax clients. Correspondingly, the Company utilized KPMG LLP assurance and tax professionals from time to time in servicing their consulting clients. Management believes that the revenue earned and fees paid between KPMG LLP’s assurance and tax businesses, other affiliates and the Company were determined on a basis substantially equivalent to what would have been earned and paid in similar transactions with unrelated parties. The revenue earned from, and costs paid to, KPMG LLP as a result of these services are summarized as follows:

	Year	Six Months	Year
	Ended	Ended	Ended
	December 31,	December 31,	June 30,
	2004	2003	2003

Total revenue	$1,368	$3,075	$28,029

Total costs of service	$5,727	$1,351	$7,284

Accounts receivable from, and accounts payable to, KPMG LLP were $267 and $2,835, respectively, as of December 31, 2004.

15. Employee Benefit Plans

401(k) Plan

The Company sponsors a qualified 401(k) defined contribution plan (the “Plan”) covering substantially all of its employees. Participants are permitted (subject to a maximum permissible contribution under the Internal Revenue Code for calendar year 2005 of $14) to contribute up to 50% of their pre-tax earnings to the Plan. Employees who make salary reduction contributions during the Plan year and who are employed on the last day of the Plan year receive a Company matching contribution of 25% of the first 6% of pre-tax eligible compensation contributed to the Plan, and, at the discretion of the Company, may receive an additional discretionary contribution of up to 25% of the first 6% of pre-tax eligible compensation contributed to the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Plan. Matching contributions are calculated once a year on the last day of the Plan year (April 30). In addition, the Plan does not restrict the ability of employees to dispose of any of the Company’s common stock that they hold in their retirement funds. Company contributions, net of forfeitures, for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and for the year ended June 30, 2003 were $7,311, $6,484, $0 and $2,176, respectively, and were made in cash.

Pension and Postretirement Benefits

During the first half of fiscal 2003, the Company significantly expanded its international operations through acquisitions. Some of the acquired operations, primarily within the EMEA operating segment, had pre-existing defined benefit pension plans and as such the Company has become the sponsor of these plans. These plans include both funded and unfunded noncontributory defined benefit pension plans that provide benefits based on years of service and salary. Pension coverage, which is often governed by local statutory requirements, is provided under the various plans. The Company accounts for those defined benefit pension plans under SFAS 87.

The Company also offers a postretirement medical plan to the majority of its full-time U.S. employees and managing directors who meet specific eligibility requirements. This plan is accounted for in accordance with SFAS 106, which requires the Company to accrue for future postretirement medical benefits.

For the years ended December 31, 2005 and 2004 and the six months ended December 31, 2003, the pension benefit plans and the postretirement medical plan had a measurement date of December 31. For the year ended June 30, 2003, the pension benefit plans and the postretirement medical plan had measurement dates of June 30, 2003 and March 31, 2003, respectively.

The following schedules provide information concerning the pension and postretirement medical plans held by the Company:

	Pension Plans
			Six Months	Year
	Year Ended		Ended	Ended
	December 31,		December 31,	June 30,
	2005	2004	2003	2003

Components of net periodic pension cost
Service cost	$6,362	$5,670	$2,189	$2,372
Interest cost	4,167	4,151	1,723	2,197
Expected return on plan assets	(1,172)	(1,055)	(457)	—
Amortization of loss	16	11	5	21
Amortization of prior service cost	774	776	258	—
Curtailment (1)	(833)	—	—	(1,285)
Settlement	(232)	—	—	—

Net periodic pension cost	$9,082	$9,553	$3,718	$3,305

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

	Postretirement Medical Plan
			Six Months	Year
	Year Ended		Ended	Ended
	December 31,		December 31,	June 30,
	2005	2004	2003	2003

Components of postretirement medical cost
Service cost	$1,257	$1,082	$495	$900
Interest cost	572	414	179	285
Amortization of losses	73	—	—	—
Amortization of prior service cost	478	478	239	478

Net periodic postretirement medical cost(1)	$2,380	$1,974	$913	$1,663

(1)	Curtailment gains are the result of the fiscal years 2005 and 2003 workforce reduction programs.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

			Postretirement
	Pension		Medical
	Plans		Plan
	Year Ended		Year Ended
	December 31,		December 31,
	2005	2004	2005	2004
Change in projected benefit obligation
Benefit obligation at beginning of year	$114,233	$88,856	$9,986	$6,919
Service cost	6,362	5,670	1,257	1,082
Interest cost	4,167	4,151	572	414
Plan participants’ contributions	797	1,000	168	97
Curtailment (1)	(1,851)	—	—	—
Transfers in for ex-ABS members	—	1,496	—	—
Benefits paid	(1,465)	(3,091)	(207)	(95)
Administrative expense	(146)	—	—	—
Actuarial loss (2)	10,381	7,775	1,428	1,569
Settlement (1)	(5,300)	(215)	—	—
Effect of exchange rate changes	(14,636)	8,591	—	—

Projected benefit obligation at end of year	$112,542	$114,233	$13,204	$9,986

Change in plan assets
Fair value of plan assets at beginning of year	$28,001	$22,664	$—	$—
Actual return on plan assets	2,244	(283)	—	—
Employer contributions	2,423	2,981	39	(2)
Employee contributions	798	1,000	168	97
Benefits paid	—	(1,799)	(207)	(95)
Transfers in for ex-ABS members	—	1,197	—	—
Administrative expense	(145)	—	—	—
Settlement (1)	(5,300)	—	—	—
Effect of exchange rate changes	(3,689)	2,241	—	—

Fair value of plan assets at end of year	$24,332	$28,001	$—	$—

Reconciliation of funded status
Funded status	$(88,210)	$(86,232)	$(13,204)	$(9,986)
Unrecognized loss	18,533	10,825	3,408	2,053
Unamortized prior service cost	6,683	9,623	2,504	2,982

Net amount recognized	$(62,994)	$(65,784)	$(7,292)	$(4,951)

Amounts recognized in the Consolidated Balance Sheets
Accrued benefit cost	$(79,947)	$(74,831)	$(7,292)	$(4,951)
Additional minimum liability	13,321	—	—	—
Intangible assets	3,632	9,047	—	—

Net amount recognized	$(62,994)	$(65,784)	$(7,292)	$(4,951)

Accumulated benefit obligation	$98,087	$98,355	$13,204	$9,986

(1)	The settlement and curtailment related to a decrease in participants in the Switzerland Plan due to a reduction in workforce.
(2)	The increase noted in the actuarial loss for the years ended December 31, 2005 and 2004 for pension and postretirement medical plans is related to the higher benefit obligation resulting from the lower discount rate used to value the obligation, as described below.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with the accumulated benefit obligation in excess of plan assets were $87,788, $76,158 and $0, respectively, measured as of December 31, 2005.

			Postretirement
	Pension		medical
	plans		plan
	Year Ended		Year Ended
	December 31,		December 31,
	2005	2004	2005	2004
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.0%	4.4%	5.6%	5.8%
Rate of compensation increase	3.0%	2.7%	—	—
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.0%	4.7%	5.6%	5.8%
Expected long-term return on plan assets	4.5%	4.3%	—	—
Rate of compensation increase	3.0%	2.7%	—	—

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

	Pension Plan
	December 31,	December 31,
	2005	2004
Asset category
Bonds	47.0%	48.5%
Equities	30.0	31.0
Real estate	13.0	13.0
Other	10.0	7.5

Total	100.0%	100.0%

The benefit payments are expected to be paid from the pension and postretirement medical plans in the following years:

	Pension	Postretirement
	plans	medical plan
2006	$3,031	$142
2007	6,009	251
2008	3,786	416
2009	3,695	640
2010	1,518	895
Years 2011-2015	19,058	8,610

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

The assumed health care cost trends for the postretirement medical plan are as follows:

	December 31,	December 31,
	2005	2004
Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1%-Point	1%-Point
	Increase	Decrease
Effect on total service and interest cost	$292	$(245)

The Company expects to contribute approximately $3,000 to its pension plans and postretirement medical plan in the year ending December 31, 2006. The Company has other employee benefit pension plans outside the U.S. that are not included in the tables above for which the liability was $3,105 and $3,389 as of December 31, 2005 and 2004, respectively.

Deferred Compensation Plan

The Company maintains a deferred compensation plan in the form of a Rabbi Trust. In accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” the assets of this trust are consolidated within the Company’s financial statements. Under this plan, certain members of management and other highly compensated employees may elect to defer receipt of a portion of their annual compensation, subject to maximum and minimum percentage limitations. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability established by the Company. An amount equaling each participant’s compensation deferral is transferred into a grantor trust and invested in various debt and equity securities. The assets of the grantor trust are held by the Company and accounted for under SFAS No. 115, “Accounting for Certain Investments and Equity Securities,” and are recorded as other current assets within the Consolidated Balance Sheets.

As a result of the passage of the Jobs Act, there are new rules that impacted the Company’s deferred compensation plan beginning January 1, 2005. The Company froze the existing plan and its assets as of December 31, 2004 in order to allow the plan to be administered under the plan provisions, as they currently exist. A new plan became effective on January 1, 2005 and is compliant with the new rules as required by law.

Deferred compensation plan investments are classified as trading securities and consist primarily of investments in mutual funds, money market funds and equity securities. In addition, as of December 31, 2005, the Rabbi Trust invested in 3,673 shares of the Company’s common stock. The values of these investments are based on published market quotes at the end of the period. Adjustments to the fair value of these investments are recorded in the Consolidated Statements of Operations. Gross realized and unrealized gains and losses from trading securities have not been material. These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

The deferred compensation liability relates to obligations due to participants under the plan. The deferred

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

compensation liability balance represents accumulated participant deferrals, and earnings thereon, since the inception of the plan, net of withdrawals. The deferred compensation liability is recorded within other liabilities on the balance sheet. The Company’s liability under the plan is an unsecured general obligation of the Company.

16.	Restructuring Activities

Reduction in Workforce

During the six months ended December 31, 2003, the Company recorded, as part of professional compensation expense, $13,559 in charges for severance and termination benefits related to a worldwide reduction in workforce which was recorded in the following segments: $1,037 in Public Services, $4,572 in Commercial Services, $413 in Financial Services, $4,399 in EMEA, $473 in Asia Pacific, $327 in Latin America, and $2,338 in Corporate/Other. The reduction in workforce affected approximately 250 employees, across infrastructure and all lines of service, and was the result of aligning the Company’s workforce with market demand for services. All of the affected employees have been terminated and are no longer employed by the Company. The remaining severance accrual, recorded within the balance sheet caption “Accrued payroll and employee benefits,” is expected to be paid by the end of 2006.

During the year ended June 30, 2003, the Company recorded, as part of professional compensation expense, $17,824 in charges for severance and termination benefits related to a worldwide reduction in workforce which was recorded in the following segments: $1,270 in Public Services, $5,532 in Commercial Services, $997 in Financial Services, $3,995 in Asia Pacific, $245 in Latin America and $5,785 in Corporate/Other. The reduction in workforce affected approximately 570 employees, across all lines of service, and was the result of aligning the Company’s workforce with market demand for services. All of the affected employees have been terminated and are no longer employed by the Company.

Lease, Facilities and Other Exit Activities

In connection with the Company’s previously announced office space reduction effort, the Company recorded a $29,581 restructuring charge during the year ended December 31, 2005 related to lease, facility and other exit activities. The $29,581 charge, recorded within the Corporate/Other operating segment, included $24,837 related to the fair value of future lease obligations (net of estimated sublease income), and $4,744 in other costs associated with exiting facilities. Since July 2003, the Company has incurred a total of $102,716 in lease and facilities related restructuring charges in connection with its office space reduction effort relating to the following regions: $15,104 in EMEA, $863 in Asia Pacific and $86,749 in North America. As of December 31, 2005, the Company has a remaining lease and facilities accrual of $12,515 and $38,082, identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.

During the year ended December 31, 2004, the Company recorded an $11,699 restructuring charge related to lease, facility and other exit activities. The $11,699 charge, recorded within the Corporate/Other operating segment, included $8,173 related to the fair value of future lease obligations (net of estimated sublease income), $1,305 representing the unamortized cost of fixed assets and $2,221 in other costs associated with exiting facilities.

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
(in thousands, except share and per share amounts)—(continued)

restructuring charges totaling $17,283 related to lease, facility and other exit activities in the following segments: $5,957 in EMEA, $2,114 in Asia Pacific and $9,212 in Corporate/Other.

The following table summarizes the restructuring activities for the years ended December 31, 2005 and 2004, the six months ended December 31, 2003 and the year ended June 30, 2003:

		Lease and
	Severance	Facilities	Total
Balance at June 30, 2002 (unaudited)	$1,162	$—	$1,162
Acquisition related restructuring charges	39,150	—	39,150
Charges to operations	17,824	17,283	35,107
Payments	(50,336)	(7,671)	(58,007)
Other (a)	4,106	267	4,373

Balance at June 30, 2003	11,906	9,879	21,785
Charges to operations	13,559	61,436	74,995
Payments	(22,039)	(15,246)	(37,285)
Other (a)	(1,088)	(171)	(1,259)

Balance at December 31, 2003	2,338	55,898	58,236
Charges to operations	—	11,699	11,699
Payments	(1,627)	(19,329)	(20,956)
Other (a)	(179)	2,074	1,895

Balance at December 31, 2004	532	50,342	50,874
Charges to operations	—	29,581	29,581
Payments	(154)	(28,315)	(28,469)
Other (a)	(33)	(1,011)	(1,044)

Balance at December 31, 2005	$345	$50,597	$50,942

(a)	Other changes in restructuring accrual consist primarily of foreign currency translation adjustments.

17.	Segment Information

The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its three North America industry groups (Public Services, Financial Services and Commercial Services), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as facilities, information systems, finance and accounting, human resources, legal and marketing). Beginning in fiscal 2005, the Company combined its Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Financial data presented by reportable segments is provided below:

	Year ended December 31, 2005
		Financial	Commercial				Corporate/
	Public Services	Services	Services (1)	EMEA (2)	Asia Pacific	Latin America	Other (3)	Total
Revenues	$1,293,390	$379,592	$663,797	$662,020	$312,190	$75,664	$2,247	$3,388,900
Operating income (loss)	195,204	84,926	(117,376)	(47,917)	39,098	(213)	(715,278)	(561,556)
Depreciation and amortization	11,042	1,027	879	6,856	4,328	732	47,946	72,810
Interest expense (4)	27,443	5,610	9,430	1,208	8,107	2,807	(21,220)	33,385
Total assets (5)	469,205	94,781	166,331	515,606	127,757	16,674	582,072	1,972,426

	Year ended December 31, 2004
		Financial	Commercial				Corporate/
	Public Services	Services	Services	EMEA (2)	Asia Pacific	Latin America	Other (3)	Total
Revenues	$1,343,670	$326,452	$654,022	$642,686	$328,338	$79,302	$1,312	$3,375,782
Operating income (loss)	243,770	79,443	86,142	(317,864)	12,767	10,264	(608,696)	(494,174)
Depreciation and amortization	10,499	1,636	3,224	10,071	4,238	554	51,925	82,147
Interest expense (4)	29,779	4,839	9,927	233	5,698	1,520	(33,286)	18,710
Total assets (5)	462,681	96,186	217,575	701,582	149,627	21,920	533,136	2,182,707

	Six months ended December 31, 2003
		Financial	Commercial				Corporate/
	Public Services	Services	Services	EMEA (2)	Asia Pacific	Latin America	Other (3)	Total
Revenues	$562,372	$118,528	$343,407	$288,994	$159,482	$46,593	$3,127	$1,522,503
Operating income (loss)	157,854	27,546	65,711	(116,362)	22,395	6,381	(333,495)	(169,970)
Depreciation and amortization	4,508	763	1,379	13,161	2,799	320	26,553	49,483
Interest expense (4)	9,515	1,212	3,820	1,200	2,356	1,165	(10,657)	8,611
Total assets (5)	365,162	58,045	195,593	1,031,321	182,215	39,566	339,711	2,211,613

	Year ended June 30, 2003
		Financial	Commercial				Corporate/
	Public Services	Services	Services	EMEA	Asia Pacific	Latin America	Other (3)	Total
Revenues	$1,099,619	$240,791	$887,527	$567,880	$291,353	$72,335	$(1,607)	$3,157,898
Operating income (loss)	311,032	54,753	209,067	66,726	24,232	17,221	(574,505)	108,526
Depreciation and amortization	11,329	1,752	4,470	46,100	6,562	365	47,780	118,358
Interest expense (4)	18,728	2,327	8,950	1,812	3,500	1,370	(23,089)	13,598
Total assets (5)	327,619	61,601	216,025	1,092,744	152,818	31,091	268,312	2,150,210

(1)	Commercial Services includes a $64,188 goodwill impairment charge for the year ended December 31, 2005.
(2)	EMEA includes a $102,227, $397,065, and $127,326 goodwill impairment charge for the years ended December 31, 2005 and 2004, and the six months ended December 31, 2003, respectively.
(3)	Corporate/Other operating loss is principally due to infrastructure and shared services costs, such as facilities, information systems, finance and accounting, human resources, legal and marketing.
(4)	Interest expense is allocated to the industry segments based on accounts receivable and unbilled revenue.
(5)	Industry segment assets include accounts receivable, unbilled revenue, certain software and property and equipment directly attributed to the industry segment, purchased intangible assets and goodwill. All other assets are not allocated to industry segments and are classified as corporate assets.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

Geographic Information

Financial data segmented by geographic area is provided below:

	Year ended December 31,				Six months ended
	2005		2004		December 31, 2003		Year ended June 30, 2003
		Property &		Property &		Property &		Property &
		Equipment,		Equipment,		Equipment		Equipment,
	Revenue (2)	Net (3)	Revenue (2)	Net (3)	Revenue (2)	Net (3)	Revenue (2)	Net (3)
North America (1)	$2,336,779	$129,545	$2,324,144	$149,056	$1,024,307	$145,968	$2,227,937	$155,526

EMEA	662,020	31,228	642,686	39,220	288,994	37,618	567,880	35,391
Asia Pacific	312,190	6,832	328,338	12,442	159,482	12,400	291,353	11,538
Latin America (4)	75,664	2,528	79,302	2,685	46,593	3,531	72,335	3,766

Total Outside of North America	1,049,874	40,588	1,050,326	54,347	495,069	53,549	931,568	50,695

Corporate/Other	2,247	—	1,312	—	3,127	—	(1,607)	—

Total	$3,388,900	$170,133	$3,375,782	$203,403	$1,522,503	$199,517	$3,157,898	$206,221

(1)	The North America region includes the Public Services, Commercial Services and Financial Services segments. The North America region is comprised of operations in the United States and Canada. The Company reports financial information for these two countries as one region. Canadian operations do not contribute materially to the North America region.
(2)	Revenue by geographic region is reported based on where client services are supervised.
(3)	Property and equipment, net of depreciation, related to the geographic region in which the assets reside.
(4)	The Latin America region includes Mexico.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

18.	Results by Quarter

The following tables present unaudited quarterly financial information for each of the last eight quarters:

	Quarterly periods during the year ended
	December 31, 2005
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005 (1)(2)
Revenue	$790,921	$831,401	$895,245	$871,333

Costs of service:
Costs of service	762,149	694,458	717,942	826,778
Lease and facilities restructuring charge	9,094	882	—	19,605

Total costs of service	771,243	695,340	717,942	846,383

Gross profit	19,678	136,061	177,303	24,950
Amortization of purchased intangible assets	567	567	566	566
Goodwill impairment charge	166,415	—	—	—
Selling, general and administrative expenses	222,687	200,379	164,360	163,441

Operating income (loss)	(369,991)	(64,885)	12,377	(139,057)
Interest/other expense, net	(7,203)	(6,553)	(12,422)	(11,788)

Loss before taxes	(377,194)	(71,438)	(45)	(150,845)
Income tax expense (benefit)	36,581	(1,014)	4,841	81,713

Net loss	$(413,775)	$(70,424)	$(4,886)	$(232,558)

Loss per share—basic and diluted	$(2.06)	$(0.35)	$(0.02)	$(1.16)

(1)	During 2005, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company’s financial statements for the periods prior to 2005 or to 2005 taken as a whole, the Company corrected these errors in the first quarter of 2005. These adjustments included entries to correct errors in accounting for certain foreign tax withholdings, income taxes, revenue, and other miscellaneous items. Had these errors been recorded in the proper periods, the impact of the adjustments on the first quarter of 2005 would have been an increase to revenue and gross profit of $726 and $4,927, respectively, and a decrease to net loss of $15,445.

(2)	In the first quarter of 2005, the Company recorded a valuation allowance of approximately $57,300 primarily against U.S. deferred tax assets to reflect its conclusion that it is more likely than not that these benefits would not be realized.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)—(continued)

	Quarterly periods during the year ended
	December 31, 2004
	December 31,	September 30,	June 30,	March 31,
	2004 (1)	2004	2004	2004
Revenue	$788,101	$823,691	$875,387	$888,603

Costs of service:
Costs of service	737,562	655,020	681,563	742,414
Lease and facilities restructuring charge	—	—	8,364	3,335

Total costs of service	737,562	655,020	689,927	745,749

Gross profit	50,539	168,671	185,460	142,854
Amortization of purchased intangible assets	566	793	1,003	1,095
Goodwill impairment charge	397,065	—	—	—
Selling, general and administrative expenses	177,878	144,808	167,853	150,637

Operating income (loss)	(524,970)	23,070	16,604	(8,878)
Interest/other expense, net	(22,784)	(4,909)	(6,338)	(6,230)

Income (loss) before taxes	(547,754)	18,161	10,266	(15,108)
Income tax expense (benefit)	(36,489)	13,694	32,684	1,902

Net income (loss)	$(511,265)	$4,467	$(22,418)	$(17,010)

Earnings (loss) per share—basic and diluted	$(2.57)	$0.02	$(0.11)	$(0.09)

(1)	The quarterly financial information for the three months ended December 31, 2004 reflects the impact of certain litigation settlements.
(2)	During 2005, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company’s financial statements for the periods prior to 2005 or to 2005 taken as a whole, the Company corrected these errors in the first quarter of 2005. These adjustments included entries to correct errors in accounting for certain foreign tax withholdings, income taxes, revenue, and other miscellaneous items. Had these errors been recorded in the proper periods, the impact of the adjustments on the first quarter of 2005 would have been an increase to revenue and gross profit of $726 and $4,927, respectively, and a decrease to net loss of $15,445.

19.	Supplemental Financial Information
The following tables present a summary of additions and deductions related to the allowances for doubtful accounts receivable, allowances for income tax valuation and income tax reserve:

	Balance at	Charge to		Balance at
	Beginning	Costs and	Deductions-	End
Allowance for Doubtful Accounts	of Period	Expenses (a)	Write Offs	of Period
Year Ended December 31, 2005	$11,296	$5,334	$(7,304)	$9,326
Year Ended December 31, 2004	17,240	(1,057)	(4,887)	11,296
Six Months Ended December 31, 2003	18,727	3,901	(5,388)	17,240
Year Ended June 30, 2003	28,645	2,879	(12,797)	18,727

(a)	Expense reflected in other costs of service in the Consolidated Financial Statements

	Balance at	Charged to	Charged	Credited to	Balance at
	Beginning	Income Tax	to Other	Income Tax	End of
Income Tax Valuation Allowance	of Period	Provision	Accounts (b)	Provision	Period
Year Ended December 31, 2005	$114,775	$223,031	$986	$—	$338,792
Year Ended December 31, 2004	88,037	24,757	1,981	—	114,775
Six Months Ended December 31, 2003	58,034	18,169	11,834	—	88,037
Year Ended June 30, 2003	41,536	15,709	789	—	58,034

(b)	Other accounts include deferred tax accounts.

		Tax		Tax
		Reserve		Reserve
	Balance at	Charged to	Charged	Credited to	Balance at
	Beginning	Income Tax	to Other	Income Tax	End of
Income Tax Reserve	of Period	Provision	Accounts (c)	Provision	Period
Year Ended December 31, 2005	$37,965	$51,417	$148	$—	$89,530
Year Ended December 31, 2004	28,403	7,997	1,565	—	37,965
Six Months Ended December 31, 2003	23,884	3,391	1,128	—	28,403
Year Ended June 30, 2003	11,436	6,030	6,418	—	23,884

(c)	Other accounts include goodwill and currency translation accounts.