Form 10-Q
period 2005-03-31
BEARINGPOINT INC
filed 2007-01-17
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31451

BEARINGPOINT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3680505 (IRS Employer Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)
(703) 747-3000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock of the Registrant outstanding as of January 3, 2007 was 201,593,999.

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005
EXPLANATORY NOTE
     As a result of significant delays in completing our Consolidated Financial Statements for the year ended December 31, 2004 (“fiscal 2004”), we were unable to timely file with the Securities and Exchange Commission (the “SEC”) this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005. In addition, we were unable to timely file with the SEC our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. We filed our Annual Report on Form 10-K for fiscal 2004 on January 31, 2006 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“fiscal 2005”) on November 22, 2006.
     Due to the delay of the filing of this Quarterly Report on Form 10-Q and the significant changes to our business in the interim, certain information presented herein relates to events that occurred subsequent to March 31, 2005. For additional information regarding the Company, our business, operations, risks and results, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on November 22, 2006, and Current Reports on Form 8-K and other documents filed with SEC subsequent to November 22, 2006.
     Contemporaneous with the filing with the SEC of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we are filing our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005.

i

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

ii

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$871,333	$888,603

Costs of service:
Professional compensation	476,574	378,440
Other direct contract expenses	283,842	294,242
Lease and facilities restructuring charge	19,605	3,335
Other costs of service	66,362	69,732

Total costs of service	846,383	745,749

Gross profit	24,950	142,854

Amortization of purchased intangible assets	566	1,095
Selling, general and administrative expenses	163,441	150,637

Operating loss	(139,057)	(8,878)

Interest income	1,351	205
Interest expense	(8,056)	(4,409)
Other expense, net	(5,083)	(2,026)

Loss before taxes	(150,845)	(15,108)
Income tax expense	81,713	1,902

Net loss	$(232,558)	$(17,010)

Loss per share — basic and diluted	$(1.16)	$(0.09)

Weighted average shares — basic	200,358,531	195,258,684

Weighted average shares — diluted	200,358,531	195,258,684

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$210,671	$244,810
Restricted cash	—	21,053
Accounts receivable, net of allowances of $7,855 at March 31, 2005 and $11,296 at December 31, 2004	420,301	400,285
Unbilled revenue	418,994	381,681
Income tax receivable	49,257	50,518
Deferred income taxes	19,950	59,566
Prepaid expenses	37,660	31,196
Other current assets	23,056	33,038

Total current assets	1,179,889	1,222,147

Property and equipment, net	190,059	203,403
Goodwill	635,493	656,877
Other intangible assets, net	3,243	3,810
Deferred income taxes, less current portion	13,554	20,522
Other assets	70,702	75,948

Total assets	$2,092,940	$2,182,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$18,394	$17,558
Accounts payable	270,531	306,325
Accrued payroll and employee benefits	257,906	269,876
Deferred revenue	109,732	107,308
Income tax payable	18,241	33,927
Current portion of accrued lease and facilities charge	18,570	22,956
Deferred income taxes	13,639	16,750
Other current liabilities	290,567	134,744

Total current liabilities	997,580	909,444

Notes payable, less current portion	453,695	405,668
Accrued employee benefits	83,155	84,631
Accrued lease and facilities charge, less current portion	38,457	27,386
Deferred income taxes, less current portion	28,211	6,810
Other liabilities	103,213	124,070

Total liabilities	1,704,311	1,558,009

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 205,308,311 shares issued and 201,496,061 shares outstanding on March 31, 2005 and 203,132,716 shares issued and 199,320,466 shares outstanding on December 31, 2004	2,043	2,022
Additional paid-in capital	1,159,728	1,143,059
Accumulated deficit	(995,114)	(762,556)
Notes receivable from stockholders	(7,575)	(8,055)
Accumulated other comprehensive income	265,274	285,955
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	388,629	624,698

Total liabilities and stockholders’ equity	$2,092,940	$2,182,707

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(232,558)	$(17,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	64,810	(12,538)
Provision (benefit) for doubtful accounts	(1,629)	1,477
Stock-based compensation	1,720	2,336
Depreciation and amortization of property and equipment	17,774	19,019
Amortization of purchased intangible assets	566	1,095
Lease and facilities restructuring charge	19,605	3,335
Amortization of debt issuance costs	4,682	388
Other	4,044	854
Changes in assets and liabilities:
Accounts receivable	(24,758)	(40,008)
Unbilled revenue	(39,991)	(47,820)
Income tax receivable, prepaid expenses and other current assets	4,173	(7,354)
Other assets	1,199	(5,289)
Accrued payroll and employee benefits	(9,935)	9,922
Accounts payable and other current liabilities	107,202	25,970
Other liabilities	(23,100)	2,888

Net cash used in operating activities	(106,196)	(62,735)

Cash flows from investing activities:
Purchases of property and equipment	(6,365)	(18,249)
Decrease in restricted cash	21,053	—

Net cash provided by (used in) investing activities	14,688	(18,249)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,593	13,052
Proceeds from issuance of notes payable	51,453	163,150
Repayment of notes payable	(3,166)	(104,265)
Increase (decrease) in book overdrafts	(1,329)	3,134
Payments on notes receivable from stockholders	—	119

Net cash provided by financing activities	61,551	75,190

Effect of exchange rate changes on cash and cash equivalents	(4,182)	(450)

Net decrease in cash and cash equivalents	(34,139)	(6,244)
Cash and cash equivalents — beginning of period	244,810	122,475

Cash and cash equivalents — end of period	$210,671	$116,231

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation and Liquidity
     Basis of Presentation
     The accompanying unaudited interim Consolidated Condensed Financial Statements of BearingPoint, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. These statements do not include all of the information and Note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K and filed with the SEC on November 22, 2006 (the “2005 Form 10-K”). The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments, except as noted below) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year.
     The interim Consolidated Condensed Financial Statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Prior to 2004, certain of the Company’s consolidated foreign subsidiaries within the Europe, Middle East and Africa (“EMEA”), Asia Pacific and Latin America regions reported their results on a one-month lag, which allowed additional time to compile results. During the first quarter of 2004, the Company recorded a change in accounting principle resulting from certain Asia Pacific and EMEA regions now reporting on a current period basis. The purpose of the change is to have these certain foreign subsidiaries report on a basis that is consistent with the Company’s fiscal reporting period. As a result, net loss for the three months ended March 31, 2004 includes a cumulative effect of a change in accounting principle of $529, which represents the December 2003 loss for these entities. This amount is included in other income (expense), net in the interim Consolidated Condensed Statement of Operations for the three months ended March 31, 2004 due to the immateriality of the effect of the change in accounting principle to consolidated net loss. Certain of the Company’s consolidated foreign subsidiaries within EMEA continue to report their results of operations on a one-month lag.
     During 2005, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company’s financial statements for the periods prior to 2005 or to 2005 taken as a whole, the Company corrected these errors in the first quarter of 2005. These adjustments included entries to correct errors in accounting for revenue, certain foreign tax withholdings, income taxes, and other miscellaneous items. Had these errors been recorded in the proper periods, the impact of the adjustments on the first quarter of 2005 would have been an increase to revenue and gross profit of $726 and $4,927, respectively, and a decrease to net loss of $15,445.
     Liquidity
     The interim Consolidated Condensed Financial Statements of the Company are prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. The Company has recently experienced a number of factors that have negatively impacted its liquidity, including the following:
•	The Company has experienced significant recurring net losses. At March 31, 2005, the Company had an accumulated deficit of $995,114.

•	The Company’s business has not generated positive cash from operating activities in some recent periods during fiscal 2005 and 2004.

•	Due to the material weaknesses in its internal controls, the Company continues to experience significant delays in completing its consolidated financial statements and filing periodic reports with the SEC on a timely basis. Accordingly, the Company continues to devote substantial additional internal and external resources, and experience higher than expected fees for audit services.

•	In the first quarter of fiscal 2005, the Company incurred losses of $113,257 under a significant contract with Hawaiian Telcom Communications, Inc., which consequently will result in significantly less cash from operating activities in future years.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
•	The Company currently is a party to a number of disputes which involve or may involve litigation or other legal or regulatory proceedings. See Note 10, “Commitments and Contingencies.”
     The Company is currently engaged in a number of activities, intended to further improve its cash balances and their accessibility, if current internal estimates for cash uses for fiscal 2007 prove incorrect. These activities include: increased focus on reducing its days sales outstanding; review and reconsideration of proposed capital expenditure budgets; reviewing its offshore capabilities and operations to increase efficiency and to reduce redundancies in its workforce; and extensive reviews of its borrowing base calculations to ascertain whether the Company is receiving full credit for all available cash and receivables. Furthermore, in fiscal 2007, the Company expects the significant investments it has made, or will make, in fiscal years 2006 and 2007 with respect to its financial reporting and processes, to begin to significantly reduce the cash required to operate its financial reporting and processes.
     Based on the foregoing and its current state of knowledge of the outlook for its business, the Company currently believes that cash provided from operations, existing cash balances and available borrowings under its 2005 Credit Facility will be sufficient to meet its working capital needs through the end of fiscal 2007. The Company also believes that it will continue to have sufficient access to the capital markets to make up any deficiencies if cash provided from operations and existing cash balances are insufficient during this period of time. However, actual results may differ from current expectations for many reasons, including losses of business that could result from the Company’s continuing failure to timely file periodic reports with the SEC, the Company’s lenders under the senior credit facility ceasing to grant extensions to file periodic reports, possible delisting from the New York Stock Exchange, further downgrades of its credit ratings or unexpected demands on its current cash resources (e.g., to settle lawsuits).
Note 2. Stock-Based Compensation and Employee Stock Purchase Plan
     The Company has several stock-based employee compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), defined a fair value method of accounting for stock options and other equity instruments. As provided for in SFAS 123, the Company accounts for stock-based compensation awards issued to employees by applying the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), whereby the difference between the quoted market price as of the date of grant and the contractual purchase price of the award is charged to operations over the vesting period. The Company granted both service-based and performance-based restricted stock units (“RSUs”) and stock options during 2005. For the service-based RSUs and stock options, the fair value is fixed on the date of grant based on the number of RSUs or stock options issued and the fair value of the Company’s stock on the date of grant. For the performance-based RSUs and stock options, the fair value is estimated on the date the performance conditions are established based on the fair value of the Company’s stock and the Company’s estimate of the number of RSUs or stock options that will ultimately be issued. The performance-based RSUs and stock options are marked to market from the date it is probable that the performance conditions will be achieved. With respect to RSUs, stock options granted where the exercise price is below the market price on the date of grant, and other awards granted prior to December 31, 2005, compensation expense is measured based on the intrinsic value of such awards and charged to expense using the straight-line method over the period of restriction or vesting period.
     Pro forma information regarding net income (loss) and earnings (loss) per share is required assuming the Company had accounted for its stock-based awards issued to employees under the fair value recognition provisions of SFAS 123, whereby stock options and other awards are valued at the grant date using an option pricing model, and compensation is amortized as a charge to earnings over the awards’ vesting period. The weighted average fair value of stock options granted during the three months ended March 31, 2005 and 2004 were $4.74 and $6.33, respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Price	Risk-Free		Expected
	Expected	Interest	Expected	Dividend
	Volatility	Rate	Life	Yield
Three months ended March 31, 2005	51.28%	3.99%	6	—
Three months ended March 31, 2004	66.31%	3.26%	6	—
     The fair value of the Company’s common stock purchased under the Employee Stock Purchase Plan, as amended (the “ESPP”), was estimated for the three months ended March 31, 2005 and 2004 using the Black-Scholes option-pricing model and an expected volatility ranging between 30.4% and 70.0%, risk-free interest rates ranging from 1.03% to 3.29%, an

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
expected life ranging from 6 to 24 months and an expected dividend yield of zero. The weighted average fair value of share purchase rights under the ESPP was $3.21 and $3.36 for the three months ended March 31, 2005 and 2004, respectively.
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value method for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(232,558)	$(17,010)
Add back:
Total stock-based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	1,720	1,990

Deduct:
Total stock-based compensation expense recorded under fair value method for all stock awards, net of tax effects	(25,115)	(25,158)

Pro forma net loss	$(255,953)	$(40,178)

Loss per share:
Basic and diluted — as reported	$(1.16)	$(0.09)

Basic and diluted — pro forma	$(1.28)	$(0.21)

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
     On March 25, 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to an aggregate of $165,000 in RSUs under the Long-Term Incentive Plan (the “LTIP”) to the Company’s current managing directors (MDs) and a limited number of key employees, and delegated to the Company’s officers the authority to grant these awards. Certain RSU awards under this authorization were made in three tranches of grants representing 30%, 30%, and 40% of the total RSU award for each employee. Additional awards were also made at various grant dates as determined by the Company’s Chief Executive Officer. During the three months ended March 31, 2005, the Company granted 750,000 RSU awards with a grant date weighted average fair value of $8.77. Total compensation expense recorded as a result of these awards was $26 in the three months ended March 31, 2005. As of March 31, 2005, the Company had 750,000 RSUs outstanding with a grant date weighted average fair value of $8.77 and remaining deferred compensation of $6,552, which will be amortized in accordance with the respective employee’s vesting schedule, subject to the application of SFAS 123R in 2006.
     On December 14, 2006, the Company amended its LTIP, including the elimination of the current formula used to determine the number of shares available for issuance under the LTIP, along with an increase to the number of shares

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
available for issuance under the LTIP by 25 million additional shares. Previously, the number of shares of common stock authorized for issuance under the LTIP was determined by a formula. The formula provided that the number of shares of common stock authorized for issuance under the LTIP is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of the Company’s common stock and (y) the authorized shares. The amendment to the LTIP eliminated this formulaic determination of the number of shares of common stock authorized for issuance under the LTIP and replaced this formula with the specified number of authorized shares of 92,179,333, an aggregate increase of 25 million shares available for awards under the Plan (measured as of November 1, 2006).
     In connection with the acquisition of various Andersen Business Consulting practices, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense was recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $1,686, and $1,987 for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, 2,100,998 shares of common stock have been issued. During the third quarter of 2005, $4,929 was paid in cash in lieu of the third and final installment of the stock award in fulfillment of the Company’s obligations under this commitment, which was recorded as a reduction of additional paid in capital.
     The Company’s ESPP was adopted on October 12, 2000 and allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the 24-month offering period, or the fair market value at the end of each 6-month purchase period ending on July 31 and January 31, respectively. The ESPP became effective on February 8, 2001. In 2005, the Board of Directors also approved the removal of the 24-month look-back, resulting in straight 6-month offering periods, where the purchase price will be 15% off the closing price on the last day of the 6-month purchase period. Current participants are grandfathered (protected) from this change through January 31, 2007, provided they maintain continued enrollment. These Plan changes will be effective for all new enrollees beginning with the next open enrollment cycle. During the three months ended March 31, 2005, the Company’s employees purchased an aggregate of 2,053,154 shares for an aggregate amount of $13,769.
     Because the Company is not current in its SEC filings, it is unable to issue freely tradable shares of its common stock. Consequently, the Company has not issued shares under the ESPP since January 2005 and significant features of many of the Company’s employee equity plans remain suspended. If the Company is unable to become current in its SEC filings by April 30, 2007, the purchase price discount the Company will be able to offer pursuant to applicable provisions of the U.S. Internal Revenue Code could be substantially reduced. If the purchase price of the Company’s common stock purchased under the ESPP changes to 85% of the fair market value of the common stock on the date of purchase, increases in the Company’s stock price above current levels could result in increased withdrawal rates to levels higher than those the Company has historically experienced. The Company currently does not anticipate becoming current in its SEC filings by April 30, 2007. Employee contributions to the ESPP held by the Company were approximately $4,377 at March 31, 2005. These amounts are included in cash and cash equivalents and are repayable on demand.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 3. Notes Payable
     Notes payable consists of the following:

	March 31,	December 31,
	2005	2004
Current portion:
Yen-denominated term loan (January 31, 2003)	$6,195	$6,509
Yen-denominated term loan (June 30, 2003)	3,117	3,254
Yen-denominated line of credit	7,465	7,795
Other	1,617	—

Total current portion	18,394	17,558

Long-term portion:
Series A and Series B Convertible Debentures	450,000	400,000
Yen-denominated term loan (January 31, 2003)	—	3,215
Yen-denominated term loan (June 30, 2003)	1,539	1,609
Other	2,156	844

Total long-term portion	453,695	405,668

Total notes payable	$472,089	$423,226

Series A and Series B Convertible Subordinated Debentures
     On December 22, 2004, the Company completed a $400,000 offering of Convertible Subordinated Debentures. The offering consisted of $225,000 aggregate principal amount of 2.50% Series A Convertible Subordinated Debentures due December 15, 2024 (the “Series A Debentures”) and $175,000 aggregate principal amount of 2.75% Series B Convertible Subordinated Debentures due December 15, 2024 (the “Series B Debentures” and together with the Series A Debentures, the “Subordinated Debentures”). On January 5, 2005, the Company issued an additional $25,000 aggregate principal amount of its Series A Debentures and an additional $25,000 aggregate principal amount of its Series B Debentures upon the exercise in full of the option granted to the initial purchasers. Interest is payable on the Subordinated Debentures on June 15 and December 15 of each year, beginning June 15, 2005. The Subordinated Debentures are unsecured and are subordinated to the Company’s existing and future senior debt. Due to the delay in the completion of the Company’s audited financial statements for the fiscal year ended December 31, 2004, the Company was unable to file a timely registration statement with the SEC to register for resale its Subordinated Debentures and underlying common stock. Accordingly, pursuant to the terms of these securities, the applicable interest rate on each series of Subordinated Debentures increased by 0.25% beginning on March 23, 2005 and increased another 0.25% beginning on June 22, 2005. These changes together increased the interest rate on the Series A Debentures and the Series B Debentures to 3.00% and 3.25%, respectively, and such increased interest rates will be the applicable interest rates until the date the registration statement is declared effective.
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
     The Subordinated Debentures are initially convertible, under certain circumstances, into shares of the Company’s common stock at a conversion rate of 95.2408 shares for each $1 principal amount of the Subordinated Debentures, subject to anti-dilution and adjustments but not to exceed 129.0 shares, equal to an initial conversion price of approximately $10.50 per share. Holders of the Subordinated Debentures may exercise the right to convert the Subordinated Debentures prior to their maturity only under certain circumstances, including when the Company’s stock price reaches a specified level for a specified period of time, upon notice of redemption, and upon specified corporate transactions. Upon conversion of the Subordinated Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Subordinated Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the Subordinated Debentures are convertible into shares of the acquiring or surviving company. The Company will also increase the conversion rate upon occurrence of certain transactions. As of March 31, 2005, none of the circumstances under which the Subordinated Debentures are convertible existed.
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
     After further negotiations, on November 7, 2006, the Company and the relevant holders of its Series B Debentures filed a stipulation to discontinue the lawsuit. Concurrent with the agreement to discontinue the lawsuit, the Company entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with The Bank of New York, as trustee, which amends the subordinated indenture governing the Series A Debentures and the Series B Debentures. The First Supplemental Indenture includes a waiver of the Company’s SEC reporting requirements under the subordinated indenture through October 31, 2008. Pursuant to the terms of the First Supplemental Indenture, effective as of November 7, 2006: (i) the interest rate payable on the Series A Debentures will increase from 3.00% per annum to 3.10% per annum (inclusive of any liquidated damages relating to the failure to file a registration statement for the Series A Debentures that may be payable) until December 23, 2011, and (ii) the interest rate payable on the Series B Debentures will increase from 3.25% per annum to 4.10% per annum (inclusive of any liquidated damages relating to the failure to file a registration statement for the Series B Debentures that may be payable) until December 23, 2014. The increased interest rates apply to all Series A Debentures and Series B Debentures outstanding.
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
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
     The July 2005 Warrants may be exercised on or after July 15, 2006 and have a five-year term. The initial number of shares issuable upon exercise of the July 2005 Warrants is 3,500,000 shares of common stock, and the initial exercise price per share of common stock is $8.00. The number of shares and exercise price are subject to certain customary anti-dilution protections and other customary terms. These terms include, in certain change of control transactions, an adjustment in the conversion obligation so that the July 2005 Warrants, upon exercise, will entitle the July 2005 Warrant holders to receive shares of stock, other securities or other property or assets, receivable upon the occurrence of such transaction by a holder of shares of the Company’s common stock in such transaction.
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
     In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company allocated the proceeds received from the July 2005 Senior Debentures to the elements of the debt instrument based on their relative fair values. The Company allocated fair value to the July 2005 Warrants and conversion option utilizing the Black-Scholes option pricing model, which was consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 48.5%; an average risk-free interest rate of 3.98%; dividend yield of 0%; and an expected life of 5 years. The fair value of debt component of the July 2005 Debentures was based on the net present value of the underlying cash flows discounted at a rate derived from the Company’s then publicly traded debt, which was 11.4%. Once the relative fair values were established the Company allocated the proceeds to each component of the contract. Because the conversion price was lower than the then current fair market value of the Company’s common stock, the Company determined that a beneficial conversion feature (“BCF”) existed which required separate accounting.
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
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
     The Company may not have access to the entire $150,000 because, among other things: (i) certain accounts receivable for government contracts cannot be included in the calculation of the borrowing base without obtaining certain consents (this restriction was removed by amendment on March 30, 2006); and (ii) delays in the Company’s ability to provide month-end account receivables reports negatively impact its ability to include such account receivables as part of the borrowing base, which determines the amount the Company may borrow under the 2005 Credit Facility. Borrowings available under the 2005 Credit Facility will be used for general corporate purposes.
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
     The EBITDA and maximum leverage ratio will not be tested for a quarterly test period if (i) at all times during the test period that the borrowing base was less than $120,000, borrowing availability was greater than $15,000, (ii) at all times during the test period that the borrowing base was greater than or equal to $120,000 and less than $130,000, borrowing availability was greater than $20,000, or (iii) at all times during the test period that the borrowing base was greater than or equal to $130,000, borrowing availability was greater than $25,000. The Company intends to maintain, and the Company’s management believes that it has maintained through November 30, 2006, the minimum borrowing availability in sufficient amounts so as not to trigger the minimum EBITDA and maximum leverage ratio covenants, and, the Company is permitted to post cash collateral, which amount will count toward the borrowing availability, so that these covenants are not tested. If the Company does not maintain the required minimum borrowing availability and the Company is unable to post sufficient cash collateral to rectify a borrowing availability shortfall and these financial covenants are tested, the Company would likely not be in compliance with these covenants, resulting in a default under the 2005 Credit Facility.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
•	The affirmative covenants include:
 (i) becoming current in the Company’s SEC filings according to the following schedule:
•	the Company’s 2005 Form 10-K by November 30, 2006, which was filed on November 22, 2006;

•	the Forms 10-Q for the quarters ended March 31, June 30, and September 30, 2005 by the earlier of two months after the date the Company files the 2005 Form 10-K and January 31, 2007, which were filed on the date hereof;

•	the Forms 10-Q for the quarters ended March 31 and June 30, 2006 by February 28, 2007; and

•	the Form 10-Q for the quarter ended September 30, 2006 by March 31, 2007; and
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
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
     The 2004 Interim Credit Facility was replaced by the 2005 Credit Facility on July 19, 2005 (see above). Immediately prior to termination of the 2004 Interim Credit Facility, there were no outstanding loans under the 2004 Interim Credit Facility; however, there were outstanding letters of credit of approximately $87,700, which were issued primarily to meet the Company’s obligations to collateralize certain surety bonds issued to support client engagements, mainly in its state and local government business. The $87,700 in letters of credit remained outstanding after the termination of the 2004 Interim Credit Facility. In order to support the letters of credit that remained outstanding, the Company provided the lenders under the 2004 Interim Credit Facility with the following collateral: (i) $94,300 of cash which was sourced from cash on hand; and (ii) a security interest in the Company’s domestic accounts receivable. Upon entering the 2005 Credit Facility, the lenders under the 2004 Interim Credit Facility: (i) released all but $5,000 of the cash collateral (remaining $5,000, net of expenses, was returned to the Company on April 4, 2006); (ii) released its security interest in the domestic accounts receivable; and (iii) received an $85,400 letter of credit issued by the lenders under the 2005 Credit Facility.
Early Extinguishment of Senior Notes
     On November 26, 2002, the Company completed a private placement of $220,000 in aggregate principal of Senior Notes. The offering consisted of $29,000 of 5.95% Series A Notes due November 2005, $46,000 of 6.43% Series B Senior Notes due November 2006 and $145,000 of 6.71% Series C Senior Notes due November 2007. The Senior Notes restricted

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
the Company’s ability to incur additional indebtedness and required the Company to maintain certain levels of fixed charge coverage and net worth, while limiting its leverage ratio to certain levels. The proceeds from the sale of these Senior Notes were used to repay a $220,000 short-term revolving credit facility entered into for the purpose of funding a portion of the acquisition cost of BE Germany. In December 2004, the entire $220,000 of Senior Notes was prepaid, using proceeds from the Company’s sale of its Subordinated Debentures (see above). Due to the prepayment, the Company recorded in 2004, a loss on the early extinguishment of debt of $22,617, which represented the make whole premium, unamortized debt issuance costs and fees.
Note 4. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, restricted stock units, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method. The convertible debt was excluded from the calculation of the diluted earnings per share for all periods due to its anti-dilutive effect. During the three months ended March 31, 2005 and 2004, 98,678,897 shares and 60,942,756 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(232,558)	$(17,010)

Weighted average shares outstanding — basic and diluted	200,358,531	195,258,684

Loss per share — basic and diluted	$(1.16)	$(0.09)

Note 5. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(232,558)	$(17,010)
Foreign currency translation adjustment, net of tax (a)	(20,681)	(16,907)
Minimum pension liability adjustment	—	(63)
Unrealized loss of derivative instruments, net of tax	—	(39)

Comprehensive loss	$(253,239)	$(34,019)

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of the Euro and Japanese Yen against the U.S. dollar.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 6. Segment Reporting
     The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its three North America industry groups (Public Services, Financial Services and Commercial Services), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Company’s 2005 Form 10-K. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as facilities, information systems, finance and accounting, human resources, legal and marketing). Beginning in fiscal 2005, the Company combined its Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group.

	Three Months Ended
	March 31,
	2005		2004
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$332,101	$68,768	$378,887	$86,100
Commercial Services	172,787	(88,497)	177,767	22,728
Financial Services	90,699	20,320	67,432	9,858
EMEA	171,540	20,695	153,934	11,400
Asia Pacific	83,711	12,230	87,555	9,883
Latin America	20,033	3,812	20,815	2,591
Corporate/Other (1)	462	(176,385)	2,213	(151,438)

Total	$871,333	$(139,057)	$888,603	$(8,878)

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs, such as facilities, information systems, finance and accounting, human resources, legal, and marketing.
Note 7. Transactions with KPMG LLP
     During 2004, KPMG LLP, the Company’s former parent, reduced its holdings in Company common stock to less than 5%, and in February 2005, the transaction services agreement (described below) between the Company and KPMG LLP expired. For these reasons, along with certain other factors, KPMG LLP is no longer considered a related party to the Company. There were various arrangements that remained in place during 2005 between the Company and KPMG LLP for infrastructure services (discussed below) and indemnification agreements (see Note 10, “Commitments and Contingencies”).
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
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
     Total expenses allocated to the Company under the transition services agreement and outsourcing services agreement with regard to occupancy costs and other infrastructure services were as follows:

	Three Months Ended
	March 31,
	2005	2004
Occupancy costs	$2,744	$6,167
Other infrastructure service costs	3,693	13,911

Total	$6,437	$20,078

Amounts included in:
Other costs of service	$2,744	$6,167
Selling, general and administrative expenses	3,693	13,911

Total	$6,437	$20,078

Note 8. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill, at the reporting unit level, for the three months ended March 31, 2005 were as follows:

	Balance			Balance
	December 31,			March 31,
	2004	Additions	Other (a)	2005
Public Services	$23,581	$—	$—	$23,581
Commercial Services	64,188	—	—	64,188
Financial Services	9,210	—	—	9,210
EMEA	485,401	—	(20,073)	465,328
Asia Pacific	73,459	—	(1,309)	72,150
Latin America	836	—	(2)	834
Corporate/Other	202	—	—	202

Total	$656,877	$—	$(21,384)	$635,493

(a)	Other changes in goodwill consist of foreign currency translation adjustments.
     On April 20, 2005, the Company determined that a triggering event had occurred, causing the Company to perform a goodwill impairment test on all reporting units. The triggering event resulted from the Company’s public announcement of likely restatements of prior period financial statements along with significant delays in filing 2004 annual results and anticipated delays in filing 2005 quarterly results. The Company determined this triggering event may have a significant adverse effect on its business climate and regulatory environment. As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company applied a two-step impairment test to identify the potential impairment and, if necessary, to measure the amount of the impairment. The Company performed step one of the impairment test to identify the potential impairment and determined there was no impairments to any reporting units. As a result, the step two impairment test was not considered necessary.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     In the fourth quarter of 2005, the Company determined that a triggering event had occurred, causing the Company to perform a goodwill impairment test on all of its reporting units. The triggering event resulted from a combination of various factors, including lower than previously expected results in the fourth quarter ended December 31, 2005 and the change in management’s expectation of future results. As required by SFAS 142, the Company performed a two-step impairment test to identify the potential impairments and, if necessary, to measure the amount of the impairment. Under step one of the impairment test, the Company determined there were potential impairments in its Commercial Services and EMEA reporting units. In determining the fair value of its Commercial Services and EMEA reporting units, the Company revised certain assumptions relative to each reporting unit, which significantly decreased their fair value as compared to the fair value determined during the Company’s most recent goodwill impairment test, which was performed as of April 20, 2005. For the Commercial Services reporting unit, these revisions included the negative impact on future periods from operating losses associated with the Hawaiian Telcom Communications, Inc. contract. For the EMEA reporting unit, these revisions included lowering operating margin growth expectations. In order to quantify the impairment, under step two of the impairment test, the Company completed a hypothetical purchase price allocation of the fair value determined in step one to all of the respective assets and liabilities of its Commercial Services and EMEA reporting units. As a result, during the fourth quarter of 2005, goodwill impairment losses of $64,188 and $102,227 were recognized in the Commercial Services and the EMEA reporting units, respectively, as the carrying amount of each reporting unit was greater than the revised fair value of that reporting unit (as determined using the expected present value of future cash flows), and the carrying amount of each reporting unit’s goodwill exceeded the implied fair value of that goodwill. The goodwill impairment loss of $64,188 for the Commercial Services reporting unit represented a full impairment of the remaining goodwill in that reporting unit.
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

	March 31,	December 31,
	2005	2004
Other intangible assets:
Backlog, customer contracts and related customer relationships	$1,302	$1,306
Market rights	10,297	10,297

Total other intangibles	11,599	11,603

Accumulated amortization:
Backlog, customer contracts and related customer relationships	(1,147)	(1,100)
Market rights	(7,209)	(6,693)

Total accumulated amortization	(8,356)	(7,793)

Other intangible assets, net	$3,243	$3,810

     Amortization expense related to identifiable intangible assets was $566 and $1,095 for the three months ended March 31, 2005 and 2004, respectively.
Note 9. Restructuring Activities
     In connection with the Company’s previously announced office space reduction effort, the Company recorded a $19,605 restructuring charge during the three months ended March 31, 2005 related to lease, facility and other exit activities. The $19,605 charge, recorded within the Corporate/Other operating segment, included $15,309 related to the fair value of future lease obligations (net of estimated sublease income) and $4,296 in other costs associated with exiting facilities. Since July 2003, the Company has incurred a total of $92,740 in lease and facilities related restructuring charges in connection with its office space reduction effort relating to the following regions: $11,431 in EMEA, $697 in Asia Pacific and $80,612 in North America. As of March 31, 2005, the Company has a remaining lease and facilities accrual of $57,027, of which $18,570 and $38,457 have been identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.
     As of March 31, 2005, the Company’s remaining severance accrual represents unpaid severance and termination benefits related to reduction in workforce charges recorded during the six months ended December 31, 2003. The remaining severance accrual is expected to be paid by the end of 2006.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     Changes in the Company’s accrual for restructuring charges for the three months ended March 31, 2005 were as follows:

		Lease and
	Severance	Facilities	Total
Balance at December 31, 2004	$532	$50,342	$50,874
Current period charges	—	19,605	19,605
Payments	—	(13,514)	(13,514)
Other (a)	(182)	594	412

Balance at March 31, 2005	$350	$57,027	$57,377

(a)	Other changes in the restructuring accrual consist primarily of foreign currency translation and other adjustments.
     The Company expects to record additional lease and facilities related restructuring charges ranging from $18,000 to $22,000 during the year ended December 31, 2006.
Note 10. Commitments and Contingencies
     The Company currently is a party to a number of disputes which involve or may involve litigation or other legal or regulatory proceedings. Generally, there are three types of legal proceedings to which the Company has been made a party:
•	Claims and investigations arising from its continuing inability to timely file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the restatement of its financial statements for certain prior periods to correct accounting errors and departures from generally accepted accounting principles for those years (“SEC Reporting Matters”);

•	Claims and investigations being conducted by agencies or officers of the U.S. Federal Government and arising in connection with its provision of services under contracts with agencies of the U.S. Federal Government (“Government Contracting Matters”); and

•	Claims made in the ordinary course of business by clients seeking damages for alleged breaches of contract or failure of performance and by current or former employees seeking damages for alleged acts of wrongful termination or discrimination (“Other Matters”).
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
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
     2005 Shareholders’ Derivative Demand
     On May 21, 2005, the Company received a letter from counsel representing one of its shareholders requesting that the Company initiate a lawsuit against its Board of Directors and certain present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in its report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation and recommendation, the Company’s Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. The Company filed demurrers and pleas in bar on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims based on the Board’s refusal of the demand, with leave to file amended derivative claims. On January 3, 2007, the plaintiff filed an amended derivative complaint re-asserting the previously dismissed derivative claims and alleging that the Board’s refusal of his demand was not in good faith. The amended derivative complaint does not re-assert the non-derivative claim seeking the scheduling of an annual meeting and states that that claim is now moot because the Company held its annual meeting in December 2006. It is not possible to predict the outcome of this matter, or what the impact might be. The Company believes, however, that claims for which money damages could be assessed are derivative claims asserted on the Company’s behalf and for which the Company’s liability would be limited to attorneys’ fees.
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
     After further negotiations, on November 7, 2006, the Company and the relevant holders of its Series B Debentures filed a stipulation to discontinue the lawsuit. Concurrent with the agreement to discontinue the lawsuit, the Company entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with The Bank of New York, as trustee, which amends the subordinated indenture governing the Series A Debentures and the Series B Debentures. The First Supplemental Indenture includes a waiver of the Company’s SEC reporting requirements under the subordinated indenture through October 31, 2008. Pursuant to the terms of the First Supplemental Indenture, effective as of November 7, 2006: (i) the interest rate payable on the Series A Debentures will increase from 3.00% per annum to 3.10% per annum (inclusive of any liquidated damages relating to the failure to file a registration statement for the Series A Debentures that may be payable) until December 23, 2011, and (ii) the interest rate

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
payable on the Series B Debentures will increase from 3.25% per annum to 4.10% per annum (inclusive of any liquidated damages relating to the failure to file a registration statement for the Series B Debentures that may be payable) until December 23, 2014. The increased interest rates apply to all Series A Debentures and Series B Debentures outstanding.
     In connection with the resolution of this matter and so as to cure any lingering claims of default or cross-default, on November 2, 2006, the Company entered into a First Supplemental Indenture with The Bank of New York, as trustee, which amends the indenture governing its April 2005 Senior Debentures. The supplemental indenture includes a waiver of its SEC reporting requirements through October 31, 2007 and provides for further extension through October 31, 2008 upon payment of an additional fee of 0.25% of the principal amount of the debentures. The Company paid to each consenting holder of these debentures a consent fee equal to 1.00% of the outstanding principal amount of the debentures. In addition, on November 9, 2006, the Company entered into an agreement with the holders of July 2005 Senior Debentures, pursuant to which the Company paid a consent fee equal to 1.00% of the outstanding principal amount of the debentures, in accordance with the terms of the purchase agreement governing the issuance of these debentures.
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
     In connection with the investigation by the Audit Committee, the Company became aware of incidents of possible non-compliance with the Foreign Corrupt Practices Act and its internal controls in connection with certain of its operations in China and voluntarily reported these matters to the SEC and U.S. Department of Justice in November 2005. Both the SEC and the Department of Justice have indicated they will investigate these matters in connection with the formal investigation described above. On March 27, 2006, the Company received a subpoena from the SEC regarding information related to these matters. The investigation is ongoing and the SEC is in the process of taking the testimony of current and former employees and a director. The Company has a reasonable possibility of loss in this matter, although no estimate of such loss can be determined at this time.
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
     Grand Jury Subpoena — California
     In December 2004, the Company was served with a subpoena by the Grand Jury for the U.S. District Court for the Central District of California. The subpoena sought records relating to twelve contracts between the Company and the U.S. Federal government, including two General Service Administration (“GSA”) schedules, as well as other documents and records relating to its U.S. Federal Government work. The Company has begun to produce documents in accordance with an agreement with the Assistant U.S. Attorney. The focus of the review is upon the Company’s billing and time/expense practices, as well as alliance agreements where referral or commission payments were permitted. On July 20, 2005, the Company was served with a subpoena issued by the U.S. Army, requesting items related to Department of Defense contracts. The Company has subsequently been served with subpoenas issued by the Inspector General of the GSA. Given the broad scope of the subpoena and the limited information the Company has received from the U.S. Attorney’s office regarding the

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
status of its investigation, it is impossible to predict with any degree of accuracy how this matter will develop and how it will be resolved. The Company does not believe that it is either probable that the subpoena will result in a liability to the Company or that the amount or range of a future liability, if any, can be determined. Accordingly, no liability has been recorded.
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
     Department of Interior
     On September 29, 2005, the Company received a Termination for Cause notice (the “Notice”) directing it to cease work on a task order (“Task Order 3”) being completed for the Department of Interior (“DOI”). The Company complied and has properly reserved any outstanding amounts owed to it by the DOI as of December 31, 2004. The underlying Basic Purchase Agreement was subsequently terminated for cause as well, though the only task order that was potentially affected was Task Order 3. In the Notice, the DOI also stated that it may seek to recover excess reprocurement costs or pursue other legal remedies, but it has taken no action in this regard. The Company believes that it has a strong defense of excusable delay, and believes that where there is a meritorious case of excusable delay, terminations for cause have been overturned. The Company also believes that if the termination for cause is removed, any potential reprocurement cost liability is also removed. On July 28, 2006, the Company submitted a claim in the amount of approximately $20,000 to the Government for amounts it believes are owed to it by the DOI. The Company’s efforts with the DOI to reach a negotiated settlement of this matter stalled, and the Company has filed a complaint with the Court of Federal Claims to overturn the termination for cause on September 26, 2006. Under the rules, the Company needs a decision from the contracting officer before it can appeal its claim to the court. The DOI informed the Company that the decision will be rendered on or before mid-January 2007. Accordingly, at this time a claim against the Company for additional amounts could be made by the DOI as part of a defensive strategy, but none has been made. If a claim by the Government is filed, the Company believes there is a reasonable possibility of loss in this matter. Due to the early stage of this matter and the nature of the potential claims, a range of any potential loss cannot be determined at this time.
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
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
     The Company believes that it has not overcharged the Government and is working to resolve the outstanding issues with the contracting officer. Given the current stage of discussions, the outcome cannot yet be determined and management estimates the probable amount of loss is $1,200 (accrued as a liability as of March 31, 2005). In addition, the Company is discussing revisions to the contract with the contracting officer to better align its terms, including pricing, to the expectations of both parties.
Other Matters
     Peregrine Litigation
     The Company was named as a defendant in several civil lawsuits regarding certain software resale transactions with Peregrine Systems, Inc. during the period 1999 through 2001, in which purchasers and other individuals who acquired Peregrine stock alleged that the Company participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price, and the Company was also sued by a trustee succeeding the interests of Peregrine for the same conduct. Specifically, the Company was named as a defendant in the following actions: Ariko v. Moores (Superior Court, County of San Diego), Allocco v. Gardner (Superior Court, County of San Diego), Bains v. Moores (Superior Court, County of San Diego), Peregrine Litigation Trust v. KPMG LLP (Superior Court, County of San Diego), and In re Peregrine Systems, Inc. Securities Litigation (U.S. District Court for the Southern District of California). The Company’s former parent, KPMG LLP, also sought indemnity from the Company for certain liability it may face in the same litigations, and the Company agreed to indemnify them in certain of these matters.
     As a result of tentative agreements reached in December 2005, the Company executed conditional settlement agreements whereby the Company is to be released from liability in the Allocco, Ariko, Bains and Peregrine Litigation Trust matters and in all claims for indemnity by KPMG LLP in each of these cases. On January 5, 2006, the Company finalized an agreement with KPMG LLP, providing conditional mutual releases to each other from such fee advancement and indemnification claims, with no settlement payment or other exchange of monies between the parties. On January 6, 2006, the Company filed applications for good faith settlement determinations in Allocco, Ariko, Bains and the Peregrine Litigation Trust matters with respect to the conditional settlements mentioned above. The applications were granted. On April 6, 2006, the Company’s former co-defendants filed motions, seeking to appeal the Allocco and Peregrine Litigation Trust rulings. On June 19, 2006, the court denied the motions. The Company’s former co-defendants then appealed to the California Supreme Court. On August 16, 2006, those appeals were denied. Payments of approximately $36,900 in principal and interest were made in September 2006. The expense relating to these settlement payments was included as part of costs of service in the Consolidated Statement of Operations for the year ended December 31, 2004.
     The Company did not settle the In re Peregrine Systems, Inc. Securities Litigation. On January 19, 2005, the In re Peregrine Systems, Inc. Securities Litigation matter was dismissed by the trial court as it relates to the Company. The plaintiffs have appealed the dismissal of their lawsuit against the Company and briefing of the appeal is underway. The Company believes there is a reasonable possibility of loss on the appeal based on recent Ninth Circuit precedent. Due to the nature of that matter, a range of loss cannot be determined at this time. In addition, to the extent any judgment is entered in favor of the plaintiffs against KPMG LLP, KPMG LLP has notified the Company that it will seek indemnification for these sums.
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
     Hawaiian Telcom Communications, Inc.
     The Company has a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which the Company was engaged to design, build and operate various information technology systems for the client. The Company incurred losses of $113,257 under this contract in the first quarter of 2005. The HT Contract has experienced delays in its build and deployment phases, and contractual milestones have been missed. The client has alleged that the Company is responsible under the HT Contract to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. The Company believes the client’s nonperformance of

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
its responsibilities under the HT Contract caused delays in the project and impacted its ability to perform, thereby causing the Company to incur significant damages. The Company also believes the terms of the HT Contract limit the client’s ability to recover certain of their claimed damages. The Company is negotiating with the client to resolve these issues, apportion financial responsibility for these costs and alleged damages, and transition remaining work under the HT Contract to others, as requested by the client. During these negotiations, the Company is maintaining all of its options, including disputing the client’s claims and asserting the Company’s own claims in litigation. At this time, the Company cannot predict the likelihood that it will be able to resolve this dispute or the outcome of any litigation that might ensue if it is unable to resolve the dispute. While the Company believes it is probable that it may incur a loss with respect to this matter, at this time the Company is unable to reasonably estimate a range of amounts for the loss. Accordingly, no liability has been recorded.
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
     Transition Services Provided By KPMG LLP
     As described in Note 7, “Transactions with KPMG LLP,” the Company entered into a transition services agreement, and various other arrangements, with KPMG LLP during February 2001. Prior to the expiration date of the transition services agreement (February 13, 2004 for most non-technology services and February 13, 2005 for most technology-related services), the Company terminated certain services provided by KPMG LLP under the agreement and, in accordance with the agreement, was liable to KPMG LLP for termination costs.
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
agreement as to the amount, if any, of additional costs payable by the Company to KPMG LLP in connection with the expiration of the agreement. Accordingly, the amount of additional termination costs, if any, that the Company will pay to KPMG LLP cannot be reasonably estimated at this time, and no liability has been recorded.
     In connection with the expiration of the transition services agreement, the Company also agreed to settle a separate arrangement under which it pays KPMG LLP for the use of occupancy-related assets in the office facilities subleased by the Company from KPMG LLP. As such, during July 2005, the Company paid KPMG LLP $17,356 for its share of the cost of the occupancy-related assets that it believes relates to office locations that it subleased from KPMG LLP. However, KPMG LLP contends the Company owes an additional $5,347. The Company and KPMG LLP have begun proceeding under the dispute resolution mechanisms referred to in the preceding paragraph and are separately attempting to reach agreement as to the amount, if any, of additional costs payable by the Company to KPMG LLP. Approximately $9,660 of the total $17,356 paid to KPMG LLP related to office locations that were previously abandoned in connection with the Company’s office space reduction effort. Accordingly, the Company has reserved for this amount as part of its lease and facilities restructuring charges recorded during the three months ended March 31, 2005 and 2004. The Company classified the remaining $7,696 paid to KPMG LLP as a prepaid service cost, which the Company plans to amortize over the remaining term of its respective sublease agreements with KPMG LLP. As of March 31, 2005, the remaining amount to be expensed was $7,404.
Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to the Company in January 2000; indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2005.
     Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of March 31, 2005, the Company had approximately $178,304 of outstanding surety bonds and $82,656 of outstanding letters of credit for which the Company may be required to make future payment.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 11. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and post-retirement medical cost for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended
	March 31,
	2005	2004
Components of net periodic pension cost:
Service cost	$1,591	$1,422
Interest cost	1,042	1,056
Expected return on plan assets	(293)	(240)
Amortization of loss	4	3
Amortization of prior service cost	194	191
Curtailment	(208)	—
Settlement	(58)	—

Net periodic pension cost	$2,272	$2,432

Components of net periodic postretirement medical cost:
Service cost	$314	$254
Interest cost	143	101
Amortization of losses	18	—
Amortization of prior service cost	120	115

Net periodic postretirement medical cost	$595	$470

Note 12. Income Taxes
     For the three months ended March 31, 2005, the Company recognized losses before taxes of $150,845 and provided for income taxes of $81,713, resulting in an effective tax rate of (54.2%). The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment. During the three months ended March 31, 2005, the Company recorded a valuation allowance of $57,300 primarily against its U.S. deferred tax assets to reflect the Company’s determination that it is more likely than not that these benefits would not be realized.
     For the three months ended March 31, 2004, the Company recognized losses before taxes of $15,108 and provided for income taxes of $1,902, resulting in an effective tax rate of (12.6%). The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of the mix of income attributable to foreign versus domestic jurisdictions, non-deductible reductions in office space, changes in income tax reserves, non-deductible meals and entertainment, and state and local taxes.
Note 13. Recently Issued Accounting Pronouncements
     As described in Note 2, the Company will adopt SFAS 123R which replaced SFAS 123 and superseded APB 25 on January 1, 2006.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which applies to all entities and addresses the legal obligations with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. FIN 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS 143. The provisions of FIN 47 were effective no later than December 31, 2005. The Company’s adoption of FIN 47 did not have a material impact on its Consolidated Financial Statements.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
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
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on its Consolidated Financial Statements.
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
* * * * *

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim Consolidated Condensed Financial Statements and the Notes to the Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Disclosure Regarding Forward-Looking Statements
          Some of the statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “in our view” and similar expressions are used to identify these forward-looking statements. Forward-looking statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment, and the following factors:
•	Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

•	In fiscal 2004, we identified material weaknesses in our internal control over financial reporting, which could materially and adversely affect our business and financial condition, and as of December 31, 2005, these material weaknesses remain.

•	We face risks related to securities litigation and regulatory actions that could adversely affect our financial condition and business.

•	Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for consulting and systems integration services.

•	Our operating results will suffer if we are not able to maintain our billing and utilization rates or control our costs.

•	The systems integration consulting markets are highly competitive, and we may not be able to compete effectively if we are not able to maintain our billing rates or control our costs.

•	We have incurred significant operating losses under our contract with Hawaiian Telcom Communications, Inc. and could incur significant additional losses and cash outflows in fiscal 2006.

•	Contracting with the Federal government is inherently risky and exposes us to risks that may materially and adversely affect our business.

•	Our ability to attract, retain and motivate our managing directors and other key employees is critical to the success of our business. We continue to experience sustained, higher-than-industry average levels of voluntary turnover among our workforce, which has impacted our ability to grow our business.

•	Our contracts can be terminated by our clients with short notice, or our clients may cancel or delay projects.

•	If we are not able to keep up with rapid changes in technology or maintain strong relationships with software providers, our business could suffer.

•	Loss of our joint marketing relationships could reduce our revenue and growth prospects.

•	We are not likely to be able to significantly grow our business through mergers and acquisitions in the near term.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price.

•	Our profitability may decline due to financial, regulatory and operational risks inherent in worldwide operations.

•	We may bear the risk of cost overruns relating to our services, thereby adversely affecting our profitability.

•	We may face legal liabilities and damage to our professional reputation from claims made against our work.

•	Our services may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our current cash resources might not be sufficient to meet our expected near-term cash needs, especially to fund intra-quarter operating cash requirements and non-recurring cash requirements (e.g., to settle lawsuits).

•	We have been unable to issue shares of our common stock under our ESPP since February 1, 2005. The longer we are unable to issue shares of our common stock, the more likely our ESPP participants may elect to withdraw their accumulated cash contributions from the ESPP at rates higher than those we have historically experienced.

•	We have limited availability under our 2005 Credit Facility to borrow additional amounts or issue additional letters of credit, and we may not be able to refinance our debt or to do so on favorable terms.

•	Our 2005 Credit Facility imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms. If we violate these restrictions, we will be in default under the 2005 Credit Facility, which may cross-default to our other indebtedness.

•	If our operating performance is materially and adversely affected, we may not be able to service our indebtedness.

•	We may be required to post collateral to support our obligations under our surety bonds, and we may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

•	Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our financial condition.

•	Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility.

•	The holders of our debentures have the right, at their option, to require us to purchase some or all of their debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.

•	The price of our common stock may decline due to the number of shares that may be available for sale in the future.

•	There are significant limitations on the ability of any person or company to acquire the Company without the approval of our Board of Directors.

•	The termination of services provided under the transition services agreement with KPMG LLP could involve significant expense, which could adversely affect our financial results.
   For a more detailed discussion of these factors, see the information under Item 1A, “Risk Factors,” in the Company’s 2005 Form 10-K and filed as Exhibit 99.2 in this Quarterly Report on Form 10-Q. These statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     We provide strategic consulting applications services, technology solutions and managed services to government organizations, Global 2000 companies and medium-sized businesses in the United States and internationally. In North America, we provide consulting services through our Public Services, Commercial Services and Financial Services industry groups in which we focus significant industry-specific knowledge and service offerings to our clients. Outside of North America, we are organized on a geographic basis, with operations in EMEA, the Asia Pacific region, and Latin America.
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
•	Bookings. We believe that information regarding our new contract bookings provides useful trend information regarding how the volume of our new business changes over time. Information regarding our new bookings should not be compared to, or substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations. These amounts represent our estimate at contract signing of the net revenue expected over the term of that contract and involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported. Bookings do not include potential revenue that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under contracts that are subject to client discretion. Although our level of bookings provides some indication of how our business is performing, we do not characterize our bookings, or our engagement contracts associated with new bookings, as backlog because our engagements generally can be cancelled or terminated on short notice or without notice.

•	Revenue Growth. Unlike bookings, which provide only a general sense of future expectations, period-over-period comparisons of revenue provide a meaningful depiction of how successful we have been in growing our business over time.

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control costs. Analysis of the various cost elements, including foreign currency translation adjustments and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in executing our business model. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs.

•	Utilization. Utilization represents the percentage of time our consultants are performing work that is chargeable to a client, and is defined as total hours charged to client engagements divided by total available hours for any specific time period. In 2006, we modified the calculation to include the available hours of employees working on non-chargeable internal projects that had a general relationship to client matters, which will have the effect of lowering our reported utilization figure by an insignificant amount. We also further modified this calculation in 2006 by excluding the holiday and paid vacation time for our employees from the available hours figure. This will have the effect of raising the utilization rate but will make our reporting of this metric more consistent with how we believe our industry peer group measures utilization.

•	Days Sales Outstanding (“DSO”). DSO is an operational metric that approximates the amount of earned revenue that remains unpaid by clients at a given time. DSOs are derived by dividing the sum of our outstanding accounts receivable and unbilled revenue, less deferred revenue, by our average net revenue per day. “Average net revenue per day” is determined by dividing total net revenue for the most recently ended trailing twelve-month period divided by 365.

•	Free Cash Flow. Free cash flow is calculated by subtracting purchases of property and equipment from cash provided by operating activities. We believe free cash flow is a useful measure because it allows better understanding and assessment of our ability to meet debt service requirements and the amount of recurring cash generated from operations after expenditures for fixed assets. Free cash flow does not represent the Company’s residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with GAAP is net cash provided by operating activities.

•	Attrition. Attrition, or voluntary total employee turnover, is calculated by dividing the number of our employees who have chosen to leave the Company within a certain period by the total average number of all employees during that same period. Previously, we had provided attrition figures for our billable employees and did not take into account our non-consultant employees. Starting in 2006, we intend to provide attrition figures for all of our employees, which we believe provides metrics that are more compatible with, and comparable to, those of our competitors.
     Readers should understand that each of the performance indicators identified above are utilized by many companies in our industry and by those who follow our industry. There are no uniform standards or requirements for computing these performance indicators, and, consequently, our computations of these amounts may not be comparable to those of our competitors.
     First Quarter of 2005 Highlights
     During the first quarter of 2005, we continued to face many of the challenges that negatively affected our performance in the first quarter of 2004. While our core business delivered results generally consistent with the first quarter of 2004 and we achieved success in addressing some challenges, much remains to be done, particularly with respect to the process, training and system issues related to financial accounting for our North American operations and the remediation of material weaknesses in our internal controls.
•	New contract bookings for first quarter of 2005 were $694.2 million, a slight decrease compared to new contract bookings of $706.1 million for the first quarter of 2004. New contract bookings increased in two of the three industry groups in North America, driven primarily by strong bookings in our Financial Services industry group, which offset decreased bookings in the Commercial Services business unit, EMEA, Asia Pacific and Latin America regions.

•	Our revenue for the first quarter of 2005 was $871.3 million, representing a decrease of $17.3 million, or 1.9%, from the first quarter of 2004 revenue of $888.6 million.

•	Our gross profit for the first quarter of 2005 was $25.0 million compared with $142.9 million for the first quarter of 2004. Gross profit as a percentage of revenue decreased to 2.9% during fiscal 2005 from 16.1% during the first quarter of 2004. This decrease was primarily attributable to a $113.3 million loss recognized on the HT Contract, which is described below.

•	We have a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which we were engaged to design, build and operate various information technology systems for the client. We incurred losses of $113.3 million under this contract in the first quarter of 2005. The HT Contract has experienced delays in its build and deployment phases and contractual milestones have been missed. The client has alleged that we are responsible under the HT Contract to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. We believe the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted our ability to perform, thereby causing us to incur significant damages. We also believe the terms of the HT Contract limit the client’s ability to recover certain of their claimed damages. We are negotiating with the client to resolve these issues, apportion financial responsibility for these costs and alleged damages, and transition remaining work under the HT Contract to others, as requested by the client. During these negotiations, we are maintaining all of our options, including disputing the client’s claims and asserting our own claims in litigation. At this time we cannot predict the likelihood that we will be able to resolve this dispute or the outcome of any litigation that might ensue if we are unable to resolve the dispute. Even if resolved, we could incur substantial additional losses under the HT Contract or agree to pay additional amounts to facilitate termination of the HT Contract. The incurrence of additional losses or the payment of additional amounts to the client could materially and adversely affect our profitability, results of operations or cash flow over the near term.

•	For the first quarter of 2005, all of the material weaknesses in our internal control over financial reporting cited for fiscal 2004 remain. For information on the developments and progress made in fiscal 2005, please see Item 4, “Controls and Procedures — Remediation of Material Weaknesses in Internal Control over Financial Reporting.”

•	During the first quarter of 2005, we realized a net loss of $232.6 million, or a loss of $1.16 per share, compared to a net loss of $17.0 million, or a loss of $0.09 per share, during the first quarter of 2004. Included in our results for the first quarter of 2005 were $113.3 million of operating losses related to the HT Contract, a $57.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $19.6 million of lease and facilities restructuring charges.

•	Utilization for the first quarter of 2005 was 70.2%, an increase of 360 basis points over the first quarter of 2004.

•	At March 31, 2005, our DSOs stood at 112 days, representing an increase of 2 days, or 2%, over our DSOs at March 31, 2004. Given our ongoing systems issues related to financial accounting for our North American operations, we are currently unable to calculate DSOs for dates later than December 31, 2005. We continue to focus on this metric during 2006 as we believe we are at a level that is higher than the industry average, resulting in a suboptimal use of our cash.

•	Free cash flow for the first quarter of 2005 was ($112.6) million. Net cash used in operating activities during the first quarter of 2005 was ($106.2) million. Purchases of property and equipment during the first quarter of 2005 were ($6.4) million. When this amount is subtracted from net cash used in operating activities, the result is ($112.6) million, which is free cash flow. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non GAAP financial measure. The most directly comparable financial measure calculated in accordance with GAAP is net cash provided by (used in) operating activities.

•	On March 25, 2005, the Compensation Committee of our Board of Directors approved the issuance of up to an aggregate of $165 million in restricted stock units (“RSUs”) under our Long-Term Incentive Plan (the “LTIP”) to our current managing directors and a limited number of key employees (the “Retention RSUs”), and delegated to our officers the authority to grant these awards. During the first quarter of 2005, we recorded non-cash stock compensation expense of $0.03 million related to the vesting of Retention RSUs, which significantly impacted both our gross profit and operating income for the quarter.

•	During fiscal 2005, we completed a number of private securities offerings in an effort to improve our overall liquidity. We issued an additional $25.0 million aggregate principal amount of our Series A Debentures and $25.0 million aggregate principal amount of our Series B Debentures. We also issued an aggregate principal amount of $200.0 million of our April 2005 Senior Debentures and an aggregate principal amount of $40.0 million of our July 2005 Senior Debentures. In total, we received approximately $280.3 million in net proceeds from all of these offerings. For additional information regarding our debt restructuring, see “—Liquidity and Capital Resources” and Note 3, “Notes Payable,” of the Notes to Consolidated Condensed Financial Statements.
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
Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
     Revenue. Our revenue for the first quarter of 2005 was $871.3 million, a decrease of $17.3 million, or 1.9%, over revenue of $888.6 million for the first quarter of 2004. The following tables present certain revenue information and performance metrics for each of our reportable segments for the first quarter of 2005 and 2004. Amounts are in thousands, except percentages.

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Revenue
Public Services	$332,101	$378,887	$(46,786)	(12.3%)
Commercial Services	172,787	177,767	(4,980)	(2.8%)
Financial Services	90,699	67,432	23,267	34.5%
EMEA	171,540	153,934	17,606	11.4%
Asia Pacific	83,711	87,555	(3,844)	(4.4%)
Latin America	20,033	20,815	(782)	(3.8%)
Corporate/Other	462	2,213	(1,751)	n/m

Total	$871,333	$888,603	$(17,270)	(1.9%)

		Revenue growth
	Impact of currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	(12.3%)	(12.3%)
Commercial Services	0.0%	(2.8%)	(2.8%)
Financial Services	0.0%	34.5%	34.5%
EMEA	5.4%	6.0%	11.4%
Asia Pacific	2.9%	(7.3%)	(4.4%)
Latin America	5.2%	(9.0%)	(3.8%)
Corporate/Other	n/m	n/m	n/m
Total	1.3%	(3.2%)	(1.9%)

n/m = not meaningful

•	Public Services revenue decreased during the first quarter of 2005, primarily attributable to our expanding use of employees at lower average bill rates (despite overall headcount and engagement hours increasing) and an expected reduction of $8.4 million in revenue derived from our subcontractors and resale of procured materials (which we must bill our clients, thereby increasing our revenue).

•	Commercial Services revenue decreased during the first quarter of 2005, primarily driven by revenue declines in the Communications & Content and Energy sectors, which was partially offset by revenue growth in the Transportation sector.

•	Financial Services revenue increased during the first quarter of 2005, primarily due to revenue growth in all sectors, with especially strong growth in the Insurance and Global Market sectors. Revenue growth was principally due to an increase in demand for our services. Our average billing rates declined year-over-year, as we increased our use of lower-priced offshore personnel as a component of our overall pricing model.

•	EMEA revenue increased during the first quarter of 2005, primarily due to combined revenue growth in France and the United Kingdom of $12.3 million. Our business in France experienced a significant shift into systems integration work, while revenue growth in the United Kingdom was driven by our continued expansion in that region.

•	Asia Pacific revenue decreased during the first quarter of 2005, driven primarily by the planned elimination of subcontractor usage in the region, which more than offset the improved billing rates achieved across the region in the first quarter of 2005 due to significantly lower revenue write-offs during the year.

•	Latin America revenue decreased during the first quarter of 2005, primarily due to reduction in subcontractor usage partially offset by the weakening of the U.S. dollar against local currencies in Latin America (particularly the Brazilian Real).

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the first quarter of 2005, our revenue decreased $17.3 million and total costs of service increased $100.6 million when compared to the first quarter of 2004, resulting in a decrease in gross profit of $117.9 million, or 82.5%. Gross profit as a percentage of revenue decreased to 2.9% for the first quarter of 2005 from 16.1% for the first quarter of 2004. The change in gross profit for the first quarter of 2005 compared to the first quarter of 2004 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 54.7% for the first quarter of 2005, compared to 42.6% for the first quarter of 2004. We experienced a net increase in professional compensation expense of $98.1 million, or 25.9%, to $476.6 million for the first quarter of 2005 from $378.4 million for the first quarter of 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to overall market demand for our services and additional compensation cost related to the loss accrual for the HT Contract.

•	Other direct contract expenses decreased as a percentage of revenue to 32.6% for the first quarter of 2005 compared to 33.1% for the first quarter of 2004. We experienced a net decrease in other direct contract expenses of $10.4 million, or 3.5%, to $283.8 million for the first quarter of 2005 from $294.2 million for the first quarter of 2004. The change was driven primarily by reduced subcontractor expenses as a result of the increased use of internal resources, partially offsetting additional subcontractor expense accruals for the HT Contract.

•	Other costs of service as a percentage of revenue decreased to 7.6% for the first quarter of 2005 from 7.8% for the first quarter of 2004. We experienced a net decrease in other costs of service of $3.4 million, or 4.8%, to $66.4 million for the first quarter of 2005 from $69.7 million for the first quarter of 2004. The change was driven primarily by a decrease in bad debt expense and office moving costs.

•	In the first quarter of 2005 we recorded, within the Corporate/Other operating segment, a charge of $19.6 million for lease and facilities restructuring costs, compared with a $3.3 million charge for lease and facilities restructuring costs in the first quarter of 2004. These costs for the first quarter of 2005 related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions.

     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the first quarters of 2005 and 2004. Amounts are in thousands, except percentages.

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Gross Profit
Public Services	$77,698	$96,970	$(19,272)	(19.9%)
Commercial Services	(79,295)	34,276	(113,571)	(331.3%)
Financial Services	26,089	14,915	11,174	74.9%
EMEA	27,802	15,443	12,359	80.0%
Asia Pacific	16,100	14,946	1,154	7.7%
Latin America	4,697	3,325	1,372	41.3%
Corporate/Other	(48,141)	(37,021)	(11,120)	n/m

Total	$24,950	$142,854	$(117,904)	(82.5%)

	Three Months Ended
	March 31,
	2005	2004
Gross Profit as a % of revenue
Public Services	23.4%	25.6%
Commercial Services	(45.9%)	19.3%
Financial Services	28.8%	22.1%
EMEA	16.2%	10.0%
Asia Pacific	19.2%	17.1%
Latin America	23.4%	16.0%
Corporate/Other	n/m	n/m
Total	2.9%	16.1%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit decreased in the first quarter of 2005, in large measure due to a $21.4 million increase in compensation expense for additional staff and a $46.8 million reduction in gross revenue, which on a combined basis, more than offset significant reductions of $49.5 million in other direct contract expenses.

•	Commercial Services gross profit decreased in the first quarter of 2005, primarily due to significant cost overruns and loss accruals, most notably $113.3 million on the previously described HT Contract. These costs overruns drove the increase in compensation expense of $63.7 million along with increases in subcontractor expense accruals and hardware and software purchases that collectively increased our other direct contract expenses by $45.2 million, which are substantially not recoverable.

•	Financial Services gross profit increased in the first quarter of 2005, as higher revenue across all sectors more than offset significant incremental increases in compensation expense related to a substantial increase in headcount.

•	EMEA gross profit increased in the first quarter of 2005, as increases in revenue more than offset incremental increases in compensation expense largely due to severance costs associated with workforce realignments in Germany and France.

•	Asia Pacific gross profit increased in the first quarter of 2005 despite a decrease in revenue, due in large measure to significant demonstrated improvements in cost management and realization of contract revenue.

•	Latin America gross profit increased in the first quarter of 2005 despite a decrease in revenue, due to decreases in other direct contract expenses as subcontractor usage was reduced.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the first quarter of 2005 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $0.5 million to $0.6 million for the first quarter of 2005 from $1.1 million for the first quarter of 2004.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.8 million, or 8.5%, to $163.4 million for the first quarter of 2005 from $150.6 million for the first quarter of 2004. Selling, general and administrative expenses as a percentage of gross revenue increased to 18.8% in the first quarter of 2005 from 17.0% for the first quarter of 2004. The increase was primarily due to higher audit fees and costs related to Sarbanes-Oxley compliance, along with the continued build-out of our internal IT function associated with the wind down of services provided under our transition services agreement with KPMG LLP.
     Interest Income. Interest income was $1.4 million and $0.2 million in the first quarter of 2005 and 2004, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money-markets during the first quarter of 2005 as compared to the first quarter of 2004.
     Interest Expense. Interest expense was $8.1 million and $4.4 million in the first quarter of 2005 and 2004, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in the first quarter of 2005 as compared to the first quarter of 2004.
     Other Expense, net. Other expense, net was $5.1 million and $2.0 million in the first quarter of 2005 and 2004, respectively. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax expense of $81.7 million in the three months ended March 31, 2005 and income tax expense of $1.9 million in the three months ended March 31, 2004. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of (54.2)% and (12.6)% for the three months ended March 31, 2005 and 2004, respectively, were: a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment.
     Net Income (Loss). For the first quarter of 2005, we incurred a net loss of $232.6 million, or a loss of $1.16 per share. Included in our results for first quarter of 2005 were $113.3 million in operating losses related to the HT Contract, a $57.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $19.6 million of lease and facilities restructuring charges. For the first quarter of 2004, we incurred a net loss of $17.0 million, or a loss of $0.09 per share.
Liquidity and Capital Resources
     The following table presents the cash flow statements for the first quarter of 2005 and 2004 (amounts are in thousands):

	Three Months Ended
	March 31,
			2005 to 2004
	2005	2004	Change
Net cash provided by (used in):
Operating activities	$(106,196)	$(62,735)	$(43,461)
Investing activities	14,688	(18,249)	32,937
Financing activities	61,551	75,190	(13,639)
Effect of exchange rate changes on cash and cash equivalents	(4,182)	(450)	(3,732)

Net decrease in cash and cash equivalents	$(34,139)	$(6,244)	$(27,895)

     Operating Activities. Net cash used in operating activities during the first quarter of 2005 increased $43.5 million over the first quarter of 2004. This increase was primarily due to a larger net loss of $232.6 million, adjusted by contract loss accruals related to the HT Contract of $113.3 million (of which $106.1 million remained at March 31, 2005), changes in deferred taxes of $64.8 million, and lease and facilities restructuring charges of $19.6 million in the first quarter of 2005 as compared to a net loss of $17.0 million in the first quarter of 2004. Cash was also negatively impacted by payments associated with the HT Contract, with $7.2 million incurred during the first quarter of 2005.
     Investing Activities. Net cash provided by investing activities during the first quarter of 2005 increased $32.9 million over the first quarter of 2004. This increase was due to a decrease in restricted cash of $21.1 million for cash collateral posted in support of bank guarantees for letters of credit and surety bonds and a decrease in capital expenditures of $11.9 million. Capital expenditures were $6.4 million and $18.2 million in the first quarters of 2005 and 2004, respectively. The decline in capital expenditures was due primarily to higher hardware and software costs incurred during first quarter of 2004 for the implementation of our North America financial accounting systems.
     Financing Activities. Net cash provided by financing activities for the first quarter of 2005 was $61.6 million, resulting primarily from the proceeds on the issuance of debentures with an aggregate principal amount of $50.0 million. Net cash provided by financing activities in first quarter of 2004 was $75.2 million, due to proceeds from borrowing, net of repayments, of $58.9 million and a $3.1 million net increase in book overdrafts.
     In addition, issuances of common stock from our ESPP and stock option exercises generated $14.6 million and $13.1 million in cash during the first quarters of 2005 and 2004, respectively. Because we are not current in our SEC filings, we are unable to issue freely tradable shares of our common stock. Consequently, we were unable to make any public offerings of our common stock in 2005 and have not issued shares under our LTIP or the ESPP since early 2005. These sources of financing will remain unavailable to us until we are again current in our SEC filings. If we are unable to become current in our SEC filings by April 30, 2007, we may also experience increased withdrawals by our employees of their accumulated contributions to our ESPP. For more information, see Item 1A, “Risk Factors,” of the Company’s 2005 Form 10-K, included as Exhibit 99.2 filed with this Quarterly Report.
     For additional information on our liquidity and capital resources, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” included in the Company’s 2005 Form 10-K.
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first reporting period following the fiscal year that begins on or after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”) was issued regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We currently utilize the Black-Scholes option pricing model to estimate the fair value for the above pro forma calculations and will continue using the same methodology in the foreseeable future. We will use the modified prospective method for adoption of SFAS 123R, and expect that the incremental compensation cost to be recognized as a result of the adoption of SFAS 123R and SAB 107 for fiscal 2006 will range from $22.0 million to $28.0 million.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires restatement of prior period financial statements, unless impracticable, for changes in accounting principle. The retroactive application of a change in accounting principle should be limited to the direct effect of the change. Changes in depreciation, amortization or depletion methods should be accounted for as a change in accounting estimate. Corrections of accounting errors will be accounted for under the guidance contained in APB 20. The effective date of this new pronouncement is for fiscal years beginning after December 15, 2005 and prospective application is required. We do not expect the adoption of SFAS 154 to have a material impact on our Consolidated Financial Statements.
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on our Consolidated Financial Statements.
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
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2005, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the Company’s 2005 Form 10-K. During the first quarter of 2005, there have been no material changes in our market risk exposure.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in Form 10K for the year ended December 31, 2005, management concluded that, as of December 31, 2005 and March 31, 2005, the Company’s disclosure controls and procedures were not effective.
          Because of the material weaknesses identified in our evaluation of internal control over financial reporting as disclosed in Form 10K for the year ended December 31, 2005, we performed additional procedures so that our consolidated financial statements as of and for the year ended December 31, 2005, including quarterly periods, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our procedures included, but were not limited to: i) recalculating North America revenue and related accounts, such as accounts receivable, unbilled revenue, deferred revenue and costs of service by validating data to independent source documentation; ii) performing a comprehensive search for unrecorded liabilities; iii) performing a comprehensive global search to identify the complete population of employees deployed on expatriate assignments during 2005 and recalculating related compensation expense classified as costs of service, and employee income tax liabilities; iv) performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts; and v) performing procedures in areas related to our income taxes in order to provide reasonable assurance as to the related financial statement amounts and disclosures.
          These and other procedures resulted in the identification of accounting and audit adjustments related to our consolidated financial statements for the year ended December 31, 2005 and our consolidated condensed financial statements for the quarter ended March 31, 2005.
          We believe that because we performed the substantial additional procedures described above and made appropriate adjustments, the Consolidated Condensed Financial Statements for the periods included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
          We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. We have established a formal global remediation team, under the direction of the Chief Financial Officer and Audit Committee, to drive remediation efforts of all material weaknesses, as well as provide oversight and direction in an effort to establish an effective control environment. The following paragraphs describe the on-going changes to our internal control over financial reporting subsequent to December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Please refer to Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Condensed Financial Statements and Item 3, “Legal Proceedings,” included in the Company’s 2005 Form 10-K and filed as Exhibit 99.1 to this Quarterly Report, which sections are incorporated herein by reference.
ITEM 1A: RISK FACTORS
     Please refer to Item 1A, “Risk Factors,” included in the Company’s 2005 Form 10-K, which section is incorporated herein by reference and filed as Exhibit 99.2 to this Quarterly Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Securities Not Registered Under the Securities Act
     Please refer to Item 5, “Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Securities Not Registered under the Securities Act,” included in the Company’s 2005 Form 10-K, which section is incorporated herein by reference and filed as Exhibit 99.3 to this Quarterly Report.
Issuer Purchases of Equity Securities
     We did not repurchase any of our common stock during the first quarter of fiscal 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the first quarter of fiscal 2005.
ITEM 5. OTHER INFORMATION
     a) None.
     b) None.
ITEM 6. EXHIBITS
     a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

Exhibit No.	Description

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Form of Amendment to the Managing Director Agreement, dated as of January 31, 2005, between the Company and David W. Black and certain executive officers, which is incorporated by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended December 31, 2004.

10.2	Amendment No. 1 to the Credit Agreement, dated as of March 17, 2005 by and among the Company, each of the Guarantors, each Lender signatory thereto, and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and an L/C Issuer, which is incorporated by reference to Exhibit 10.45 from the Company’s Form 10-K for the year ended December 31, 2004.

10.3	Amendment No. 2 to the Credit Agreement, dated as of March 24, 2005, by and among the Company, each of the Guarantors, each Lender signatory thereto, and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and an L/C Issuer, which is incorporated by reference to Exhibit 10.46 from the Company’s Form 10-K for the year ended December 31, 2004.

10.4	Employment Letter, effective as of January 14, 2005, between the Company and Joseph Corbett, which is incorporated by reference to Exhibit 10.84 from the Company’s Form 10-K for the year ended December 31, 2004.

10.5	Employment Letter, effective as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.86 from the Company’s Form 10-K for the year ended December 31, 2004.

10.6	Managing Director Agreement, dated as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.87 from the Company’s Form 10-K for the year ended December 31, 2004.

10.7	Restricted Stock Unit Agreement, dated March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.88 from the Company’s Form 10-K for the year ended December 31, 2004.

10.8	Special Termination Agreement, dated as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.89 from the Company’s Form 10-K for the year ended December 31, 2004.

10.9	Stock Option Agreement, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.90 from the Company’s Form 10-K for the year ended December 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

Exhibit No.	Description

99.1	“Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.2	“Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.3	“Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Securities Not Registered under the Securities Act” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.
DATE: January 17, 2007	By:	/s/ Judy A. Ethell
Judy A. Ethell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Form of Amendment to the Managing Director Agreement, dated as of January 31, 2005, between the Company and David W. Black and certain executive officers, which is incorporated by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended December 31, 2004.

10.2	Amendment No. 1 to the Credit Agreement, dated as of March 17, 2005 by and among the Company, each of the Guarantors, each Lender signatory thereto, and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and an L/C Issuer, which is incorporated by reference to Exhibit 10.45 from the Company’s Form 10-K for the year ended December 31, 2004.

10.3	Amendment No. 2 to the Credit Agreement, dated as of March 24, 2005, by and among the Company, each of the Guarantors, each Lender signatory thereto, and Bank of America, N.A., as the administrative agent for the Lenders, Swing Line Lender and an L/C Issuer, which is incorporated by reference to Exhibit 10.46 from the Company’s Form 10-K for the year ended December 31, 2004.

10.4	Employment Letter, effective as of January 14, 2005, between the Company and Joseph Corbett, which is incorporated by reference to Exhibit 10.84 from the Company’s Form 10-K for the year ended December 31, 2004.

10.5	Employment Letter, effective as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.86 from the Company’s Form 10-K for the year ended December 31, 2004.

10.6	Managing Director Agreement, dated as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.87 from the Company’s Form 10-K for the year ended December 31, 2004.

10.7	Restricted Stock Unit Agreement, dated March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.88 from the Company’s Form 10-K for the year ended December 31, 2004.

10.8	Special Termination Agreement, dated as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.89 from the Company’s Form 10-K for the year ended December 31, 2004.

10.9	Stock Option Agreement, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.90 from the Company’s Form 10-K for the year ended December 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

99.1	“Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.2	“Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.3	“Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Securities Not Registered under the Securities Act” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.