Form 10-Q
period 2005-06-30
BEARINGPOINT INC
filed 2007-01-17
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31451

BEARINGPOINT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	22-3680505
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)
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

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005
EXPLANATORY NOTE
     As a result of significant delays in completing our Consolidated Financial Statements for the year ended December 31, 2004 (“fiscal 2004”), we were unable to timely file with the Securities and Exchange Commission (the “SEC”) this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and September 30, 2005. In addition, we were unable to timely file with the SEC our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. We filed our Annual Report on Form 10-K for fiscal 2004 on January 31, 2006 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“fiscal 2005”) on November 22, 2006.
     Due to the delay of the filing of this Quarterly Report on Form 10-Q and the significant changes to our business in the interim, certain information presented herein relates to events that occurred subsequent to June 30, 2005. For additional information regarding the Company, our business, operations, risks and results, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on November 22, 2006, and Current Reports on Form 8-K and other documents filed with SEC subsequent to November 22, 2006.
     Contemporaneous with the filing with the SEC of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, we are filing our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and September 30, 2005.

i

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

ii

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$895,245	$875,387	$1,766,578	$1,763,990

Costs of service:
Professional compensation	406,344	371,746	882,918	750,186
Other direct contract expenses	247,139	254,737	530,981	548,979
Lease and facilities restructuring charge	—	8,364	19,605	11,699
Other costs of service	64,459	55,080	130,821	124,812

Total costs of service	717,942	689,927	1,564,325	1,435,676

Gross profit	177,303	185,460	202,253	328,314

Amortization of purchased intangible assets	566	1,003	1,132	2,098
Selling, general and administrative expenses	164,360	167,853	327,801	318,490

Operating income (loss)	12,377	16,604	(126,680)	7,726

Interest income	1,682	87	3,033	292
Interest expense	(8,834)	(4,033)	(16,890)	(8,442)
Other expense, net	(5,270)	(2,392)	(10,353)	(4,418)

Income (loss) before taxes	(45)	10,266	(150,890)	(4,842)
Income tax expense	4,841	32,684	86,554	34,586

Net loss	$(4,886)	$(22,418)	$(237,444)	$(39,428)

Loss per share — basic and diluted	$(0.02)	$(0.11)	$(1.18)	$(0.20)

Weighted average shares — basic	201,235,807	196,016,196	200,799,624	195,633,359

Weighted average shares — diluted	201,235,807	196,016,196	200,799,624	195,633,359

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$278,362	$244,810
Restricted cash	113,891	21,053
Accounts receivable, net of allowances of $6,402 at June 30, 2005 and $11,296 at December 31, 2004	413,386	400,285
Unbilled revenue	437,679	381,681
Income tax receivable	25,822	50,518
Deferred income taxes	19,930	59,566
Prepaid expenses	48,885	31,196
Other current assets	25,045	33,038

Total current assets	1,363,000	1,222,147

Property and equipment, net	181,879	203,403
Goodwill	604,865	656,877
Other intangible assets, net	2,678	3,810
Deferred income taxes, less current portion	12,952	20,522
Other assets	82,236	75,948

Total assets	$2,247,610	$2,182,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$17,182	$17,558
Accounts payable	264,325	306,325
Accrued payroll and employee benefits	265,022	269,876
Deferred revenue	119,392	107,308
Income tax payable	18,682	33,927
Current portion of accrued lease and facilities charge	14,727	22,956
Deferred income taxes	12,170	16,750
Other current liabilities	279,550	134,744

Total current liabilities	991,050	909,444

Notes payable, less current portion	651,619	405,668
Accrued employee benefits	79,981	84,631
Accrued lease and facilities charge, less current portion	35,543	27,386
Deferred income taxes, less current portion	25,518	6,810
Other liabilities	102,693	124,070

Total liabilities	1,886,404	1,558,009

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 205,346,543 shares issued and 201,534,293 shares outstanding on June 30, 2005 and 203,132,716 shares issued and 199,320,466 shares outstanding on December 31, 2004	2,044	2,022
Additional paid-in capital	1,163,583	1,143,059
Accumulated deficit	(1,000,000)	(762,556)
Notes receivable from stockholders	(7,576)	(8,055)
Accumulated other comprehensive income	238,882	285,955
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	361,206	624,698

Total liabilities and stockholders’ equity	$2,247,610	$2,182,707

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(237,444)	$(39,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	60,938	(21,641)
Provision for doubtful accounts	174	3,358
Stock-based compensation	5,134	4,962
Depreciation and amortization of property and equipment	35,808	40,679
Amortization of purchased intangible assets	1,133	2,098
Lease and facilities restructuring charge	19,605	11,699
Amortization of debt issuance costs	8,604	826
Other	8,895	2,596
Changes in assets and liabilities:
Accounts receivable	(26,919)	22,303
Unbilled revenue	(61,546)	(187,782)
Income tax receivable, prepaid expenses and other current assets	14,112	(11,301)
Other assets	(8,270)	(10,534)
Accrued payroll and employee benefits	896	10,361
Accounts payable and other current liabilities	103,906	192,123
Other liabilities	(23,618)	3,631

Net cash provided by (used in) operating activities	(98,592)	23,950

Cash flows from investing activities:
Purchases of property and equipment	(18,411)	(37,133)
Increase in restricted cash	(92,838)	—

Net cash used in investing activities	(111,249)	(37,133)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,897	13,365
Proceeds from issuance of notes payable	244,253	352,680
Repayment of notes payable	(5,765)	(323,255)
Decrease in book overdrafts	(1,479)	(13,964)
Payments on notes receivable from stockholders	—	102

Net cash provided by financing activities	251,906	28,928

Effect of exchange rate changes on cash and cash equivalents	(8,513)	(2,105)

Net increase in cash and cash equivalents	33,552	13,640
Cash and cash equivalents — beginning of period	244,810	122,475

Cash and cash equivalents — end of period	$278,362	$136,115

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation and Liquidity
     Basis of Presentation
     The accompanying unaudited interim Consolidated Condensed Financial Statements of BearingPoint, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. These statements do not include all of the information and Note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K and filed with the SEC on November 22, 2006 (the “2005 Form 10-K”). The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments, except as noted below) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year.
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
     During 2005, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company’s financial statements for the periods prior to 2005 or to 2005 taken as a whole, the Company corrected these errors in the first quarter of 2005. These adjustments included entries to correct errors in accounting for revenue, certain foreign tax withholdings, income taxes, and other miscellaneous items. Had these errors been recorded in the proper periods, the impact of the adjustments on the first quarter of 2005 and the six months ended June 30, 2005 would have been an increase to revenue and gross profit of $726 and $4,927, respectively, and a decrease to net loss of $15,445.
     Liquidity
     The interim Consolidated Condensed Financial Statements of the Company are prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. The Company has recently experienced a number of factors that have negatively impacted its liquidity, including the following:
•	The Company has experienced significant recurring net losses. At June 30, 2005, the Company had an accumulated deficit of $1,000,000.

•	The Company’s business has not generated positive cash from operating activities in some recent periods during fiscal 2005 and 2004.

•	Due to the material weaknesses in its internal controls, the Company continues to experience significant delays in completing its consolidated financial statements and filing periodic reports with the SEC on a timely basis. Accordingly, the Company continues to devote substantial additional internal and external resources, and experience higher than expected fees for audit services.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
•	In the first quarter of 2005, the Company incurred losses of $113,257 under a significant contract with Hawaiian Telcom Communications, Inc., which consequently will result in significantly less cash from operating activities in future years.

•	The Company currently is a party to a number of disputes which involve or may involve litigation or other legal or regulatory proceedings. See Note 10, “Commitments and Contingencies.”
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
     Pro forma information regarding net loss and loss per share is required assuming the Company had accounted for its stock-based awards issued to employees under the fair value recognition provisions of SFAS 123, whereby stock options and other awards are valued at the grant date using an option pricing model, and compensation is amortized as a charge to earnings over the awards’ vesting period. The weighted average fair value of stock options granted during the three months ended June 30, 2005 and 2004 were $3.94 and $5.81, respectively. The weighted average fair value of stock options granted during the six months ended June 30, 2005 and 2004 were $4.73 and $6.24 respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Stock Price	Risk-Free		Expected
	Expected	Interest	Expected	Dividend
	Volatility	Rate	Life	Yield
Three months ended June 30, 2005	50.70%	3.93%	6	—
Three months ended June 30, 2004	64.27%	3.95%	6	—

Six months ended June 30, 2005	51.27%	3.96%	6	—
Six months ended June 30, 2004	65.29%	3.61%	6	—
     The fair value of the Company’s common stock purchased under the Employee Stock Purchase Plan, as amended (the “ESPP”) was estimated for the three and six months ended June 30, 2005 and 2004 using the Black-Scholes option-pricing model and an expected volatility ranging between 30.4% and 70.0%, risk-free interest rates ranging from 1.03% to 3.29%, an expected life ranging from 6 to 24 months and an expected dividend yield of zero. The weighted average fair value of share purchase rights under the ESPP was $3.84 for the three months ended June 30, 2004. The weighted average fair value of share purchase rights under the ESPP was $3.21 and $3.59 for the six months ended June 30, 2005 and 2004, respectively.
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value method for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(4,886)	$(22,418)	$(237,444)	$(39,428)
Add back:
Total stock-based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	3,414	945	5,134	2,935

Deduct:
Total stock-based compensation expense recorded under fair value method for all stock awards, net of tax effects	(26,029)	(22,718)	(51,144)	(47,876)

Pro forma net loss	$(27,501)	$(44,191)	$(283,454)	$(84,369)

Loss per share:
Basic and diluted — as reported	$(0.02)	$(0.11)	$(1.18)	$(0.20)

Basic and diluted — pro forma	$(0.14)	$(0.23)	$(1.41)	$(0.43)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first reporting period following the fiscal year that begins on or after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” (“SAB 107”), was issued regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company currently utilizes the Black-Scholes option pricing model to estimate fair value for the above pro forma calculations and will continue

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
using the same methodology in the foreseeable future. The Company will use the modified prospective method for adoption of SFAS 123R, and management believes that the incremental compensation cost to be recognized as a result of the adoption of SFAS 123R and SAB 107 for fiscal 2006 will range from $22,000 to $28,000.
     On March 25, 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to an aggregate of $165,000 in RSUs under the Long-Term Incentive Plan (the “LTIP”) to the Company’s current managing directors (MDs) and a limited number of key employees, and delegated to the Company’s officers the authority to grant these awards. Certain RSU awards under this authorization were made in three tranches of grants representing 30%, 30%, and 40% of the total RSU award for each employee. Additional awards were also made at various grant dates as determined by the Company’s Chief Executive Officer. During the three and six months ended June 30, 2005, the Company granted RSU awards of 4,375,565 and 5,125,565, respectively, with grant date weighted average fair values of $7.27 and $7.49, respectively. Total compensation expense recorded as a result of these awards during the three and six months ended June 30, 2005 was $1,465 and $1,491, respectively. As of June 30, 2005, the Company had 5,107,417 RSUs outstanding, net of forfeitures, with a grant date weighted average fair value of $7.49 and remaining deferred compensation of $36,764, which will be amortized in accordance with the respective employees’ vesting schedule, subject to the application of SFAS 123R in 2006.
     On December 14, 2006, the Company amended its LTIP, including the elimination of the current formula used to determine the number of shares available for issuance under the LTIP, along with an increase to the number of shares available for issuance under the LTIP by 25 million additional shares. Previously, the number of shares of common stock authorized for issuance under the LTIP was determined by a formula. The formula provided that the number of shares of common stock authorized for issuance under the LTIP is equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of the Company’s common stock and (y) the authorized shares. The amendment to the LTIP eliminated this formulaic determination of the number of shares of common stock authorized for issuance under the LTIP and replaced this formula with the specified number of authorized shares of 92,179,333, an aggregate increase of 25 million shares available for awards under the Plan (measured as of November 1, 2006).
     In connection with the acquisition of various Andersen Business Consulting practices, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense was recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $1,796 and $2,276 for the three months ended June 30, 2005 and 2004, respectively. Compensation expense was $3,482 and $4,263 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, 2,100,998 shares of common stock have been issued. During the third quarter of 2005, $4,929 was paid in cash in lieu of the third and final installment of the stock award in fulfillment of the Company’s obligations under this commitment, which was recorded as a reduction of additional paid in capital.
     The Company’s ESPP was adopted on October 12, 2000 and allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the 24-month offering period, or the fair market value at the end of each 6-month purchase period ending on July 31 and January 31, respectively. The ESPP became effective on February 8, 2001. In 2005, the Board of Directors also approved the removal of the 24-month look-back, resulting in straight 6-month offering periods, where the purchase price will be 15% off the closing price on the last day of the 6-month purchase period. Current participants are grandfathered (protected) from this change through January 31, 2007, provided they maintain continued enrollment. These Plan changes will be effective for all new enrollees beginning with the next open enrollment cycle. During the six months ended June 30, 2005, the Company’s employees purchased an aggregate of 2,053,154 shares for an aggregate amount of $13,769.
     Because the Company is not current in its SEC filings, it is unable to issue freely tradable shares of its common stock. Consequently, the Company has not issued shares under the ESPP since January 2005 and significant features of many of the Company’s employee equity plans remain suspended. If the Company is unable to become current in its SEC filings by April 30, 2007, the purchase price discount the Company will be able to offer pursuant to applicable provisions of the U.S. Internal Revenue Code could be substantially reduced. If the purchase price of the Company’s common stock purchased under the ESPP changes to 85% of the fair market value of the common stock on the date of purchase, increases in the Company’s stock price above current levels could result in increased withdrawal rates to levels higher than those the Company has historically experienced. The Company currently does not anticipate becoming current in its SEC filings by

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
April 30, 2007. Employee contributions to the ESPP held by the Company were approximately $10,146 at June 30, 2005. These amounts are included in cash and cash equivalents and are repayable on demand.
Note 3. Notes Payable
     Notes payable consists of the following:

	June 30,	December 31,
	2005	2004
Current portion:
Yen-denominated term loan (January 31, 2003)	$5,994	$6,509
Yen-denominated term loan (June 30, 2003)	2,997	3,254
Yen-denominated line of credit	7,221	7,795
Other	970	—

Total current portion	17,182	17,558

Long-term portion:
Series A and Series B Convertible Debentures	450,000	400,000
April 2005 Convertible Debentures	200,000	—
Yen-denominated term loan (January 31, 2003)	—	3,215
Yen-denominated term loan (June 30, 2003)	—	1,609
Other	1,619	844

Total long-term portion	651,619	405,668

Total notes payable	$668,801	$423,226

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
     The Subordinated Debentures are initially convertible, under certain circumstances, into shares of the Company’s common stock at a conversion rate of 95.2408 shares for each $1 principal amount of the Subordinated Debentures, subject to anti-dilution and adjustments but not to exceed 129.0 shares, equal to an initial conversion price of approximately $10.50 per share. Holders of the Subordinated Debentures may exercise the right to convert the Subordinated Debentures prior to their maturity only under certain circumstances, including when the Company’s stock price reaches a specified level for a

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
specified period of time, upon notice of redemption, and upon specified corporate transactions. Upon conversion of the Subordinated Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Subordinated Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the Subordinated Debentures are convertible into shares of the acquiring or surviving company. The Company will also increase the conversion rate upon occurrence of certain transactions. As of June 30, 2005, none of the circumstances under which the Subordinated Debentures are convertible existed.
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
     In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company allocated the proceeds received from the July 2005 Senior Debentures to the elements of the debt instrument based on their relative fair values. The Company allocated fair value to the July 2005 Warrants and conversion option utilizing the Black-Scholes option pricing model, which was consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 48.5%; an average risk-free interest rate of 3.98%; dividend yield of 0%; and an expected life of 5 years. The fair value of debt component of the July 2005 Debentures was based on the net present value of the underlying cash flows discounted at a rate derived from the Company’s then publicly traded debt, which was 11.4%. Once the relative fair values were established the Company allocated the proceeds to each component of the contract. Because the conversion price was lower than the then current fair market value of the Company’s common stock, the Company determined that a beneficial conversion feature (“BCF”) existed which required separate accounting.

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
Note 4. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, restricted stock units, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method. The convertible debt was excluded from the calculation of the diluted earnings per share for all periods due to its anti-dilutive effect. During the three months ended June 30, 2005 and 2004, 119,394,228 and 59,567,675 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive. During the six months ended June 30, 2005 and 2004, 106,508,079 and 59,008,841 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(4,886)	$(22,418)	$(237,444)	$(39,428)

Weighted average shares outstanding — basic and diluted	201,235,807	196,016,196	200,799,624	195,633,359

Loss per share — basic and diluted	$(0.02)	$(0.11)	$(1.18)	$(0.20)

Note 5. Comprehensive Loss
     The components of comprehensive loss are as follows:

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(4,886)	$(22,418)	$(237,444)	$(39,428)
Foreign currency translation adjustment, net of tax (a)	(26,392)	(13,976)	(47,073)	(30,883)
Minimum pension liability adjustment	—	—	—	(63)
Unrealized loss of derivative instruments, net of tax	—	(39)	—	(78)

Comprehensive loss	$(31,278)	$(36,433)	$(284,517)	$(70,452)

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of the Euro and Japanese Yen against the U.S. dollar.
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2005		2004
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$346,337	$70,327	$356,403	$87,623
Commercial Services	177,177	23,878	171,310	26,097
Financial Services	87,818	21,459	75,172	19,272
EMEA	181,031	26,596	163,047	26,542
Asia Pacific	80,264	12,693	84,765	7,398
Latin America	22,145	3,273	20,701	4,019
Corporate/Other (1)	473	(145,849)	3,989	(154,347)

Total	$895,245	$12,377	$875,387	$16,604

	Six Months Ended
	June 30,
	2005		2004
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$678,438	$139,095	$735,290	$173,723
Commercial Services	349,964	(64,619)	349,077	48,825
Financial Services	178,517	41,779	142,604	29,130
EMEA	352,571	47,291	316,981	37,942
Asia Pacific	163,975	24,923	172,320	17,281
Latin America	42,178	7,085	41,516	6,610
Corporate/Other (1)	935	(322,234)	6,202	(305,785)

Total	$1,766,578	$(126,680)	$1,763,990	$7,726

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs, such as facilities, information systems, finance and accounting, human resources, legal, and marketing.
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
          Total expenses allocated to the Company under the transition services agreement and outsourcing services agreement with regard to occupancy costs and other infrastructure services were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Occupancy costs	$5	$5,919	$2,749	$12,086
Other infrastructure service costs	116	13,446	3,809	27,357

Total	$121	$19,365	$6,558	$39,443

Amounts included in:
Other costs of service	$5	$5,919	$2,749	$12,086
Selling, general and administrative expenses	116	13,446	3,809	27,357

Total	$121	$19,365	$6,558	$39,443

Note 8. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill, at the reporting unit level, for the six months ended June 30, 2005 were as follows:

	Balance			Balance
	December 31,			June 30,
	2004	Additions	Other (a)	2005
Public Services	$23,581	$—	$—	$23,581
Commercial Services	64,188	—	—	64,188
Financial Services	9,210	—	—	9,210
EMEA	485,401	—	(49,607)	435,794
Asia Pacific	73,459	—	(2,450)	71,009
Latin America	836	—	45	881
Corporate/Other	202	—	—	202

Total	$656,877	$—	$(52,012)	$604,865

(a)	Other changes in goodwill consist of foreign currency translation adjustments.
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

	June 30,	December 31,
	2005	2004
Other intangible assets:
Backlog, customer contracts and related customer relationships	$1,307	$1,306
Market rights	10,297	10,297

Total other intangibles	11,604	11,603

Accumulated amortization:
Backlog, customer contracts and related customer relationships	(1,203)	(1,100)
Market rights	(7,723)	(6,693)

Total accumulated amortization	(8,926)	(7,793)

Other intangible assets, net	$2,678	$3,810

     Amortization expense related to identifiable intangible assets was $566 and $1,003 for the three months ended June 30, 2005 and 2004, respectively. Amortization expense related to identifiable intangible assets was $1,132 and $2,098 for the six months ended June 30, 2005 and 2004, respectively.
Note 9. Restructuring Activities
     In connection with the Company’s previously announced office space reduction effort, the Company recorded $0 and $19,605 in restructuring charges during the three and six months ended June 30, 2005, respectively, related to lease, facility and other exit activities. The $19,605 charge, recorded within the Corporate/Other operating segment for the six months ended June 30, 2005, included $15,309 related to the fair value of future lease obligations (net of estimated sublease income) and $4,296 in other costs associated with exiting facilities. Since July 2003, the Company has incurred a total of $92,740 in

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
lease and facilities related restructuring charges in connection with its office space reduction effort relating to the following regions: $11,431 in EMEA, $697 in Asia Pacific and $80,612 in North America. As of June 30, 2005, the Company has a remaining lease and facilities accrual of $50,270, of which $14,727 and $35,543 have been identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.
     As of June 30, 2005, the Company’s remaining severance accrual represents unpaid severance and termination benefits related to reduction in workforce charges recorded during the six months ended December 31, 2003. The remaining severance accrual is expected to be paid by the end of 2006.
     Changes in the Company’s accrual for restructuring charges for the six months ended June 30, 2005 were as follows:

		Lease and
	Severance	Facilities	Total
Balance at December 31, 2004	$532	$50,342	$50,874
Current period charges	—	19,605	19,605
Payments	—	(19,328)	(19,328)
Other (a)	(197)	(349)	(546)

Balance at June 30, 2005	$335	$50,270	$50,605

(a)	Other changes in the restructuring accrual consist primarily of foreign currency translation and other adjustments.
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
     2005 Shareholders’ Derivative Demand
     On May 21, 2005, the Company received a letter from counsel representing one of its shareholders requesting that the Company initiate a lawsuit against its Board of Directors and certain present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in its report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation and recommendation, the Company’s Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. The Company filed demurrers and pleas in bar on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims based on the Board's refusal of the demand, with leave to file amended derivative claims. On January 3, 2007, the plaintiff filed an amended derivative complaint re-asserting the previously dismissed derivative claims and alleging that the Board’s refusal of his demand was not in good faith. The amended derivative complaint does not re-assert the non-derivative claim seeking the scheduling of an annual meeting and states that that claim is now moot because the Company held its annual meeting in December 2006. It is not possible to predict the outcome of this matter, or what the impact might be. The Company believes, however, that claims for which money damages could be assessed are derivative claims asserted on the Company’s behalf and for which the Company’s liability would be limited to attorneys’ fees.
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
     The Company believes that it has not overcharged the Government and is working to resolve the outstanding issues with the contracting officer. Given the current stage of discussions, the outcome cannot yet be determined and management estimates the probable amount of loss is $1,200 (accrued as a liability as of June 30, 2005). In addition, the Company is discussing revisions to the contract with the contracting officer to better align its terms, including pricing, to the expectations of both parties.
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
     In connection with the expiration of the transition services agreement, the Company also agreed to settle a separate arrangement under which it pays KPMG LLP for the use of occupancy-related assets in the office facilities subleased by the Company from KPMG LLP. As such, during July 2005, the Company paid KPMG LLP $17,356 for its share of the cost of the occupancy-related assets that it believes relates to office locations that it subleased from KPMG LLP. However, KPMG LLP contends the Company owes an additional $5,347. The Company and KPMG LLP have begun proceeding under the dispute resolution mechanisms referred to in the preceding paragraph and are separately attempting to reach agreement as to the amount, if any, of additional costs payable by the Company to KPMG LLP. Approximately $9,660 of the total $17,356 paid to KPMG LLP related to office locations that were previously abandoned in connection with the Company’s office space reduction effort. Accordingly, the Company has reserved for this amount as part of its lease and facilities restructuring charges recorded during the three and six months ended June 30, 2005 and 2004. The Company classified the remaining $7,696 paid to KPMG LLP as a prepaid service cost, which the Company plans to amortize over the remaining term of its respective sublease agreements with KPMG LLP. As of June 30, 2005, the remaining amount to be expensed was $7,076.
Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to the Company in January 2000; indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2005.
     Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of June 30, 2005, the Company had approximately $143,813 of outstanding surety bonds and $81,342 of outstanding letters of credit for which the Company may be required to make future payment.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 11. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and post-retirement medical cost for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Components of net periodic pension cost:
Service cost	$1,591	$1,429	$3,182	$2,859
Interest cost	1,042	1,050	2,084	2,101
Expected return on plan assets	(293)	(258)	(586)	(516)
Amortization of loss	4	3	8	6
Amortization of prior service cost	194	192	388	384
Curtailment	(208)	—	(416)	—
Settlement	(58)	—	(116)	—

Net periodic pension cost	$2,272	$2,416	$4,544	$4,834

Components of net periodic postretirement medical cost:
Service cost	$314	$259	$628	$518
Interest cost	143	103	286	205
Amortization of losses	18	—	36	—
Amortization of prior service cost	120	117	240	234

Net periodic postretirement medical cost	$595	$479	$1,190	$957

Note 12. Income Taxes
     For the three and six months ended June 30, 2005, the Company recognized losses before taxes of $45 and $150,890, respectively, and provided for income taxes of $4,841 and $86,554, respectively, resulting in an effective tax rate of (10,757.8%) and (57.4%), respectively. For the three months ended June 30, 2005, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, the mix of income attributable to foreign versus domestic jurisdictions, non-deductible meals and entertainment, changes in income tax reserves, other items, and state and local taxes. For the six months ended June 30, 2005, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, non-deductible meals and entertainment and other items.
     For the three months ended June 30, 2004, the Company earned income before taxes of $10,266 and provided for income taxes of $32,684, resulting in an effective tax rate of 318.4%. For the six months ended June 30, 2004, the Company realized a loss before taxes of $4,842 and provided for income taxes of $34,586, resulting in an effective tax rate of (714.3%). The effective tax rate varied from the U.S. Federal statutory tax rate for the three and six months ended June 30, 2004, primarily as a result of the impact of foreign recapitalization, the mix of income attributable to foreign versus domestic tax jurisdictions, changes in income tax reserves, non-deductible meals and entertainment, and state and local taxes.
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
Three and Six Months Ended June 30, 2005 Highlights
     During the three months ended June 30, 2005, we continued to face many of the challenges that negatively affected our performance in the three months ended June 30, 2004. While our core business delivered results generally consistent with the three months ended June 30, 2004 and we achieved success in addressing some challenges, much remains to be done, particularly with respect to the process, training and system issues related to financial accounting for our North American operations and the remediation of material weaknesses in our internal controls.
•	New contract bookings for the three months ended June 30, 2005 were $963.1 million, compared to new contract bookings of $864.9 million for the three months ended June 30, 2004. New contract bookings for the six months ended June 30, 2005 were $1,657.3 million, compared to new contract bookings of $1,571.0 million for the six months ended June 30, 2004. New contract bookings for the three months ended June 30, 2005 increased in all three industry groups in North America, driven primarily by strong bookings in our Commercial Services industry group, which offset decreased bookings in the Asia Pacific and Latin America regions. For the six months ended June 30,

2005, new contract bookings increased in all three industry groups in North America, driven primarily by strong bookings in Financial Services and Commercial Services, which offset decreased bookings in the EMEA, Asia Pacific and Latin America regions.

•	Our revenue for the three months ended June 30, 2005 was $895.2 million, representing an increase of $19.9 million, or 2.3%, over the three months ended June 30, 2004 revenue of $875.4 million. Our revenue for the six months ended June 30, 2005 was $1,766.6 million, representing an increase of $2.6 million, or 0.1%, over the six months ended June 30, 2004 revenue of $1,764.0 million.

•	Our gross profit for the three months ended June 30, 2005 was $177.3 million compared with $185.5 million for the three months ended June 30, 2004. Gross profit as a percentage of revenue decreased to 19.8% during the three months ended June 30, 2005 from 21.2% during the three months ended June 30, 2004. Our gross profit for the six months ended June 30, 2005 was $202.3 million compared with $328.3 million for the six months ended June 30, 2004. Gross profit as a percentage of revenue decreased to 11.4% during the three months ended June 30, 2005 from 18.6% during the six months ended June 30, 2004. This decrease was primarily attributable to a $113.3 million loss recognized on the HT Contract, which is described below.

•	We have a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which we were engaged to design, build and operate various information technology systems for the client. We incurred losses of $113.3 million under this contract in the first quarter of 2005. The HT Contract has experienced delays in its build and deployment phases and contractual milestones have been missed. The client has alleged that we are responsible under the HT Contract to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. We believe the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted our ability to perform, thereby causing us to incur significant damages. We also believe the terms of the HT Contract limit the client’s ability to recover certain of their claimed damages. We are negotiating with the client to resolve these issues, apportion financial responsibility for these costs and alleged damages, and transition remaining work under the HT Contract to others, as requested by the client. During these negotiations, we are maintaining all of our options, including disputing the client’s claims and asserting our own claims in litigation. At this time we cannot predict the likelihood that we will be able to resolve this dispute or the outcome of any litigation that might ensue if we are unable to resolve the dispute. Even if resolved, we could incur substantial additional losses under the HT Contract or agree to pay additional amounts to facilitate termination of the HT Contract. The incurrence of additional losses or the payment of additional amounts to the client could materially and adversely affect our profitability, results of operations or cash flow over the near term.

•	For the three and six months ended June 30, 2005, all of the material weaknesses in our internal control over financial reporting cited for fiscal 2004 remain. For information on the developments and progress made in fiscal 2005, please see Item 4, “Controls and Procedures – Remediation of Material Weaknesses in Internal Control over Financial Reporting.”

•	During the three months ended June 30, 2005, we realized a net loss of $4.9 million, or a loss of $0.02 per share, compared to a net loss of $22.4 million, or a loss of $0.11 per share, during the three months ended June 30, 2004. During the six months ended June 30, 2005, we realized a net loss of $237.4, or a loss of $1.18 per share, compared to a net loss of $39.4, or a loss of $0.20 per share, during the six months ended June 30, 2004. Included in our results for the six months ended June 30, 2005 were $113.3 million of operating losses related to the HT Contract, a $57.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $19.6 million of lease and facilities restructuring charges.

•	Utilization for the three months ended June 30, 2005 was 69.8%, an increase of 50 basis points from the three months ended June 30, 2004. Utilization for the six months ended June 30, 2005 was 70.0% an increase of 200 basis points from the six months ended June 30, 2004.

•	At June 30, 2005, our DSOs stood at 111 days, representing a decrease of 8 days, or 7%, from our DSOs at June 30, 2004. Given our ongoing systems issues related to financial accounting for our North American operations, we are currently unable to calculate DSOs for dates later than December 31, 2005. We continue to focus on this metric during 2006 as we believe we are at a level that is higher than the industry average, resulting in a suboptimal use of our cash.

•	Free cash flow for the six months ended June 30, 2005 was ($117.0) million. Net cash used in operating activities during the six months ended June 30, 2005 was ($98.6) million. Purchases of property and equipment during the six months ended June 30, 2005 were ($18.4) million. When this amount is subtracted from net cash used in operating activities, the result is ($117.0) million, which is free cash flow. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non GAAP financial measure. The most directly comparable financial measure calculated in accordance with GAAP is net cash provided by (used in) operating activities.

•	On March 25, 2005, the Compensation Committee of our Board of Directors approved the issuance of up to an aggregate of $165 million in restricted stock units (“RSUs”) under our Long-Term Incentive Plan (the “LTIP”) to our current managing directors and a limited number of key employees (the “Retention RSUs”), and delegated to our officers the authority to grant these awards. During the three and six months ended June 30, 2005, we recorded non-cash stock compensation expense of $1.5 million and $1.5 million, respectively, related to the vesting of Retention RSUs, which significantly impacted both our gross profit and operating income.

•	During fiscal 2005, we completed a number of private securities offerings in an effort to improve our overall liquidity. We issued an additional $25.0 million aggregate principal amount of our Series A Debentures and $25.0 million aggregate principal amount of our Series B Debentures. We also issued an aggregate principal amount of $200.0 million of our April 2005 Senior Debentures and an aggregate principal amount of $40.0 million of our July 2005 Senior Debentures. In total, we received approximately $280.3 million in net proceeds from all of these offerings. For additional information regarding our debt restructuring, see “—Liquidity and Capital Resources” and Note 3, “Notes Payable,” of the Notes to Consolidated Condensed Financial Statements.
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

Three Months ended June 30, 2005 Compared to Three Months ended June 30, 2004
     Revenue. Our revenue for the three months ended June 30, 2005 was $895.2 million, an increase of $19.9 million, or 2.3%, over revenue of $875.4 million for the three months ended June 30, 2004. The following tables present certain revenue information and performance metrics for each of our reportable segments for the three months ended June 30, 2005 and 2004. Amounts are in thousands, except percentages.

	Three Months Ended
	June 30,
	2005	2004	$ Change	% Change
Revenue
Public Services	$346,337	$356,403	$(10,066)	(2.8%)
Commercial Services	177,177	171,310	5,867	3.4%
Financial Services	87,818	75,172	12,646	16.8%
EMEA	181,031	163,047	17,984	11.0%
Asia Pacific	80,264	84,765	(4,501)	(5.3%)
Latin America	22,145	20,701	1,444	7.0%
Corporate/Other	473	3,989	(3,516)	n/m

Total	$895,245	$875,387	$19,858	2.3%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	(2.8%)	(2.8%)
Commercial Services	0.0%	3.4%	3.4%
Financial Services	0.0%	16.8%	16.8%
EMEA	4.8%	6.2%	11.0%
Asia Pacific	4.3%	(9.6%)	(5.3%)
Latin America	15.3%	(8.3%)	7.0%
Corporate/Other	n/m	n/m	n/m
Total	1.7%	0.6%	2.3%

n/m = not meaningful
•	Public Services revenue decreased during the three months ended June 30, 2005, primarily attributable to an expected reduction of $20.2 million in revenue derived from our subcontractors and resales of procured materials (which we must bill our clients, thereby increasing our revenue), which more than offset increases in headcount and chargeable hours resulting from our expanding use of employees at lower average bill rates.

•	Commercial Services revenue increased during the three months ended June 30, 2005, primarily driven by revenue growth in the Transportation sector.

•	Financial Services revenue increased during the three months ended June 30, 2005, primarily due to especially strong revenue growth in the Global Market sector. Revenue growth was principally due to an increase in demand for our services. Our average billing rates improved slightly quarter-over-quarter, as our ability to obtain higher rates per hour on certain of our market offerings offset the increasing use of lower-priced offshore personnel as a component of our overall pricing model.

•	EMEA revenue increased during the three months ended June 30, 2005, primarily due to combined revenue growth in France and the United Kingdom of $17.6 million, partially offset by revenue decline in Germany. Our business in France experienced a significant shift into systems integration work, while revenue growth in the United Kingdom was driven by our continued expansion in that region. Revenue for Germany declined as a result of utilization decreasing slightly as a result of continued deterioration of market conditions which, consequently, led us to lower billable headcount.

•	Asia Pacific revenue decreased during the three months ended June 30, 2005, driven primarily by the planned elimination of subcontractor usage in the region, which more than offset improved billing rates achieved across the region in the three months ended June 30, 2005 due to significantly lower revenue write-offs during the year.

•	Latin America revenue increased during the three months ended June 30, 2005, primarily as a function of the weakening of the U.S. dollar against local currencies in Latin America (particularly the Brazilian Real). The combined impact of these foreign currency fluctuations and modest revenue growth in Brazil offset significant declines in revenue in most other countries in which we operate in the region.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the three months ended June 30, 2005, our revenue increased $19.9 million and total costs of service increased $28.0 million when compared to the three months ended June 30, 2004, resulting in a decrease in gross profit of $8.2 million, or 4.4%. Gross profit as a percentage of revenue decreased to 19.8% for the three months ended June 30, 2005 from 21.2% for the three months ended June 30, 2004. The change in gross profit for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 45.4% for the three months ended June 30, 2005, compared to 42.5% for the three months ended June 30, 2004. We experienced a net increase in professional compensation expense of $34.6 million, or 9.3%, to $406.3 million for the three months ended June 30, 2005 from $371.7 million for the three months ended June 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to overall market demand for our services. Additionally, $3.1 million of this amount was related to the vesting of Retention RSUs.

•	Other direct contract expenses decreased as a percentage of revenue to 27.6% for the three months ended June 30, 2005 compared to 29.1% for the three months ended June 30, 2004. We experienced a net decrease in other direct contract expenses of $7.6 million, or 3.0%, to $247.1 million for the three months ended June 30, 2005 from $254.7 million for the three months ended June 30, 2004. The change was driven primarily by reduced subcontractor expenses as a result of the increased use of internal resources.

•	Other costs of service as a percentage of revenue increased to 7.2% for the three months ended June 30, 2005 from 6.3% for the three months ended June 30, 2004. We experienced a net increase in other costs of service of $9.4 million, or 17.0%, to $64.5 million for the three months ended June 30, 2005 from $55.1 million for the three months ended June 30, 2004. The change was driven primarily by an increase in additional outside services and recruiting charges.

•	During the three months ended June 30, 2004 we recorded, within the Corporate/Other operating segment, a charge of $8.4 million for lease and facilities restructuring costs. These costs for the three months ended June 30, 2004 related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the three months ended June 30, 2005 and 2004. Amounts are in thousands, except percentages.

	Three Months Ended
	June 30,
	2005	2004	$ Change	% Change
Gross Profit
Public Services	$79,816	$100,616	$(20,800)	(20.7%)
Commercial Services	34,764	38,816	(4,052)	(10.4%)
Financial Services	27,097	25,016	2,081	8.3%
EMEA	34,585	31,255	3,330	10.7%
Asia Pacific	15,721	12,295	3,426	27.9%
Latin America	4,508	4,904	(396)	(8.1%)
Corporate/Other	(19,188)	(27,442)	8,254	n/m

Total	$177,303	$185,460	$(8,157)	(4.4%)

	Three Months Ended
	June 30,
	2005	2004
Gross Profit as a % of revenue
Public Services	23.0%	28.2%
Commercial Services	19.6%	22.7%
Financial Services	30.9%	33.3%
EMEA	19.1%	19.2%
Asia Pacific	19.6%	14.5%
Latin America	20.4%	23.7%
Corporate/Other	n/m	n/m
Total	19.8%	21.2%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit decreased in the three months ended June 30, 2005, in large measure due to a $20.7 million increase in compensation expense (including non-cash compensation expense of $0.6 million relating to the vesting of Retention RSUs) and a $10.1 million reduction in gross revenue, which on a combined basis, more than offset a $10.5 million reduction in other direct contract expenses.

•	Commercial Services gross profit decreased in the three months ended June 30, 2005, as higher gross revenue was eroded by increases in compensation expense, including non-cash compensation expense related to the vesting of Retention RSUs of $0.5 million.

•	Financial Services gross profit increased in the three months ended June 30, 2005, as higher revenue in the Global Market sector more than offset significant incremental increases in compensation expense related to a substantial increase in headcount.

•	EMEA gross profit increased in the three months ended June 30, 2005, as increases in revenue more than offset incremental increases in compensation expense due to an increase in headcount in France and the United Kingdom and non-cash compensation expense of $1.2 million related to the vesting of the Retention RSUs.

•	Asia Pacific gross profit increased in the three months ended June 30, 2005 despite a decrease in revenue, due in large measure to significant demonstrated improvements in cost management and realization of contract revenue.

•	Latin America gross profit decreased in the three months ended June 30, 2005, as increases in compensation expense attributable to salaries/fringe benefits and non-cash compensation expense related to Retention RSUs offset modest revenue growth in the region.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the three months ended June 30, 2005 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $0.4 million to $0.6 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.5 million, or 2.1%, to $164.4 million for the three months ended June 30, 2005 from $167.9 million for the three months ended June 30, 2004. Selling, general and administrative expenses as a percentage of gross revenue decreased to 18.4% in the three months ended June 30, 2005 from 19.2% for the three months ended June 30, 2004. The decrease was primarily due to the termination of services provided under our transition services agreement with KPMG LLP.
     Interest Income. Interest income was $1.7 million and $0.1 million in the three months ended June 30, 2005 and 2004, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money-markets during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
     Interest Expense. Interest expense was $8.8 million and $4.0 million in the three months ended June 30, 2005 and 2004, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.
     Other Expense, net. Other expense, net was $5.3 million and $2.4 million in the three months ended June 30, 2005 and 2004, respectively. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax expense of $4.8 million for the three months ended June 30, 2005 and an income tax expense of $32.7 million for the three months ended June 30, 2004. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of (10,757.8)% and 318.4% for the three months ended June 30, 2005 and 2004, is primarily as a result of a change in valuation allowance, the mix of income attributable to foreign versus domestic tax jurisdictions, non-deductible meals and entertainment, changes in income tax reserves, other items and state and local income taxes.
     Net Income (Loss). For the three months ended June 30, 2005, we incurred a net loss of $4.9 million, or a loss of $0.02 per share. For the three months ended June 30, 2004, we incurred a net loss of $22.4 million, or a loss of $0.11 per share. Included in our results for the three months ended June 30, 2004 is $8.4 million of lease and facilities restructuring charges.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004
     Revenue. Our revenue for the six months ended June 30, 2005 was $1,766.6 million, an increase of $2.6 million, or 0.1%, over revenue of $1,764.0 million for the six months ended June 30, 2004. The following tables present certain revenue information and performance metrics for each of our reportable segments for the six months ended June 30, 2005 and 2004. Amounts are in thousands, except percentages.

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Revenue
Public Services	$678,438	$735,290	$(56,852)	(7.7%)
Commercial Services	349,964	349,077	887	0.3%
Financial Services	178,517	142,604	35,913	25.2%
EMEA	352,571	316,981	35,590	11.2%
Asia Pacific	163,975	172,320	(8,345)	(4.8%)
Latin America	42,178	41,516	662	1.6%
Corporate/Other	935	6,202	(5,267)	n/m

Total	$1,766,578	$1,763,990	$2,588	0.1%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	(7.7%)	(7.7%)
Commercial Services	0.0%	0.3%	0.3%
Financial Services	0.0%	25.2%	25.2%
EMEA	5.1%	6.1%	11.2%
Asia Pacific	3.6%	(8.4%)	(4.8%)
Latin America	10.2%	(8.6%)	1.6%
Corporate/Other	n/m	n/m	n/m

Total	1.5%	(1.4%)	0.1%

n/m = not meaningful
•	Public Services revenue decreased during the six months ended June 30, 2005, primarily attributable to our expanding use of employees at lower average bill rates (despite overall headcount and engagement hours increasing) and an expected reduction of $28.6 million in revenue derived from our subcontractors and resales of procured materials (which we must bill our clients, thereby increasing our revenue).

•	Commercial Services revenue increased slightly during the six months ended June 30, 2005, primarily driven by revenue growth in the Transportation sector, which was partially offset by revenue declines in the Communications & Content and Energy sectors.

•	Financial Services revenue increased during the six months ended June 30, 2005, primarily due to revenue growth in all sectors, with especially strong growth in the Insurance and Global Market sectors. Revenue growth was principally due to an increase in demand for our services. Our average billing rates declined period-over-period, as we increased our use of lower-priced offshore personnel as a component of our overall pricing model.

•	EMEA revenue increased during the six months ended June 30, 2005, primarily due to combined revenue growth in France and the United Kingdom of $29.9 million. Our business in France experienced a significant shift into systems integration work, while revenue growth in the United Kingdom was driven by our continued expansion in that region.

•	Asia Pacific revenue decreased during the six months ended June 30, 2005, driven primarily by the planned elimination of subcontractor usage in the region, which more than offset the improved billing rates achieved across the region in the six months ended June 30, 2005 due to significantly lower revenue write-offs during the year.

•	Latin America revenue increased during the six months ended June 30, 2005, primarily as a function of the weakening of the U.S. dollar against local currencies in Latin America (particularly the Brazilian Real). The combined impact of these foreign currency fluctuations and modest revenue growth in Brazil offset significant declines in revenue in most other countries in which we operate in the region.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the six months ended June 30, 2005, our revenue increased $2.6 million and total costs of service increased $128.6 million when compared to the six months ended June 30, 2004, resulting in a decrease in gross profit of $126.1 million, or 38.4%. Gross profit as a percentage of revenue decreased to 11.4% for the six months ended June 30, 2005 from 18.6% for the six months ended June 30, 2004. The change in gross profit for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 50.0% for the six months ended June 30, 2005, compared to 42.5% for the six months ended June 30, 2004. We experienced a net increase in professional compensation expense of $132.7 million, or 17.7%, to $882.9 million for the six months ended June 30, 2005 from $750.2 million for the six months ended June 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to overall market demand for our services and additional compensation cost related to the loss accrual for the HT Contract. Additionally, $4.9 million of this amount was related to the vesting of Retention RSUs.

•	Other direct contract expenses decreased as a percentage of revenue to 30.1% for the six months ended June 30, 2005 compared to 31.1% for the six months ended June 30, 2004. We experienced a net decrease in other direct contract expenses of $18.0 million, or 3.3%, to $531.0 million for the six months ended June 30, 2005 from $549.0 million for the six months ended June 30, 2004. The change was driven primarily by reduced subcontractor expenses as a result of the increased use of internal resources, partially offsetting additional subcontractor expense accruals for the HT Contract.

•	Other costs of service as a percentage of revenue increased to 7.4% for the six months ended June 30, 2005 from 7.1% for the six months ended June 30, 2004. We experienced a net increase in other costs of service of $6.0 million, or 4.8%, to $130.8 million for the six months ended June 30, 2005 from $124.8 million for the six months ended June 30, 2004. The change was driven primarily by an increase in additional outside services and recruiting charges.

•	During the six months ended June 30, 2005 we recorded, within the Corporate/Other operating segment, a charge of $19.6 million for lease and facilities restructuring costs, compared to an $11.7 million charge for lease and facilities restructuring costs during the six months ended June 30, 2004. These costs for the six months ended June 30, 2005 related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the six months ended June 30, 2005 and 2004. Amounts are in thousands, except percentages.

	Six Months Ended
	June 30,
	2005	2004	$ Change	% Change
Gross Profit
Public Services	$157,514	$197,586	$(40,072)	(20.3%)
Commercial Services	(44,531)	73,092	(117,623)	(160.9%)
Financial Services	53,186	39,931	13,255	33.2%
EMEA	62,387	46,698	15,689	33.6%
Asia Pacific	31,821	27,241	4,580	16.8%
Latin America	9,205	8,229	976	11.9%
Corporate/Other	(67,329)	(64,463)	(2,866)	n/m

Total	$202,253	$328,314	$(126,061)	(38.4%)

	Six Months Ended
	June 30,
	2005	2004
Gross Profit as a % of revenue
Public Services	23.2%	26.9%
Commercial Services	(12.7%)	20.9%
Financial Services	29.8%	28.0%
EMEA	17.7%	14.7%
Asia Pacific	19.4%	15.8%
Latin America	21.8%	19.8%
Corporate/Other	n/m	n/m
Total	11.4%	18.6%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit decreased in the six months ended June 30, 2005, in large measure due to a $42.1 million increase in compensation expense (including non-cash compensation expense of $0.6 million relating to the vesting of Retention RSUs) and the previously described $56.9 million reduction in gross revenue, which on a combined basis, more than offset significant reductions of $60.0 million in other direct contract expenses.

•	Commercial Services gross profit decreased in the six months ended June 30, 2005, as slightly higher gross revenue was eroded by significant cost overruns and loss accruals, most notably $113.3 million on the previously described HT Contract. These cost overruns drove the increase in compensation expense along with increases in subcontractor expense accruals and hardware and software purchases that collectively increased our other direct contract expenses by $49.0 million, which are substantially not recoverable. Additionally, compensation expense increased due to non-cash compensation expense relating to the vesting of Retention RSUs of $0.7 million, also contributed to the decrease in gross profit.

•	Financial Services gross profit increased in the six months ended June 30, 2005, as higher revenue across all sectors more than offset significant incremental increases in compensation expense related to a substantial increase in headcount.

•	EMEA gross profit increased in the six months ended June 30, 2005, as increases in revenue more than offset incremental increases in compensation expense due to a substantial increase in headcount in both France and the United Kingdom and non-cash compensation expense relating to vesting of Retention RSUs.

•	Asia Pacific gross profit increased in the six months ended June 30, 2005 despite a decrease in revenue, due in large measure to significant demonstrated improvements in cost management and realization of contract revenue.

•	Latin America gross profit increased in the six months ended June 30, 2005, as cost of services slightly declined with the modest revenue growth in the region.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the six months ended June 30, 2005 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $1.0 million to $1.1 million for the six months ended June 30, 2005 from $2.1 million for the six months ended June 30, 2004.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $9.3 million, or 2.9%, to $327.8 million for the six months ended June 30, 2005 from $318.5 million for the six months ended June 30, 2004. Selling, general and administrative expenses as a percentage of gross revenue increased to 18.6% in the six months ended June 30, 2005 from 18.1% for the six months ended June 30, 2004. The increase was primarily due to significant costs for contracted labor and other costs directly related to the financial statement closing process incurred in fiscal 2005.
     Interest Income. Interest income was $3.0 million and $0.3 million in the six months ended June 30, 2005 and 2004, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money-markets during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
     Interest Expense. Interest expense was $16.9 million and $8.4 million in the six months ended June 30, 2005 and 2004, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
     Other Expense, net. Other expense, net was $10.4 million and $4.4 million in the six months ended June 30, 2005 and 2004, respectively. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax expense of $86.5 million for the six months ended June 30, 2005 and income tax expense of $34.6 million for the six months ended June 30, 2004. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of (57.4)% and (714.3)% for the six months ended June 30, 2005 and 2004, respectively, were: a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic tax jurisdictions, state and local income taxes, non-deductible meals and entertainment, and other items.
     Net Income (Loss). For the six months ended June 30, 2005, we incurred a net loss of $237.4 million, or a loss of $1.18 per share. Included in our results for the six months ended June 30, 2005 were $113.3 million in operating losses related to the HT Contract, a $57.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $19.6 million of lease and facilities restructuring charges. For the six months ended June 30, 2004, we incurred a net loss of $39.4 million, or a loss of $0.20 per share. Included in our results for the six months ended June 30, 2004 is $11.7 million of lease and facilities restructuring charges.
Liquidity and Capital Resources
     The following table presents the cash flow statements for the six months ended June 30, 2005 and 2004 (amounts are in thousands):

	Six Months Ended
	June 30,
			2005 to 2004
	2005	2004	Change
Net cash provided by (used in):
Operating activities	$(98,592)	$23,950	$(122,542)
Investing activities	(111,249)	(37,133)	(74,116)
Financing activities	251,906	28,928	222,978
Effect of exchange rate changes on cash and cash equivalents	(8,513)	(2,105)	(6,408)

Net increase in cash and cash equivalents	$33,552	$13,640	$19,912

     Operating Activities. Net cash used in operating activities during the six months ended June 30, 2005 increased $122.5 million over the six months ended June 30, 2004. This increase was due to a net loss of $237.4 million, adjusted by stock-based compensation expense of $5.1 million during the six months ended June 30, 2005 as compared to a net loss of $39.4 million, adjusted by stock-based compensation expense of $5.0 million during the six months ended June 30, 2004. These items were partially offset by $77.0 million in cash generated from accounts receivable and unbilled revenue, primarily due to a decrease in our DSOs to 111 days at June 30, 2005 from 119 days at June 30, 2004, largely due to more aggressive collections efforts, and $24.9 million in income tax refunds received during second quarter of 2005.
     Investing Activities. Net cash used in investing activities during the six months ended June 30, 2005 increased $74.1 million over the six months ended June 30, 2004. This increase was due to an increase in restricted cash of $92.8 million for cash collateral posted in support of bank guarantees for letters of credit and surety bonds, which was partially offset by a decrease in capital expenditures of $18.7 million. Capital expenditures were $18.4 million and $37.1 million in the first half of 2005 and 2004, respectively. The decline in capital expenditures was due primarily to higher hardware and software costs incurred during fiscal 2004 for the implementation of our North America financial accounting systems.
     Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2005 was $251.9 million, resulting primarily from the proceeds on the issuance of debentures with an aggregate principal amount of $250.0 million.
     In addition, issuances of common stock from our ESPP and stock option exercises generated $14.9 million and $13.4 million in cash during the six months ended June 30, 2005 and 2004, respectively. Because we are not current in our SEC filings, we are unable to issue freely tradable shares of our common stock. Consequently, we were unable to make any public offerings of our common stock in 2005 and have not issued shares under the LTIP or the ESPP since early 2005. These sources of financing will remain unavailable to us until we are again current in our SEC filings. If we are unable to become current in our SEC filings by April 30, 2007, we may also experience increased withdrawals by our employees of their accumulated contributions to our ESPP. For more information, see Item 1A, “Risk Factors,” of the Company’s 2005 Form 10-K, included as Exhibit 99.2 filed with this Quarterly Report.
     For additional information on our liquidity and capital resources, see to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” included in our 2005 Form 10-K.
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
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2005, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the Company’s 2005 Form 10-K. During the six months ended June 30, 2005, there have been no material changes in our market risk exposure.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as

amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in Form 10K for the year ended December 31, 2005, management concluded that, as of December 31, 2005 and June 30, 2005, the Company’s disclosure controls and procedures were not effective.
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
     These and other procedures resulted in the identification of accounting and audit adjustments related to our consolidated financial statements for the year ended December 31, 2005 and our consolidated condensed financial statements for the three and six months ended June 30, 2005.
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
Issuer Purchases of Equity Securities
     We did not repurchase any of our common stock during the second quarter of fiscal 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the second quarter of fiscal 2005.
ITEM 5. OTHER INFORMATION
     a) None.
     b) None.
ITEM 6. EXHIBITS
a)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amendment No. 2 to Amended and Restated 401(k) Plan dated June 24, 2005, which is incorporated by reference to Exhibit 10.24 from the Company’s Form 10-K for the year ended December 31, 2004.

10.2	Amendment No. 1 to Security Agreement, dated as of April 26, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, which is incorporated by reference to Exhibit 10.49 from the Company’s Form 10-K for the year ended December 31, 2004.

10.3	Amendment No. 1 to Guaranty Agreement, dated as of April 26, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, which is incorporated by reference to Exhibit 10.51 from the Company’s Form 10-K for the year ended December 31, 2004.

10.4	Letter of Credit Cash Collateral Agreement, dated as of April 26, 2005, by and among BearingPoint, Inc., the Administrative Agent and each of Bank of America, N.A. and JPMorgan Chase Bank, N.A., which is incorporated by reference to Exhibit 10.52 from the Company’s Form 10-K for the year ended December 31, 2004.

10.5	Form of 5.00% Convertible Senior Subordinated Debentures due 2025, which is incorporated by reference to Exhibit 10.71 from the Company’s Form 10-K for the year ended December 31, 2004.

10.6	Form of Securities Purchase Agreement, dated April 21, 2005, among the Company and the purchasers named therein, which is incorporated by reference to Exhibit 10.72 from the Company’s Form 10-K for the year ended December 31, 2004.

10.7	Indenture, dated as of April 27, 2005, by and between the Company and the Bank of New York, as trustee, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed on March 10, 2006.

10.8	Registration Rights Agreement, dated April 27, 2005, between the Company and the placement agents, which is incorporated by reference to Exhibit 10.74 from the Company’s Form 10-K for the year ended December 31, 2004.

10.9	Independent Contractor Letter Agreement, dated May 24, 2005 between the Company and Joseph Corbett, which is incorporated by reference to Exhibit 10.85 from the Company’s Form 10-K for the year ended December 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

Exhibit No.	Description

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

99.1	“Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.2	“Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.3	“Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Securities Not Registered under the Securities Act” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.

DATE: January 17, 2007	By:	/s/ Judy A. Ethell
Judy A. Ethell
Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amendment No. 2 to Amended and Restated 401(k) Plan dated June 24, 2005, which is incorporated by reference to Exhibit 10.24 from the Company’s Form 10-K for the year ended December 31, 2004.

10.2	Amendment No. 1 to Security Agreement, dated as of April 26, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, which is incorporated by reference to Exhibit 10.49 from the Company’s Form 10-K for the year ended December 31, 2004.

10.3	Amendment No. 1 to Guaranty Agreement, dated as of April 26, 2005, among the Company, the Guarantors and Bank of America, N.A., as Administrative Agent, which is incorporated by reference to Exhibit 10.51 from the Company’s Form 10-K for the year ended December 31, 2004.

10.4	Letter of Credit Cash Collateral Agreement, dated as of April 26, 2005, by and among BearingPoint, Inc., the Administrative Agent and each of Bank of America, N.A. and JPMorgan Chase Bank, N.A., which is incorporated by reference to Exhibit 10.52 from the Company’s Form 10-K for the year ended December 31, 2004.

10.5	Form of 5.00% Convertible Senior Subordinated Debentures due 2025, which is incorporated by reference to Exhibit 10.71 from the Company’s Form 10-K for the year ended December 31, 2004.

10.6	Form of Securities Purchase Agreement, dated April 21, 2005, among the Company and the purchasers named therein, which is incorporated by reference to Exhibit 10.72 from the Company’s Form 10-K for the year ended December 31, 2004.

10.7	Indenture, dated as of April 27, 2005, by and between the Company and the Bank of New York, as trustee, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed on March 10, 2006.

10.8	Registration Rights Agreement, dated April 27, 2005, between the Company and the placement agents, which is incorporated by reference to Exhibit 10.74 from the Company’s Form 10-K for the year ended December 31, 2004.

10.9	Independent Contractor Letter Agreement, dated May 24, 2005 between the Company and Joseph Corbett, which is incorporated by reference to Exhibit 10.85 from the Company’s Form 10-K for the year ended December 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

99.1	“Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.2	“Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.3	“Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Securities Not Registered under the Securities Act” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.