Form 10-Q
period 2005-09-30
BEARINGPOINT INC
filed 2007-01-17
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
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

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
EXPLANATORY NOTE
     As a result of significant delays in completing our Consolidated Financial Statements for the year ended December 31, 2004 (“fiscal 2004”), we were unable to timely file with the Securities and Exchange Commission (the “SEC”) this quarterly report on Form 10-Q for the quarter ended September 30, 2005 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. In addition, we were unable to timely file with the SEC our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. We filed our Annual Report on Form 10-K for fiscal 2004 on January 31, 2006 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“fiscal 2005”) on November 22, 2006.
     Due to the delay of the filing of this Quarterly Report on Form 10-Q and the significant changes to our business in the interim, certain information presented herein relates to events that occurred subsequent to September 30, 2005. For additional information regarding the Company, our business, operations, risks and results, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on November 22, 2006, and Current Reports on Form 8-K and other documents filed with SEC subsequent to November 22, 2006.
     Contemporaneous with the filing with the SEC of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, we are filing our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.
 i

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
 ii

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$831,401	$823,691	$2,597,979	$2,587,681

Costs of service:
Professional compensation	412,261	385,308	1,295,179	1,135,494
Other direct contract expenses	215,511	209,609	746,492	758,588
Lease and facilities restructuring charge	882	—	20,487	11,699
Other costs of service	66,686	60,103	197,507	184,915

Total costs of service	695,340	655,020	2,259,665	2,090,696

Gross profit	136,061	168,671	338,314	496,985
Amortization of purchased intangible assets	567	793	1,699	2,891
Selling, general and administrative expenses	200,379	144,808	528,180	463,298

Operating income (loss)	(64,885)	23,070	(191,565)	30,796
Interest income	2,759	399	5,792	691
Interest expense	(8,119)	(5,115)	(25,009)	(13,557)
Other expense, net	(1,193)	(193)	(11,546)	(4,611)

Income (loss) before taxes	(71,438)	18,161	(222,328)	13,319
Income tax expense (benefit)	(1,014)	13,694	85,540	48,280

Net income (loss)	$(70,424)	$4,467	$(307,868)	$(34,961)

Earnings (loss) per share — basic and diluted	$(0.35)	$0.02	$(1.53)	$(0.18)

Weighted average shares — basic	201,237,326	197,789,096	200,945,176	196,376,059

Weighted average shares — diluted	201,237,326	198,243,384	200,945,176	196,376,059

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$361,853	$244,810
Restricted cash	40,193	21,053
Accounts receivable, net of allowances of $7,808 at September 30, 2005 and $11,296 at December 31, 2004	398,498	400,285
Unbilled revenue	440,951	381,681
Income tax receivable	38,223	50,518
Deferred income taxes	20,355	59,566
Prepaid expenses	46,778	31,196
Other current assets	31,699	33,038

Total current assets	1,378,550	1,222,147
Property and equipment, net	178,924	203,403
Goodwill	602,138	656,877
Other intangible assets, net	2,111	3,810
Deferred income taxes, less current portion	13,766	20,522
Other assets	83,405	75,948

Total assets	$2,258,894	$2,182,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$15,085	$17,558
Accounts payable	274,432	306,325
Accrued payroll and employee benefits	278,508	269,876
Deferred revenue	129,067	107,308
Income tax payable	27,633	33,927
Current portion of accrued lease and facilities charge	12,099	22,956
Deferred income taxes	12,386	16,750
Other current liabilities	261,364	134,744

Total current liabilities	1,010,574	909,444

Notes payable, less current portion	667,564	405,668
Accrued employee benefits	81,862	84,631
Accrued lease and facilities charge, less current portion	34,314	27,386
Deferred income taxes, less current portion	24,937	6,810
Other liabilities	110,178	124,070

Total liabilities	1,929,429	1,558,009

Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 205,350,249 shares issued and 201,537,999 shares outstanding on September 30, 2005 and 203,132,716 shares issued and 199,320,466 shares outstanding on December 31, 2004	2,044	2,022
Additional paid-in capital	1,201,140	1,143,059
Accumulated deficit	(1,070,424)	(762,556)
Notes receivable from stockholders	(7,577)	(8,055)
Accumulated other comprehensive income	240,009	285,955
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ equity	329,465	624,698

Total liabilities and stockholders’ equity	$2,258,894	$2,182,707

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(307,868)	$(34,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	59,402	(1,657)
Provision for doubtful accounts	2,202	6,859
Stock-based compensation	25,203	7,872
Depreciation and amortization of property and equipment	52,457	57,002
Amortization of purchased intangible assets	1,699	2,891
Lease and facilities restructuring charge	20,487	11,699
Amortization of debt issuance costs	10,400	1,306
Other	9,335	1,406
Changes in assets and liabilities:
Accounts receivable	(13,535)	(14,707)
Unbilled revenue	(65,229)	(172,143)
Income tax receivable, prepaid expenses and other current assets	(2,565)	(14,682)
Other assets	(8,892)	(17,109)
Accrued payroll and employee benefits	14,620	20,874
Accounts payable and other current liabilities	107,311	116,341
Other liabilities	(15,230)	9,676

Net cash used in operating activities	(110,203)	(19,333)

Cash flows from investing activities:
Purchases of property and equipment	(32,373)	(60,436)
Increase in restricted cash	(19,140)	—

Net cash used in investing activities	(51,513)	(60,436)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,897	25,724
Proceeds from issuance of notes payable	282,153	857,840
Repayment of notes payable	(8,787)	(760,289)
Increase (decrease) in book overdrafts	5,083	(20,971)
Payments made in lieu of stock issuance	(4,929)	—
Payments on notes receivable from stockholders	—	86

Net cash provided by financing activities	288,417	102,390

Effect of exchange rate changes on cash and cash equivalents	(9,658)	(812)

Net increase in cash and cash equivalents	117,043	21,809
Cash and cash equivalents — beginning of period	244,810	122,475

Cash and cash equivalents — end of period	$361,853	$144,284

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation and Liquidity
     Basis of Presentation
     The accompanying unaudited interim Consolidated Condensed Financial Statements of BearingPoint, Inc. ( the “Company”) have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. These statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K and filed with the SEC on November 22, 2006 (the “2005 Form 10-K”). The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments, except as noted below) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year.
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
     During 2005, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company’s financial statements for the periods prior to 2005 or to 2005 taken as a whole, the Company corrected these errors in the first quarter of 2005. These adjustments included entries to correct errors in accounting for revenue, certain foreign tax withholdings, income taxes, and other miscellaneous items. Had these errors been recorded in the proper periods, the impact of the adjustments on the first quarter of 2005 and the nine months ended September 30, 2005 would have been an increase to revenue and gross profit of $726 and $4,927, respectively, and a decrease to net loss of $15,445.
     Liquidity
     The interim Consolidated Condensed Financial Statements of the Company are prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. The Company has recently experienced a number of factors that have negatively impacted its liquidity, including the following:
•	The Company has experienced significant recurring net losses. At September 30, 2005, the Company had an accumulated deficit of $1,070,424.

•	The Company’s business has not generated positive cash from operating activities in some recent periods during fiscal 2005 and 2004.

•	Due to the material weaknesses in its internal controls, the Company continues to experience significant delays in completing its consolidated financial statements and filing periodic reports with the SEC on a timely basis. Accordingly, the Company continues to devote substantial additional internal and external resources, and experience higher than expected fees for audit services.

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
     Pro forma information regarding net income (loss) and earnings (loss) per share is required assuming the Company had accounted for its stock-based awards issued to employees under the fair value recognition provisions of SFAS 123, whereby stock options and other awards are valued at the grant date using an option pricing model, and compensation is amortized as a charge to earnings over the awards’ vesting period. The weighted average fair value of stock options granted during the three months ended September 30, 2005 and 2004 were $3.94 and $4.89, respectively. The weighted average fair value of stock options granted during the nine months ended September 30, 2005 and 2004 were $4.57 and $5.38, respectively. The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Stock Price	Risk-Free		Expected
	Expected	Interest	Expected	Dividend
	Volatility	Rate	Life	Yield
Three months ended September 30, 2005	50.32%	4.07%	6	—
Three months ended September 30, 2004	62.39%	3.72%	6	—

Nine months ended September 30, 2005	51.08%	4.00%	6	—
Nine months ended September 30, 2004	64.32%	3.64%	6	—
     The fair value of the Company’s common stock purchased under the Employee Stock Purchase Plan, as amended (the “ESPP”), was estimated for the three and nine months ended September 30, 2005 and 2004 using the Black-Scholes option-pricing model and an expected volatility ranging between 30.4% and 70.0%, risk-free interest rates ranging from 1.03% to 3.29%, an expected life ranging from 6 to 24 months and an expected dividend yield of zero. The weighted average fair value of share purchase rights under the ESPP was $3.66 for the three months ended September 30, 2004. The weighted average fair value of share purchase rights under the ESPP was $3.21 and $3.43 for the nine months ended September 30, 2005 and 2004, respectively.
     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value method for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(70,424)	$4,467	$(307,868)	$(34,961)
Add back:
Total stock-based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	20,069	1,722	25,203	4,657

Deduct:
Total stock-based compensation expense recorded under fair value method for all stock awards, net of tax effects	(36,364)	(21,432)	(87,508)	(69,308)

Pro forma net loss	$(86,719)	$(15,243)	$(370,173)	$(99,612)

Earnings (loss) per share:
Basic and diluted — as reported	$(0.35)	$0.02	$(1.53)	$(0.18)

Basic and diluted — pro forma	$(0.43)	$(0.08)	$(1.84)	$(0.51)

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
     On March 25, 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to an aggregate of $165,000 in RSUs under the Long-Term Incentive Plan (the “LTIP”) to the Company’s current managing directors (MDs) and a limited number of key employees, and delegated to the Company’s officers the authority to grant these awards. Certain RSU awards under this authorization were made in three tranches of grants representing 30%, 30%, and 40% of the total RSU award for each employee. Additional awards were also made at various grant dates as determined by the Company’s Chief Executive Officer. During the three and nine months ended September 30, 2005, the Company granted RSU awards of 2,860,271 and 7,985,836, respectively, with grant date weighted average fair values of $7.74 and $7.58, respectively. Total compensation expense recorded as a result of these awards during the three and nine months ended September 30, 2005 was $19,868 and $21,359, respectively. As of September 30, 2005, the Company had 7,776,025 RSUs outstanding, net of forfeitures, with a grant date weighted average fair value of $7.58 and remaining deferred compensation of $37,357, which will be amortized in accordance with the respective employees’ vesting schedule, subject to the application of SFAS 123R in 2006.
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
     In connection with the acquisition of various Andersen Business Consulting practices, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and are issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remains employed by the Company. Compensation expense was recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $9 and $2,468 for the three months ended September 30, 2005 and 2004, respectively. Compensation expense was $3,491 and $6,731 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, 2,100,998 shares of common stock have been issued. During the third quarter of 2005, $4,929 was paid in cash in lieu of the third and final installment of the stock award in fulfillment of the Company’s obligations under this commitment, which was recorded as a reduction of additional paid in capital.
     The Company’s ESPP was adopted on October 12, 2000 and allows eligible employees to purchase shares of the Company’s common stock at a discount, through accumulated payroll deductions of 1% to 15% of their compensation, up to a maximum of $25. Under the ESPP, shares of the Company’s common stock are purchased at 85% of the lesser of the fair market value at the beginning of the 24-month offering period, or the fair market value at the end of each 6-month purchase period ending on July 31 and January 31, respectively. The ESPP became effective on February 8, 2001. In 2005, the Board of Directors also approved the removal of the 24-month look-back, resulting in straight 6-month offering periods, where the purchase price will be 15% off the closing price on the last day of the 6-month purchase period. Current participants are grandfathered (protected) from this change through January 31, 2007, provided they maintain continued enrollment. These Plan changes will be effective for all new enrollees beginning with the next open enrollment cycle. During the nine months ended September 30, 2005, the Company’s employees purchased an aggregate of 2,053,154 shares for an aggregate amount of $13,769.
     Because the Company is not current in its SEC filings, it is unable to issue freely tradable shares of its common stock. Consequently, the Company has not issued shares under the ESPP since January 2005 and significant features of many of the Company’s employee equity plans remain suspended. If the Company is unable to become current in its SEC filings by April 30, 2007, the purchase price discount the Company will be able to offer pursuant to applicable provisions of the U.S. Internal Revenue Code could be substantially reduced. If the purchase price of the Company’s common stock purchased under the ESPP changes to 85% of the fair market value of the common stock on the date of purchase, increases in the Company’s stock price above current levels could result in increased withdrawal rates to levels higher than those the Company has historically experienced. The Company currently does not anticipate becoming current in its SEC filings by

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
April 30, 2007. Employee contributions to the ESPP held by the Company were approximately $14,559 at September 30, 2005. These amounts are included in cash and cash equivalents and are repayable on demand.
Note 3. Notes Payable
     Notes payable consists of the following:

	September 30,	December 31,
	2005	2004
Current portion:
Yen-denominated term loan (January 31, 2003)	$2,907	$6,509
Yen-denominated term loan (June 30, 2003)	2,925	3,254
Yen-denominated line of credit	7,048	7,795
Other	2,205	—

Total current portion	15,085	17,558

Long-term portion:
Series A and Series B Convertible Debentures	450,000	400,000
April 2005 Convertible Debentures	200,000	—
July 2005 Convertible Debentures (net of discount of $22,728)	17,272	—
Yen-denominated term loan (January 31, 2003)	—	3,215
Yen-denominated term loan (June 30, 2003)	—	1,609
Other	292	844

Total long-term portion	667,564	405,668

Total notes payable	$682,649	$423,226

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
     The Subordinated Debentures are initially convertible, under certain circumstances, into shares of the Company’s common stock at a conversion rate of 95.2408 shares for each $1 principal amount of the Subordinated Debentures, subject to anti-dilution and adjustments but not to exceed 129.0 shares, equal to an initial conversion price of approximately $10.50 per share. Holders of the Subordinated Debentures may exercise the right to convert the Subordinated Debentures prior to their maturity only under certain circumstances, including when the Company’s stock price reaches a specified level for a specified period of time, upon notice of redemption, and upon specified corporate transactions. Upon conversion of the

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Subordinated Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Subordinated Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the Subordinated Debentures are convertible into shares of the acquiring or surviving company. The Company will also increase the conversion rate upon occurrence of certain transactions. As of September 30, 2005, none of the circumstances under which the Subordinated Debentures are convertible existed.
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     The accounting conversion value of the BCF calculated was $14,288 and the fair value allocated to the July 2005 Warrants was $8,073. The fair value allocated to the warrants and the accounting conversion value of the BCF amounting to $22,361 were recorded as credits to additional paid in capital. Additionally, $1,000 paid to the holders in connection with this transaction was recorded as a reduction of the net proceeds. The offsetting $23,361 was treated as a discount to the $40,000 principal amount of the July 2005 Senior Debentures. Using the effective interest method with an imputed interest rate of 17.9%, the discount will be accreted as interest expense over the term of the debt contract to bring the value of the debt to its face amount at the time the principal payment is due in July 2010. As of September 30, 2005, the Company has amortized $633 of the discount as interest expense.
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
     The Company may not have access to the entire $150,000 because, among other things: (i) certain accounts receivable for government contracts cannot be included in the calculation of the borrowing base without obtaining certain consents (this restriction was removed by amendment on March 30, 2006); and (ii) delays in the Company’s ability to provide month-end account receivables reports negatively impact its ability to include such account receivables as part of the borrowing base, which determines the amount the Company may borrow under the 2005 Credit Facility. Borrowings available under the 2005 Credit Facility will be used for general corporate purposes. As of September 30, 2005, the Company did not have any availability under the borrowing base.
     In addition, prior to the March 30, 2006 amendment, the Company was required to cash collateralize 105% of its borrowings, including any outstanding letters of credit, under the 2005 Credit Facility and any accrued and unpaid interest and fees thereon. As of September 30, 2005, the Company had no borrowings under the 2005 Credit Facility but had letters of credit outstanding of approximately $85,519. The Company is charged an annual rate of 2.75% for the credit spread and other fees for its outstanding letters of credit. The Company fulfilled its obligation to cash collateralize using cash on hand. The requirement to deposit and maintain cash collateral terminated as part of the March 30, 2006 amendment to the 2005 Credit Facility, and such cash collateral was released to the Company.
     Interest on loans (other than swingline loans) under the 2005 Credit Facility are calculated, at the Company’s option, at a rate equal to LIBOR, or, for dollar-denominated loans, at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points (“Base Rate Loans”). No matter which rate the Company chooses, an applicable margin is added that varies depending upon availability under the revolver. For Base Rate Loans, the applicable margin ranges from 0.25% (when availability is greater than $100,000) to 1.25% (when availability is less than or equal to $25,000); provided that until the Company is current in its SEC filings, the applicable margin shall be 1.00%. For LIBOR loans, the applicable margin ranges from 1.25% (when availability is greater than $100,000) to 2.25% (when availability is less than or equal to $25,000); provided that until the Company is current in its SEC filings, the applicable margin shall be 2.00%. Interest on swingline loans under the 2005 Credit Facility are calculated at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points plus the applicable margin for Base Rate Loans. A facility fee on the unused portion of the commitments of the lenders under the 2005 Credit Facility will be due at a rate of 0.50% per annum. In the event of a default, the interest rate increases by 2.0%. As of September 30, 2005, the interest rate under the 2005 Credit Facility was 6.07%.
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
•	The affirmative covenants include:
(i) becoming current in the Company’s SEC filings according to the following schedule:
•	the Company’s 2005 Form 10-K by November 30, 2006, which was filed on November 22, 2006;

•	the Forms 10-Q for the quarters ended March 31, June 30, and September 30, 2005 by the earlier of two months after the date the Company files the 2005 Form 10-K and January 31, 2007 which were filed on the date hereof;

•	the Forms 10-Q for the quarters ended March 31 and June 30, 2006 by February 28, 2007; and

•	the Form 10-Q for the quarter ended September 30, 2006 by March 31, 2007; and
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     The Company’s obligations under the 2005 Credit Facility are secured by liens and security interests in substantially all of its present and future tangible and intangible assets and those of certain of its domestic subsidiaries, as guarantors of such obligations (including 65.0% of the stock of its foreign subsidiaries), subject to certain exceptions. The Company was in compliance with all covenants under the 2005 Credit Facility as of September 30, 2005.
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
Note 4. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, restricted stock units, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method. The convertible debt was excluded from the calculation of the diluted earnings per share for all periods due to its anti-dilutive effect. During the three months ended September 30, 2005 and 2004, 137,425,390 and 42,387,612 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive. During the nine months ended September 30, 2005 and 2004, 114,274,707 and 57,241,805 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.
     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(70,424)	$4,467	$(307,868)	$(34,961)

Weighted average shares outstanding — basic	201,237,326	197,789,096	200,945,176	196,376,059
Employee stock options	—	446,326	—	—
Stock awards	—	7,962	—	—

Weighted average shares outstanding — diluted	201,237,326	198,243,384	200,945,176	196,376,059

Earnings (loss) per share — basic and diluted	$(0.35)	$0.02	$(1.53)	$(0.18)

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 5. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(70,424)	$4,467	$(307,868)	$(34,961)
Foreign currency translation adjustment, net of tax (a)	1,127	20,644	(45,946)	(10,239)
Minimum pension liability adjustment	—	—	—	(63)
Unrealized loss on derivative instruments, net of tax	—	(39)	—	(117)

Comprehensive income (loss)	$(69,297)	$25,072	$(353,814)	$(45,380)

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of the Euro and Japanese Yen against the U.S. dollar.
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

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2005		2004
		Operating		Operating
	Revenue	Income (loss)	Revenue	Income (loss)
Public Services	$316,063	$45,892	$317,247	$74,781
Commercial Services	160,030	17,585	164,789	27,216
Financial Services	103,709	31,108	89,015	23,124
EMEA	152,049	9,259	148,376	17,469
Asia Pacific	77,811	15,477	82,625	2,687
Latin America	21,370	2,779	21,930	3,884
Corporate/Other (1)	369	(186,985)	(291)	(126,091)

Total	$831,401	$(64,885)	$823,691	$23,070

	Nine Months Ended
	September 30,
	2005		2004
		Operating		Operating
	Revenue	Income (loss)	Revenue	Income (loss)
Public Services	$994,501	$184,987	$1,052,537	$248,504
Commercial Services	509,994	(47,034)	513,866	76,041
Financial Services	282,226	72,887	231,619	52,254
EMEA	504,620	56,550	465,357	55,411
Asia Pacific	241,786	40,400	254,945	19,968
Latin America	63,548	9,864	63,446	10,494
Corporate/Other (1)	1,304	(509,219)	5,911	(431,876)

Total	$2,597,979	$(191,565)	$2,587,681	$30,796

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs, such as facilities, information systems, finance and accounting, human resources, legal, and marketing.
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
     Total expenses allocated to the Company under the transition services agreement and outsourcing services agreement with regard to occupancy costs and other infrastructure services were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Occupancy costs	$8	$5,589	$2,757	$17,675
Other infrastructure service costs (a)	(1,452)	12,590	2,357	39,947

Total	$(1,444)	$18,179	$5,114	$57,622

Amounts included in:
Other costs of service	$8	$5,589	$2,757	$17,675
Selling, general and administrative expenses (a)	(1,452)	12,590	2,357	39,947

Total	$(1,444)	$18,179	$5,114	$57,622

a)	Balance due to credits received by the Company from KPMG LLP during the third quarter of 2005.
Note 8. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill, at the reporting unit level, for the nine months ended September 30, 2005 were as follows:

	Balance			Balance
	December 31,			September 30,
	2004	Additions	Other (a)	2005
Public Services	$23,581	$—	$—	$23,581
Commercial Services	64,188	—	—	64,188
Financial Services	9,210	—	—	9,210
EMEA	485,401	—	(51,771)	433,630
Asia Pacific	73,459	—	(3,025)	70,434
Latin America	836	—	57	893
Corporate/Other	202	—	—	202

Total	$656,877	$—	$(54,739)	$602,138

(a)	Other changes in goodwill consist of foreign currency translation adjustments.
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

	September 30,	December 31,
	2005	2004
Other intangible assets:
Backlog, customer contracts and related customer relationships	$1,309	$1,306
Market rights	10,297	10,297

Total other intangibles	11,606	11,603
Accumulated amortization:
Backlog, customer contracts and related customer relationships	(1,257)	(1,100)
Market rights	(8,238)	(6,693)

Total accumulated amortization	(9,495)	(7,793)

Other intangible assets, net	$2,111	$3,810

     Amortization expense related to identifiable intangible assets was $567 and $793 for the three months ended September 30, 2005 and 2004, respectively. Amortization expense related to identifiable intangible assets was $1,699 and $2,891 for the nine months ended September 30, 2005 and 2004, respectively.
Note 9. Restructuring Activities
     In connection with the Company’s previously announced office space reduction efforts, the Company recorded $882 and $20,487 in restructuring charges during the three and nine months ended September 30, 2005, respectively, related to lease, facility and other exit activities. The $882 charge, recorded within the Corporate/Other operating segment for the three months ended September 30, 2005, included $612 related to the fair value of the future lease obligations (net of estimated sublease income) and $270 in other costs associated with exiting facilities. The $20,487 charge, recorded within the Corporate/Other operating segment for the nine months ended September 30, 2005, included $15,921 related to the fair value of future lease obligations (net of estimated sublease income) and $4,566 in other costs associated with exiting facilities.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Since July 2003, the Company has incurred a total of $93,622 in lease and facilities related restructuring charges in connection with its office space reduction effort relating to the following regions: $11,431 in EMEA, $863 in Asia Pacific and $81,328 in North America. As of September 30, 2005, the Company has a remaining lease and facilities accrual of $46,413, of which $12,099 and $34,314 have been identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms.
     As of September 30, 2005, the Company’s remaining severance accrual represents unpaid severance and termination benefits related to reduction in workforce charges recorded during the six months ended December 31, 2003. The remaining severance accrual is expected to be paid by the end of 2006.
     Changes in the Company’s accrual for restructuring charges for the nine months ended September 30, 2005 were as follows:

		Lease and
	Severance	Facilities	Total
Balance at December 31, 2004	$532	$50,342	$50,874
2005 charges	—	20,487	20,487
Payments	—	(24,187)	(24,187)
Other (a)	(186)	(229)	(415)

Balance at September 30, 2005	$346	$46,413	$46,759

(a)	Other changes in the restructuring accrual consist primarily of foreign currency translation and other adjustments.
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
     The Company believes that it has not overcharged the Government and is working to resolve the outstanding issues with the contracting officer. Given the current stage of discussions, the outcome cannot yet be determined and management estimates the probable amount of loss is $1,200 (accrued as a liability as of September 30, 2005). In addition, the Company is discussing revisions to the contract with the contracting officer to better align its terms, including pricing, to the expectations of both parties.
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
     In connection with the expiration of the transition services agreement, the Company also agreed to settle a separate arrangement under which it pays KPMG LLP for the use of occupancy-related assets in the office facilities subleased by the Company from KPMG LLP. As such, during July 2005, the Company paid KPMG LLP $17,356 for its share of the cost of the occupancy-related assets that it believes relates to office locations that it subleased from KPMG LLP. However, KPMG LLP contends the Company owes an additional $5,347. The Company and KPMG LLP have begun proceeding under the dispute resolution mechanisms referred to in the preceding paragraph and are separately attempting to reach agreement as to the amount, if any, of additional costs payable by the Company to KPMG LLP. Approximately $9,660 of the total $17,356 paid to KPMG LLP related to office locations that were previously abandoned in connection with the Company’s office space reduction effort. Accordingly, the Company has reserved for this amount as part of its lease and facilities restructuring charges recorded during the three and nine months ended September 30, 2005 and 2004. The Company classified the remaining $7,696 paid to KPMG LLP as a prepaid service cost, which the Company plans to amortize over the remaining term of its respective sublease agreements with KPMG LLP. As of September 30, 2005, the remaining amount to be expensed was $6,779.
Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities of KPMG LLP with respect to the consulting business that was transferred to the Company in January 2000; indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2005.
     Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of September 30, 2005, the Company had approximately $140,972 of outstanding surety bonds and $85,519 of outstanding letters of credit for which the Company may be required to make future payment.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 11. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and post-retirement medical cost for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Components of net periodic pension cost:
Service cost	$1,591	$1,411	$4,773	$4,232
Interest cost	1,042	1,040	3,126	3,119
Expected return on plan assets	(293)	(249)	(879)	(747)
Amortization of loss	4	3	12	9
Amortization of prior service cost	194	187	582	562
Curtailment	(208)	—	(624)	—
Settlement	(58)	—	(174)	—

Net periodic pension cost	$2,272	$2,392	$6,816	$7,175

Components of net periodic postretirement medical cost:
Service cost	$314	$266	$942	$798
Interest cost	143	105	429	316
Amortization of losses	18	—	54	—
Amortization of prior service cost	120	120	360	361

Net periodic postretirement medical cost	$595	$491	$1,785	$1,475

Note 12. Income Taxes
     For the three and nine months ended September 30, 2005, the Company recognized losses before taxes of $71,438 and $222,328, respectively. The Company received an income tax benefit of $1,014 for the three months ended September 30, 2005 and provided for income taxes of $85,540 for the nine months ended September 30, 2005, resulting in an effective tax rate of 1.4% and (38.5%), respectively. For the three months ended September 30, 2005, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, the mix of income attributable to foreign versus domestic tax jurisdictions, non-deductible meals and entertainment, changes in income tax reserves, state and local income taxes, and other items. For the nine months ended September 30, 2005, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance; changes in income tax reserves, non-deductible meals and entertainment, state and local income taxes, other items and the mix of income attributable to foreign versus domestic tax jurisdictions.
     In the three months ended September 30, 2005, the Company recorded a U.S. federal income tax benefit in the amount of $6,100 due to the ability to carryback U.S. Federal net operating losses to prior years. The Company received the federal income tax refund in the three months ended December 31, 2006.
     For the three months ended September 30, 2004, the Company earned income before taxes of $18,161 and provided for income taxes of $13,694, resulting in an effective tax rate of 75.4%. For the nine months ended September 30, 2004, the Company earned income before taxes of $13,319 and provided for income taxes of $48,280, resulting in an effective tax rate of 362.5%. The effective tax rate varied from the U.S. Federal statutory tax rate for the three months ended September 30, 2004, primarily as a result of the mix of income attributable to foreign versus domestic tax jurisdictions, changes in income tax reserves, non-deductible meals and entertainment, and state and local taxes. The effective tax rate varied from the U.S. Federal statutory tax rate for the nine months ended September 30, 2004, primarily as a result of the impact of foreign recapitalization, the mix of income attributable to foreign versus domestic tax jurisdictions, changes in income tax reserves, non-deductible meals and entertainment, and state and local taxes.

BearingPoint, Inc.
Notes to Consolidated Condensed Financial Statements — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 13. Recently Issued Accounting Pronouncements
     As described in Note 2, the Company will adopt SFAS 123R, which replaced SFAS 123 and superseded APB 25 on January 1, 2006.
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
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on its Consolidated Financial Statements.
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
* * * * *

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim Consolidated Condensed Financial Statements and Notes to the Consolidated Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Three and Nine Months Ended September 30, 2005 Highlights
          During the third quarter of 2005, we continued to face many of the challenges that negatively affected our performance in the third quarter of 2004. While our core business delivered results generally consistent with the third quarter of 2004 and we achieved success in addressing some challenges, much remains to be done, particularly with respect to the process, training and system issues related to financial accounting for our North American operations and the remediation of material weaknesses in our internal controls.
•	New contract bookings for the three months ended September 30, 2005 were $771.0 million, as compared to new contract bookings of $728.5 million for the three months ended September 30, 2004. New contract bookings for the nine months ended September 30, 2005 increased to $2,428.3 million from $2,299.5 million for the nine months ended September 30, 2004. During the three months ended September 30, 2005, new contract bookings increased, driven primarily by strong bookings in the Public Services business unit, which offset decreased bookings in our Commercial Services business unit and in our EMEA region. During the nine months ended September 30, 2005, new contract bookings increased in all three industry groups in North America, driven primarily by strong bookings in our Public Services industry group, which offset decreased bookings in the EMEA, Asia Pacific and Latin America regions.

•	Our revenue for the three months ended September 30, 2005 was $831.4 million, representing an increase of $7.7 million, or 0.9%, over revenue of $823.7 million for the three months ended September 30, 2004. Our revenue for the nine months ended September 30, 2005 was $2,598.0 million, representing an increase of $10.3 million, or 0.4%, over the nine months ended September 30, 2004 revenue of $2,587.7 million.

•	Our gross profit for the three months ended September 30, 2005 was $136.1 million compared with $168.7 million for the three months ended September 30, 2004. Gross profit as a percentage of revenue decreased to 16.4% during the three months ended September 30, 2005 from 20.5% during the three months ended September 30, 2004. Our gross profit for the nine months ended September 30, 2005 was $338.3 million compared with $497.0 million for the nine months ended September 30, 2004. Gross profit as a percentage of revenue decreased to 13.0% during the nine months ended September 30, 2005 from 19.2% during the nine months ended September 30, 2004. This decrease was primarily attributable to a $113.3 million loss recognized on the HT Contract, which is described below.

•	We have a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which we were engaged to design, build and operate various information technology systems for the client. We incurred losses of $113.3 million under this contract in the first quarter of 2005. The HT Contract has experienced delays in its build and deployment phases and contractual milestones have been missed. The client has alleged that we are responsible under the HT Contract to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. We believe the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted our ability to perform, thereby causing us to incur significant damages. We also believe the terms of the HT Contract limit the client’s ability to recover certain of their claimed damages. We are negotiating with the client to resolve these issues, apportion financial responsibility for these costs and alleged damages, and transition remaining work under the HT Contract to others, as requested by the client. During these negotiations, we are maintaining all of our options, including disputing the client’s claims and asserting our own claims in litigation. At this time we cannot predict the likelihood that we will be able to resolve this dispute or the outcome of any litigation that might ensue if we are unable to resolve the dispute. Even if resolved, we could incur substantial additional losses under the HT Contract or agree to pay additional amounts to facilitate termination of the HT Contract. The incurrence of additional losses or the payment of additional amounts to the client could materially and adversely affect our profitability, results of operations or cash flow over the near term.

•	During the three months and nine months ended September 30, 2005, all of the material weaknesses in our internal control over financial reporting cited for fiscal 2004 remained. For information on the developments and progress made in fiscal 2005, please see Item 4, “Controls and Procedures – Remediation of Material Weaknesses in Internal Control over Financial Reporting.”

•	During the three months ended September 30, 2005, we realized a net loss of $70.4 million, or a loss of $0.35 per share, compared to a net income of $4.5 million, or earnings of $0.02 per share, during the three months ended September 30, 2004. During the nine months ended September 30, 2005, we realized a net loss of $307.9 million, or a loss of $1.53 per share, compared to a net loss of $35.0 million, or a loss of $0.18 per share, during the nine months ended September 30, 2004. Included in our results for the nine months ended September 30, 2005 were $113.3 million of operating losses related to the HT Contract, a $57.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $20.5 million of lease and facilities restructuring charges.

•	Utilization for the three months ended September 30, 2005 was 66.2%, a decrease of 110 basis points from the three months ended September 30, 2004. Utilization for the nine months ended September 30, 2005 was 68.7%, an increase of 90 basis points over the nine months ended September 30, 2004. We believe that utilization levels in 2005 were affected, in part, by the demands placed on many of our consulting professionals to assist in preparing contracts to determine appropriate revenue recognition in light of the Company’s material weaknesses relating to revenue recognition processes.

•	At September 30, 2005, our DSOs stood at 108 days, representing a decrease of 10 days, or 8%, from our DSOs at September 30, 2004. Given our ongoing systems issues related to financial accounting for our North American operations, we are currently unable to calculate DSOs for dates later than December 31, 2005. We continue to focus on this metric during 2006 as we believe we are at a level that is higher than the industry average, resulting in a suboptimal use of our cash.

•	Free cash flow for the nine months ended September 30, 2005 was ($142.6) million. Net cash used in operating activities during the nine months ended September 30, 2005 was $(110.2) million. Purchases of property and equipment during the nine months ended September 30, 2005 were ($32.4) million. When this amount is subtracted from net cash used in operating activities, the result is ($142.6) million, which is free cash flow. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with GAAP is net cash provided by (used in) operating activities.
•	On March 25, 2005, the Compensation Committee of our Board of Directors approved the issuance of up to an aggregate of $165 million in restricted stock units (“RSUs”) under our Long-Term Incentive Plan (the “LTIP”) to our current managing directors and a limited number of key employees (the “Retention RSUs”), and delegated to our officers the authority to grant these awards. During the three and nine months ended September 30, 2005, we recorded non-cash stock compensation expense of $19.9 million and $21.4 million, respectively, related to the vesting of Retention RSUs, which significantly impacted both our gross profit and operating income.

•	During fiscal 2005, we completed a number of private securities offerings in an effort to improve our overall liquidity. We issued an additional $25.0 million aggregate principal amount of our Series A Debentures and $25.0 million aggregate principal amount of our Series B Debentures. We also issued an aggregate principal amount of $200.0 million of our April 2005 Senior Debentures and an aggregate principal amount of $40.0 million of our July 2005 Senior Debentures. In total, we received approximately $280.3 million in net proceeds from all of these offerings. For additional information regarding our debt restructuring, see “—Liquidity and Capital Resources” and Note 3, “Notes Payable,” of the Notes to Consolidated Condensed Financial Statements.
Segments
          Our reportable segments for the three and nine months ended September 30, 2005 consist of our three North America industry groups (Public Services, Commercial Services, and Financial Services), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Revenue and gross profit information about our segments are presented below, starting with each of our industry groups and then with each of our three international regions (in order of size).
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
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
          Revenue. Our revenue for the three months ended September 30, 2005 was $831.4 million, an increase of $7.7 million, or 0.9%, over revenue of $823.7 million for the three months ended September 30, 2004. The following tables present certain revenue information and performance metrics for each of our reportable segments for the three months ended September 30, 2005 and 2004. Amounts are in thousands, except percentages.

	Three Months Ended
	September 30,
	2005	2004	$ Change	% Change
Revenue
Public Services	$316,063	$317,247	$(1,184)	(0.4%)
Commercial Services	160,030	164,789	(4,759)	(2.9%)
Financial Services	103,709	89,015	14,694	16.5%
EMEA	152,049	148,376	3,673	2.5%
Asia Pacific	77,811	82,625	(4,814)	(5.8%)
Latin America	21,370	21,930	(560)	(2.6%)
Corporate/Other	369	(291)	660	n/m

Total	$831,401	$823,691	$7,710	0.9%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	(0.4%)	(0.4%)
Commercial Services	0.0%	(2.9%)	(2.9%)
Financial Services	0.0%	16.5%	16.5%
EMEA	(0.2%)	2.7%	2.5%
Asia Pacific	2.2%	(8.0%)	(5.8%)
Latin America	17.1%	(19.7%)	(2.6%)
Corporate/Other	n/m	n/m	n/m
Total	0.5%	0.4%	0.9%

n/m = not meaningful
•	Public Services revenue slightly decreased during the three months ended September 30, 2005, primarily attributable to a revenue reduction of $10.0 million associated with two loss contracts, which more than offset increases in headcount and chargeable hours resulting from our expanding use of employees at lower average bill rates.

•	Commercial Services revenue decreased during the three months ended September 30, 2005, primarily driven by revenue declines in the Manufacturing and High-tech sectors.

•	Financial Services revenue increased during the three months ended September 30, 2005, primarily due to revenue growth in all sectors, with especially strong growth in the Insurance and Global Market sectors. Revenue growth was principally due to an increase in demand for our services. Our average billing rates improved quarter-over quarter, as our ability to obtain higher rates per hour on certain of our market offerings offset the increasing use of lower-priced offshore personnel as a component of our overall pricing model.

•	EMEA revenue increased during the three months ended September 30, 2005, primarily due to combined revenue growth in France and the United Kingdom of $13.3 million. This growth was partially offset by revenue declines in Germany and Switzerland. Our business in France experienced a significant shift into systems integration work, while revenue growth in the United Kingdom was driven by our continued expansion in that region. Revenue for Germany and Switzerland declined as a result of decreasing utilization caused by continued deterioration of market conditions in these countries which led to lower billable headcount.

•	Asia Pacific revenue decreased during the three months ended September 30, 2005, driven primarily by the planned elimination of subcontractor usage in the region, which more than offset the improved billing rates achieved across the region in third quarter of 2005 due to significantly lower revenue write-off during the period.

•	Latin America revenue decreased during the three months ended September 30, 2005, primarily due to reduction in headcount and engagements hours partially offset by the weakening of the U.S. dollar against local currencies in Latin America (particularly the Brazilian Real).

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the three months ended September 30, 2005, our revenue increased $7.7 million and total costs of service increased $40.3 million when compared to the three months ended September 30, 2004, resulting in a decrease in gross profit of $32.6 million, or 19.3%. Gross profit as a percentage of revenue decreased to 16.4% for the three months ended September 30, 2005 from 20.5% for the three months ended September 30, 2004. The change in gross profit for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 49.6% for the three months ended September 30, 2005, compared to 46.8% for the three months ended September 30, 2004. We experienced a net increase in professional compensation expense of $27.0 million, or 7.0%, to $412.3 million for the three months ended September 30, 2005 from $385.3 million for the three months ended September 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to overall market demand for our services. Additionally, $17.1 million of this amount was related to the vesting of Retention RSUs.

•	Other direct contract expenses increased slightly as a percentage of revenue to 25.9% for the three months ended September 30, 2005 compared to 25.4% for the three months ended September 30, 2004. We experienced a net increase in other direct contract expenses of $5.9 million, or 2.8%, to $215.5 million for the three months ended September 30, 2005 from $209.6 million for the three months ended September 30, 2004. The change was driven primarily by increased subcontractor usage and additional hardware/software purchases from various vendors particularly in the Public Services and Financial Services business units.

•	Other costs of service as a percentage of revenue increased to 8.0% for the three months ended September 30, 2005 from 7.3% for the three months ended September 30, 2004. We experienced a net increase in other costs of service of $6.6 million, or 11.0%, to $66.7 million for the three months ended September 30, 2005 from $60.1 million for the three months ended September 30, 2004. The change was driven primarily by an increase in recruiting charges.

•	During the three months ended September 30, 2005 we recorded, within the Corporate/Other operating segment, a charge of $0.9 million for lease and facilities restructuring costs, compared with a $0 charge for lease and facilities restructuring costs in the three months ended September 30, 2004. These costs for the three months ended September 30, 2005 related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the three months ended September 30, 2005 and 2004. Amounts are in thousands, except percentages.

	Three Months Ended
	September 30,
	2005	2004	$ Change	% Change
Gross Profit
Public Services	$58,699	$86,847	$(28,148)	(32.4%)
Commercial Services	26,679	37,228	(10,549)	(28.3%)
Financial Services	37,741	28,128	9,613	34.2%
EMEA	16,979	21,394	(4,415)	(20.6%)
Asia Pacific	19,019	7,269	11,750	161.6%
Latin America	3,649	4,690	(1,041)	(22.2%)
Corporate/Other	(26,705)	(16,885)	(9,820)	n/m

Total	$136,061	$168,671	$(32,610)	(19.3%)

	Three Months Ended
	September 30,
	2005	2004
Gross Profit as a % of revenue
Public Services	18.6%	27.4%
Commercial Services	16.7%	22.6%
Financial Services	36.4%	31.6%
EMEA	11.2%	14.4%
Asia Pacific	24.4%	8.8%
Latin America	17.1%	21.4%
Corporate/Other	n/m	n/m
Total	16.4%	20.5%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit decreased in the three months ended September 30, 2005, in large measure due to a $17.0 million increase in compensation expense (including non-cash compensation expense of $6.1 million relating to the vesting of Retention RSUs), along with increases in other direct contract expenses and other costs of services of $5.1 million and $4.5 million, respectively.

•	Commercial Services gross profit decreased in the three months ended September 30, 2005, due to increased compensation expense relating to the vesting of Retention RSUs of $2.5 million.

•	Financial Services gross profit increased in the three months ended September 30, 2005, as higher revenue across all sectors more than offset incremental increases in compensation expense related to a substantial increase in headcount along with non-cash compensation expense relating to vesting of Retention RSUs of $1.6 million.

•	EMEA gross profit decreased in the three months ended September 30, 2005, as incremental increases in compensation expense due to a substantial increase in headcount in both France and the United Kingdom and non-cash compensation expense relating to vesting of Retention RSUs more than offset increases in revenue.

•	Asia Pacific gross profit increased substantially in the three months ended September 30, 2005, despite a decrease in revenue due to significant demonstrated improvements in cost management and realization of contract revenue.

•	Latin America gross profit decreased in the three months ended September 30, 2005, as lower revenue combined with slight increases in other direct contract expenses and compensation expense attributable to salaries/fringe benefits, non-cash compensation expense related to Retention RSUs and workforce realignments.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the three months ended September 30, 2005 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $0.2 million to $0.6 million for the three months ended September 30, 2005 from $0.8 million for the three months ended September 30, 2004.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $55.6 million, or 38.4%, to $200.4 million for the three months ended September 30, 2005 from $144.8 million for the three months ended September 30, 2004. Selling, general and administrative expenses as a percentage of gross revenue increased to 24.1% in the three months ended September 30, 2005 from 17.6% for the three months ended September 30, 2004. The increase was primarily due to significant costs for contracted labor and other costs directly related to the financial closing process for fiscal 2005.
     Interest Income. Interest income was $2.8 million and $0.4 million in the three months ended September 30, 2005 and 2004, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money-markets during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
     Interest Expense. Interest expense was $8.1 million and $5.1 million in the three months ended September 30, 2005 and 2004, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
     Other Expense, net. Other expense, net was $1.2 million and $0.2 million in the three months ended September 30, 2005 and 2004, respectively. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax benefit of $1.0 million for the three months ended September 30, 2005 and income tax expense of $13.7 million for the three months ended September 30, 2004. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of 1.4% and the effective income tax rate on income from continuing operations of 75.4% for the three months ended September 30, 2005 and 2004 were primarily due to a change in valuation allowance, changes in income tax reserves, non-deductible meals and entertainment, state and local income taxes, other items and the mix of income attributable to foreign versus domestic tax jurisdictions.
     Net Income (Loss). For the three months ended September 30, 2005, we incurred a net loss of $70.4 million, or a loss of $0.35 per share. Included in our results for the three months ended September 30, 2005 were $19.9 million of non-cash compensation expense related to retention RSUs, and $0.9 million of lease and facilities restructuring charges. For the three months ended September 30, 2004, we realized net income of $4.5 million, or earnings of $0.02 per share.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Revenue. Our revenue for the nine months ended September 30, 2005 was $2,598.0 million, an increase of $10.3 million, or 0.4%, over revenue of $2,587.7 million for the nine months ended September 30, 2004. The following tables present certain revenue information and performance metrics for each of our reportable segments for the nine months ended September 30, 2005 and 2004. Amounts are in thousands, except percentages.

	Nine Months Ended
	September 30,
	2005	2004	$ Change	% Change
Revenue
Public Services	$994,501	$1,052,537	$(58,036)	(5.5%)
Commercial Services	509,994	513,866	(3,872)	(0.8%)
Financial Services	282,226	231,619	50,607	21.8%
EMEA	504,620	465,357	39,263	8.4%
Asia Pacific	241,786	254,945	(13,159)	(5.2%)
Latin America	63,548	63,446	102	0.2%
Corporate/Other	1,304	5,911	(4,607)	n/m

Total	$2,597,979	$2,587,681	$10,298	0.4%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	(5.5%)	(5.5%)
Commercial Services	0.0%	(0.8%)	(0.8%)
Financial Services	0.0%	21.8%	21.8%
EMEA	3.3%	5.1%	8.4%
Asia Pacific	3.1%	(8.3%)	(5.2%)
Latin America	12.7%	(12.5%)	0.2%
Corporate/Other	n/m	n/m	n/m
Total	1.2%	(0.8%)	0.4%

n/m = not meaningful
•	Public Services revenue decreased during the nine months ended September 30, 2005, primarily attributable to an expected reduction of $21.6 million in revenue derived from our subcontractors and resales of procured materials (which we must bill our clients, thereby increasing our revenue), and revenue reductions of $10.0 million associated with two loss contracts, which more than offset increases in headcount and chargeable hours resulting from our expanding use of employees at lower average bill rates.

•	Commercial Services revenue decreased during the nine months ended September 30, 2005, primarily driven by revenue declines in the Communications & Content, Manufacturing and High-tech, and Energy sectors, which was partially offset by revenue growth in the Transportation sector.

•	Financial Services revenue increased during the nine months ended September 30, 2005, primarily due to revenue growth in all sectors, with especially strong growth in the Insurance and Global Market sectors. Revenue growth was principally due to an increase in demand for our services. Our average billing rates improved slightly year-over-year, as our ability to obtain higher rates per hour on certain of our market offerings offset the increasing use of lower-priced offshore personnel as a component of our overall pricing model.

•	EMEA revenue increased during the nine months ended September 30, 2005, primarily due to combined revenue growth in France and the United Kingdom of $43.2 million, partially offset by a revenue decline in Germany. Our business in France experienced a significant shift into systems integration work, while revenue growth in the United Kingdom was driven by our continued expansion in that region. Revenue for Germany declined as a result of decreasing utilization caused by continued deterioration of market conditions in these countries which, consequently, led us to lower billable headcount.

•	Asia Pacific revenue decreased during the nine months ended September 30, 2005, driven primarily by the planned elimination of subcontractor usage in the region, which more than offset the improved billing rates achieved across the region due to significantly lower revenue write-off during the period.

•	Latin America revenue remained relatively flat during the nine months ended September 30, 2005, primarily as a function of the weakening of the U.S. dollar against local currencies in Latin America (particularly the Brazilian Real). The combined impact of these foreign currency fluctuations and modest revenue growth in Brazil offset significant declines in revenue in most other countries in which we operate in the region.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the nine months ended September 30, 2005, our revenue increased $10.3 million and total costs of service increased $169.0 million when compared to the nine months ended September 30, 2004, resulting in a decrease in gross profit of $158.7 million, or 31.9%. Gross profit as a percentage of revenue decreased to 13.0% for the nine months ended September 30, 2005 from 19.2% for the nine months ended September 30, 2004. The change in gross profit for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 49.9% for the nine months ended September 30, 2005, compared to 43.9% for the nine months ended September 30, 2004. We experienced a net increase in professional compensation expense of $159.7 million, or 14.1%, to $1,295.2 million for the nine months ended September 30, 2005 from $1,135.5 million for the nine months ended September 30, 2004. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to overall market demand for our services and additional compensation cost related to the loss accrual for the HT Contract. Additionally, $22.1 million of this amount was related to the vesting of Retention RSUs.

•	Other direct contract expenses decreased as a percentage of revenue to 28.7% for the nine months ended September 30, 2005 compared to 29.3% for the nine months ended September 30, 2004. We experienced a net decrease in other direct contract expenses of $12.1 million, or 1.6%, to $746.5 million for the nine months ended September 30, 2005 from $758.6 million for the nine months ended September 30, 2004. The change was driven primarily by reduced subcontractor expenses as a result of the increased use of internal resources as well as reduced hardware and software purchases made on behalf of our clients, partially offsetting additional subcontractor expense accruals for the HT Contract.

•	Other costs of service as a percentage of revenue increased to 7.6% for the nine months ended September 30, 2005 from 7.1% for the nine months ended September 30, 2004. We experienced a net increase in other costs of service of $12.6 million, or 6.8%, to $197.5 million for the nine months ended September 30, 2005 from $184.9 million for the nine months ended September 30, 2004, which was primarily due to additional outside services and recruiting charges occurring throughout the first nine months of 2005.

•	During the nine months ended September 30, 2005 we recorded, within the Corporate/Other operating segment, a charge of $20.5 million for lease and facilities restructuring costs, compared with a $11.7 million charge for lease and facilities restructuring costs in the nine months ended September 30, 2004. These costs for the nine months ended September 30, 2005 related to our previously announced reduction in office space primarily within the North America, EMEA and Asia Pacific regions.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the nine months ended September 30, 2005 and 2004. Amounts are in thousands, except percentages.

	Nine Months Ended
	September 30,
	2005	2004	$ Change	% Change
Gross Profit
Public Services	$216,213	$284,433	$(68,220)	(24.0%)
Commercial Services	(17,852)	110,320	(128,172)	(116.2%)
Financial Services	90,927	68,059	22,868	33.6%
EMEA	79,366	68,092	11,274	16.6%
Asia Pacific	50,840	34,510	16,330	47.3%
Latin America	12,854	12,919	(65)	(0.5%)
Corporate/Other	(94,034)	(81,348)	(12,686)	n/m

Total	$338,314	$496,985	$(158,671)	(31.9%)

	Nine Months Ended
	September 30,
	2005	2004
Gross Profit as a % of revenue
Public Services	21.7%	27.0%
Commercial Services	(3.5%)	21.5%
Financial Services	32.2%	29.4%
EMEA	15.7%	14.6%
Asia Pacific	21.0%	13.5%
Latin America	20.2%	20.4%
Corporate/Other	n/m	n/m
Total	13.0%	19.2%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit decreased in the nine months ended September 30, 2005, in large measure due to a $59.1 million increase in compensation expense (including non-cash compensation expense of $6.7 million relating to the vesting of Retention RSUs) and a $58.0 million reduction in gross revenue, which, on a combined basis, more than offset significant reductions of $54.9 million in other direct contract expenses.

•	Commercial Services gross profit decreased in the nine months ended September 30, 2005, due to significant cost overruns and loss accruals, most notably $113.3 million on the previously described HT Contract. These costs overruns drove the increase in compensation expense along with increases in subcontractor expense accruals and hardware and software purchases that collectively increased our other direct contract expenses by $51.1 million, which are substantially not recoverable. Additionally, compensation expense increased due to non-cash compensation expense relating to the vesting of Retention RSUs of $3.2 million.

•	Financial Services gross profit increased in the nine months ended September 30, 2005, as higher revenue across all sectors more than offset significant incremental increases in compensation expense related to a substantial increase in headcount along with non-cash compensation expense of $1.9 million relating to the vesting of Retention RSUs.

•	EMEA gross profit increased in the nine months ended September 30, 2005, as higher revenue more than offset incremental increases in compensation expense due to a substantial increase in headcount in both France and the United Kingdom and non-cash compensation expense of $5.2 million relating to the vesting of Retention RSUs.

•	Asia Pacific gross profit increased in the nine months ended September 30, 2005 despite a decrease in revenue, due in large measure to significant demonstrated improvements in cost management and realization of contract revenue.

•	Latin America gross profit decreased slightly in the nine months ended September 30, 2005, as increases in other direct contract expenses and non-cash compensation expense related to the vesting of Retention RSUs offset flat revenue growth in the region.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the nine months ended September 30, 2005 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $1.2 million to $1.7 million for the nine months ended September 30, 2005 from $2.9 million for the nine months ended September 30, 2004.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $64.9 million, or 14.0%, to $528.2 million for the nine months ended September 30, 2005 from $463.3 million for the nine months ended September 30, 2004. Selling, general and administrative expenses as a percentage of gross revenue increased to 20.3% in the nine months ended September 30, 2005 from 17.9% for the nine months ended September 30, 2004. The increase was primarily due to significant costs for contracted labor and other costs directly related to financial closing process for fiscal 2005.
     Interest Income. Interest income was $5.8 million and $0.7 million in the nine months ended September 30, 2005 and 2004, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money-markets during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
     Interest Expense. Interest expense was $25.0 million and $13.6 million in the nine months ended September 30, 2005 and 2004, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
     Other Expense, net. Other expense, net was $11.5 million and $4.6 million in the nine months ended September 30, 2005 and 2004, respectively. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax expense of $85.5 million for the nine months ended September 30, 2005 and income tax expense of $48.3 million for the nine months ended September 30, 2004. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of (38.5)% and 362.5% for the nine months ended September 30, 2005 and 2004, respectively, were: a change in valuation allowance, changes in income tax reserves, non-deductible meals and entertainment, state and local income taxes, other items and the mix of income attributable to foreign versus domestic tax jurisdictions.
     Net Income (Loss). For the nine months ended September 30, 2005, we incurred a net loss of $307.9 million, or a loss of $1.53 per share. Included in our results for the nine months ended September 30, 2005 were $113.3 million in operating losses related to the HT Contract, $21.4 million of non-cash compensation expense related to the vesting of Retention RSUs, a $57.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $20.5 million of lease and facilities restructuring charges. For the nine months ended September 30, 2004, we incurred a net loss of $35.0 million, or a loss of $0.18 per share. Included in our results for the nine months ended September 30, 2004 is $11.7 million of lease and facilities restructuring charges.

Liquidity and Capital Resources
     The following table presents the cash flow statements for the nine months ended September 30, 2005 and 2004 (amounts are in thousands):

	Nine Months Ended
	September 30,
			2005 to 2004
	2005	2004	Change
Net cash provided by (used in):
Operating activities	$(110,203)	$(19,333)	$(90,870)
Investing activities	(51,513)	(60,436)	8,923
Financing activities	288,417	102,390	186,027
Effect of exchange rate changes on cash and cash equivalents	(9,658)	(812)	(8,846)

Net increase in cash and cash equivalents	$117,043	$21,809	$95,234

     Operating Activities. Net cash used in operating activities during the nine months ended September 30, 2005 increased $90.9 million over the nine months ended September 30, 2004. This increase was due to a net loss of $307.9 million, adjusted by deferred income taxes of $59.4 million in the nine months ended September 30, 2005 as compared to a net loss of $35.0 million, in the nine months ended September 30, 2004. These items were partially offset by an $88.2 million increase in cash generated from working capital, primarily due to a decrease in our DSOs to 108 days at September 30, 2005 from 118 days at September 30, 2004, largely due to more aggressive collections efforts, and $24.9 million in income tax refunds received during the nine months ended September 30, 2005.
     Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2005 decreased $8.9 million over the nine months ended September 30, 2004. This decrease was due to a decrease in capital expenditures of $28.1 million, partially offset by an increase in restricted cash of $19.1 million for cash collateral posted in support of bank guarantees for letters of credit and surety bonds. Capital expenditures were $32.4 million and $60.4 million in the nine months ended September 30, 2005 and 2004, respectively. The decline in capital expenditures was due primarily to higher hardware and software costs incurred during the nine months ended September 30, 2004 for the implementation of our North America financial accounting systems.
     Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2005 was $288.4 million, resulting primarily from the proceeds on the issuance of debentures with an aggregate principal amount of $290.0 million.
     In addition, issuances of common stock from our ESPP and stock option exercises generated $14.9 million and $25.7 million in cash during the nine months ended September 30, 2005 and 2004, respectively. Because we are not current in our SEC filings, we are unable to issue freely tradable shares of our common stock. Consequently, we were unable to make any public offerings of our common stock in 2005 and have not issued shares under the LTIP or ESPP since early 2005. These sources of financing will remain unavailable to us until we are again current in our SEC filings. If we are unable to become current in our SEC filings by April 30, 2007, we may also experience increased withdrawals by our employees of their accumulated contributions to our ESPP. For more information, see Item 1A, “Risk Factors,” of the Company’s 2005 Form 10-K, included as Exhibit 99.2 filed with this Quarterly Report.
     For additional information on our liquidity and capital resources, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” included in the Company’s 2005 Form 10-K.
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first reporting period following the fiscal year that begins on or after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. In March 2005, Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”) was issued regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We currently utilize the Black-Scholes option pricing model to estimate the fair value for the above pro forma calculations and will continue using the same methodology in the foreseeable future. We will use the modified prospective method for adoption of SFAS 123R, and expect that the incremental compensation cost to be recognized as a result of the adoption of SFAS 123R and SAB 107 for fiscal 2006 will range from $22.0 million to $28.0 million.
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
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2005, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the Company’s 2005 Form 10-K. During the nine months ended September 30, 2005, there have been no material changes in our market risk exposure.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in Form 10K for the year ended December 31, 2005, management concluded that, as of December 31, 2005 and September 30, 2005, the Company’s disclosure controls and procedures were not effective.
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
     These and other procedures resulted in the identification of accounting and audit adjustments related to our consolidated financial statements for the year ended December 31, 2005 and our consolidated condensed financial statements for the three and nine months ended September 30, 2005.
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
Issuer Purchases of Equity Securities
     We did not repurchase any of our common stock during the third quarter of fiscal 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the third quarter of fiscal 2005.
ITEM 5. OTHER INFORMATION
a)	None.

b)	None.
ITEM 6. EXHIBITS
     a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amendment No. 3 to Amended and Restated 401(k) Plan dated August 22, 2005, which is incorporated by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended December 31, 2004.

10.2	Amended and Restated Letter of Credit Cash Collateral Agreement, dated as of July 19, 2005, by and among BearingPoint, Inc., the Administrative Agent and each of Bank of America, N.A. and JPMorgan Chase Bank, N.A., which is incorporated by reference to Exhibit 10.53 from the Company’s Form 10-K for the year ended December 31, 2004.

10.3	Credit Agreement, dated as of July 19, 2005, among the Company, BearingPoint, LLC, UBS Securities LLC, as Lead Arranger, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent and UBS Loan Finance LLC, as Swingline Lender, and the Lenders and Guarantors party thereto, which is incorporated by reference to Exhibit 10.54 from the Company’s Form 10-K for the year ended December 31, 2004.

10.4	Security Agreement, dated as of July 19, 2005, among the Company and BearingPoint, LLC, the guarantors party thereto and UBS AG, Stamford Branch, as Administrative Agent, which is incorporated by reference to Exhibit 10.56 from the Company’s Form 10-K for the year ended December 31, 2004.

10.5	Form of Revolving Note under the Credit Agreement, dated as of July 19, 2005, which is incorporated by reference to Exhibit 10.57 from the Company’s Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description

10.6	Form of Swingline Note under the Credit Agreement, dated as of July 19, 2005, which is incorporated by reference to Exhibit 10.58 from the Company’s Form 10-K for the year ended December 31, 2004.

10.7	Securities Purchase Agreement, dated July 15, 2005, among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.75 from the Company’s Form 10-K for the year ended December 31, 2004.

10.8	Form of 0.50% Convertible Senior Subordinated Debentures due July 2010, which is incorporated by reference to Exhibit 10.76 from the Company’s Form 10-K for the year ended December 31, 2004.

10.9	Form of Warrant Certificate, dated July 15, 2005, which is incorporated by reference to Exhibit 10.77 from the Company’s Form 10-K for the year ended December 31, 2004.

10.10	Registration Rights Agreement, dated July 15, 2005, between the Company and Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.78 from the Company’s Form 10-K for the year ended December 31, 2004.

10.11	Employment Letter, effective as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.91 from the Company’s Form 10-K for the year ended December 31, 2004.

10.12	Restricted Stock Unit Agreement, dated July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.92 from the Company’s Form 10-K for the year ended December 31, 2004.

10.13	Special Termination Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.93 from the Company’s Form 10-K for the year ended December 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

99.1	“Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.2	“Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.3	“Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Securities Not Registered under the Securities Act” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.

DATE: January 17, 2007	By:	/s/ Judy A. Ethell
Judy A. Ethell
Chief Financial Officer

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amendment No. 3 to Amended and Restated 401(k) Plan dated August 22, 2005, which is incorporated by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended December 31, 2004.

10.2	Amended and Restated Letter of Credit Cash Collateral Agreement, dated as of July 19, 2005, by and among BearingPoint, Inc., the Administrative Agent and each of Bank of America, N.A. and JPMorgan Chase Bank, N.A., which is incorporated by reference to Exhibit 10.53 from the Company’s Form 10-K for the year ended December 31, 2004.

10.3	Credit Agreement, dated as of July 19, 2005, among the Company, BearingPoint, LLC, UBS Securities LLC, as Lead Arranger, UBS AG, Stamford Branch, as Issuing Bank and Administrative Agent and UBS Loan Finance LLC, as Swingline Lender, and the Lenders and Guarantors party thereto, which is incorporated by reference to Exhibit 10.54 from the Company’s Form 10-K for the year ended December 31, 2004.

10.4	Security Agreement, dated as of July 19, 2005, among the Company and BearingPoint, LLC, the guarantors party thereto and UBS AG, Stamford Branch, as Administrative Agent, which is incorporated by reference to Exhibit 10.56 from the Company’s Form 10-K for the year ended December 31, 2004.

10.5	Form of Revolving Note under the Credit Agreement, dated as of July 19, 2005, which is incorporated by reference to Exhibit 10.57 from the Company’s Form 10-K for the year ended December 31, 2004.

10.6	Form of Swingline Note under the Credit Agreement, dated as of July 19, 2005, which is incorporated by reference to Exhibit 10.58 from the Company’s Form 10-K for the year ended December 31, 2004.

10.7	Securities Purchase Agreement, dated July 15, 2005, among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.75 from the Company’s Form 10-K for the year ended December 31, 2004.

10.8	Form of 0.50% Convertible Senior Subordinated Debentures due July 2010, which is incorporated by reference to Exhibit 10.76 from the Company’s Form 10-K for the year ended December 31, 2004.

10.9	Form of Warrant Certificate, dated July 15, 2005, which is incorporated by reference to Exhibit 10.77 from the Company’s Form 10-K for the year ended December 31, 2004.

10.10	Registration Rights Agreement, dated July 15, 2005, between the Company and Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.78 from the Company’s Form 10-K for the year ended December 31, 2004.

10.11	Employment Letter, effective as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.91 from the Company’s Form 10-K for the year ended December 31, 2004.

10.12	Restricted Stock Unit Agreement, dated July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.92 from the Company’s Form 10-K for the year ended December 31, 2004.

10.13	Special Termination Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.93 from the Company’s Form 10-K for the year ended December 31, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

99.1	“Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.2	“Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

99.3	“Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Securities Not Registered under the Securities Act” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.