Form 10-K
period 2006-12-31
BEARINGPOINT INC
filed 2007-06-28
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

The number of shares of common stock of the Registrant outstanding as of June 1, 2007 was 201,641,999.

PART I.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Annual Report include statements about our internal control over financial reporting, our results of operations and our financial condition. Forward-looking statements are only predictions and as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment and the risk factors enumerated in Item 1A, “Risk Factors.” As a result, these statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In this Annual Report on Form 10-K, we use the terms “BearingPoint,” “we,” “the Company,” “our Company,” “our” and “us” to refer to BearingPoint, Inc. and its subsidiaries. All references to “years,” unless otherwise noted, refer to our twelve-month fiscal year. Through June 30, 2003, our fiscal year ended on June 30. In February 2004, our Board of Directors approved a change in our fiscal year end to a twelve-month period ending December 31. As a requirement of this change, the results for the six-month period from July 1, 2003 to December 31, 2003 was reported as a six-month transition period.

ITEM 1.	BUSINESS

General

BearingPoint, Inc. is one of the world’s largest management and technology consulting companies. We provide strategic consulting applications services, technology solutions and managed services to government organizations, Global 2000 companies and medium-sized businesses in the United States and internationally. Our services and focused solutions include implementing enterprise systems and business processes, improving supply chain efficiency, performing systems integration due to mergers and acquisitions, and designing and implementing customer management solutions. Our service offerings, which involve assisting our clients to capitalize on alternative business and systems strategies in the management and support of key information technology functions, are designed to help our clients generate revenue, increase cost-effectiveness, implement mergers and acquisitions strategies, manage regulatory compliance, and integrate information and transition clients to “next-generation” technology. In North America, we provide consulting services through our Public Services, Commercial Services and Financial Services industry groups in which we focus significant industry-specific knowledge and service offerings to our clients. Outside of North America, we are organized on a geographic basis, with operations in Europe, the Middle East and Africa (“EMEA”), the Asia Pacific region and Latin America.

We have started the transition of our business to a more integrated, global delivery model. In 2007, we created a Global Account Management Program and a Global Solutions Council represented by all of our business units that will focus on identifying opportunities for globalized solutions suites. Our Global Delivery Centers continue to grow, both in terms of personnel and the percentage of work they provide to our business units.

For more information about our operating segments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segments” and Note 18, “Segment Information,” of the Notes to Consolidated Financial Statements.

Strategy

BearingPoint’s vision is to become recognized as the world’s leading management and technology consultancy, renowned for our passion and respected for our ability to help our clients solve their most pressing challenges. We operate in a highly competitive, global market. To drive profitable growth and gain market share, we are focused on doing the right work for the right clients. In 2006, we made significant strides in focusing our business activities, differentiating ourselves and our service offerings in the marketplace, and improving execution and management of our operations. Major strategic initiatives include:

•	Focusing on Key Segments, Clients, Solutions and Geographies. We intend to play only where we can win. In 2006, we made continued progress in realigning our business to focus on the areas that offer the greatest growth and opportunity. We are also focused on higher-margin, higher-growth solutions with low capital requirements. We seek to divert resources away from non-strategic accounts and segments to focus on increasing our market share in critical, high-growth areas.

•	Improving our Delivery Capability. To provide premium, cost-effective, high-quality technology services and solutions to global clients, we will continue to invest strategically in building our global delivery network, thereby scaling our low-cost resources. The anchors of our global network are China and India, supported by onshore and near-shore centers as appropriate. In 2006, we opened new Global Development Centers in Bangalore, India and Hattiesburg, Mississippi. We also continue to increase our capabilities in Shanghai and Dalian, China, and Sao Paulo, Brazil. To deliver seamless solutions on a global basis, we are driving increased adoption of our global delivery methodology.

•	Expanding our Managed Services Business. We selectively focus on applications management in strategically identified industry sectors that are complementary to our systems integration business. Our goal is to increase our managed services revenue by supporting our own solutions in addition to targeted non-BearingPoint developed applications. By building a strong alliance partner network with applications providers such as SAP, Oracle, PeopleSoft, Siebel and Hyperion, we are well-positioned to architect solutions tailored to a client’s specific needs with a single point of accountability.

•	Improving our Cost Structure. To remain competitive, we strive to continually improve our operational discipline and streamline our cost base across all functions and business units. In 2006, for example, we reduced real estate costs by consolidating offices, including closing offices in four countries, without impacting our ability to serve clients. We continue to align our people “pyramid,” reducing the number of managing directors and senior managers, while increasing the number of analysts and consultants. We strive to manage risk in our portfolio, as well as the potential associated costs, through efforts such as a more stringent corporate deal review process and standardized contracting policies.

•	Reducing Employee Attrition. As a professional services company, our employees are a key differentiator, and we must continue to focus on enhancing employee development, increasing employee ownership and taking other measures in order to reduce employee attrition. We are committed to increasing training and development opportunities for our employees through programs such as our new partnership with the Yale School of Management for world-class training, by rolling out career paths and core competencies for all of our employees, and by building a pay-for-performance culture at all levels.

•	Investing in our Business. We are seeking investment opportunities in key areas to drive future growth. For example, to remain on the leading edge of critical trends, issues and technologies that impact our clients, we are focused on developing horizontal and vertical end-to-end solutions that are based on repeatable innovation and delivered seamlessly to global clients. To increase awareness of the BearingPoint brand among clients and prospects, we launched a new brand strategy and more aggressive marketing efforts in late 2006.

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

Our three North American industry groups are as follows:

•	Public Services serves a broad range of both public and private clients, including agencies of the U.S. Federal government such as the Departments of Defense, Homeland Security, Health and Human Services; provincial, state and local governments; public healthcare companies and private sector healthcare agencies; aerospace and defense companies; and higher education clients.

We have established, diversified and recurring relationships with our clients, and our specific offerings for these client groups include process improvement, program management, resource planning, managed services and integration services. Our experience and the size and scale of our practice afford us the opportunity to compete for larger proposals in these markets.

•	Commercial Services supports a highly diversified range of clients, including those in the technology, consumer markets, manufacturing, life sciences, transportation and communications sectors, as well as companies in the chemicals, oil and gas industries, and private and public utilities.

•	Financial Services directs its solutions to many of the world’s leading banking, insurance, securities, real estate, hospitality and professional services institutions. We strive to anticipate global industry trends, opportunities and needs, and then deliver solutions that transform our clients. These service offerings are designed to allow customers to capitalize on existing application systems and e-business strategies and development. We believe we have differentiated ourselves from our competition by combining in-depth technical knowledge of our customers’ markets with focused offerings.

International Operations

Currently, our operations outside of North America are organized on a geographic basis with alignment to our three North American industry groups, to enable consistency in our strategy and execution in the market. We presently have operations in the EMEA, Asia Pacific and Latin America regions. In 2006, we continued to experience solid growth in our systems integration business in France and continued expansion of our practice in the United Kingdom. In addition, we believe our Ireland practice is achieving increased acceptance in the marketplace. Furthermore, in Asia Pacific, we experienced an increase in systems integration work and engagements involving compliance with new local financial laws and regulations in our Japan practice as well as continued growth in Australia.

As previously reported, we are currently exploring the potential for creating an opportunity for significant increases in employee ownership of our EMEA business for managing directors of that business. We believe that monetizing a significant portion of our investment in our EMEA business unit through external investment and employee acquisitions could help to further our goals of increasing shareholder value, increasing employee ownership, strengthening our balance sheet and boosting customer confidence. At this time, however, we are still in the exploratory phase, and no specific plans or timetable for a final decision have been approved by our Board of Directors.

Global Development Centers

To supplement our industry groups, we have invested in creating Global Development Centers (“GDCs”) with highly skilled resources to enhance our information technology sourcing flexibility and provide our clients with more comprehensive services and solutions. The GDCs, located internationally in China and India and domestically in Hattiesburg, Mississippi, are extensions of our global off-shore solutions capabilities, providing facilities and world-class resources at a lower cost for application development and support. We currently have several hundred employees staffed in our India and China GDCs and plan to expand our Hattiesburg center, which opened in 2006, to approximately 200 by 2007. In 2006, we created an additional GDC in Bangalore, India to increase our Indian operations. The GDCs are designed to be an expandable model, which we believe will provide us with the flexibility to adjust our GDC resources as necessary to dynamically meet client demand. Our GDC strategy involves growing each of our centers in a manner calculated to provide focused expertise to deliver our uniquely differentiated service offerings at a lower cost to our clients. We are not positioned to engage in rapid expansion of these facilities. Consequently, we may be unable to keep pace with our clients’ demands for GDC resources, if these demands dramatically increase.

Our Joint Marketing Relationships

As of December 31, 2006, our alliance program had approximately 48 relationships with key technology providers that support and complement our service offerings. Through this program, we have created joint marketing relationships to enhance our ability to provide our clients with high value services. Those relationships typically entail some combination of commitments regarding joint marketing, sales collaboration, training and service offering development.

Our most significant joint marketing and product development technology relationships are with Oracle Corporation (which includes Hyperion, Siebel Systems and PeopleSoft, which were acquired by Oracle), Microsoft Corporation, SAP AG, Hewlett-Packard Company, and IBM Corporation. We work together to develop comprehensive solutions to common business issues, offer the expertise required to deliver those solutions, develop new products, build out talent capabilities, capitalize on joint marketing opportunities and remain at the forefront of technology advances.

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

Winning larger, more complex projects generally requires more business development costs and time. Our pursuit of these larger, complex projects will increase the financial and marketing strength our competitors bring to bear against us. In the near term, pursuing longer, complex projects could also impact our utilization and selling, general and administrative expenses. To be successful under these challenging conditions, we must focus our skills and resources to best capitalize on our competitive advantages, selectively choosing only those offerings and markets where we feel we can uniquely differentiate ourselves from our competition. In 2006 and 2007, we continued to focus efforts on emerging technologies. For example, in 2007 we announced a global collaboration with Cassatt Corporation, aimed at helping companies and governments explore and deliver the benefits of utility computing solutions. We will continue this strategy beyond 2007 by focusing on particular outsourcing and managed services segments where we believe we can provide uniquely differentiated services for our clients.

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

Intellectual Property

Our success has resulted in part from our methodologies and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements, non-solicitation agreements, trade secrets, copyright and trademark laws to protect our proprietary rights and the rights of third parties from whom we license intellectual property. We also enter into confidentiality and intellectual property agreements with our employees that limit the distribution of proprietary information. We currently have only a limited ability to protect our important intellectual property rights. As of December 31, 2006, we had three issued patents in the United States and several patent applications pending to protect our products or methods of doing business.

We continue to expand our efforts to capture, protect and commercialize BearingPoint proprietary information. In 2006, we started focusing our efforts and investments to identify potentially reusable, proprietary intellectual property sooner in the design process and to take measures that will safeguard our intellectual property rights. We anticipate these initiatives will add value to particular client and market categories, and increase our earnings from proprietary assets.

Customer Dependence

During 2006 and 2005, our revenue from the U.S. Federal government, inclusive of government sponsored enterprises, was $983.1 million and $979.0 million, respectively, representing 28.5% and 28.9% of our total revenue, respectively. For 2006 and 2005, this included approximately $389.8 million and $381.3 million of revenue from the U.S. Department of Defense, respectively, representing approximately 11.3% and 11.3% of our total revenue for 2006 and 2005, respectively. A loss of all or a substantial portion of our contracts with the U.S. Federal government would have a material adverse effect on our business and results of operations. While most of our government agency clients have the ability to unilaterally terminate their contracts, our relationships are generally not with political appointees, and we have not historically experienced a loss of Federal government business with a change in administration. For more information regarding government proceedings and risks associated with U.S. government contracts, see Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Employees

As of March 31, 2007, we had approximately 17,500 full-time employees, including approximately 15,200 billable professionals.

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

For 2006, our voluntary annualized attrition rate was 25.6%, compared to our 2005 voluntary attrition rate of approximately 25.3%. For the three months ended March 31, 2007, our voluntary annualized attrition rate was 23.9%, compared to our voluntary annualized attrition rate of 24.2% for the three months ended March 31, 2006.

Our continuing issues related to our North American financial reporting systems and our internal controls have made it particularly critical and challenging for us to attract and retain experienced personnel. Because we are not current in our SEC periodic filings, significant features of many of our employee equity plans remained suspended in 2006, which (1) precluded our employees from realizing the appreciation in their equity-based awards, (2) resulted in the delayed implementation of most components of our Managing Director Compensation Plan, approved by the Compensation Committee of the Board of Directors in January 2006 (the “MD Compensation Plan”), and (3) impacted our ability to use equity to attract, motivate and retain our professionals. In 2006 and 2007, we took the following steps to enhance our ability to attract and retain our employees:

•	In December 2006, our shareholders approved amendments to our long-term incentive plan (“LTIP”) that, among other things, provided for a 25 million share increase in the number of shares authorized for equity awards made under the LTIP. The LTIP amendments enabled us to implement a new equity-based retention strategy, which we launched in February 2007 by awarding approximately 21.9 million performance share units (“PSUs”) to our managing directors and a limited number of key employees. The PSUs vest in three years if we are able to achieve certain performance metrics. The program was designed to enhance retention of our current managing directors and to incent these individuals to drive Company performance. For additional information on the PSUs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Business Priorities for 2007 and Beyond,” and Note 13, “Stock—Based Compensation,” of the Notes to Consolidated Financial Statements.

•	In February 2007, we also granted performance cash awards providing for the payment of up to $50 million to a group of our managing directors and other high-performing senior-level employees. These cash retention awards generally are earned if we are able to achieve certain performance metrics, similar to those required under the PSU program. These performance cash awards were designed to retain our existing employees by diversifying their performance awards between cash and equity awards. For additional information on the performance cash awards, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Business Priorities for 2007 and Beyond,” and Note 13, “Stock—Based Compensation,” of the Notes to Consolidated Financial Statements.

•	In November 2006, we began our partnership with Yale University to create the BearingPoint Leadership Program at the Yale School of Management, an innovative education and training program focusing on career and leadership development for our employees. We believe that our collaboration with Yale will offer our employees and new recruits with a unique learning experience that will help improve our ability to recruit and retain talented and motivated employees, enhance the quality of the services we deliver to our clients and cultivate a shared set of values, skills and culture that we hope will come to define a career with us.

•	As part of our increased emphasis on a “pay for performance” compensation structure, we introduced performance-based cash bonus incentives in 2006. In 2006, we paid performance-based cash bonuses in an aggregate amount of $16 million to select staff-level employees, based on 2005 performance. Through June 2007, we have paid performance-based cash bonuses totaling approximately $50 million ($34 million to staff, $17 million to managing directors), based on 2006 performance. We believe the payment of a bonus for 2006 performance was appropriate, for retention purposes and because we were able to sustain our underlying operations and our core business continued to perform, despite the issues we continue to face with respect to our financial accounting systems and efforts to become timely in our SEC periodic filings.

•	Under our “BE an Owner” program, eligible employees below the managing director level were intended to receive a stock grant equivalent to 3% of their annual salaries as of October 3, 2005. In January 2006, we paid the first half of the amount (1.5% of annual salary as of October 3, 2005) to our eligible employees in cash, in an aggregate amount of $18.4 million. After we have become current in our SEC periodic filings and we are able to issue freely tradable shares of our common stock, we intend to make a special contribution of approximately $14 million (the remaining 1.5% of annual salary as of October 3, 2005) under our Employee Stock Purchase Plan (the “ESPP”) on behalf of these eligible employees, which will be used to purchase shares of our common stock pursuant to the terms of the ESPP.

Background

We were incorporated as a business corporation under the laws of the State of Delaware in 1999. We were part of KPMG LLP, now one of the “Big 4” accounting and tax firms. In January 2000, KPMG LLP transferred its consulting business to our Company. In February 2001, we completed our initial public offering, and on October 2, 2002, we changed our name to BearingPoint, Inc. from KPMG Consulting, Inc. Our principal offices are located at 1676 International Drive, McLean, Virginia 22102-4828. Our main telephone number is 703.747.3000.

In 2002, we significantly expanded our European presence with the purchase of KPMG Consulting AG (subsequently renamed BearingPoint GmbH), which included employees primarily in Germany, Switzerland and Austria. We continued to further our global expansion in 2002 by acquiring all or portions of the consulting practices of several global accounting firms in Brazil, Finland, France, Japan, Norway, Singapore, South Korea, Spain, Sweden, Switzerland and the United States.

ITEM 1A.	RISK FACTORS

Risks that Relate to our Failure to Timely File Periodic Reports with the SEC and our Internal Control over Financial Reporting

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

We did not timely file with the SEC our Forms 10-K for 2004, 2005 and 2006, and we have not yet filed with the SEC our Forms 10-Q for the quarterly periods ended March 31, 2006, June 30, 2006, September 30, 2006 and March 31, 2007. Consequently, we are not compliant with the reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”) or the listing rules of the New York Stock Exchange (the “NYSE”).

Our inability to timely file our periodic reports with the SEC involves a number of significant risks, including:

•	If we are not timely in filing our periodic reports by October 31, 2008, (i) a breach could be declared by our lenders under our senior secured credit facility, which may result in the lenders declaring our outstanding loans due and payable in whole or in part, and potentially resulting in a cross-default to one or more series of our convertible subordinated debentures and other indebtedness, and/or (ii) a breach could be claimed by holders of one or more series of our subordinated debentures resulting in a cross-default under our senior secured credit facility. See “—Risks that Relate to Our Liquidity.”

•	If the NYSE ceases to grant us extensions to file our periodic reports with the NYSE, it has the right to begin proceedings to delist our common stock. A delisting of our common stock would have a material adverse effect on us by, among other things:

•	reducing the liquidity and market price of our common stock;

•	resulting in a possible event of default under and acceleration of our senior secured credit facility and triggering a right to the holders of our debentures to request us to repurchase all then outstanding debentures; and

•	reducing the number of investors willing to hold or acquire our common stock, thereby restricting our ability to obtain equity financing.

•	We may have difficulty retaining our clients and obtaining new clients.

•	We are not eligible to use a registration statement to offer and sell freely tradable securities, which prevents us from accessing the public capital markets or delivering shares under our equity plans.

•	Because we are not current in our SEC periodic filings, significant features of many of our employee equity plans remain suspended and our employees have effectively been precluded from realizing the appreciation in equity-based awards. The longer we are unable to deliver shares for purchase under our ESPP, the higher likelihood that we may experience increased rates of withdrawals by our employees of their accumulated contributions to our ESPP. For more information, see “—Risks that Relate to our Liquidity.”

Any of these events could materially and adversely affect our financial condition and results of operations.

In 2004, we identified material weaknesses in our internal control over financial reporting, the remediation of which has materially and adversely affected our business and financial condition, and as of December 31, 2006, these material weaknesses remain.

As discussed in Item 9A, “Controls and Procedures,” of this Annual Report, our management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 and has identified a number of material weaknesses in internal control over financial reporting as of December 31, 2006. A detailed description of each material weakness is described in Item 9A of this Annual Report. Due to these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006. The existence of these material weaknesses continue to cause us to perform significant, substantial procedures to compensate for them. These material weaknesses, and other material weaknesses since remediated, also previously caused significant errors that led to the restatement of a number of our previously issued financial statements for certain fiscal periods prior to our year ended December 31, 2004.

Management’s conclusion as to the effectiveness of our internal control over financial reporting for 2006, as well as the material weaknesses that contributed to that conclusion, remain substantially the same as management’s conclusion, and the material weaknesses contributing to that conclusion, for 2005 and 2004. We were unsuccessful in our attempts to remediate significant numbers of material weaknesses by the end of 2006. We can currently give no assurances as to how many material weaknesses will be remediated by the end of 2007. We currently do not anticipate full remediation of all material weaknesses until 2008.

Moreover, we continue to experience difficulty in internally producing accurate and timely forecasted financial information due, in part, to issues related to the material control weaknesses and other deficiencies identified as part of management’s assessment of internal control over financial reporting and to the delays in filing our periodic reports with the SEC. While we continue to address many of the underlying issues that have affected our ability to produce accurate internal financial forecasts, there can be no assurance that our ability to produce such forecasts has sufficiently improved to enable us to accurately and timely predict and assess the ongoing cash demands or financial needs of our business. Moreover, our difficulties in producing accurate internal financial forecasts could continue to jeopardize the accuracy of any financial guidance we provide publicly.

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting. We cannot be certain that any remedial measures we have taken or plan to take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate these material weaknesses. Our inability to remedy these identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future, could, among other things, cause us to fail to file our periodic reports with the SEC in a timely manner, result in the need to restate financial results for prior periods, prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud, result in the loss of government contracts, or require us to incur further additional costs or divert management resources. Due to its inherent limitations, effective internal control over financial reporting can provide only reasonable assurances that transactions are properly recorded, or that the unauthorized acquisition, use or disposition of our assets, or inappropriate reimbursements and expenditures, will be detected. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness.

Furthermore, in order to sustain the timely production of our financial statements and SEC periodic reports, we must dramatically reduce the time required to prepare our financial statement accounts and balances. Until our material weaknesses have been remediated, we will not be able to fully minimize the time required to prepare our financial statement accounts and balances. Our ability to become timely and remain current in our SEC periodic filings will depend on, among other things, our ability to increase the focus of, and maximize the cooperation from, our client engagement teams and other corporate services in providing financial information and updates into our financial closing process on a timely basis. If we are unable to achieve these efficiencies, we may be unable to become timely in our SEC periodic filings, or to sustain being timely once current.

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

Our senior management and Board of Directors devote significant time to these matters. These lawsuits and the SEC investigation may cause us to incur significant legal expenses, could have a disruptive effect upon the operations of our business, and could consume inordinate amounts of the time and attention of our senior management and Board of Directors.

Depending on the outcome of these lawsuits and the SEC investigation, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse impact on our financial results and condition and, consequently, negatively impact the trading price of our common stock.

Risks that Relate to Our Business

Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for our consulting and systems integration services.

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

Our contracts funded by U.S. Federal government agencies, inclusive of government sponsored enterprises, accounted for approximately 28.5% of our revenue in 2006. We depend particularly on contracts funded by clients within the Department of Defense, which accounted for approximately 11.3% of our revenue in 2006. We believe that our U.S. Federal government contracts will continue to be a source of a significant amount of our revenue for the foreseeable future. Our business could be materially harmed if the Federal government reduces its spending or reduces the budgets of its departments or agencies. Reduced budget and other political and regulatory factors may cause these departments and agencies to reduce their purchases under, or exercise their rights to terminate, existing contracts, or may result in fewer or smaller new contracts to be awarded to us.

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

Factors affecting the rates we are able to charge for our services include:

•	our clients’ perception of our ability to add value through our services;

•	our ability to access and use of lower-cost service delivery personnel, as compared to the ability of our competitors to do so;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors; and

•	general economic conditions in the United States and abroad.

Factors affecting our utilization rates include:

•	seasonal trends, primarily as a result of our hiring cycle and holiday and summer vacations;

•	our ability to transition employees from completed projects to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriately balanced and sized workforce;

•	our ability to manage attrition; and

•	our ability to mobilize our workforce quickly or economically, especially outside the United States.

Our operating results are also a function of our ability to control our costs. If we are unable to control these costs, such as costs associated with the production of financial statements, settlement of lawsuits or management of a significantly larger and more diverse workforce, our results of operations could be materially and adversely affected.

We continue to incur selling, general and administrative (“SG&A”) expenses at levels significantly higher than those of our competitors. If we are unable to significantly reduce SG&A expenses over the near term, our ability to achieve, and make significant improvements in, net income and profitability will remain in jeopardy.

In recent years we have experienced exceptionally high levels of SG&A expenses, primarily as a result of continuing issues related to our North American financial reporting systems and our internal controls, higher than average costs associated with hiring and retaining our employees and other assorted costs, including legal expenses associated with various disputes and litigation. During 2006, we incurred external costs related to the closing of our financial statements of approximately $128.2 million, compared to approximately $94.6 million in 2005. We currently expect our costs for 2007 related to these efforts to be approximately $68 million. In addition, we also currently expect to incur an additional $24.6 million in costs in 2007 related to preparation for the transition to our new North American financial reporting systems. Given our decision to defer implementation of our North American financial reporting systems until mid-2008, the level of these external and preparatory costs may vary significantly. It is likely that higher than normal SG&A costs will continue through 2007 and 2008 as we seek to achieve our objectives of timely preparing and filing our financial statements and SEC periodic reports, remediating material weaknesses in our internal control over financial reporting and completing the replacement of our North American financial reporting systems.

Our ability to reduce future SG&A expenses is dependent, among other things, on:

•	improving our controls around the financial closing process;

•	remediating deficiencies in our internal controls;

•	reducing the amount of time and effort spent to substantiate the accuracy and completeness of our financial results;

•	reducing redundant systems and activities;

•	streamlining the input and capture of data; and

•	hiring and retaining skilled finance and accounting personnel while decreasing the number of personnel required to support our financial close process, including reliance on contractors.

If we are unable to achieve these objectives, offset these costs through other expense reductions, or if we encounter additional difficulties or setbacks in achieving these objectives, our SG&A expenses could significantly exceed currently expected levels and, consequently, materially and adversely affect our competitive position, financial condition, results of operations and cash flows.

The systems integration consulting markets are highly competitive, and we may not be able to compete effectively if we are not able to maintain our billing rates or control our costs related to these engagements.

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

We depend on contracts with U.S. Federal government agencies, particularly with the Department of Defense, for a significant portion of our revenue and consequently we are exposed to various risks inherent in the government contracting process, including the following:

•	Our government contracts are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts, which are unfavorable to us. These rights and remedies allow government clients, among other things, to:

•	establish temporary holdbacks of funds due and owed to us under contracts for various reasons;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in products, systems and technology produced by us;

•	prohibit future procurement awards with a particular agency if it is found that our prior relationship with that agency gives us an unfair advantage over competing contractors;

•	subject the award of contracts to protest by competitors, which may require the suspension of our performance pending the outcome of the protest or our resubmission of a bid for the contract, or result in the termination, reduction or modification of the awarded contract; and

•	prospectively reduce our pricing based upon achieving certain agreed service volumes or other metrics and reimburse any previously charged amounts subsequently found to have been improperly charged under the contract.

•	Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business. In addition, security breaches in sensitive government systems that we have developed could damage our reputation and eligibility for additional work and expose us to significant losses.

•	The Federal government audits and reviews our performance on contracts, pricing and cost allocation practices, cost structure, systems, and compliance with applicable laws, regulations and standards. If

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

Our success depends largely on our general ability to attract, develop, motivate and retain highly skilled professionals. Competition for skilled personnel in the consulting and technology services business is intense. In light of our current issues related to our North American financial reporting systems and our internal controls, it is particularly critical that we continue to attract and retain experienced finance personnel. Recruiting, training and retention costs and benefits place significant demands on our resources. In addition, because we are not current in our SEC periodic filings, the near-term value of our equity incentives is uncertain, and our ability to use equity to attract, motivate and retain our professionals is in jeopardy. Significant features of many of our employee equity plans remain suspended. The continuing loss of significant numbers of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to obtain and successfully complete important engagements and thus maintain or increase our revenue.

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

In addition, we generate a significant portion of our revenue from projects to implement software developed by others. Our future success in the software implementation business depends, in part, on the continuing viability of these companies, their ability to maintain market leadership and our ability to maintain a good relationship with these companies.

Loss of our joint marketing relationships could reduce our revenue and growth prospects.

Our most significant joint marketing relationships are with Microsoft Corporation, Oracle Corporation and SAP AG. These relationships enable us to increase revenue by providing us additional marketing exposure, expanding our sales coverage, increasing the training of our professionals and developing and co-branding service offerings that respond to customer demand. The loss of one or more of these relationships could adversely affect our business by terminating current joint marketing and product development efforts or otherwise decreasing our revenue and growth prospects. Because most of our significant joint marketing relationships are nonexclusive, if our competitors are more successful in, among other things, building leading-edge products and services, these entities may form closer or preferred arrangements with other consulting organizations, which could materially reduce our revenue.

We are not likely to be able to significantly grow our business through mergers and acquisitions in the near term.

We have had limited success in valuing and integrating acquisitions into our business. Given past experiences, the current competing demands for our capital resources and limitations contained in our senior secured credit facility, we are unlikely to grow our business through significant acquisitions. Our inability to do so may competitively disadvantage us or jeopardize our independence.

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

Our quarterly revenue and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in our stock price. Factors that could cause variations in our quarterly financial results include:

•	the business decisions of our clients regarding the use of our services;

•	seasonality, including the number of work days and holidays and summer vacations;

•	the stage of completion of existing projects or their termination;

•	cost overruns or revenue write-offs resulting from unexpected delays or delivery issues on engagements;

•	periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing engagements;

•	our ability to transition employees quickly from completed projects to new engagements;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs and support services costs, particularly outside the United States where local labor laws may significantly affect our ability to mobilize personnel quickly or economically;

•	currency exchange fluctuations;

•	ongoing costs associated with our efforts to remediate material weaknesses in our internal control over financial reporting, and to produce timely and accurate financial information despite the continuing existence of these material weaknesses;

•	changes in, or the application of changes to, accounting principles generally accepted in the United States, particularly those related to revenue recognition; and

•	global, regional and local economic and political conditions and related risks, including acts of terrorism.

Our profitability may decline due to financial, regulatory and operational risks inherent in worldwide operations.

In 2006, approximately 33.3% of our revenue was attributable to activities outside North America. Our results of operations are affected by our ability to manage risks inherent in our doing business abroad. These risks include exchange rate fluctuation, regulatory concerns, terrorist activity, restrictions with respect to the movement of currency, access to highly skilled workers, political and economic stability, unauthorized and improper activities of employees and our ability to protect our intellectual property. Despite our best efforts, we may not be in compliance with all regulations around the world and may be subject to penalties and fines as a result. These penalties and fines may materially and adversely affect our profitability.

Some of our services are performed in high-risk locations, such as Iraq and Afghanistan, where the country or location is suffering from political, social or economic issues, or war or civil unrest. In those locations, we incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Despite our best efforts, we may suffer the loss of our employees or those of our contractors. The risk of these losses and the costs of protecting against them may become prohibitive. If so, we may face taking a decision regarding removing our employees from one or more of these countries and ceasing to seek new work or complete the existing contracts that we have in those countries or regions. Such a decision could, directly or indirectly, materially and adversely affect our current and future revenue, as well as our profitability.

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

Risks that Relate to Our Liquidity

Our current cash resources might not be sufficient to meet our expected cash needs over time.

We have experienced recurring net losses. We have generated positive cash flow from operations in only three quarters since the beginning of our 2005 fiscal year. Historically, we have often failed, sometimes significantly, to achieve management’s periodic operating budgets and cash forecasts.

If we cannot consistently generate positive cash flow from operations, we will need to meet operating shortfalls with existing cash on hand, avail ourselves of the capital markets or implement or seek alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, seeking additional debt or equity capital and selling assets. There can be no assurances that existing cash will be sufficient, we will have timely access to the capital markets or that any of these strategies can be implemented on satisfactory terms, on a timely basis, or at all.

We have been unable to issue shares of our common stock under our ESPP since February 1, 2005. The longer we are unable to issue shares of our common stock, the more likely our ESPP participants may elect to withdraw their accumulated cash contributions from the ESPP at rates higher than those we have historically experienced.

Under our ESPP, eligible employees may purchase shares of our common stock at a discount, through payroll deductions that accumulate over an offering period. Shares of common stock typically are purchased under the ESPP every six months. Because we are not current in our SEC periodic filings, we have been, and continue to be, unable to issue freely tradable shares of our common stock and have not issued any shares of common stock under the ESPP for our current offering period, which began on February 1, 2005. Employee ESPP contributions are currently included in our available cash balances on hand, amounting to approximately $22.4 million of accumulated contributions as of March 31, 2007. These contributions may be withdrawn by our employees on demand. If we experience withdrawal rates higher than those we have historically experienced, our cash flow could be materially and adversely affected.

Our 2007 Credit Facility imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms. If we violate these restrictions, we will be in default under the 2007 Credit Facility, which may cross-default to our other indebtedness.

On May 18, 2007, we entered into a $400 million senior secured credit facility and on June 1, 2007, we amended and restated the credit facility to increase the aggregate commitments under the facility to $500 million (the “2007 Credit Facility”). The 2007 Credit Facility consists of term loans in an aggregate principal amount of $300 million and a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200 million. For more information on our 2007 Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Under the 2007 Credit Facility, certain of our corporate activities are restricted, which include, among other things, limitations on: disposition of assets; mergers and acquisitions; payment of dividends; stock repurchases and redemptions; incurrence of additional indebtedness; making of loans and investments; creation of liens; prepayment of other indebtedness; and engaging in certain transactions with affiliates. Any event of default under the 2007 Credit Facility or agreements governing our other significant indebtedness could lead to an acceleration of debt under the 2007 Credit Facility or other debt instruments that contain cross-default provisions. If the indebtedness under the 2007 Credit Facility were to be accelerated, our assets may not be sufficient to repay amounts due under the 2007 Credit Facility and the other debt securities then accelerated.

If we cannot generate positive cash flow from our operations, we eventually may not be able to service our indebtedness.

Our ability to make scheduled payments of principal and interest on, or to refinance, our indebtedness and to satisfy our other debt obligations will depend primarily upon our future ability to generate positive cash flow from operations. If we cannot generate positive cash flow from operations, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of any indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, our financial condition, cash flows and results of operations would be materially affected.

We may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

Some of our clients, primarily in the state and local market, require us to obtain surety bonds, letters of credit or bank guarantees in support of client engagements. We may be required to post additional collateral (cash or letters of credit) to support our obligations under our surety bonds upon the demand of our surety providers. If we cannot obtain or maintain surety bonds, letters of credit or bank guarantees on acceptable terms, we may be unable to maintain existing client engagements or to obtain additional client engagements that require them. In turn, our current and planned revenue, particularly from our Public Services business, could be materially and adversely affected.

Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our financial condition.

On February 6, 2007, Standard & Poor’s Rating Services (“Standard & Poor’s”) withdrew our senior unsecured rating of B- and our subordinated debt rating of CCC+ and removed them from CreditWatch. Separately, on October 6, 2006, Moody’s downgraded our corporate family rating to B2 from B1 and the ratings for two of our subordinated convertible bonds series to B3 from B2, and placed our ratings on review for further downgrade.

Actions such as those by the rating agencies may affect our ability to obtain financing or the terms on which such financing may be obtained. Our inability to obtain additional financing, or obtain additional financing on terms favorable to us, could hinder our ability to fund general corporate requirements, affect our stock price, limit our ability to compete for new business, and increase our vulnerability to adverse economic and industry conditions.

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

We have made two issuances of convertible subordinated debentures and two issuances of convertible senior subordinated debentures. For a description of these debentures, see Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Securities Not Registered Under the Securities Act.”

The holders of our debentures have the right to require us to repurchase any outstanding debentures upon certain dates and designated events. These events include certain change of control transactions and a termination of trading, which occurs if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange. If we are unable to repurchase any of our debentures when due or otherwise breach any other debenture covenants, we may be in default under the related indentures, which could lead to an acceleration of unpaid principal and accrued interest under the indentures. Any such acceleration could lead to an acceleration of amounts outstanding under our 2007 Credit Facility. In the event of any acceleration of unpaid principal and accrued interest under our 2007 Credit Facility or under the debentures, we will not be permitted to make payments to the holders of the debentures until the unpaid principal and accrued interest under our 2007 Credit Facility have been fully paid.

Risks that Relate to Our Common Stock

The price of our common stock may decline due to the number of shares that may be available for sale in the future.

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock.

Upon conversion or exercise of our outstanding convertible debt and warrants, we will issue the following number of shares of our common stock, subject to anti-dilution protection and other adjustments, including upon certain change of control transactions:

	Initial Per Share		Total
	Conversion	Initial	Approximate
	Price/Exercise	Conversion	Number of
Convertible Debt and Warrants	Price	Dates	Shares

$250.0 million 2.50% Series A Convertible Subordinated Debentures due 2024	$10.50	None (1)	23.8 million
$200.0 million 2.75% Series B Convertible Subordinated Debentures due 2024	$10.50	None (1)	19.0 million
$200.0 million 5.0% Convertible Senior Subordinated Debentures due 2025	$6.60	April 27, 2005	30.3 million
$40.0 million 0.50% Convertible Senior Subordinated Debentures due 2010	$6.75	July 15, 2006	5.9 million
Warrants issued in connection with the July 2005 Senior Debentures	$8.00	July 15, 2006	3.5 million

Total			82.5 million

(1)	The holders of the Series A Debentures and Series B Debentures have the right to convert the debentures into shares of common stock only upon the occurrence of certain triggering events.

As a result of our continuing delay in becoming current in our SEC periodic filings, we are not able to file a registration statement covering the shares issuable upon conversion of any of the debentures or exercise of the July 2005 Warrants. Once such a registration statement is effective, more of the shares associated with such debentures and warrants may be sold. Any sales in the public market of such shares of common stock could adversely affect prevailing market prices of our common stock. In addition, under certain circumstances, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could depress the price of our stock.

As of March 31, 2007, our employees held stock options to purchase 34.7 million shares, representing approximately 17% of the 201,593,999 Company’s shares of common stock then outstanding and of which 31.6 million shares are currently vested. An additional number of stock options generally will become exercisable during the calendar years indicated below:

	Exercise Price
Number of Shares	Range	Average	Calendar Year

1,470,000	$5.72 — $10.00	$8.28	2007	(remainder of 2007)
961,000	5.72 — 8.77	8.06	2008
713,000	7.20 — 8.70	7.85	2009

Since 2005 we have significantly increased the issuance of equity in the form of restricted stock units (“RSUs”) and PSUs (collectively, “stock units”) to managing directors and other key employees, as a means of better aligning the interests of these employees with our shareholders and to enhance the retention of current managing directors. As of March 31, 2007, an aggregate of 21.8 million RSUs and 21.9 million PSUs, net of forfeitures, were issued and outstanding, respectively. The following shares of common stock are expected to be delivered upon settlement of these stock units during the calendar years indicated below (assuming settlement of the PSUs at 100% vesting in 2009):

Number of Shares	Calendar Year

8,717,582	2007
4,138,191	2008
30,839,099	2009 and thereafter

Because we are not current in our SEC periodic filings, we are unable to issue freely tradable shares of our common stock. Consequently, we have not issued shares under our ESPP or LTIP since January and April 2005, respectively, and significant features of many of our employee equity plans remain suspended. We expect that once we are current in our SEC periodic filings and we are able to issue freely tradable shares of our common stock, our employees may wish to sell a significant number of these shares of common stock, which could materially depress the price of our common stock. Based on the accumulated contributions and the closing price of our common stock as of March 31, 2007, approximately 3.4 million shares would have been purchased through our ESPP as of such date if we could have issued shares under the ESPP. We are considering exercising various rights that we have to stagger the settlement of outstanding, vested stock units once we become current in our SEC periodic filings; however, these alternatives may not be well received by our employees. We have no comparable right to defer settlement of shares due under our ESPP.

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

Our properties consist of leased office facilities for specific client contracts and for sales, support, research and development, consulting, administrative and other professional personnel. Our corporate headquarters consists of approximately 235,000 square feet in McLean, Virginia. As of December 31, 2006, we occupied approximately 90 additional offices in the United States and approximately 59 offices in Latin America, Canada, the Asia Pacific region and EMEA. All office space referred to above is leased pursuant to operating leases that expire over various periods during the next 10 years. Portions of our office space are sublet under operating lease agreements, which expire over various periods during the next 10 years and are also being marketed for sublease or disposition. Although we believe our facilities are adequate to meet our needs in the near future, our business requires that our lease holdings accommodate the dynamic needs of our various consulting engagements and, given business demands, the makeup of our leasehold portfolio may change within the next twelve-month period to address these demands.

In May 2007, in connection with the settlement of our dispute with KPMG LLP (“KPMG”) regarding the transition services agreement entered into with KPMG in connection with our initial public offering, we amended certain real estate documents relating to a number of properties that we currently sublet from KPMG to either allow us to further sublease these properties to third parties, or to return certain properties we no longer utilize to KPMG, in return for a reduction of the amount of our sublease obligations to KPMG for those properties.

ITEM 3.	LEGAL PROCEEDINGS

Overview

We currently are a party to a number of disputes that involve or may involve litigation or other legal or regulatory proceedings. Generally, there are three types of legal proceedings to which we have been made a party:

•	Claims and investigations arising from our continuing inability to timely file periodic reports under the Exchange Act, and the restatement of our financial statements for certain prior periods to correct accounting errors and departures from generally accepted accounting principles for those years (“SEC Reporting Matters”);

•	Claims and investigations being conducted by agencies or officers of the U.S. Federal government and arising in connection with our provision of services under contracts with agencies of the U.S. Federal government (“Government Contracting Matters”); and

•	Claims made in the ordinary course of business by clients seeking damages for alleged breaches of contract or failure of performance, by current or former employees seeking damages for alleged acts of wrongful termination or discrimination, and by creditors or other vendors alleging defaults in payment or performance (“Other Matters”).

We currently maintain insurance in types and amounts customary in our industry, including coverage for professional liability, general liability and management and director liability. Based on management’s current assessment and insurance coverages believed to be available, we believe that the Company’s financial statements include adequate provision for estimated losses that are likely to be incurred with regard to all matters of the types described above.

SEC Reporting Matters

2005 Class Action Suits. In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia, alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to our financial results in our SEC filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. We were awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. The Supreme Court decision is expected to significantly inform the court’s decision regarding the complaint and our motion to dismiss the complaint. It is not possible to predict with certainty whether or not we will ultimately be successful in this matter or, if not, what the impact might be.

2005 Shareholder’s Derivative Demand. On May 21, 2005, we received a letter from counsel representing one of our shareholders requesting that we initiate a lawsuit against our Board of Directors and certain present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in our report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation, our Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. We filed demurrers on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims, with leave to file amended claims. As a result of our annual meeting of stockholders held on December 14, 2006, the claim seeking the scheduling of an annual meeting became moot. On January 3, 2007, the plaintiff filed an amended derivative complaint re-asserting the previously dismissed derivative claims and alleging that the Board’s refusal of his demand was not in good faith. The Company’s renewed motion to dismiss all remaining claims was heard on March 23, 2007 and no ruling has yet been entered.

SEC Investigation. On April 13, 2005, pursuant to the same matter number as its inquiry concerning our restatement of certain financial statements issued in 2003, the staff of the SEC’s Division of Enforcement requested information and documents relating to our March 18, 2005 Form 8-K. On September 7, 2005, we announced that the staff had issued a formal order of investigation in this matter. We subsequently have received subpoenas from the staff seeking production of documents and information, including certain information and documents related to an investigation conducted by our Audit Committee. We continue to provide information and documents to the SEC as requested. The investigation is ongoing and the SEC is in the process of taking the testimony of a number of our current and former employees, as well as one of our former directors.

In connection with the investigation by our Audit Committee, we became aware of incidents of possible non-compliance with the Foreign Corrupt Practices Act and our internal controls in connection with certain of our operations in China and voluntarily reported these matters to the SEC and U.S. Department of Justice in November 2005. Both the SEC and the Department of Justice are investigating these matters in connection with the formal investigation described above. On March 27, 2006, we received a subpoena from the SEC regarding information related to these matters.

Government Contracting Matters

California Subpoenas. In December 2004, we were served with a subpoena by the Grand Jury for the United States District Court for the Central District of California. The subpoena sought records relating to twelve contracts between the Company and the U.S. Federal government, including two General Service Administration (“GSA”) schedules, as well as other documents and records relating to our U.S. Federal government work. We have produced documents in accordance with an agreement with the Assistant U.S. Attorney. The focus of the review is upon our billing and time/expense practices, as well as alliance agreements where referral or commission payments were permitted. In July 2005, we received a subpoena by the U.S. Army related to Department of Defense contracts. We subsequently were served with several subpoenas issued by the inspectors general of the GSA and the Department of Defense. These subpoenas are largely duplicative of the grand jury subpoena. In December 2006, the Company’s counsel was informally informed by the Assistant U.S. Attorney involved in this matter that the government has declined to pursue any criminal proceedings arising out of this matter. The government continues to pursue the investigation on the civil side. We continue to cooperate fully and have produced substantial amounts of documents and other information. At this time, we cannot predict the outcome of the investigation.

Core Financial Logistics System. There is an ongoing investigation of the Core Financial Logistics System (“CoreFLS”) project by the Inspector General’s Office of the Department of Veterans Affairs and by the Assistant U.S. Attorney for the Central District of Florida. To date, we have been issued three subpoenas, in June 2004, December 2004 and May 2006, seeking the production of documents relating to the CoreFLS project. We are cooperating with the investigation and have produced documents in response to the subpoenas. To date, there have been no specific allegations of criminal or fraudulent conduct on our part or any contractual claims filed against us by the Veterans Administration in connection with the project. We continue to believe we have complied with all of our obligations under the CoreFLS contract. We cannot, however, predict the outcome of the inquiry.

Other Matters

Peregrine Litigation. We were named as a defendant in several civil lawsuits regarding certain software resale transactions with Peregrine Systems, Inc. during the period 1999 and 2001, in which purchasers and other individuals who acquired Peregrine stock alleged that we participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price, and we were also sued by a trustee succeeding the interests of Peregrine for the same conduct. In December 2005, we executed conditional settlement agreements whereby we were released from liability in these matters and in all claims for indemnity by KPMG, our former parent, in each of these cases. We issued settlement payments of approximately $36.9 million with respect to these matters in September 2006. In addition, on January 5, 2006, we finalized an agreement with KPMG, providing conditional mutual releases to each other from fee advancement and indemnification claims with respect to these matters, with no settlement payment or other exchange of monies between the parties.

We did not settle the In re Peregrine Systems, Inc. Securities Litigation and on January 19, 2005, the matter was dismissed by the trial court as it relates to us. The plaintiffs have appealed the dismissal and briefing of the appeal has been completed. To the extent that any judgment is entered in favor of the plaintiffs against KPMG, KPMG has notified us that it will seek indemnification for any such sums. The Company disputes KPMG’s entitlement to any such indemnification.

On November 16, 2004, Larry Rodda, a former employee, pled guilty to one count of criminal conspiracy in connection with the Peregrine software resale transactions that continue to be the subject of the government inquiries. Mr. Rodda also was named in a civil suit brought by the SEC. We were not named in the indictment or civil suit, and are cooperating with the government investigations.

Series B Debenture Suit. On September 8, 2005, certain holders of our 2.75% Series B Convertible Subordinated Debentures (the “Series B Debentures”) provided a purported Notice of Default to us based upon our failure to timely file certain of our SEC periodic reports due in 2005. Thereafter, these holders asserted that as a result, the principal amount of the Series B Debentures, accrued and unpaid interest and unpaid damages were due and payable immediately.

The indenture trustee for the Series B Debentures then brought suit against us and, on September 19, 2006, the Supreme Court of New York ruled on motion that we were in default under the indenture for the Series B Debentures and ordered that the amount of damages be determined subsequently at trial. We believed the ruling to be in error and on September 25, 2006, appealed the court’s ruling and moved for summary judgment on the matter of determination of damages.

After further negotiations, we and the relevant holders of our Series B Debentures entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with The Bank of New York, as trustee, which amends the subordinated indenture governing our 2.50% Series A Convertible Subordinated Debentures due 2024 (the “Series A Debentures”) and the Series B Debentures. Concurrently, we and the relevant holders of our Series B Debentures lawsuit agreed to discontinue the lawsuit.

The First Supplemental Indenture modifies the debentures to include: (i) a waiver of our SEC reporting requirements under the subordinated indenture through October 31, 2008, (ii) the interest rate payable on all Series A Debentures from 3.00% per annum to 3.10% per annum until December 23, 2011, and (iii) adjustment of the interest rate payable on all Series B Debentures from 3.25% per annum to 4.10% per annum until December 23, 2014.

In order to address any possibility of a claim of cross-default, on November 2, 2006, we entered into a First Supplemental Indenture with The Bank of New York, as trustee, which amends the indenture governing our 5.0% Convertible Senior Subordinated Debentures due 2025. The supplemental indenture includes a waiver of our SEC reporting requirements through October 31, 2007 and provides for further extension through October 31, 2008 upon our payment of an additional fee of 0.25% of the principal amount of the debentures. We paid to certain consenting holders of these debentures a consent fee equal to 1.00% of the outstanding principal amount of the debentures. In addition, on November 9, 2006, we entered into an agreement with the holders of our 0.50% Convertible Senior Subordinated Debentures due July 2010, pursuant to which we paid a consent fee equal to 1.00% of the outstanding principal amount of the debentures, in accordance with the terms of the purchase agreement governing the issuance of these debentures.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 2006, we held our 2006 Annual Meeting of Stockholders. Set forth below is information concerning each matter submitted to a vote at the meeting.

Election of Directors. Our stockholders elected the following persons as Class II directors, to hold office until the annual meeting of stockholders to be held in 2008 and their respective successors have been duly elected and qualified, and as Class III directors, to hold office until the annual meeting of stockholders to be held in 2009 and their respective successors have been duly elected and qualified, as applicable.

Nominee	For	Withhold

Class II Directors:
Wolfgang Kemna	146,986,049	15,119,408
Albert L. Lord	150,959,411	11,146,046
J. Terry Strange	147,088,156	15,017,301
Class III Directors:
Roderick C. McGeary	160,035,388	2,070,069
Harry L. You	160,822,084	1,283,373

Approval of Amended and Restated BearingPoint, Inc. 2000 Long-Term Incentive Plan. Our stockholders approved the adoption of the Amended and Restated BearingPoint, Inc. 2000 Long-Term Incentive Plan.

For	Against	Abstain

122,729,827	37,623,511	1,752,079

Ratification of Appointment of PricewaterhouseCoopers LLP. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for our 2006 fiscal year.

For	Against	Abstain

155,829,428	5,636,361	68,896

Executive Officers of the Company

Information about our executive officers as of June 1, 2007, is provided below.

Judy A. Ethell, 48, has been Chief Financial Officer since October 2006 and Executive Vice President—Finance and Chief Accounting Officer since July 2005. Previously, she held various positions with PricewaterhouseCoopers LLP (“PwC”) between 1982 and 2005. From 2003 to 2005, Ms. Ethell was a Partner and Tax Site Leader of PwC, where her duties included managing client service, human resources, marketing, and management of the St. Louis, Missouri Tax office. From 2001 to 2003, Ms. Ethell was a National Tour Partner (Tax) of PwC.

F. Edwin Harbach, 53, has been President and Chief Operating Officer since January 2007. From 1976 until his retirement in 2004, Mr. Harbach held various positions with and served in leadership roles at Accenture Ltd, a global management consulting, technology services and outsourcing company, including chief information officer, Managing Partner of Japan and Managing Director of Quality and Client Satisfaction.

Laurent C. Lutz, 47, has been General Counsel and Secretary since March 2006. From 1999 to 2006, Mr. Lutz was Assistant General Counsel, Corporate Finance and Securities, of Accenture Ltd, a global management consulting, technology services and outsourcing company.

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

Harry L. You, 48, has been a member of our Board of Directors and Chief Executive Officer since March 2005. Mr. You also served as the Company’s Interim Chief Financial Officer from July 2005 until October 2006. From 2004 to 2005, Mr. You was Executive Vice President and Chief Financial Officer of Oracle Corporation, a large enterprise software company. From 2001 to 2004, Mr. You was the Chief Financial Officer of Accenture Ltd, a global management consulting, technology services and outsourcing company. Mr. You is a director of Korn Ferry International, a leading provider of recruitment and leadership development services.

The term of office of each officer is until election and qualification of a successor or otherwise in the discretion of the Board of Directors.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.

None of the above-listed officers has any family relationship with any director or other executive officer. Please see “Certain Relationships and Related Transactions, and Director Independence—Judy Ethell/Robert Glatz” for information about Ms. Ethell’s relationship with Robert Glatz, a managing director and member of our management team.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the trading symbol “BE.” Until we are current in all of our periodic reporting requirements with the SEC, the NYSE will identify us as a late filer on its website and consolidated tape by affixing the letters “LF” to our common stock ticker symbol.

We did not file our annual reports on Form 10-K for 2005 and 2004 on a timely basis. We filed our 2004 Form 10-K on January 31, 2006 and our 2005 Form 10-K on November 22, 2006. We did not file this Annual Report on Form 10-K on a timely basis.

The following table sets forth the high and low sales prices for our common stock as reported on the NYSE for the quarterly periods indicated.

Price Range of Common Stock

	Price Range of
	Common Stock
	High	Low

Fiscal Year 2007
Second Quarter (as of June 22)	$8.00	$6.90
First Quarter	8.56	7.33
Fiscal Year 2006
Fourth Quarter	8.89	7.44
Third Quarter	9.00	7.36
Second Quarter	9.59	7.55
First Quarter	9.16	7.77
Fiscal Year 2005
Fourth Quarter	7.99	6.54
Third Quarter	8.50	7.27
Second Quarter	8.82	4.65
First Quarter	8.89	7.34
Fiscal Year 2004
Fourth Quarter	9.98	7.29
Third Quarter	9.25	7.22
Second Quarter	11.00	8.03
First Quarter	11.30	9.50

Holders

At June 1, 2007, we had approximately 858 stockholders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Our 2007 Credit Facility contains limitations on our payment of dividends. Our future dividend policy will also depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized us to repurchase up to $100.0 million of our common stock, and in April 2005, the Board of Directors authorized a stock repurchase program for an additional $100.0 million for common stock repurchases to be made over a twelve-month period beginning on April 11, 2005. We did not repurchase shares during this twelve-month period and the April 2005 authorization has now expired. Any shares repurchased under these stock repurchase programs are held as treasury shares.

We did not repurchase any of our common stock during 2006, and we do not intend to repurchase any shares of common stock until we are current in our periodic filings with the SEC. In addition, our 2007 Credit Facility contains limitations on our ability to repurchase shares of our common stock. At December 31, 2006 we were authorized to repurchase up to $64.3 million of our common stock.

Sales of Securities Not Registered Under the Securities Act

In 2006, we did not make any sales of securities not registered under the Securities Act. In 2004 and 2005, we completed the sale of the following convertible debt and warrants, all of which were sold pursuant to exemptions from registration provided by Section 4(2) or Regulation D under the Securities Act:

•	On December 22, 2004, we completed the sale of the $225.0 million aggregate principal amount of our 2.50% Series A Convertible Subordinated Debentures due 2024 (the “Series A Debentures”) and the $175.0 million aggregate principal amount of our 2.75% Series B Convertible Subordinated Debentures due 2024 (the “Series B Debentures”).

•	On January 5, 2005, we completed the sale of an additional $25.0 million aggregate principal amount of our Series A Debentures and an additional $25.0 million of our Series B Debentures.

•	On April 27, 2005, we completed the sale of the $200.0 million aggregate principal amount of our 5.00% Convertible Senior Subordinated Debentures due 2025 (the “April 2005 Senior Debentures”).

•	On July 15, 2005, we completed the sale of the $40.0 million aggregate principal amount of our 0.50% Convertible Senior Subordinated Debentures due July 2010 (the “July 2005 Senior Debentures”) and common stock warrants (the “July 2005 Warrants”) to purchase up to 3.5 million shares of our common stock.

Equity Compensation Plan Information
(as of December 31, 2006)

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))

Equity Compensation Plans Approved by Security Holders	53,844,732	$11.10	58,768,750	(1)(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	53,844,732	$11.10	58,768,750

(1)	Includes 35,019,474 shares of common stock available for grants of stock options, restricted stock, stock appreciation rights and other stock-based awards under our LTIP and 23,749,276 shares of common stock available for issuance under our ESPP.

(2)	Under our LTIP, the number of shares of common stock authorized for grants or awards under the plan is 92,179,333. Under our ESPP, the number of shares of our common stock available for purchase is 3,766,096 shares, plus an annual increase on the first day of each of our fiscal years beginning on July 1, 2001 and ending on June 30, 2026 equal to the lesser of (i) 30 million shares, (ii) three percent of the shares outstanding on the last day of the immediately preceding fiscal year or (iii) a lesser number of shares as determined by our Board of Directors or the Compensation Committee of the Board.

Other Equity Plan Information

Effective as of September 14, 2006, the previously announced temporary blackout period pursuant to Regulation BTR ended because the Company’s 401(k) Plan was amended to permanently prohibit participant purchases and Company contributions of Company common stock under the 401(k) Plan.

COMPARATIVE STOCK PERFORMANCE

Our Peer Group (the “Peer Group”) consists of Accenture Ltd, Computer Sciences Corporation, Electronic Data Systems Corporation, and Cap Gemini Ernst & Young. We believe that the members of the Peer Group are most comparable to us in terms of client base, service offerings and size.

The following graph compares the total stockholder return on our common stock from 2002 through 2006 with the total return on the S&P 500 Index and the Peer Group. The graph assumes that $100 is invested initially and all dividends are reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

Our selected financial data below are derived from our audited Consolidated Financial Statements and related Notes included elsewhere in this report as of and for the years ended December 31, 2006, 2005, and 2004. The selected data as of the six months ended December 31, 2003, and for the year ended June 30, 2003, are also derived from audited financial statements. The selected financial data for the year ended June 30, 2002 are derived from unaudited consolidated financial statements and, in the opinion of management, have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of results for these periods. Selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes thereto included herein.

Statements of Operations

				Six Months
	Year Ended			Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	June 30,	June 30,
	2006	2005	2004	2003	2003	2002
						(unaudited)
	(in thousands, except per share amounts)

Revenue	$3,444,003	$3,388,900	$3,375,782	$1,522,503	$3,157,898	$2,383,099

Costs of service:
Costs of service	2,863,856	3,001,327	2,816,559	1,221,249	2,436,864	1,761,444
Lease and facilities restructuring charge	29,621	29,581	11,699	61,436	17,283	—
Impairment charges	—	—	—	—	—	23,914

Total costs of service	2,893,477	3,030,908	2,828,258	1,282,685	2,454,147	1,785,358
Gross profit	550,526	357,992	547,524	239,818	703,751	597,741
Amortization of purchased intangible assets	1,545	2,266	3,457	10,212	45,127	3,014
Goodwill impairment charge (1)	—	166,415	397,065	127,326	—	—
Selling, general and administrative expenses	748,250	750,867	641,176	272,250	550,098	477,230

Operating income (loss)	(199,269)	(561,556)	(494,174)	(169,970)	108,526	117,497
Insurance settlement	38,000	—	—	—	—	—
Interest / other income (expense), net (2)	(19,774)	(37,966)	(17,644)	(1,773)	(10,493)	1,217
Loss on early extinguishment of debt	—	—	(22,617)	—	—	—

Income (loss) before taxes and cumulative effect of change in accounting principle	(181,043)	(599,522)	(534,435)	(171,743)	98,033	118,714
Income tax expense (3)	32,397	122,121	11,791	4,872	65,342	80,263

Income (loss) before cumulative effect of change in accounting principle	(213,440)	(721,643)	(546,226)	(176,615)	32,691	38,451
Cumulative effect of change in accounting principle, net of tax (4)	—	—	—	—	—	(79,960)

Net income (loss) applicable to common stockholders (5)	$(213,440)	$(721,643)	$(546,226)	$(176,615)	$32,691	$(41,509)

Earnings (loss) per share—basic and diluted:
Income (loss) before cumulative effect of change in accounting principle applicable to common stockholders	$(1.01)	$(3.59)	$(2.77)	$(0.91)	$0.18	$0.24
Cumulative effect of change in accounting principle	—	—	—	—	—	(0.50)

Net income (loss) applicable to common stockholders	$(1.01)	$(3.59)	$(2.77)	$(0.91)	$0.18	$(0.26)

Balance Sheet Data

	December 31,	December 31,	December 31,	December 31,	June 30,	June 30,
	2006	2005	2004	2003	2003	2002
						(unaudited)
	(in thousands)

Cash, cash equivalents, and restricted cash (6)	$392,668	$376,587	$265,863	$122,475	$121,790	$222,636
Total assets	1,939,240	1,972,426	2,182,707	2,211,613	2,150,210	948,029
Long-term liabilities	1,078,930	976,501	648,565	408,324	375,991	28,938
Total debt	671,850	674,760	423,226	248,228	277,176	1,846
Total liabilities	2,116,541	2,017,998	1,558,009	1,141,618	1,006,990	384,935
Total stockholders’ equity (deficit)	(177,301)	(45,572)	624,698	1,069,995	1,143,220	563,094

(1)	During the years ended December 31, 2005 and 2004 and the six months ended December 31, 2003, we recorded goodwill impairment charges of $166.4 million, $397.1 million and $127.3 million, respectively. For additional information regarding these goodwill impairment charges and international acquisitions, see Note 5, “Business Acquisitions, Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements.

(2)	During the year ended December 31, 2004, we recorded a change in accounting principle resulting in a charge of $0.5 million related to the elimination of a one-month lag in reporting for certain Asia Pacific subsidiaries, as well as a subsidiary within the EMEA region. While the elimination of the one-month lag is considered a change in accounting principle, the effect of the change is included in other income (expense) due to the immateriality of the change in relation to consolidated net loss.

(3)	During the year ended December 31, 2005, we recorded a valuation allowance of $55.3 million, primarily against our U.S. deferred tax assets to reflect our conclusions that it is more likely than not that these tax benefits would not be realized. For additional information, see Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements.

(4)	During the year ended June 30, 2002, we recognized a transitional impairment loss of $80.0 million as the cumulative effect of a change in accounting principle in connection with adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

(5)	During the fourth quarter of 2006, the one-month reporting lag in the remaining EMEA entities was eliminated. The elimination of one month of activity increased our 2006 consolidated net loss for the year ended December 31, 2006 by $1.2 million.

(6)	Restricted cash amounts at December 31, 2006, 2005 and 2004 were $3.1 million, $121.2 million and $21.1 million, respectively. As of December 31, 2003, June 30, 2003 and June 30, 2002, there was no restricted cash.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

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

We have started the transition of our business to a more integrated, global delivery model. In 2007, we created a Global Account Management Program and a Global Solutions Council represented by all of our industry groups that will focus on identifying opportunities for globalized solutions suites. Our Global Delivery Centers continue to grow, both in terms of personnel and the percentage of work they provide to our business units.

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

Our gross profit consists of revenue less our costs of service. The primary components of our costs of service include professional compensation and other direct contract expenses. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including the vesting of various stock awards, tax equalization for employees on foreign and long-term domestic assignments and costs associated with reductions in workforce). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software, and costs of subcontractors. If we are unable to adequately control or estimate these costs, or properly anticipate the sizes of our client service and support staff, our profitability will suffer.

Our operating profit reflects our revenue less costs of service and certain additional items that include, primarily, SG&A expenses, which include costs related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force, and other expenses related to managing and growing our business. Write-downs in the carrying value of goodwill and amortization of intangible assets have also reduced our operating profit.

Our operating cash flow is derived predominantly from gross operating profit and how we manage our receivables and payables.

Key Performance Indicators

In evaluating our operating performance and financial condition, we focus on the following key performance indicators: bookings, revenue growth, gross margin (gross profit as a percentage of revenue), utilization, days sales outstanding, free cash flow and attrition.

•	Bookings. We believe that information regarding our new contract bookings provides useful trend information regarding how the volume of our new business changes over time. Comparing the amount of new contract bookings and revenue provides us with an additional measure of the short-term sustainability of revenue growth. Information regarding our new bookings should not be compared to, or substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations. These amounts represent our estimate at contract signing of the net revenue expected over the term of that contract and involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported. Bookings do not include potential revenue that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under contracts that are subject to client discretion. In addition, government contracts or work orders are not included in bookings until related appropriations spending has been properly approved and, then, only to the extent of the amount of spending approved. Consequently, there can be significant differences between the times of contract signing and new contract booking recognition. Although our level of bookings provides an indication of how our business is performing, we do not characterize our bookings, or our engagement contracts associated with new bookings, as backlog because our engagements generally can be cancelled or terminated on short notice or without notice.

•	Revenue Growth. Unlike bookings, which provide only a general sense of future expectations, period-over-period comparisons of revenue provide a meaningful depiction of how successful we have been in growing our business over time.

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control our costs of services. Analysis of the various cost elements, including professional compensation expense, effects of foreign exchange rate changes and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in our business. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs. We also utilize certain adjusted gross margin metrics in connection with the vesting and settlement of certain employee incentive awards. For a discussion of these metrics, see Item 11, “Executive Compensation—Compensation Discussion and Analysis.”

•	Utilization. Utilization represents the percentage of time our consultants are performing work, and is defined as total hours charged to client engagement or to non-chargeable client-relationship projects divided by total available hours for any specific time period, net of holiday and paid vacation hours. In 2006, we changed how we define utilization to make this metric more consistent with how we believe our industry peer group measures this metric. Utilization percentages for 2005 set forth herein have been adjusted to conform to this new definition.

•	Days Sales Outstanding (“DSO”). DSO is an operational metric that approximates the amount of earned revenue that remains unpaid by clients at a given time. DSOs are derived by dividing the sum of our outstanding accounts receivable and unbilled revenue, less deferred revenue, by our average net revenue per day. “Average net revenue per day” is determined by dividing total net revenue for the most recently ended trailing twelve-month period by 365.

•	Free Cash Flow. Free cash flow is calculated by subtracting purchases of property and equipment from cash provided by operating activities. We believe free cash flow is a useful measure because it allows better understanding and assessment of our ability to meet debt service requirements and the amount of recurring cash generated from operations after expenditures for fixed assets. Free cash flow does not represent our residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”) is net cash provided by operating activities.

•	Attrition. Attrition, or voluntary total employee turnover, is calculated by dividing the number of our employees who have chosen to leave the Company within a certain period by the total average number of all employees during that same period. Our attrition statistic covers all of our employees, which we believe provides metrics that are more compatible with, and comparable to, those of our competitors.

Readers should understand that each of the performance indicators identified above are utilized by many companies in our industry and by those who follow our industry. There are no uniform standards or requirements for computing these performance indicators, and, consequently, our computations of these amounts may not be comparable to those of our competitors.

2006 Highlights

In 2006, we were able to sustain our underlying operations and our core business continued to perform, despite the issues we continue to face with respect to our financial accounting systems and efforts to become timely in our SEC periodic reports. We began to see the benefits of restructuring efforts undertaken in previous years, particularly in our Asia Pacific and EMEA industry groups, as well as management actions aimed at improving our profitability. These benefits allowed us to show significant improvements in gross profit and net income (loss) while maintaining relatively constant year-over-year levels of bookings and revenue. We were also successful in resolving and settling a number of long-running contractual disputes.

We were able to achieve these results despite increasing pricing pressures and competition for the retention of skilled personnel—two current industry-wide phenomena that affect us more acutely due to our continuing efforts to timely produce our financial statements and file our periodic reports with the SEC. We continue to be uniquely challenged in these regards and by persisting negative perceptions regarding our financial position that may have been, in our opinion, unjustifiably increased by our settlement of a vigorously contested lawsuit initiated by several holders of our Series B Debentures.

Of particular note in 2006 are the following:

•	New contract bookings for 2006 were $3,130.0 million, a slight decrease from new contract bookings of $3,130.7 million for 2005. We experienced strong bookings growth in all of our industry groups other than Commercial Services and Financial Services, with the most notable growth in our EMEA and Public Services industry groups. Commercial Services bookings were significantly lower when compared year-over-year, primarily due to 2005 bookings in excess of $100 million related to the signing of our contract with Hawaiian Telcom Communications, Inc. (the “HT Contract”), one of the largest contracts in our history. The short-term uncertainty and confusion precipitated by the dispute with certain holders of our Series B Debentures also appears to have had some temporary effect on bookings during the fourth quarter of 2006, particularly in our Financial Services business unit, which resulted in a year-over-year decrease in bookings for that business unit and can be expected to impact its revenue in early 2007. New contract bookings for the three months ended March 31, 2007 were approximately $709.5 million, compared with new contract bookings of $804.6 million for the three months ended March 31, 2006. Bookings growth in our international operations was not sufficient to offset contraction in our North American industry groups. In North America, Public Service bookings appear to have been impacted by increasing uncertainty surrounding the timing of approval of various Federal contract appropriations being precipitated by various factors, including ongoing congressional debates regarding military operations in Iraq and Afghanistan and the 2008 Federal budget. Year-over-year decreases in Public Services bookings for the three months ended March 31, 2007 are substantially attributable to growth in the first quarter of 2007 of the total contract value of new Federal contracts signed for which appropriations approval remained pending (“unfunded Federal contracts”) at March 31, 2007. We do not record unfunded Federal contracts as new contract bookings while appropriation approvals remain pending as there can be no assurances that these approvals will be forthcoming in the near future, if at all. Public Services bookings were also affected by one exceptionally large booking in our State, Local and Education (“SLED”) sector in the first quarter of 2005. Outside of our Public Services business unit, new contract bookings in North America were also negatively affected by commercial clients segregating larger projects into series of smaller work orders.

•	Our revenue for 2006 was $3,444.0 million, representing an increase of $55.1 million, or 1.6%, over 2005 revenue of $3,388.9 million. Significant revenue increases in Asia Pacific, Public Services and EMEA were substantially offset by Commercial Services revenue declines and reversals attributable to the settlement of disputes with two significant telecommunications industry clients.

•	Our gross profit for 2006 was $550.5 million, compared to $358.0 million for 2005. Gross profit as a percentage of revenue increased to 16.0% during 2006 from 10.6% during 2005. Revenue increases, as well as reductions in professional compensation expense and other direct contract expenses, were relatively equal contributors to this improvement.

•	During 2006 and 2007, we worked with Hawaiian Telcom Communications, Inc., a telecommunications industry client (“HT”), to resolve issues relating to our delivery of services for the design, build and operation of various information technology systems. On February 8, 2007, we entered into a Settlement Agreement and Transition Agreement with HT. Pursuant to the Settlement Agreement, we paid $52 million, $38 million of which was paid by certain of our insurers. In addition, we waived approximately $29.6 million of invoices and other amounts otherwise payable by HT to the Company. The Transition Agreement governed our transitioning of the remaining work under the HT Contract to a successor provider, which has been completed. In 2006 and 2005, we incurred losses of $28.2 million and $111.7 million, respectively, under the HT Contract.

•	On June 18, 2007, we entered into a settlement with a telecommunications industry client resolving the client’s claims under a client-initiated “audit” of certain of the Company’s time and expense charges relating to an engagement that closed in 2003. In connection with the settlement, we will make six equal annual payments to the client in an aggregate amount of $24 million, with the first payment made on the signing date in return for a full release of the client’s claims. While this settlement provides us with the opportunity to perform services for this client in the future, the dispute has and will likely continue to negatively affect the level of new bookings anticipated from this client in 2007.

•	On May 22, 2007, we settled certain disputes with KPMG that had arisen between our companies related to the February 2001 Transition Services Agreement. KPMG had asserted that we were liable to it for approximately $31 million under the Transition Services Agreement for certain technology service termination costs. While neither company admitted any liability under these claims, these claims were mutually released. In addition, we agreed to amend a number of real estate subleases between KPMG and BearingPoint, and consent to the further subletting of others. The settlement further involves cash payments by us to KPMG of $5 million over a three-year time frame.

•	We incurred SG&A expenses of $748.3 million in 2006, representing a decrease of $2.6 million, or 0.3%, from SG&A expenses of $750.9 million in 2005. While we achieved costs savings by reducing the size of our sales force and other business development expenses, these cost savings were significantly offset by continuing increases in our finance and accounting costs, primarily for sub-contracted labor and other costs related to the closing of our 2005 financial statements, and charges related to our agreement with Yale University. During 2006, we incurred external costs related to the closing of our financial statements of approximately $128.2 million, compared to approximately $94.6 million for 2005. We currently expect our costs for 2007 related to these efforts to be approximately $68 million.

•	For 2006, we decided to allocate $17 million among our managing directors as a performance cash bonus because: (i) we had not previously paid performance-based bonuses to our managing directors and desired to begin implementing our “pay for performance” philosophy; (ii) we were able to sustain our underlying operations and our core business continued to perform, despite the issues we continue to face with respect to our financial accounting systems and efforts to become timely in our SEC periodic reports; and (iii) we were unable to provide for bonuses under the MD Compensation Plan. Bonuses were not paid under the MD Compensation Plan because the plan has not yet been fully activated and the target levels of profitability set forth under the plan were not achieved due to our ongoing issues related to our financial accounting systems and internal controls and their related impact on our ability to become timely in our SEC periodic reports and deliver shares of common stock under equity-based awards. The amount of the bonus was determined by giving consideration to, and was partially covered by, the total base compensation we budgeted for payment to our managing directors for 2006. The total bonus exceeded the actual amount of compensation that would have been paid to our managing directors for 2006 by $10 million. Management believes the $192.5 million increase in 2006 gross profit across all industry groups justified payment of these amounts.

•	For 2006, while all of our material weaknesses in our internal control over financial reporting cited for 2005 remain, we have remediated certain aspects of these material weaknesses, and improvements in our internal control over financial reporting continue. Over the course of 2006, we undertook significant remediation efforts, which reduced the total numbers of deficiencies and material weaknesses that continue to contribute to the material weaknesses in our internal control environment by 24% and 33%, respectively. Senior management implemented and caused to be sustained significant changes to personnel, including finance and accounting personnel in our corporate offices, processes and policies and have communicated the importance of our Standards of Business Conduct and ethics, and the importance of internal control over financial reporting. In addition, senior management caused to be implemented policies and processes and other mechanisms around the identification of our long-term assignment personnel in the United States and the accuracy and completeness of the related financial accounts.

•	In 2006, we realized a net loss of $213.4 million, or a loss of $1.01 per share, compared to a net loss of $721.6 million, or a loss of $3.59 per share, in 2005. The decline in net loss in 2006 as compared to 2005 is attributable to several factors, including:

•	Our gross profit across all industry groups in 2006 improved over our 2005 gross profit by $192.5 million;

•	We did not have a goodwill impairment charge in 2006, compared to a $166.4 million goodwill impairment charge incurred in 2005;

•	We recorded $38 million in 2006 for an insurance settlement in connection with our settlement with HT; and

•	Our income tax provision for 2006 was lower than our income tax provision for 2005, as the 2005 amount included a $55.3 million increase to valuation allowance primarily against our U.S. deferred tax assets.

Contributing to the net loss for 2006 were $48.2 million of losses related to the previously mentioned settlements with telecommunication clients, $57.4 million for bonuses payable to our employees, $53.4 million of non-cash compensation expense related to the vesting of stock-based awards, $29.6 million of lease and facilities restructuring charges and the previously mentioned $33.6 million year-over-year increase in external costs related to the closing of our financial statements.

•	Utilization for 2006 was 76.2%, compared with 75.8% in 2005. Utilization for the three months ended March 31, 2007 was 76.6%.

•	Free cash flow for 2006 and 2005 was $8.1 million and ($153.9) million, respectively. Net cash provided by and (used in) operating activities in 2006 and 2005 was $58.7 million and ($113.1) million, respectively. Purchases of property and equipment in 2006 and 2005 were $50.6 million and $40.8 million, respectively. The change in free cash flow for 2006 compared to 2005 resulted primarily from the following:

•	We lowered our DSOs through enhancements in our cash collections efforts. At December 31, 2006, our DSOs stood at 82 days, representing a decrease of 12 days, or 13%, from our DSOs at December 31, 2005. Our continued focus on this metric during 2006 improved our free cash flow by $136.3 million as compared to 2005;

•	We experienced higher operating profitability in our business, as evidenced by the sharp decline in operating loss for 2006 as compared to 2005; and

•	We experienced greater cash outflows in 2006 due to payments made for professional services and related expenses accrued under the HT Contract during 2005, and in connection with our settlement with Peregrine Systems, Inc.

•	In November 2006, we settled litigation with certain holders of our Series B Debentures who had alleged that we were in default under the applicable indenture as a result of our failure to timely provide certain SEC periodic reports to the trustee. Although we continue to believe we were not in default under the applicable indenture, and a subsequent court’s decision has provided support for our belief, this dispute exemplifies some of the recurring challenges presented to the growth of our business by the continuation of our inability to timely file our SEC periodic reports. We continue to be guardedly optimistic that achieving our goal of becoming current in our SEC periodic reports in

2007 and beginning to timely file our SEC periodic reports in 2008 will help alleviate some of the business pressures we have recently experienced in this regard.

•	In 2006, we continued to focus on enhancing our global operations model. We launched an on-line, centrally managed Strategy and Operating Manual that standardizes and centralizes our operating processes and procedures, including legal and financial compliance procedures. We also created improved contracting procedures that will be implemented in the second half of 2007, which will provide additional references, resources and rigor around the contracting process. We also established a Global Account Management Program and governance structure that will focus on the identification and management of key global accounts and a Global Solutions Council represented by all of our industry groups that will focus on identifying opportunities for globalized solution suites.

•	In 2006, we increased the use of lower cost resources, both offshore (China and India) and domestically (Hattiesburg, Mississippi). We focused our global delivery centers on developing specific skills and capabilities that would enhance our delivery capabilities. In 2006, we opened new facilities in Bangalore, India to expand our offshore footprint in an increasingly competitive market. In 2007, we will continue to optimize our global delivery model to improve our cost structure for our clients, and we expect to continue to aggressively increase the number of engagement hours delivered through our global delivery centers.

•	In the first half of 2006, we hired a new General Counsel and Chief Compliance Officer, each with significant prior regulatory and compliance experience. We have strengthened our compliance programs by (1) restructuring and centralizing our compliance efforts under our Chief Compliance Officer, (2) developing and implementing in 2006 firm-wide enhanced compliance training with respect to the Foreign Corrupt Practices Act (the initial roll-out of which was completed by over 95% of our workforce), (3) adopting in 2007 a new Standards of Business Conduct based on best industry practices (to replace our prior Code of Business Conduct and Ethics) and (4) creating in 2007 a Compliance Committee comprised of members of our senior management whose focus will be to properly organize and allocate the necessary resources to address broader, Company-wide compliance efforts.

•	During 2006, we spent approximately $28.0 million related to the maintenance of our existing North American financial reporting systems and the preparation of our transition to new North American financial reporting systems. We finalized decisions regarding the design of, and obtained licenses for the components needed to substantially replace, our North American financial reporting systems. For additional information regarding the transformation of our North American financial reporting systems, see “—Principal Business Priorities for 2007 and Beyond.”

•	During 2006, we completed the deployment of our Program Control function, composed of approximately 200 accounting professionals, designed to support the completeness and accuracy of engagement accounting details in North America. This function is designed to build effective financial controls into the lifecycle of a contract by supporting the timely assembly and review of revenue recognition, engagement close-out and other contract cost elements as part of our daily operations. The success of this function will depend on a number of factors, including our ability to attract and retain qualified finance professionals, the implementation of an effective control environment over client contract accounting and the development of financial systems, and the acceptance and utilization of these systems by our managing directors, to support the function.

•	As of December 31, 2006, we had approximately 17,500 full-time employees, including approximately 15,300 consulting professionals, which represented a decrease in billable headcount of approximately 0.6% from full-time employees and consulting professionals at December 31, 2005 of 17,600 and 15,400, respectively. As of March 31, 2007, we had approximately 17,500 full-time employees, including approximately 15,200 consulting professionals.

•	Our voluntary, annualized attrition rate for 2006 was 25.6%, compared to 25.3% for 2005. The highly competitive industry in which we operate, and our continuing issues related to our North

American financial reporting systems and internal controls, have made it particularly critical and challenging for us to attract and retain experienced personnel. Our voluntary, annualized attrition rate for the three months ended March 31, 2007 was 23.9%, compared to our voluntary annualized attrition rate of 24.2% for the three months ended March 31, 2006.

•	In November 2006, we began our partnership with Yale University to create the BearingPoint Leadership Program at Yale School of Management, an innovative education and training program focusing on career and leadership development for our employees. Participants are taught a curriculum jointly developed by a faculty composed of both Yale professors and BearingPoint specialists, including a consulting skills workshop for experienced professionals and management skills training for newly hired or promoted managers and managing directors. We believe that our collaboration with Yale will offer our employees and new recruits with a unique learning experience that will help improve our ability to recruit and retain talented and motivated employees, provide them with the skills and training that will enhance the delivery of services to our clients and cultivate a shared set of values, skills and culture that we hope will come to define a career with us. Furthermore, we believe that our relationship with a top-tier university will augment our brand and enhance our recruiting opportunities.

•	In April 2007, the U.S. Defense Contract Audit Agency (“DCAA”) issued a report on its audit of our financial capability, which concluded that our financial condition is acceptable for performing government contracts. The DCAA examined our financial condition and capability to determine if we have adequate financial resources to perform government contracts in the current and near-term (up to one year). We expect that after the filing of this Annual Report on Form 10-K, the DCAA will begin a new audit of our financial capability, to re-assess our financial condition.

•	As previously reported, in May 2006, the DCAA issued a report on its audit of our control environment and overall accounting systems controls, which audit began in 2005. The DCAA report concluded that our accounting system was “inadequate in part,” meaning that our system is adequate for government contracting. The DCAA report contained four condition statements, the most material of which relates to our failure to timely file our periodic reports with the SEC. The remaining three condition statements have been significantly or completely remediated.

•	On February 6, 2007, Standard & Poor’s Rating Services (“Standard & Poor’s”) withdrew our senior unsecured rating of B- and our subordinated debt rating of CCC+ and removed us from CreditWatch, in accordance with its policy of withdrawing ratings for companies that have not been current in their SEC filings for an extended period of time. Separately, on October 6, 2006, Moody’s downgraded our corporate family rating to B2 from B1 and the ratings for two of our subordinated convertible bonds series to B3 from B2, and placed our ratings on review for further downgrade.

Principal Business Priorities for 2007 and Beyond

In early 2007, our Board of Directors determined that our principal business priorities are: (1) enhance shareholder value, (2) become timely in our financial and SEC periodic reporting, (3) replace our North American financial reporting systems, (4) reduce employee attrition, (5) increase client awareness, confidence and satisfaction, and (6) strengthen our balance sheet. Identified below are management’s current and planned initiatives to achieve the priorities established by our Board of Directors.

Enhance Shareholder Value. We recognize that shareholder value is measured in bottom line results. We are also keenly aware that to improve shareholder value in the coming years we must focus not only on improving our business model, but also on becoming timely and economical in producing our financial statements and periodic reports. Our 2007 initiatives related to improving our business model include:

•	Focus on Larger and More Profitable Clients and Projects. We must continue to focus our sales efforts on more profitable and growing client accounts and projects. Our long-term clients continue to predominate our revenue base, and we intend to prioritize our efforts around deepening these relationships. With respect to smaller projects, we are standardizing our approach so as to either increase their profitability or avoid adding them to our portfolio. A key factor in returning to positive cash flow from operations will be our ability to significantly reduce our SG&A expenses associated with marginally profitable opportunities.

•	Focus on Strengths and Specialization. We are seeking to improve the clarity of our business strategy by requiring our industry groups and managed services teams to further refine their respective areas of focus in terms of exclusively targeted segments, industries and offerings, and to more clearly differentiate their products and services.

•	Increase Use of Offshore Services. We are continuing to increase the use of lower cost resources both offshore (China and India) and domestically (Hattiesburg, Mississippi) to support engagement work. Our EMEA practice is also exploring Central European near-shore capabilities. Our ability to counter the increasing success of offshore service providers in gaining market share in lower-margin, high volume market offerings will continue to depend on our ability to achieve our strategy of leveraging our comparatively limited network of global delivery centers and lower cost resources, with the goal of sustaining profitable growth in more sophisticated, strategic and transformational type engagements. While we had some success in this area in 2006, in order to continue to be able to combat increasing competition, we must continue to show improvements in both increasing the volume of our services delivered offshore and maintaining our margins on that work.

•	Leverage Project Management and Reduce Cost of Delivery. We are leveraging our workforce more effectively by improving our managing director-to-staff ratio on projects from 1:17 as of March 31, 2005 to 1:24 as of December 31, 2006. We continue to seek to improve this ratio in 2007 and beyond. We also are implementing stricter criteria concerning the use of subcontractors to reduce our use of subcontractors and drive greater utilization of internal resources.

•	Utilize Professional Services Staff More Efficiently. We are striving to become more efficient in recruiting, training and utilizing our professional services staff. Historically, we have faced challenges associated with transitioning employees from completed projects to new engagements, forecasting demand for our services, maintaining an appropriately balanced and sized workforce, and managing attrition. Our current staffing and, hence, recruiting efforts are managed on an industry group basis. We must continue to focus on improving both the processes and systems surrounding recruiting individuals with the right skill sets and staffing client engagements globally in a more efficient manner. We are actively seeking and soon hope to hire an experienced human resources executive to reinvigorate and redesign our human resources function.

•	Manage By Standardized Metrics. Our new Chief Operating Officer is implementing a standardized key performance indicator scorecard for all industry groups and segments that will reinforce consistent management reporting.

•	Improve Risk Management Processes. We have now implemented engagement risk management processes at both business unit and firm-wide levels to better evaluate prospective engagement and execution risks. Through these steps we intend to implement specific operations procedures to be utilized within our industry groups and deal review procedures to review significant proposals and contracts. Our legal team is completing a review of the terms of our larger, more risky engagements, the results of which will be used to conduct periodic deal assessments and reviews throughout the course of these engagements.

•	Reduce Cost and Improve Quality of Corporate Services. We continue to aggressively explore cost reduction opportunities to move non-core administrative activities offshore. In 2007, we also plan to reduce our infrastructure costs by (1) eliminating costs associated with previous revenue recognition processes with the full deployment of our Program Control Function, (2) reducing employee attrition, thereby reducing related costs relating to hiring and exiting employees, (3) reducing our reliance on external consultants, and (4) consolidating our information technology hosting providers.

Become Timely in Our Financial and SEC Periodic Reporting. Becoming timely and more economical in producing accurate financial statements and SEC periodic reports is critical to our ability to enhance shareholder value in the coming years. While our objective is to complete our financial statements for the third quarter of 2007 and become current in our SEC periodic reporting with the filing of our quarterly report on Form 10-Q for that period with the SEC, in order to sustain accurate and timely production of our financial statements and timely file our SEC periodic reports, we must dramatically reduce the amount of time required to conduct our periodic financial closing process. Though we continue to incrementally improve on the amount of time required to conduct this process, we will not be able to fully minimize that amount of time until we have remediated the material weaknesses in our internal control over financial reporting and fully transitioned to our new North American financial reporting systems. We currently do not anticipate full remediation of all material weaknesses until 2008.

After significant analysis and debate, we have decided that we must prioritize our efforts to achieve and sustain timely financial and SEC periodic reporting in 2007 and early 2008, even as we continue to remediate our existing material weaknesses. The consequences of this decision are that we will need to continue to utilize our existing North American financial reporting systems longer than we previously planned and, during this time, we will need to rely heavily on our client engagement teams to fully accept and utilize the tools and resources we have provided them to build effective controls into the lifecycle of our contracts and assemble and review client contract accounting information on a timely basis as part of our daily operations, rather than subsequent to the end of the relevant financial reporting period.

While we remain confident with the proposed design for our new North American financial reporting systems, as well as our decision to transition to these systems as a longer-term improvement to our internal control environment, we are also very mindful of the risks associated with the transitioning to these new systems, particularly while we are striving to become timely and current in our financial and SEC periodic reporting. It is likely the transition to our new North American financial reporting systems will not begin before the last half of 2008.

Our 2007 initiatives related to becoming timely in our financial and SEC periodic reporting include:

•	Shorten the Financial Closing Process. To achieve and sustain timely financial and SEC periodic reporting, public companies with properly functioning internal controls prepare their financial statement accounts and balances (“the financial closing process”) on a monthly cycle within fifteen days of month’s end. Since we first identified a significant number of material weaknesses in our internal control over financial reporting in 2004, we have conducted only a quarterly financial closing process. The financial closing process for the first quarter of 2007 is not complete. We will be transitioning to a monthly financial closing process when we begin the preparation of our financial statement accounts and balances for the third quarter of 2007. We are targeting achievement of a monthly financial closing process 30 days after month’s end, beginning with the first quarter of 2008. Our ability to achieve this target on time will depend, in part, on (1) becoming timely and maintaining only one open monthly cycle at a time, (2) strengthening overall control processes to rely more on systems (rather than manual) processes, (3) gaining experience with new underlying tools and processes, (4) moving to a real-time quarterly review process by our auditors, (5) completing organizational build-outs in certain areas, (6) retaining an appropriate number of qualified Finance personnel, particularly in our international locations, and (7) full cooperation from our client engagement teams and other corporate services in timely providing financial information and updates into our financial closing process.

•	Improve Disclosure Controls. Under the SEC’s reporting requirements, we must file our quarterly reports within forty days of the end of each fiscal quarter and our annual reports within sixty days of the end of each fiscal year. We are very proud of the significant improvements made by our Finance and Legal teams in 2006 in the preparation, review and completion of the content of our SEC periodic reports. However, our disclosure controls process must be further streamlined and coordinated across the Company for us to achieve timely filing of our SEC periodic reports, given that our monthly financial closing process is targeted to be reduced to no less than 30 days by early 2008.

•	Remediate Material Weaknesses. We must remediate the material weaknesses in our financial reporting to remove the significant amounts of manual, time-consuming steps that currently exist in our financial closing process to be able to consistently file our SEC periodic reports on a timely basis. Resolving these material weaknesses is also crucial to being able to obtain timely and accurate standardized metrics with which to manage our business, increase cash collections and further reduce our DSOs, assuming we can achieve our targets for shortening the financial closing process. We were unsuccessful in our attempts to remediate all of our material weaknesses by the end of 2006 and can give no assurances as to how many material weaknesses we will be able to remediate by the end of 2007. We currently do not anticipate full remediation of all material weaknesses until 2008, however, we must make significant progress in our remediation during 2007, if we are to sustain timely financial and SEC periodic reporting in 2008.

Replace Our North American Financial Reporting Systems. We continue to prepare for the transformation of our North American financial reporting systems. During 2006, we spent approximately $28.0 million related to the maintenance of our existing North American financial reporting systems and the preparation of our transition to new North American financial reporting systems, and we currently expect to incur an additional $24.6 million and $33.4 million in 2007 and 2008, respectively, in these efforts. We will be transitioning from our existing North American financial reporting systems to two industry-standard applications. For our Public Services business in North America, we plan to implement an industry-standard platform for U.S. government contract accounting. We plan to implement the same financial system for our North American commercial operations that has worked successfully for our EMEA operations. Our planning and design phase is near complete. We believe that our existing North American financial reporting systems are currently performing at an operating level that will allow us, in the short-term, to prepare our financial statements and make our periodic filings with the SEC on a timely basis, assuming we can achieve our targets for shortening the financial closing process and obtaining timely and accurate financial information and updates from our client engagement teams and other corporate services.

Reduce Employee Attrition. We are seeking to reduce attrition by raising our levels of employee ownership to align the interests of our employees with those of our shareholders, providing improved training opportunities and seeking to better understand and manage employee career expectations.

•	PSU Program. In February 2007, the Compensation Committee approved the issuance of up to 25 million PSUs to our managing directors and other high-performing senior-level employees, including its executive officers. The PSU awards, each of which initially represents the right to receive at the time of settlement one share of the Company’s common stock, will vest on December 31, 2009. Generally, for any PSU award to vest, two performance-based metrics must be achieved for the performance period beginning on February 2, 2007 and ending on December 31, 2009: (1) the Company must first achieve a compounded average annual growth target in consolidated business unit contribution, and (2) total shareholder return for shares of the Company’s common stock must be at least equal to the 25th percentile of total shareholder return of the Standard & Poor’s 500 (“S&P 500”). For information, see Item 11, “Executive Compensation —Compensation Discussion and Analysis.” Depending on the Company’s total shareholder return relative to those companies that comprise the S&P 500, the PSU awards will vest on December 31, 2009 at percentages varying from 0% to 250% of the number of PSU awards originally awarded, and will settle on various dates in 2010 and 2011. We have no plans to make additional equity awards on a broad basis to our existing employees through 2009.

•	Performance Cash Awards. In February 2007, the Compensation Committee also granted performance cash awards providing for the payment of up to $50 million to a group of our managing directors and other high-performing senior-level employees, including executive officers. Generally, 50% of these cash retention awards will be earned on December 31, 2007, and 50% will be earned on December 31, 2008, subject to the Company achieving the same compounded growth rate target in consolidated business unit contribution as required under the PSU program for the relevant period of time. If, however, the minimum compounded annual growth in consolidated business unit contribution has not been achieved at the end of each of those years, the awards may still be fully earned (up to the full remaining available amount of the award) if compounded average annual growth for the three-year period ended December 31, 2009 is achieved. Amounts earned will be paid by March 31, 2010 or, if the determination of amounts earned cannot be made by March 31, within 30 days of the date when the determination is made. Furthermore, we believe this cash award program provides retentive benefits for its participants, particularly when our equity based awards are illiquid, while further enhancing a pay-for-performance culture within the Company.

•	Enhance Employee Training. To help our employees develop the skills they need to be successful with clients and advance their careers, we will further implement our training programs, including the joint training program with Yale University. In 2007, our curriculum includes consulting skills workshops for both our new analysts as well as our more experienced consultants, a management skills workshop for top performing managers focused on our company’s vision, direction, strategy and culture, and leadership workshops, both at the senior manager and new managing directors levels. We expect that in 2007, over 1,500 of our employees will participate in one of our programs at Yale.

•	In 2007, we will be developing a new High-Performing Senior Manager Program focused on identifying and developing high-performing employees, which will be supported by a new curriculum and new promotion processes. This program will represent our investment in enhanced succession planning as well as our commitment to developing our next generation of leaders.

•	In 2007, we are implementing two initiatives aimed at enhancing career development and performance management for our employees. The BearingPoint Core Competencies provide career guidance to our employees by defining a roadmap for career development and progression, setting forth a standardized set of behaviors that can be used to assess performance within each career level and identify areas for development. These core competencies are supplemented by our new Career Model, which sets forth three specialized career paths, applicable across our organization, for focused development and advancement for our staff. The Career Model encourages our employees to actively consider their long-term career goals within our organization, and to take actions that will help them achieve these goals. We believe that having a standardized framework for assessing our employees will enhance the structure of our cash and incentive compensation programs.

•	Improve Employee Culture. We are continuing our efforts to enhance the attractiveness of career opportunities at BearingPoint. We intend to improve our corporate culture by, among other things, (1) implementing an integrated career and compensation framework, (2) initiating periodic employee satisfaction surveys, (3) utilizing employee satisfaction and attrition metrics by our industry groups, segments, client teams and individual managing directors, (4) increasing the time spent by management with our employees, and (5) enhancing our internal human resources functions.

Increase Client Awareness, Confidence and Satisfaction. Our 2007 initiatives related to enhancing our clients’ confidence and satisfaction include:

•	Invest in Our Brand. In late 2006, we launched a new brand strategy and began a more aggressive marketing effort in late 2006. These programs are designed to increase awareness of BearingPoint as a leading global management and technology firm among clients and prospects in key markets. Developed through extensive internal and external research, our new brand strategy and messaging more clearly define who we are, what we do and how we are different from our competitors. We launched our new brand in February 2007 to our employees, to help improve communication, increase employee morale and retention, and equip employees with enhanced sales and marketing materials to be more successful in the marketplace.

•	Redirect Our Marketing Efforts. In connection with our new brand strategy, we initiated a fully integrated marketing program featuring our re-designed internet site, print and online advertising, events, sponsorships, thought leadership, public relations and client references. In the summer of 2007, we plan to launch a targeted marketing campaign to make an impact in the public services market, particularly in the Washington, D.C. area. This focused campaign will include strategic advertising in key business publications and targeted vertical publications in the government sector. We expect our brand re-positioning efforts will continue throughout 2007 and beyond.

•	Develop Common Operating Model and Methodologies. We are implementing a common operating model across our geographic regions to provide clients with integrated global solutions. We are evaluating the effectiveness and acceptance within our businesses of our common service delivery methodologies. We expect to develop, enhance and standardize common methodologies and to enforce more rigorously their consistent use across the organization. From these efforts, we expect to realize increased efficiencies and improved client service quality.

•	Client Satisfaction Surveys. Our Client Satisfaction Program has served as a valuable tool for gaining insight into our client relationships. The program helps us to understand how we are perceived in the market and identify differentiators that distinguish us from our competitors. In 2006, we redesigned our client satisfaction survey, translated the survey into nine languages, and expanded the program to increase the number of participating clients and translated to every business unit. In addition, we added a measure to gauge satisfaction at the engagement level, to augment the account-level reviews that were already in place. In 2007, we intend to continue to expand the scope and scale of the program, to gain a further understanding of our clients’ expectations and levels of satisfaction within all of our industry sectors.

Strengthen Our Balance Sheet. Our 2007 efforts to strengthen our balance sheet include:

•	New Credit Facility. Our 2007 Credit Facility, consists of (1) term loans in the aggregate principal amount of $300 million and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200 million. The 2007 Credit Facility provides us with significantly greater financial resources than our 2005 Credit Facility did, and on terms that will allow us to focus on achieving and sustaining timely completion of our financial statements and filing of our SEC periodic filing without artificially imposed, interim financial reporting deadlines such as those that were imposed under the 2005 Credit Facility. For additional information regarding the 2007 Credit Facility, see “—Liquidity and Capital Resources.”

•	Reduce our DSOs and Improve Operating Cash Flow. While we made significant strides in reducing DSOs in 2006, we have not yet achieved industry averages. To achieve further meaningful reductions in DSOs, we have focused on this metric at all leadership levels and are working to increase the functionality of, and training on, North American financial reporting systems to aid in the prompt generation of client invoices and account aging schedules. At December 31, 2006, our DSOs stood at 82 days, which we believe to be significantly above the current DSO average for information technology service companies.

•	Improve Internal Cash Management. Through May 31, 2007, we have repatriated approximately $83.6 million from our international subsidiaries in 2007. In connection with this effort, we undertook a detailed review of our existing internal processes relating to cash management and have identified a series of steps that we can take to more efficiently utilize cash within our different geographic regions and more efficiently allocate firm-wide costs among all of our geographic regions.

Segments

Our reportable segments for 2006 consist of our three North America industry groups (Public Services, Commercial Services, and Financial Services), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Revenue and gross profit information about our segments are presented below, starting with each of our industry groups and then with each of our three international regions (in order of size).

Our chief operating decision maker, the Chief Executive Officer, evaluates performance and allocates resources among the segments. Accounting policies of our segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 18, “Segment Information,” of the Notes to Consolidated Financial Statements. During 2005, we combined our Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue. Our revenue for 2006 was $3,444.0 million, an increase of $55.1 million, or 1.6%, over 2005 revenue of $3,388.9 million. The following tables present certain revenue information and performance metrics for each of our reportable segments during 2006 and 2005. Amounts are in thousands, except percentages. For additional geographical revenue information, please see Note 18, “Segment Information,” of the Notes to Consolidated Financial Statements.

	2006	2005	$ Change	% Change

Revenue
Public Services	$1,339,358	$1,293,390	$45,968	3.6%
Commercial Services	554,806	663,797	(108,991)	(16.4%)
Financial Services	399,331	379,592	19,739	5.2%
EMEA	703,083	662,020	41,063	6.2%
Asia Pacific	360,001	312,190	47,811	15.3%
Latin America	82,319	75,664	6,655	8.8%
Corporate/Other	5,105	2,247	2,858	n/m

Total	$3,444,003	$3,388,900	$55,103	1.6%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total

Revenue
Public Services	0.0%	3.6%	3.6%
Commercial Services	0.0%	(16.4)%	(16.4%)
Financial Services	0.0%	5.2%	5.2%
EMEA	0.9%	5.3%	6.2%
Asia Pacific	(3.2)%	18.5%	15.3%
Latin America	9.3%	(0.5)%	8.8%
Corporate/Other	n/m	n/m	n/m
Total	0.1%	1.5%	1.6%

n/m = not meaningful

•	Public Services revenue increased in 2006, with strong revenue growth in certain sectors, particularly in the SLED and Emerging Markets sectors. SLED revenue increased due to significant increases in revenue from a number of our key clients. Emerging Markets revenue increased primarily from revenue increases on several large existing multi-year contracts and also from revenue associated with several new contracts signed in 2006. Revenue declined in our Civilian business sector due to reduced information technology spending and an increasingly competitive environment.

•	Commercial Services revenue decreased in 2006, primarily due to a $57.5 million year-over-year decrease in revenue associated with the HT Contract and a reduction of $20.0 million in revenue related to the resolution of a billings dispute with another large telecommunications client regarding an engagement completed in 2003. Reduced customer demand for our services, particularly in the telecommunications industry, also affected our revenue. These decreases were partially offset by the recognition in 2006 of approximately $22.3 million in previously deferred revenue.

•	Financial Services revenue increased in 2006, primarily due to revenue growth in our Insurance and Banking sectors, offset by declines in our Global Markets sector. Insurance sector revenue increased in response to industry-wide demand for major technology updates and upgrades to operational systems. Banking sector revenue increases were attributable to existing client engagements and the introduction of some new clients into our traditional client base. Global Markets sector revenue declined as we increased the proportion of work derived from lower rate per hour offshore resources in response to client demand, which affected our revenue.

•	EMEA revenue increased in 2006, primarily due to strong revenue growth in the United Kingdom, France, Ireland and Switzerland. Revenue growth in the United Kingdom was driven by our continued expansion in that region, while France continued to benefit from an expanding systems integration practice and additional penetration into the French public sector market in 2006. Ireland and Switzerland revenue growth were generally attributable to increased demand for consulting services in local markets. Revenue in Germany declined due to a combination of the impact of adjustments in billable headcount precipitated by the restructuring of our German practice, increased pressure on pricing, and a reduction in the spending levels of German public sector clients.

•	Asia Pacific revenue increased in 2006, primarily due to significant revenue growth in Australia and Japan. Australian revenue increased primarily due to a significant new client engagement in the telecommunications industry. Japanese revenue increased due to revenue growth from system implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law, though a substantial portion of this revenue growth was derived from the use of subcontractors. Asia Pacific revenue was negatively affected in 2006 by the weakening of foreign currencies against the U.S. dollar, primarily the Japanese Yen.

•	Latin America revenue increased in 2006, primarily as a function of the weakening of the U.S. dollar against local currencies in Latin America (particularly the Brazilian Real), along with local currency revenue growth and increasing engagement hours in Brazil, offset by deteriorating revenue in Mexico. Revenue in Brazil increased due to the addition of significant client engagements, while revenue in Mexico declined as they continue to restructure the business to position itself for future growth.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.

Gross Profit. During 2006, our revenue increased $55.1 million and total costs of service decreased $137.4 million when compared to 2005, resulting in an increase in gross profit of $192.5 million, or 53.8%.

Gross profit as a percentage of revenue increased to 16.0% for 2006 from 10.6% for 2005. The change in gross profit for 2006 compared to 2005 resulted primarily from the following:

•	Professional compensation expense decreased as a percentage of revenue to 49.8% for 2006, compared to 52.2% for 2005. We experienced a net decrease in professional compensation expense of $53.8 million, or 3.0%, to $1,716.6 million for 2006 from $1,770.4 million for 2005. The decrease in 2006 from 2005 was primarily due to higher professional compensation expense recorded in 2005 (as compared to 2006) related to the loss accrual for the HT Contract. Stock compensation expense for 2006 was $41.0 million, as compared to $76.3 million for 2005. Cash bonuses earned in 2006 by our highest-performing employees were $49.0 million, as compared to $17.8 million earned in 2005.

•	Other direct contract expenses decreased as a percentage of revenue to 26.0% for 2006 compared to 28.7% for 2005. We experienced a net decrease in other direct contract expenses of $75.8 million, or 7.8%, to $897.0 million for 2006 from $972.8 million for 2005. The decrease in 2006 from 2005 was primarily due to other direct contract expenses recorded in 2005 related to the loss accrual for the HT Contract. In addition, the decline was driven by reduced subcontractor expenses as a result of the increased use of internal resources and a decrease of resales of procured materials.

•	Other costs of service as a percentage of revenue decreased to 7.3% for 2006 from 7.6% for 2005. We experienced a net decrease in other costs of service of $7.9 million, or 3.1%, to $250.2 million for 2006 from $258.1 million for 2005. The decrease in 2006 from 2005 was primarily attributable to a reduction in administrative support and related costs for our business units.

•	In 2006 we recorded, within the Corporate/Other operating segment, a charge of $29.6 million for lease and facilities restructuring costs, compared to a $29.6 million charge for lease, facilities and other exit activities in 2005. These costs for 2006 related primarily to the fair value of future lease obligations associated with office space, primarily within the EMEA and North America regions, which we will no longer be using.

Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for years 2006 and 2005. Amounts are in thousands, except percentages.

	Year Ended December 31,
	2006	2005	$ Change	% Change

Gross Profit
Public Services	$263,841	$238,904	$24,937	10.4%
Commercial Services	81,419	(11,142)	92,561	830.7%
Financial Services	135,187	110,602	24,585	22.2%
EMEA	129,523	87,702	41,821	47.7%
Asia Pacific	80,448	53,636	26,812	50.0%
Latin America	9,058	4,321	4,737	109.6%
Corporate/Other	(148,950)	(126,031)	(22,919)	n/m

Total	$550,526	$357,992	$192,534	53.8%

	Year Ended December 31,
	2006	2005

Gross Profit as a % of revenue
Public Services	19.7%	18.5%
Commercial Services	14.7%	(1.7%)
Financial Services	33.9%	29.1%
EMEA	18.4%	13.2%
Asia Pacific	22.3%	17.2%
Latin America	11.0%	5.7%
Corporate/Other	n/m	n/m
Total	16.0%	10.6%

n/m = not meaningful

Changes in gross profit by segment were as follows:

•	Public Services gross profit increased in 2006 despite a substantial reduction in gross profits in our SLED practice and increases in professional compensation expense related to hiring needs related to demand for our services.

•	Commercial Services gross profit increased in 2006, despite significantly lower revenue, primarily due to a $45.5 million year-over-year reduction in losses from the HT Contract. Other factors contributing to the increase in gross profit were the cost savings realized from 2005 workforce realignments and reduced subcontractor expenses as a result of the increased use of internal resources.

•	Financial Services gross profit increased in 2006, due to higher revenue combined with a decline in compensation expenses. The decrease in compensation expenses is primarily due to more efficient utilization of Company shared staff in this segment and efficient use of offshore resources.

•	EMEA gross profit increased in 2006, due primarily to higher revenue and improved profitability in France and Ireland along with significantly improved profitability in Spain as a result of higher utilization and lower costs. Slight declines in compensation expense and other direct contract expenses also contributed to the increase in gross profit, though compensation expense for 2006 continued to be affected by severance and other costs related to the internal restructuring of the Company’s German practice.

•	Asia Pacific gross profit increased in 2006, primarily due to significant improvements in profitability and staff utilization in the Company’s Australian and Chinese businesses. Due to the high demand for resources in the Japanese market and limited availability of qualified personnel, increases in subcontractor expenses served to depress the growth of gross profit in the Company’s Japanese operations. Significant regional improvements in compensation expense derived from the 2005 workforce reductions in Japan and China were substantially offset by additional compensation expenses associated with the use of the Company’s personnel from outside the region in connection with a significant new telecommunications industry engagement in Australia.

•	Latin America gross profit increased in 2006, due to higher revenue offset by an increase in compensation expenses, driven by higher billable headcount to meet the growth of our business in the region, predominantly Brazil.

•	Corporate/Other consists primarily of rent expense and other facilities related charges.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $0.7 million to $1.5 million in 2006 from $2.3 million for 2005.

Goodwill Impairment Charges. In 2006, there was no goodwill impairment charge. In 2005, a goodwill impairment loss of $166.4 million was recognized. For 2005, it was determined that the carrying amount of our EMEA and Commercial Services segments’ goodwill exceeded the implied fair value of that goodwill by $102.2 million and $64.2 million, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.6 million, or 0.3%, to $748.3 million for 2006 from $750.9 million for 2005. Selling, general and administrative expenses as a percentage of gross revenue decreased to 21.7% for 2006 from 22.2% for 2005. The decrease was primarily due to costs savings from the reduction in the size of the Company’s sales force and reducing other business development expenses. Offsetting these decreases were increases in costs for finance and accounting, primarily for sub-contracted labor and other costs directly related to the 2005 financial statement close. In addition, the Company incurred additional SG&A expenses during 2006 related to an agreement with Yale University, as described above.

Interest Income. Interest income was $8.7 million and $9.0 million in 2006 and 2005, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The slight decrease in interest income was due to lower levels of cash available to be invested in money markets during 2006 as compared to 2005.

Interest Expense. Interest expense was $37.2 million and $33.4 million in 2006 and 2005, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in 2006 as compared to 2005.

Insurance Settlement. During 2006, related to the Settlement Agreement with Hawaiian Telcom Communications, Inc., we recorded $38.0 million for an insurance settlement. See Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for more information.

Other Income/Expense, net. Other income, net, was $8.7 million in 2006, and other expense, net, was $13.6 million in 2005. The balances in each period primarily consist of realized foreign currency exchange gains and losses.

Income Tax Expense. We incurred income tax expense of $32.4 million for the year ended December 31, 2006 and income tax expense of $122.1 million for the year ended December 31, 2005. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of (17.9)% and (20.4)% for years ended December 31, 2006 and 2005, respectively, and the U.S. Federal statutory income tax rate are the nondeductible goodwill impairment charge of $0 million and $118.5 million; nondeductible meals and entertainment expense of $22.0 million and $19.6 million; increase to deferred tax asset valuation allowance of $76.8 million and $223.0 million; state and local income taxes of $(6.7) million and $(12.7) million; impact of foreign recapitalization of $5.4 million and $82.0 million; foreign taxes of $(3.8) million and $13.7 million; income tax reserves of $8.4 million and $18.6 million; non-deductible interest of $10.7 million and $7.7 million; foreign dividend income of $13.6 million and $9.3 million and other non-deductible items of $10.0 million and $3.7 million, respectively.

Net Loss. For 2006, we incurred a net loss of $213.4 million, or a loss of $1.01 per share. Contributing to the net loss for 2006 were $48.2 million of losses related to the previously mentioned settlements with telecommunication clients, $57.4 million accrued for bonuses payable to our employees, $53.4 million of non-cash compensation expense related to the vesting of stock-based awards, $29.6 million of lease and facilities restructuring charges and the previously mentioned $33.6 million year-over-year increase in external costs related to the closing of our financial statements. For 2005, we incurred a net loss of $721.6 million, or a loss of $3.59 per share. Included in our results for 2005 were a $166.4 million goodwill impairment charge, $111.7 million of operating losses related to the HT Contract, $81.8 million of non-cash compensation expense related to the vesting of Retention RSUs, a $55.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $29.6 million of lease and facilities restructuring charges.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Our revenue for 2005 was $3,388.9 million, an increase of $13.1 million, or 0.4%, over 2004 revenue of $3,375.8 million. The following tables present certain revenue information and performance metrics for each of our reportable segments during 2005 and 2004. Amounts are in thousands, except percentages. For additional geographical revenue information, please see Note 18, “Segment Information,” of the Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2005	2004	$ Change	% Change

Revenue
Public Services	$1,293,390	$1,343,670	$(50,280)	(3.7%)
Commercial Services	663,797	654,022	9,775	1.5%
Financial Services	379,592	326,452	53,140	16.3%
EMEA	662,020	642,686	19,334	3.0%
Asia Pacific	312,190	328,338	(16,148)	(4.9%)
Latin America	75,664	79,302	(3,638)	(4.6%)
Corporate/Other	2,247	1,312	935	n/m

Total	$3,388,900	$3,375,782	$13,118	0.4%

		Revenue
		growth
	Impact of	(decline), net
	currency	of currency
	fluctuations	impact	Total

Revenue
Public Services	0.0%	(3.7)%	(3.7%)
Commercial Services	0.0%	1.5%	1.5%
Financial Services	0.0%	16.3%	16.3%
EMEA	0.1%	2.9%	3.0%
Asia Pacific	1.1%	(6.0)%	(4.9%)
Latin America	12.9%	(17.5)%	(4.6%)
Corporate/Other	n/m	n/m	n/m
Total	0.4%	0.0%	0.4%

n/m = not meaningful

•	Public Services revenue decreased in 2005, primarily attributable to expected reductions of $33.8 million in revenue derived from our subcontractors and resales of procured materials (which we must bill our clients, thereby increasing our revenue) and revenue reductions of $10.0 million associated with two loss contracts, both of which more than offset increases in headcount and chargeable hours resulting from our expanding use of employees at lower average bill rates.

•	Commercial Services revenue increased in 2005, primarily driven by revenue growth with transportation clients and a significant contract with Hawaiian Telcom Communications, Inc., which was partially offset by revenue declines from certain of our clients in the manufacturing and high-tech industries.

•	Financial Services revenue increased in 2005, primarily due to revenue growth in all sectors, with especially strong growth in the Insurance and Global Market sectors. Revenue growth was principally due to an increase in demand for our services. Our average billing rates improved slightly year-over-year, as our ability to obtain higher rates per hour on certain of our market offerings offset the increasing use of lower-priced offshore personnel as a component of our overall pricing model.

•	EMEA revenue increased in 2005, primarily due to combined revenue growth in France and the United Kingdom of $53.6 million, partially offset by a $29.8 million revenue decline in Germany. Our business in France experienced a significant shift into systems integration work, while revenue growth in the United Kingdom was driven by our continued expansion in that region. Revenue for Germany declined as a result of decreasing utilization caused by continued deterioration of market conditions in Germany which, consequently, led us to lower billable headcount.

•	Asia Pacific revenue decreased in 2005, driven primarily by decreasing demand for services in Japan and China and the planned elimination of subcontractor usage in the region, which more than offset the improved billing rates achieved across the region in 2005 due to significantly lower revenue write-offs during the year. Limited opportunities in Japan and China led to significant staff reductions and lower utilization rates in those countries.

•	Latin America revenue decreased in 2005, primarily as modest revenue growth in Brazil offset significant declines in revenue in all other countries in which we operate in the region. Revenue was also negative impacted by the weakening of the U.S. dollar against local currencies in Latin America (particularly the Brazilian Real).

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.

Gross Profit. During 2005, our revenue increased $13.1 million and total costs of service increased $202.7 million when compared to 2004, resulting in a decrease in gross profit of $189.5 million, or 34.6%. Gross profit as a percentage of revenue decreased to 10.6% for 2005 from 16.2% for 2004. The change in gross profit for 2005 compared to 2004 resulted primarily from the following:

•	Professional compensation expense increased as a percentage of revenue to 52.2% for 2005, compared to 45.4% for 2004. We experienced a net increase in professional compensation expense of $238.0 million, or 15.5%, to $1,770.4 million for 2005 from $1,532.4 million for 2004. The increase in professional compensation expense was primarily the result of hiring additional billable employees in response to increased demand for our services. In addition, $74.9 million of this amount was related to the vesting of Retention RSUs.

•	Other direct contract expenses decreased as a percentage of revenue to 28.7% for 2005 compared to 29.4% for 2004. We experienced a net decrease in other direct contract expenses of $18.7 million, or 1.9%, to $972.8 million for 2005 from $991.5 million for 2004. The change was driven primarily by reduced subcontractor expenses as a result of the increased use of internal resources.

•	Other costs of service as a percentage of revenue decreased to 7.6% for 2005 from 8.7% for 2004. We experienced a net decrease in other costs of service of $34.5 million, or 11.8%, to $258.1 million for 2005 from $292.6 million for 2004. The decrease in 2005 from 2004 was primarily due to the settlement costs of $36.9 million involving or related to certain legal actions involving Peregrine Systems, Inc. (see Item 3, “Legal Proceedings,”) included in our 2004 results.

•	In 2005 we recorded, within the Corporate/Other operating segment, a charge of $29.6 million for lease and facilities restructuring costs, compared to an $11.7 million charge for lease, facilities and other exist activities in 2004. These costs for 2005 related primarily to the fair value of future lease obligations associated with our previously announced reduction in office space, primarily within the North America, EMEA and Asia Pacific regions, which we no longer use.

Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for 2005 and 2004. Amounts are in thousands, except percentages.

	Year Ended December 31,
	2005	2004	$ Change	% Change

Gross Profit
Public Services	$238,904	$290,582	$(51,678)	(17.8%)
Commercial Services	(11,142)	129,784	(140,926)	(108.6%)
Financial Services	110,602	101,075	9,527	9.4%
EMEA	87,702	96,236	(8,534)	(8.9%)
Asia Pacific	53,636	31,063	22,573	72.7%
Latin America	4,321	13,454	(9,133)	(67.9%)
Corporate/Other	(126,031)	(114,670)	(11,361)	n/m

Total	$357,992	$547,524	$(189,532)	(34.6%)

	Year Ended December 31,
	2005	2004

Gross Profit as a % of revenue
Public Services	18.5%	21.6%
Commercial Services	(1.7%)	19.8%
Financial Services	29.1%	31.0%
EMEA	13.2%	15.0%
Asia Pacific	17.2%	9.5%
Latin America	5.7%	17.0%
Corporate/Other	n/m	n/m
Total	10.6%	16.2%

n/m = not meaningful

Changes in gross profit by segment were as follows:

•	Public Services gross profit decreased in 2005, in large measure due to a $97.9 million increase in compensation expense (including non-cash compensation expense of $25.5 million relating to the vesting of Retention RSUs) and the $50.3 million reduction in gross revenue, which on a combined basis, more than offset significant reductions of $65.7 million in other direct contract expenses and $30.8 million in other costs of services.

•	Commercial Services gross profit decreased in 2005, as significantly higher gross revenue was eroded by significant cost overruns and loss accruals, most notably $111.7 million on the previously described HT Contract, which included increases in subcontractor expense accruals and hardware and software purchases that collectively increased our other direct contract expenses by $66.6 million which are substantially not recoverable. Significant increases in compensation expense, including non-cash compensation expense relating to the vesting of Retention RSUs, also contributed to the decrease in gross profit.

•	Financial Services gross profit increased in 2005, as higher revenue across all sectors more than offset significant incremental increases in compensation expense related to a substantial increase in headcount, non-cash compensation expense relating to the vesting of Retention RSUs ($7.5 million) and additional cash bonuses ($3.0 million).

•	EMEA gross profit decreased in 2005, as incremental increases in compensation expense due to severance costs associated with workforce realignments in Germany, France and Spain ($27.0 million) and non-cash compensation expense related to the vesting of the Retention RSUs ($13.8 million) more than offset increases in revenue.

•	Asia Pacific gross profit increased substantially in 2005, despite a decrease in revenue due, in large measure, to significant demonstrated improvements in cost management and realization of contract revenue.

•	Latin America gross profit decreased in 2005, as increases in other direct contract expenses and compensation expense attributable to fringe benefits, non-cash compensation expense related to Retention RSUs and workforce realignments offset modest revenue growth in the region.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in 2005 primarily due to the lease and facilities restructuring charges discussed above.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $1.2 million to $2.3 million for 2005 from $3.5 million for 2004.

Goodwill Impairment Charges. In 2005 and 2004, goodwill impairment losses of $166.4 million and $397.1 million, respectively, were recognized. For 2005, it was determined that the carrying amount of our EMEA and Commercial Services segments’ goodwill exceeded the implied fair value of that goodwill by $102.2 million and $64.2 million, respectively. Similarly, in 2004, the EMEA segment’s carrying value of goodwill was adjusted downward by $397.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $109.7 million, or 17.1%, to $750.9 million for 2005 from $641.2 million for 2004. Selling, general and administrative expenses as a percentage of gross revenue increased to 22.2% for 2005 from 19.0% for 2004. The increase was primarily due to significant costs for sub-contracted labor and other costs directly related to the financial closing process for 2005. We expect to incur expenses in years 2006 and 2007 relating to the preparation of our Consolidated Financial Statements for 2005 and 2006 to remain at this higher than historical level.

Interest Income. Interest income was $9.0 million and $1.4 million in 2005 and 2004, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money-markets during 2005 as compared to 2004.

Interest Expense. Interest expense was $33.4 million and $18.7 million in 2005 and 2004, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in 2005 as compared to 2004.

Loss on Early Extinguishment of Debt. We did not have a loss on early extinguishment of debt during 2005. In December 2004, we recorded a loss on early extinguishment of debt of $22.6 million related to the make whole premium, unamortized debt issuance costs and fees that were paid in connection with the early extinguishment of $220.0 million of our senior notes.

Other Expense, net. Other expense, net was $13.6 million and $0.4 million in 2005 and 2004, respectively. The balances in each period primarily consist of realized foreign currency exchanges losses.

Income Tax Expense. We incurred income tax expense of $122.1 million in 2005 and an income tax expense of $11.8 million in 2004. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of (20.4)% and (2.2)% for 2005 and 2004, respectively, and the U.S. Federal statutory income tax rate are the nondeductible goodwill impairment charge of $118.5 million and $385.9 million; nondeductible meals and entertainment expense of $19.6 million and $19.2 million; increase to deferred tax asset valuation allowance of $223.0 million and $24.8 million; state and local income taxes of $(12.7) million and $(8.2) million; impact of foreign recapitalization of $82.0 million and $54.8 million; foreign taxes of $13.7 million and $(1.0) million; income tax reserves of $18.6 million and $7.9 million and other nondeductible items of $8.2 million and $26.3 million, respectively.

Net Loss. For 2005, we incurred a net loss of $721.6 million, or a loss of $3.59 per share. Included in our results for 2005 were a $166.4 million goodwill impairment charge, $111.7 million of operating losses related to the HT Contract, $81.8 million of non-cash compensation expense related to the vesting of Retention RSUs, a $55.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $29.6 million of lease and facilities restructuring charges. For 2004, we incurred a net loss of $546.2 million, or a loss of $2.77 per share. Included in our results for 2004 are a $397.1 million goodwill impairment charge, $51.4 million for certain litigation settlement charges and $11.7 million of lease and facilities restructuring charges.

Obligations and Commitments

As of December 31, 2006, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (amounts are in thousands):

		Payment due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt (1)	$1,101,004	$27,110	$51,325	$72,732	$949,837
Operating leases	349,745	75,472	133,406	75,829	65,038
Unconditional purchase obligations (2)	99,594	51,278	36,126	9,190	3,000
Obligations under the pension and postretirement medical plans	47,558	3,808	7,869	8,433	27,448
Microsoft Collaboration Agreement (3)	4,689	4,689	—	—	—

Total	$1,602,590	$162,357	$228,726	$166,184	$1,045,323

(1)	Long-term debt includes both principal and interest scheduled payment obligations. Certain of our long-term debt allows the holders the right to convert the debentures into shares of our common stock or cash (at the Company’s option) in earlier periods than presented above. For additional information, see Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements.

(2)	Unconditional purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty.

(3)	For additional information, see Note 10, “Collaboration Agreement,” of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The following table summarizes the cash flow statements for 2006, 2005 and 2004 (amounts are in thousands):

	Year Ended December 31,
				2006 to 2005
	2006	2005	2004	Change

Net cash provided by (used in):
Operating activities	$58,680	$(113,071)	$48,265	$171,751
Investing activities	67,570	(141,043)	(109,387)	208,613
Financing activities	(7,316)	274,152	176,538	(281,468)
Effect of exchange rate changes on cash and cash equivalents	15,297	(9,508)	6,919	24,805

Net increase in cash and cash equivalents	$134,231	$10,530	$122,335	$123,701

Operating Activities. Net cash provided by operating activities during 2006 increased $171.8 million over 2005. This increase was primarily attributable to improved profitability and a decrease in accounts receivable, as our DSOs decreased to 82 days at December 31, 2006 from 94 days at December 31, 2005, providing an additional $136.3 million. These items were partially offset by the cash outflow to support the professional services and related expenses required under the HT Contract, and, to a lesser extent, payments made for the Peregrine settlement of $36.9 million.

Net cash used in operating activities during 2005 increased $161.3 million over 2004. This increase was due to a net loss of $721.6 million adjusted by impairment of goodwill of $166.4 million and stock-based compensation expense of $85.8 million in 2005 as compared to a net loss of $546.2 million adjusted by impairment of goodwill of $397.1 million and stock-based compensation expense of $9.9 million in 2004. These items were partially offset by $127.5 million in cash generated from working capital, primarily due to a decrease in our DSOs to 94 days at December 31, 2005 from 103 days at December 31, 2004, largely due to more aggressive collections efforts, and $58.4 million and $3.2 million in income tax refunds received during 2005 and 2004, respectively.

Investing Activities. Net cash provided by investing activities during 2006 increased $208.6 million over 2005. This increase was predominantly due to the change in the amount of restricted cash posted as collateral for letters of credit and surety bonds. The requirement to deposit and maintain cash collateral terminated as part of the March 31, 2006 amendment to the 2005 Credit Facility, and such cash collateral was released to us. The increase was offset by an increase of $9.7 million in capital expenditures in 2006 over 2005.

Net cash used in investing activities during 2005 was $141.0 million, an increase of $31.7 million over 2004. This increase was due to an increase in restricted cash of $79.1 million for cash collateral posted in support of bank guarantees for letters of credit and surety bonds, which was partially offset by a decrease in capital expenditures of $47.5 million. The decline in capital expenditures was due primarily to higher hardware and software costs incurred during 2004 for the implementation of our North America financial reporting systems.

Financing Activities. Net cash used in financing activities during 2006 was $7.3 million, primarily due to repayments of our Japanese term loans. Net cash provided by financing activities for 2005 was $274.2 million, resulting primarily from the proceeds on the issuance of debentures with an aggregate principal amount of $290.0 million, as more fully described in “—Debt Obligations,” below.

In addition, issuances of common stock from our ESPP generated $0, $14.9 million and $26.9 million in cash during 2006, 2005 and 2004, respectively. Because we are not current in our SEC periodic filings, we are unable to issue freely tradable shares of our common stock. Consequently, we were unable to make any public offerings of our common stock in 2006 or 2005 and have not issued shares under the LTIP or ESPP since early 2005. These sources of financing will remain unavailable to us until we are again current in our SEC periodic filings.

Additional Cash Flow Information

2007. At March 31, 2007, we had global cash balances of approximately $249.0 million. Our 2007 Credit Facility consists of (1) term loans in the aggregate principal amount of $300 million and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200 million. Borrowings under the 2007 Credit Facility will be used for general corporate purposes, including the payment of obligations outstanding under our prior credit facility, and payment of the fees and expenses of the 2007 Credit Facility. For additional information regarding the 2007 Credit Facility, see “— 2007 Credit Facility.”

Our decision to obtain the 2007 Credit Facility was based, in part, on the fact that the North American cash balances have been negatively affected in the first quarter of 2007 by, among other things, cash collection levels not maintaining pace with the levels achieved in the fourth quarter of 2006 and payments made in connection with (1) the uninsured portion of the settlement of the dispute with HT, (2) ongoing costs relating to the design and implementation of the new North American financial reporting systems, (3) ongoing costs relating to production and completion of our financial statements, (4) other additional accrued expenses for 2006 paid in the first quarter of 2007, and (5) our current expectations that operations will not generate cash before the latter part of 2007.

Outlook. We currently expect that our operations will continue to use, rather than provide a source of cash through the latter part of 2007. Based on current internal estimates, we nonetheless believe that our cash balances, together with cash generated from operations and borrowings made under our 2007 Credit Facility, will be sufficient to provide adequate funds for our anticipated internal growth and operating needs. Our management may seek alternative strategies, intended to further improve our cash balances and their accessibility, if current internal estimates for cash uses for 2007 prove incorrect. These activities include: initiating further cost reduction efforts, seeking improvements in working capital management, reducing or delaying capital expenditures, seeking additional debt or equity capital and selling assets.

After consultation with a number of our external financial advisors and various credit sources, we continue to believe that our available receivables and expected earnings before interest, tax, depreciation and amortization are, notwithstanding our not being current in our SEC periodic filings, sufficient to provide us with access to the private equity and debt placement markets. However, there can be no assurance that the Company will be able to issue equity or debt with acceptable terms and the proceeds from any such issuances, subject to certain exceptions, must first be used to repay amounts owed under our 2007 Credit Facility.

Based on the foregoing and our current state of knowledge of the outlook for our business, we currently believe that cash provided from operations, existing cash balances and borrowings under our 2007 Credit Facility will be sufficient to meet our working capital needs through the end of 2007. However, actual results may differ from current expectations for many reasons, including losses of business that could result from our continuing failure to timely file periodic reports with the SEC, the occurrence of any event of default that could provide our lenders with a right of acceleration (e.g., non-payment), possible delisting from the NYSE, further downgrades of our credit ratings or unexpected demands on our current cash resources (e.g., to settle lawsuits). For additional information regarding various risk factors that could affect our outlook, see Item 1A, “Risk Factors.” If cash provided from operations is insufficient and/or our ability to access the capital markets is impeded, our business, operations, results and cash flow could be materially and adversely affected.

Debt Obligations

The following tables present a summary of the activity in our debt obligations for 2006 and 2005:

	Balance				Balance
	December 31,				December 31,
	2005	Borrowings	Repayments	Other (b)	2006

Convertible debentures	$668,054	$—	$—	$3,436	$671,490
Yen-denominated term loan (January 31, 2003)	2,803	—	(2,802)	(1)	—
Yen-denominated term loan (June 30, 2003)	1,402	—	(1,442)	40	—
Other	2,501	—	(2,262)	121	360

Total notes payable	$674,760	$—	$(6,506)	$3,596	$671,850

	Balance		Discounts on			Balance
	December 31,		Senior			December 31,
	2004	Borrowings	Debentures (a)	Repayments	Other (b)	2005

Convertible debentures	$400,000	$290,000	$(23,361)	$—	$1,415	$668,054
Yen-denominated term loan (January 31, 2003)	9,724	—	—	(6,089)	(832)	2,803
Yen-denominated term loan (June 30, 2003)	4,863	—	—	(2,891)	(570)	1,402
Yen-denominated line of credit(c)	7,795	—	—	(6,796)	(999)	—
Other	844	2,874	—	(1,209)	(8)	2,501

Total notes payable	$423,226	$292,874	$(23,361)	$(16,985)	$(994)	$674,760

(a)	Amount represents a discount to the $40,000 principal amount of the July 2005 Senior Debentures.

(b)	Other changes in notes payable consist of amortization of notes payable discount and foreign currency translation adjustments.

(c)	Yen-denominated line of credit was terminated on December 16, 2005.

At December 31, 2006, we had total outstanding debt of $671.9 million, compared to total outstanding debt of $674.8 million at December 31, 2005. The $2.9 million decrease in total outstanding debt was mainly attributable to the repayment of Yen-denominated term loans as well as other German debt offset by the amortization of notes payable discount related to the convertible debentures.

For information on the Series B Debenture litigation matter that we settled in late 2006, see Item 3, “Legal Proceedings—Other Matters.”

Debt Ratings

On February 6, 2007, Standard & Poor’s Rating Services (“Standard & Poor’s”) withdrew our senior unsecured rating of B- and our subordinated debt rating of CCC+ and removed them from CreditWatch. Separately, on October 6, 2006, Moody’s downgraded our corporate family rating to B2 from B1 and the ratings for two of our subordinated convertible bonds series to B3 from B2, and placed our ratings on review for further downgrade.

2007 Credit Facility

On May 18, 2007, we entered into a $400 million senior secured credit facility and on June 1, 2007, we amended and restated the credit facility to increase the aggregate commitments under the facility from $400.0 million to $500.0 million. The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300.0 million (the “Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200.0 million (the “LC Facility”). Borrowings under the 2007 Credit Facility will be used for general corporate purposes, including the payment of obligations outstanding under the 2005 Credit Facility, and the payment of fees, commissions and expenses incurred by us in connection with the 2007 Credit Facility. Interest on the Term Loans is calculated, at the Company’s option, (1) at a rate equal to 3.5% plus the London Interbank Offered Rate, or LIBOR, or (2) at a rate equal to 2.5% plus the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. As of June 1, 2007, we have borrowed $300.0 million under the Term Loans, and an aggregate of approximately $89.3 million of letters of credit previously outstanding under the 2005 Credit Facility has been assumed under the LC Facility.

Our obligations under the 2007 Credit Facility are secured by liens and security interests in substantially all of our assets and most of our material domestic subsidiaries, as guarantors of such obligations (including a pledge of 65% of the stock of certain of our foreign subsidiaries), subject to certain exceptions.

The 2007 Credit Facility requires us to make prepayments of outstanding Term Loans and cash collateralize outstanding Letters of Credit in an amount equal to (i) 100% of the net proceeds received from property or asset sales (subject to exceptions), (ii) 100% of the net proceeds received from the issuance or incurrence of additional debt (subject to exceptions), (iii) 100% of all casualty and condemnation proceeds (subject to exceptions), (iv) 50% of the net proceeds received from the issuance of equity (subject to exceptions) and (v) for each fiscal year ending on or after December 31, 2008 (and, at our election for the second half of the 2007 fiscal year), the difference between (a) 50% of the Excess Cash Flow (as defined in the 2007 Credit Facility) and (b) any voluntary prepayment of the Term Loan or the LC Facility (as defined in the 2007 Credit Facility) (subject to exceptions). If the Term Loan is prepaid or the LC Facility is reduced prior to May 18, 2008 with other indebtedness or another letter of credit facility, we may be required to pay a prepayment premium of 1% of the principal amount of the Term Loan so prepaid or LC Facility so reduced if the cost of such replacement indebtedness of letter of credit facility is lower than the cost of the 2007 Credit Facility. In addition, we are required to pay $750,000 in principal plus any accrued and unpaid interest at the end of each quarter, commencing on June 29, 2007 and ending on March 31, 2012.

The 2007 Credit Facility contains affirmative and negative covenants:

•	The affirmative covenants include, among other things: the delivery of unaudited quarterly and audited annual financial statements, all in accordance with generally accepted accounting principles; certain monthly operating metrics and budgets; compliance with applicable laws and regulations (excluding, prior to October 31, 2008, compliance with certain filing requirements under the securities laws); maintenance of existence and insurance; after October 31, 2008, as requested by the Administrative Agent, maintenance of credit ratings; and maintenance of books and records (subject to the material weaknesses previously disclosed in our 2005 Form 10-K).

•	The negative covenants, which (subject to exceptions) restrict certain of our corporate activities, include, among other things, limitations on: disposition of assets; mergers and acquisitions; payment of dividends; stock repurchases and redemptions; incurrence of additional indebtedness; making of loans and investments; creation of liens; prepayment of other indebtedness; and engaging in certain transactions with affiliates.

Events of default under the 2007 Credit Facility include, among other things: defaults based on nonpayment, breach of representations, warranties and covenants, cross-defaults to other debt above $10 million, loss of lien on collateral, invalidity of certain guarantees, certain bankruptcy and insolvency events, certain ERISA events, judgments against us in an aggregate amount in excess of $20 million, and change of control events.

Under the terms of the 2007 Credit Facility, we are not required to become current in our SEC periodic filings until October 31, 2008. Until October 31, 2008, our failure to provide annual audited or quarterly unaudited financial statements, to keep our books and records in accordance with GAAP or to timely file our SEC periodic reports will not be considered an event of default under the 2007 Credit Facility. The timing of the requirement that we become current in our SEC periodic filings is aligned with the timing set forth in the waivers obtained under certain of our indentures. As previously disclosed, the indenture governing the Series A Debentures and Series B Debentures was amended to include a waiver of our SEC reporting requirements under the indenture through October 31, 2008. In addition, the indenture governing the April 2005 Debentures was amended to include a waiver of our SEC reporting requirements under such indenture through October 31, 2007, or through October 31, 2008 if we elect to pay an additional fee to certain holders of such debentures.

Discontinued 2005 Credit Facility

On July 19, 2005, we entered into a $150.0 million Senior Secured Credit Facility (the “2005 Credit Facility”). Our 2005 Credit Facility provided for up to $150.0 million in revolving credit and advances. Advances under the revolving credit line were limited by the available borrowing base, which was based upon a percentage of eligible accounts receivable. As of December 31, 2006, we had approximately $23.7 million available under the borrowing base.

In 2005 and 2006, we entered into five amendments to the 2005 Credit Facility. Among other things, these amendments revised certain covenants contained in the 2005 Credit Facility, including the extensions of the filing deadlines for our 2005, 2006 and 2007 SEC periodic reports and an increase in the amounts of civil litigation payments that we are permitted to pay and in the aggregate amount of investments and indebtedness that we are permitted to make and incur with respect to our foreign subsidiaries. In addition, in 2007 we obtained several limited waivers that, among other things, waived the delivery requirement of our periodic filings to the lenders under the facility.

The 2005 Credit Facility was terminated on May 18, 2007. On that date, all outstanding obligations under the 2005 Credit Facility were paid or assumed under the 2007 Credit Facility, and all liens and security interests under the 2005 Credit Facility were released.

Guarantees and Indemnification Obligations

In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements with them. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We estimate that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2006. Information regarding the amounts of our outstanding surety and surety-related bonds and letters of credit can be found above.

We are also required, in the course of business, particularly with certain of our Public Services clients, largely in the state and local markets, to obtain surety bonds, letters of credit or bank guarantees for client engagements. At December 31, 2006, we had $101.9 million in outstanding surety bonds and $89.3 million in letters of credit extended to secure certain of these bonds. The issuers of our outstanding surety bonds may, at any time, require that we post collateral (cash or letters of credit) to fully secure these obligations.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires that management make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Management’s estimates, assumptions and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in the North American financial reporting systems, actual results could differ from those estimates. The areas that we believe are our most critical accounting policies include:

•	revenue recognition,

•	valuation of accounts receivable,

•	valuation of goodwill,

•	accounting for income taxes,

•	valuation of long-lived assets,

•	accounting for leases,

•	restructuring charges,

•	legal contingencies,

•	retirement benefits,

•	accounting for stock-based compensation, and

•	accounting for intercompany loans.

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

Technology integration services represent a significant portion of our business and are generally accounted for under the percentage-of-completion method in accordance with the Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs to the client incurred as a percentage of the total estimated costs to the client. When total cost estimates exceed estimated revenue, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs.

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

For our managed service arrangements, we typically implement or build system applications for customers that we then manage or run for periods that may span several years. Such arrangements include the delivery of a combination of one or more of our service offerings and are governed by Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In managed service arrangements in which the system application implementation or build has standalone value to the customer, and we have evidence of fair value for the managed or run services, we bifurcate the total arrangement into two units of accounting: (i) the system application implementation or build, which is recognized as technology integration services using the percentage-of-completion method under SOP 81-1, and (ii) the managed or run services, which are recognized under SAB 104 ratably over the estimated life of the customer relationship. In instances where we are unable to bifurcate a managed service arrangement into separate units of accounting, the total contract is recognized as one unit of accounting under SAB 104. In such instances, total fees and costs related to the system application implementation or build are deferred and recognized together with managed or run services upon completion of the software application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the system application implementation or build and managed services. Fees from transaction-based services are recognized as earned if we have evidence of fair value for such transactions; otherwise, transaction fees are spread ratably over the remaining life of the customer relationship period as received. The determination of fair value requires us to use significant judgment. We determine the fair value of service revenue based upon our recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenue includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in other direct contract expenses. In addition, we generally enter into relationships with subcontractors where we maintain a principal relationship with the customer. In such instances, subcontractor costs are included in revenue with offsetting expenses recorded in other direct contract expenses.

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

Valuation of Goodwill

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis on April 1 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable, as prescribed in the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

An impairment review of the carrying amount of goodwill is conducted if events or changes in circumstances indicate that goodwill might be impaired. Factors we consider important that could trigger an impairment review include significant underperformance relative to historically or projected future operating results, identification of other impaired assets within a reporting unit, the more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold, significant adverse changes in business climate or regulations, significant changes in senior management, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a significant unforeseen decline in our credit rating. Determining whether a triggering event has occurred includes significant judgment from management.

The goodwill impairment test prescribed by SFAS 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of December 31, 2006, our reporting units consisted of our three North America industry groups and our three international regions. To identify impairment, the fair value of the reporting unit is first compared with its carrying value. If the reporting unit’s allocated carrying value exceeds its fair value, we undertake a second evaluation to assess the required impairment loss to the extent that the carrying value of the goodwill exceeds its implied fair value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. We estimate the fair values of our reporting units using a combination of the discounted cash flow valuation model and comparable market transaction models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit as well as comparability with recent transactions in the industry. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

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

The majority of our deferred tax assets at December 31, 2006 consisted of federal, foreign and state net operating loss carryforwards that will expire between 2007 and 2026. During 2006, the valuation allowance against federal, state, and certain foreign net operating loss and foreign tax credit carryforwards increased $69.4 million over the year ended 2005, due to additional losses.

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

During 2005, the Internal Revenue Service commenced a federal income tax examination for the tax periods ended June 30, 2001, June 30, 2003, December 31, 2003, December 31, 2004 and December 31, 2005. We are unable to determine the ultimate outcome of these examinations, but we believe that we have established appropriate reserves related to apportionment of income between jurisdictions, the impact of the restatement items and certain filing positions. We are also under examination from time to time in foreign, state and local jurisdictions.

At December 31, 2006, we believe we have appropriately accrued for exposures related to uncertain tax positions. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.

During 2006, 2005 and 2004, none of the established reserves expired based on the statute of limitations with respect to certain tax examination periods. In addition, an increase to the reserve for tax exposures of $13.8 million, $51.6 million, and $8.0 million, respectively, was recorded as an income tax expense for additional exposures, including interest and penalties.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance. In 2006, we determined that it was more likely than not that a significant amount of our deferred tax assets primarily in the U.S. may not be realized, therefore we recorded a valuation allowance against those deferred assets.

Valuation of Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, internal capitalized software, and customer lists). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying amount of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

Accounting for Leases

We lease office facilities under non-cancelable operating leases that expire at various dates through 2017, along with options that permit renewals for additional periods. Rent abatements and escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term. We receive incentives to lease office facilities in certain areas which are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

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

Retirement Benefits

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” and SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” The pension plans relate to our plans for employees in Germany and Switzerland. Accounting for retirement plans requires management to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on our financial position and results of operations. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For 2006, the discount rate to determine the benefit obligation for the pension plans was 4.2%. The discount rate reflects the rate at which the pension benefits could be effectively settled. The rate is based upon comparable high quality corporate bond yields with maturities consistent with expected pension payment periods. A 100 basis point increase in the discount rate would decrease the 2007 pension expense for the plans by approximately $1.9 million. A 100 basis point decrease in the discount rate would increase the 2007 pension expense for the plans by approximately $3.7 million. The expected long-term rate of return on assets for the 2006 was 4.5%. This rate represents the average of the long-term rates of return for the defined benefit plan weighted by the plans’ assets as of December 31, 2006. To develop this assumption, we considered historical asset returns, the current asset allocation and future expectations of asset returns. The actual long-term rate of return from July 1, 2003 until December 31, 2006 was 4.5%. A 100 basis point increase or decrease in the expected long-term rate of return on the plans’ assets would have approximately a $0.2 million impact on our 2007 pension expense. As of December 31, 2006, the pension plan had an $6.5 million unrecognized actuarial loss that will be expensed over the average future working lifetime of active participants.

We also offer a postretirement medical plan to the majority of our full-time U.S. employees and managing directors who meet specific eligibility requirements. For 2006, the discount rate to determine the benefit obligation was 5.8%. The discount rate reflects the rate at which the benefits could be effectively settled. The rate is based upon comparable high quality corporate bond yields with maturities consistent with expected retiree medical payment periods. A 100 basis point increase or decrease in the discount rate would have approximately a $0.6 million impact on the 2006 retiree medical expense for the plan. As of December 31, 2006, the pension plan had $2.4 million in unrecognized actuarial losses that will be expensed over the average future working lifetime of active participants.

Accounting for Stock-Based Compensation

We have various stock-based compensation plans under which we have granted stock options, restricted stock awards and stock units to certain officers, employees and non-employee directors. We also have the ESPP and BE an Owner plans that allow for employees to purchase Company stock at a discount. We granted both service-based and performance-based stock units and stock options during 2006. For all awards, the fair value is fixed on the date of grant based on the number of stock units or stock options issued and the fair value of the Company’s stock on the date of grant. For the performance-based stock units and stock options, each quarter we compare the actual performance results with the performance conditions to determine the probability of the award fully vesting. The determination of successful compliance with the performance conditions requires significant judgment by management, as differing outcomes may have a significant impact on current and future stock compensation expense.

We adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006. This standard requires that all share-based payments to employees be recognized in the statements of operations based on their fair values. We have used the Black-Scholes model to determine the fair value of our stock option awards. Under the fair value recognition provisions of SFAS 123(R), share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS 123(R), the compensation expense that we record in the future periods may differ significantly from what we have recorded in the current period.

We adopted the modified prospective transition method permitted under SFAS 123(R) and consequently have not adjusted results from prior years. Under the modified prospective transition method, the 2006 compensation cost includes expense relating to the remaining unvested awards granted prior to December 31, 2005 along with new grants made during 2006. For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through the passage of time, the grant date fair value of the award is recognized over the vesting period.

We elected the alternative transition method as outlined in Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”), to calculate the historical pool of excess tax benefits available to offset tax shortfalls in periods following the adoption of SFAS 123(R).

The after-tax stock-based compensation expense impact of adopting SFAS 123(R) for the year ended December 31, 2006 was $25.7 million with a $0.12 per share reduction to diluted earnings per share. Prior to the adoption of SFAS 123(R), we used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, including Financial Interpretation (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”, for our plans. Under this accounting method, stock option compensation awards that are granted with an exercise price at the current fair value of our common stock as of the date of the award generally did not require compensation expense to be recognized in the consolidated statement of operations. Stock-based compensation expense recognized for our employee stock option plans, restricted stock units and restricted stock awards was $85.8 million in 2005, net of tax.

As of December 31, 2006, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows:

	Unrecognized
	Compensation	Weighted-Average
	Costs	Life in Years

Stock options	$11,052	1.7
Restricted stock and stock unit awards	41,153	3.1
ESPP	4,713	1.0

Total	$56,918	2.6

Accounting for Intercompany Loans

Intercompany loans are classified between long- and short-term based on management’s intent regarding repayment. Translation gains and losses on short-term loans are recorded in other income (expense), net, in our Consolidated Financial Statements and similar gains and losses on long-term loans are recorded as other comprehensive income in our Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Accordingly, changes in management’s intent relative to the expected repayment of these intercompany loans will change the amount of translation gains and losses included in our Consolidated Financial Statements.

Accounting for Employee Global Mobility and Tax Equalization

We have a tax equalization policy designed to ensure that our employees on domestic long-term and foreign assignments will be subject to the same level of personal tax, regardless of the tax jurisdiction in which the employee works. We accrue for tax equalization expenses in the period incurred. If the estimated tax equalization liability, including related interest and penalties, is determined to be greater or less than amounts due upon final settlement, the difference is recorded in the current period.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on our Consolidated Financial Statements.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method we currently use, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality” (“SAB 99”). The adoption of SAB 108 during 2006 did not have a material impact on our Consolidated Financial Statements.

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

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”). FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP No. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP No. EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP No. EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact FSP No EITF 00-19-2 could have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115” (“SFAS 159”). The new statement allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 159.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk and foreign currency exchange risk, arise in the normal course of business rather than from trading activities.

Interest Rate Risk

Our exposure to potential losses due to changes in interest rates is minimal as our outstanding debt obligations have fixed interest rates. The fair value of our debt obligations may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions.

The table below presents principal cash flows (net of discounts) and related weighted average interest rates by scheduled maturity dates for our debt obligations as of December 31, 2006:

	Expected Maturity Date
	Year ended December 31,
	(In thousands of U.S. Dollars, except interest rates)
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value

U.S. Dollar Functional Currency
Series A Convertible Subordinated Debentures	—	—	—	—	—	$250,000	$250,000	$247,825
Average fixed interest rate	—	—	—	—	—	3.10%	3.10%
U.S. Dollar Functional Currency
Series B Convertible Subordinated Debentures	—	—	—	—	—	$200,000	$200,000	$206,260
Average fixed interest rate	—	—	—	—	—	4.10%	4.10%
U.S. Dollar Functional Currency
Series C Convertible Subordinated Debentures	—	—	—	—	—	$200,000	$200,000	$273,260
Average fixed interest rate	—	—	—	—	—	5.00%	5.00%
U.S. Dollar Functional Currency
Convertible Senior Subordinated Debentures	—	—	—	$40,000	—	—	$40,000	$48,536
Average fixed interest rate	—	—	—	0.50%	—	—	0.50%
U.S. Dollar Functional Currency	$360	—	—	—	—	—	$360	$360
Average fixed interest rate	5.60%	—	—	—	—	—	5.60%

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

We have foreign exchange exposures related primarily to short-term intercompany loans denominated in non-U.S. dollars to certain of our foreign subsidiaries. The potential gain or loss in the fair value of these intercompany loans that would result from a hypothetical change of 10% in exchange rates would be approximately $6.9 million and $9.2 million as of December 31, 2006 and 2005, respectively. For additional information refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on Page F-1, Index to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported, on February 5, 2007, the Chairman of the Audit Committee of the Board (the “Audit Committee”) was notified by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), that PwC was declining to stand for re-election and that the client-auditor relationship between the Company and PwC would cease upon PwC’s completion of services related to the audit of our annual financial statements for fiscal 2006 and related 2006 quarterly reviews.

During the Company’s years ended December 31, 2005 and December 31, 2006, and through June 28, 2007, there were no disagreements between the Company and PwC on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to PwC’s satisfaction, would have caused it to make reference to the matter in connection with its report on the Company’s consolidated financial statements for the relevant year, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that the Company disclosed that material weaknesses existed in its internal control over financial reporting for 2006 and 2005. The material weaknesses identified are discussed in Item 9A of the Company’s Annual Reports on Form 10-K for the year ended December 31, 2006 and for the year ended December 31, 2005. The Company has authorized PwC to respond fully to any inquiries of its successor concerning the material weaknesses. PwC’s audit reports on the Company’s consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On February 9, 2007, the Audit Committee of the Board of Directors of the Company, as part of its periodic review and corporate governance practices, determined to engage Ernst & Young LLP (“Ernst & Young”) as the Company’s independent registered public accounting firm commencing with the audit for the year ending December 31, 2007. Ernst & Young also has been engaged as the independent registered public accounting firm for the Plan, commencing with the audit for the Plan’s year ending December 31, 2007. During the Company’s years ended December 31, 2005 and December 31, 2006, and through February 9, 2007, neither the Company, nor anyone on its behalf, consulted with Ernst & Young with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements for 2006 or 2005, and no written report or oral advice was provided by Ernst & Young to the Company that Ernst & Young concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue for 2006 or 2005 or (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, as well as our inability to file this Annual Report within the statutory time period, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting, we performed additional procedures so that our consolidated financial statements as of and for the year ended December 31, 2006, including quarterly periods, are presented in accordance with GAAP. Our additional procedures included, but were not limited to:

i) recalculating North America revenue and related accounts, such as accounts receivable, unbilled revenue, deferred revenue and costs of service as of and for the year ended December 31, 2006 by validating data to independent source documentation;

ii) reviewing 100% of all contracts including contract modifications, accruals, and recognition of sub-contractor costs in 2006 in the United States;

iii) providing GAAP revenue recognition guidance on certain international contracts focusing on those contracts with a value in excess of $2 million and selected other contracts deemed to be of high risk;

iv) performing a comprehensive search for unrecorded liabilities at December 31, 2006;

v) performing a comprehensive global search to identify the complete population of employees deployed on expatriate assignments during 2006 and recalculating related compensation expense classified as costs of service, and employee income tax liabilities as of and for the year ended December 31, 2006;

vi) performing additional reconciliations of payroll expense to cash payments for payroll including salaries, bonuses, and other wages; as well as agreement of bonus accruals to supporting documentation and subsequent cash disbursements;

vii) performing additional review of lease and facility charges (performed by our GAAP Technical Accounting Policy Group) to ensure charges complied with GAAP and were complete and accurate;

viii) performing substantive procedures in areas related to our income taxes in order to provide reasonable assurance as to the related financial statement amounts and disclosures;

ix) verifying a significant sample of stock-based grants back to supporting documentation and manually agreeing certain assumptions used in the SFAS 123(R) calculations; and

x) performing additional closing procedures, including detailed reviews of journal entries, re-performance of account reconciliations and analyses of balance sheet accounts.

The completion of these and other procedures resulted in the identification of adjustments related to our consolidated financial statements as of and for the year ended December 31, 2006, which significantly delayed the filing of this Annual Report.

We believe that because we performed the substantial additional procedures described above and made appropriate adjustments, the consolidated financial statements for the periods included in this Annual Report are fairly stated in all material respects in accordance with GAAP.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2006. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006.

1. We did not maintain an effective control environment over financial reporting. Specifically, we identified the following material weaknesses:

•	We did not maintain a sufficient complement of personnel in our foreign locations with an appropriate level of knowledge, experience and training in the application of GAAP and in internal control over financial reporting commensurate with our financial reporting requirements.

•	We did not maintain and communicate sufficient formalized and consistent finance and accounting policies and procedures. We also did not maintain effective controls designed to prevent or detect instances of non-compliance with established policies and procedures specifically with respect to the application of accounting policies at foreign locations.

•	We did not enforce the consistent performance of manual controls designed to complement system controls over our North American financial accounting system. As a result, transactions and data were not completely and accurately recorded, processed and reported in the financial statements.

•	We did not maintain adequate controls to ensure that employees could report actual or perceived violations of our policies and procedures. In addition, we did not have sufficient procedures to ensure the appropriate notification, investigation, resolution and remediation procedures were applied to reported violations.

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

These material weaknesses contributed to the material weaknesses identified in items 3 through 9 below and resulted in adjustments to our consolidated financial statements for the year ended December 31, 2006. Additionally, these material weaknesses could result in a misstatement to substantially all of our financial statement accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

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

5. We did not design and maintain effective controls over the completeness and accuracy of costs related to expatriate compensation expense and related tax liabilities. Specifically, we did not maintain effective controls to identify and monitor employees working away from their home country for extended periods of time. In addition, we did not maintain effective controls to completely and properly calculate the related compensation expense and employee income tax liability attributable to each tax jurisdiction.

6. We did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of our payroll, employee benefit and other compensation liabilities and related expense accounts. Specifically, we did not have effective controls designed and in place to provide reasonable assurance of the authorization, initiation, recording, processing, and reporting of employee related costs including bonus, health and welfare, severance, compensation expense, and stock-based compensation amounts in the accounting records. Additionally, we did not design and maintain effective controls over the administration of employee data or controls to provide reasonable assurance regarding the proper authorization of non-recurring payroll changes.

7. We did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of property and equipment and related depreciation and amortization expense. Specifically, we did not design and maintain effective controls to provide reasonable assurance that asset additions and disposals were completely and accurately recorded; depreciation and amortization expense was accurately recorded based on appropriate useful lives assigned to the related assets; existence of assets was confirmed through periodic inventories; and the identification and determination of impairment losses were performed in accordance with GAAP. In addition, we did not design and maintain effective controls to provide reasonable assurance of the adherence to our capitalization policy, and we did not design and maintain effective controls to provide reasonable assurance that expenses for internally developed software were completely and accurately capitalized, amortized, and adjusted for impairment in accordance with GAAP.

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

Each of the control deficiencies discussed in items 3 through 9 above resulted in adjustments to our consolidated financial statements for the year ended December 31, 2006. Additionally, these control deficiencies could result in misstatements of the aforementioned financial statement accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies in items 3 through 9 above constitutes a material weakness.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the Internal Control—Integrated Framework issued by COSO.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures.

The Company has remediated its material weakness with respect to senior management setting the proper tone by placing importance on internal control over financial reporting and by placing importance on adherence to the code of business conduct and ethics through the following actions:

•	Senior management made key hires in specific management positions.

•	Senior management made strategic replacements of certain country and regional leadership.

•	Senior management and regional and country leaders consistently communicated the proper tone as to internal control over financial reporting and adherence to the code of business conduct and ethics throughout their respective organizations.

•	Senior management and regional and country leaders initiated specific efforts to design and implement improvements in internal controls over financial reporting whose primary objective was focused on the completeness and accuracy of financial accounts.

•	Senior management instituted under the direction of its new Chief Compliance Officer comprehensive training on the Foreign Corrupt Practices Act, delivered in eight different languages, which was monitored to determine completion of the training. This resulted in over 95% of all employees world-wide completing the training and the required test.

We added significant skills and competencies to our corporate finance and accounting function by hiring individuals with strong technical skills and significant experience in areas deemed appropriate to their assigned responsibilities, including the creation of a GAAP Technical Accounting Policy Group, thereby remediating the material weakness with respect to a sufficient complement of personnel in our corporate offices.

The Company has remediated its material weakness with respect to the tracking of its long-term assignment employees (“LTA”) in the United States and the recording of the related expenses and tax liabilities by implementing the following mechanisms:

•	A comprehensive LTA policy.

•	Training and testing to measure the comprehension of the LTA policy including tracking of completion of the training and the related test. Completion rates were above 90%.

•	A comprehensive tracking system that identifies potential LTA personnel and accumulates and records appropriate cost data and related liabilities.

In addition to the foregoing remediation activities, we continued to strengthen the control environment and the accuracy and completeness of the financial accounts. Except as noted above, the following remediation efforts, certain of which commenced in fiscal 2006 and continue in 2007, were insufficiently mature to fully remediate any additional material weaknesses in fiscal 2006:

•	We established a global remediation project, under the direction of the Chief Financial Officer, in order to provide oversight and direction in an effort to establish an effective control environment.

•	We strengthened our Internal Audit function by adding individuals with specialized skills where deemed appropriate.

•	We continued the implementation of our finance transformation program, the objective of which was to design and develop remediation strategies to address material weaknesses and improve internal controls.

•	We designed and implemented a global closing process designed to identify and define close tasks for both financial and non-finance functional areas, due dates for close procedures, task completion and ownership, and process integration.

•	We implemented a financial close management tool which allows us to track progress against approximately 1,500 closing tasks.

•	We implemented a “Program Control” initiative, consisting in excess of 250 professionals with requisite skills, designed to support the completeness and accuracy of project accounting details in North America.

•	We implemented improvements to our billing process, established policies and procedures limiting any invoicing outside of our financial system, and significantly reduced manual billing errors and unapplied cash balances.

•	In the first quarter of 2007, we deployed a new contract set up process and application to guide the comprehensive review of contract and project set-up data within the accounting system.

•	In the second quarter of 2007, we deployed and conducted extensive training on an application referred to as the “Project Control Workbench.” Combined with other process changes, enhanced controls and reporting, this application will improve the accuracy and timeliness of submission of project accounting data needed for accounting for subcontractor accruals, estimate-at-complete, estimate-to-complete, and revenue recognition in North America.

•	We implemented improved processes to identify, monitor, track and account for employees working outside their home country for extended periods of time including account reconciliations, data reviews, and tax cost projection analyses.

•	We implemented new processes designed to improve the completeness, accuracy and timing of accounting for expatriate assignments, including the development of a tracking application to assist in the compiling and reporting of employee-related costs.

•	We deployed an automated tool to assist with the process of requesting time and expense adjustments.

•	We performed in-depth access reviews in certain regions of the applicable payroll systems to ensure proper access restrictions.

•	We created an oversight function within the Corporate Controller group to provide additional analyses, review and oversight for fixed assets.

•	We implemented procedures to include a regular review of asset impairment.

•	In the first quarter of 2007, we completed a fixed asset inventory in addition to our periodic “electronic” inventory of laptops and desktops, to validate asset existence.

•	We centralized all lease administration, enabling us to capture all lease obligations and lease terms, and measure the completeness and accuracy of our lease records.

•	We implemented a review of certain monthly leasing activity reports to identify lease-related commitments.

•	We implemented a process to identify real-time lease activity or other lease term changes with respect to our leased facilities.

The foregoing initiatives have enabled us to significantly improve our control environment, the completeness and accuracy of underlying accounting data, and the timeliness with which we are able to close our books. Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of regulatory required financial information. The remediation efforts noted above are subject to the Company’s internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Changes in Internal Control over Financial Reporting

As noted above, senior management implemented and caused to be sustained significant changes to personnel, including finance and accounting personnel in our corporate offices, processes and policies and have communicated the importance of our Standards of Business Conduct and ethics, and the importance of internal control over financial reporting. In addition, senior management caused to be implemented policies and processes and other mechanisms around the identification of our long-term assignment personnel in the United States and the accuracy and completeness of the related financial accounts. These measures matured sufficiently such that in the fourth quarter of 2006, their sustainability and impact were considered sufficient. These changes represent material changes that have occurred in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Board of Directors (the “Board”) currently consists of nine directors. Our directors are divided into three classes serving staggered three-year terms. Information about our directors as of June 1, 2007, is provided below. For information about our executive officers, please see “Executive Officers” included in Part I of this Annual Report.

Class I Directors Whose Terms Expire in 2007

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

Betsy J. Bernard, age 52, has been a member of our Board of Directors since March 2004. Ms. Bernard is a private investor. Ms. Bernard was President of AT&T Corporation from 2002 to 2003. From 2001 to 2002, Ms. Bernard was President and Chief Executive Officer of AT&T Consumer. Ms. Bernard is a director of The Principal Financial Group, a global financial institution.

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

Class II Directors Whose Terms Expire in 2008

Wolfgang Kemna, age 49, has been a member of our Board of Directors since April 2001. Mr. Kemna is Managing Director of Steeb Anwendungssysteme GmbH, a wholly owned subsidiary of SAP AG (“SAP”). Mr. Kemna was Executive Vice President of Global Initiatives of SAP from 2002 to 2004. He was also a member of SAP’s extended executive board from 2000 to 2004.

Albert L. Lord, age 61, has been a member of our Board of Directors since February 2003. Mr. Lord is Chairman of the board of directors of SLM Corporation, commonly known as “Sallie Mae,” and has served in this capacity since 2005. Mr. Lord was Vice Chairman and Chief Executive Officer of Sallie Mae from 1997 to 2005.

J. Terry Strange, age 63, has been a member of our Board of Directors since April 2003. Mr. Strange retired from KPMG where he served as Vice Chair and Managing Partner of the U.S. Audit Practice from 1996 to 2002. During this period, Mr. Strange also served as the Global Managing Partner of the Audit Practice of KPMG International and was a member of its International Executive Committee. Mr. Strange is a director of Compass BancShares, Inc., a financial services company, New Jersey Resources Corp., an energy services holding company, Group 1 Automotive, Inc., a holding company operating in the automotive retailing industry, and Newfield Exploration Company, an independent crude oil and natural gas exploration and production company.

Class III Directors Whose Terms Expire in 2009

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

Jill S. Kanin-Lovers, age 55, has been a member of our Board of Directors since May 2007. Ms. Kanin-Lovers served as Senior Vice President of Human Resources & Workplace Management at Avon Products, Inc. from 1998 to 2004. Ms. Kanin-Lovers is a member of the Board of Directors of Dot Foods, Inc., one of the nation’s largest food redistributors, Heidrick & Struggles, a leading global search firm, and First Advantage Corporation, a leading provider of risk mitigation and business solutions. Ms. Kanin-Lovers also teaches Corporate Governance for the Rutgers University Mini-MBA program.

Harry L. You, age 48, has been a member of our Board of Directors since March 2005. Mr. You has served as Chief Executive Officer of the Company since March 2005. Mr. You also served as the Company’s Interim Chief Financial Officer from July 2005 until October 2006. From 2004 to 2005, Mr. You was Executive Vice President and Chief Financial Officer of Oracle Corporation, a large enterprise software company. From 2001 to 2004, Mr. You was the Chief Financial Officer of Accenture Ltd, a global management consulting, technology services and outsourcing company. Mr. You is a director of Korn Ferry International, a leading provider of recruitment and leadership development services.

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

Audit Committee

Our Audit Committee is currently composed of Messrs. Strange (Chair), Kemna and Lord. The Board has affirmatively determined that each member of the Audit Committee has no material relationship with the Company (either directly or as a partner, stockholder or officer of the Company) and is independent of the Company and its management under the listing standards of the NYSE and the applicable regulations of the SEC. Mr. Strange serves on the audit committee of four other publicly registered companies. The Board has determined that such simultaneous service does not impair Mr. Strange’s ability to serve on the Company’s Audit Committee. In addition, the Board has determined that Mr. Strange is an Audit Committee Financial Expert.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee for 2006 were Messrs. Allred (Chair) and Strange and Ms. Bernard. On May 10, 2007, Ms. Kanin-Lovers was appointed to the Compensation Committee, and on June 18, 2007, Mr. Strange stepped down from the committee. No member of the Compensation Committee is a former or current officer or employee of the Company or any of the Company’s subsidiaries. To the Company’s knowledge, there were no other relationships involving members of the Compensation Committee requiring disclosure in this section of this Annual Report.

Standards of Business Conduct

On May 10, 2007, the Board approved our Standards of Business Conduct (the “SBC”), which superseded our prior Code of Business Conduct and Ethics as of May 31, 2007. The SBC was developed as part of our commitment to enhancing our culture of integrity and our corporate governance policies. The SBC reflects changes in law and regulation, best practices and updates to the Company’s policies. In addition, the SBC contains new or enhanced policies and/or procedures relating to violations of the SBC, conflicts of interest (including those related to the giving and receiving of gifts and entertainment), financial disclosures, the importance of maintaining the confidentiality of Company, client and competitor information, data privacy and protection, Company property, investor and media relations, records management, and lobbying/political activities. The SBC applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The SBC is posted on our website, at www.bearingpoint.com, and is filed as an exhibit to this Annual Report. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the SBC for our Chief Executive Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, by posting such amendment or waiver on our within the applicable deadline that may be imposed by government regulation following the amendment or waiver.

Committee Charters

In addition, our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter are posted on the Company’s website, at www.bearingpoint.com. A printed copy of these documents, as well as our Standards of Business Conduct, will be made available upon request.

Annual Certifications

The certifications by our Chief Executive Officer and Chief Financial Officer regarding the quality of our public disclosures are filed as Exhibits 31.1 and 31.2, respectively, to this Annual Report. We have also submitted to the NYSE a certificate of our Chief Executive Officer certifying that he is not aware of any violation by the Company of the NYSE corporate governance listing standards.

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
8725 W. Higgins Road
Chicago, IL 60631

All communications and concerns will be forwarded to our Board, our non-management directors as a group or our Presiding Director, as applicable. We also have established a dedicated telephone number for communicating concerns or comments regarding compliance matters to the Company. The phone number is 1-800-206-4081 (or 240-864-0229 for international callers), and is available 24 hours a day, seven days a week. Our Standards of Business Conduct prohibits any retaliation or other adverse action against any person for raising a concern. If you wish to raise your concern in an anonymous manner, then you may do so.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the U.S. Federal securities laws, directors and executive officers, as well as persons who beneficially own more than ten percent of our outstanding common stock, must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we must identify in this Annual Report those persons who did not file these reports when due. Based solely on a review of copies of Forms 3, 4 or 5 filed by us on behalf of our directors and executive officers or otherwise provided to us and copies of Schedule 13Gs, we believe that all of our directors, executive officers and greater than ten percent stockholders complied with their applicable filing requirements for 2006. In 2005, however, Judy Ethell, our Chief Financial Officer, failed to report a Form 4 to report the issuance of RSUs to Robert Glatz, her spouse, in connection with his employment in August 2005. The issuance of RSUs to Mr. Glatz, which was previously described in our Annual Reports on Form 10-K for fiscal years 2004 and 2005 (filed with the SEC on January 31, 2006 and November 22, 2006, respectively), was reported on a Form 4 on June 28, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The success of our business largely depends on our ability to attract, retain and motivate qualified employees, particularly professionals with the advanced information technology skills necessary to perform the services we offer. Our management and the Compensation Committee of our Board of Directors devote a significant amount of time and attention to addressing the compensation of our professionals. Our Compensation Committee has the authority to determine the compensation for our executive officers, including making individual compensation decisions, and reviewing and structuring the compensation programs applicable to our executive officers. Our executive officers are our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel and Secretary. This compensation discussion and analysis provides perspective on our compensation objectives and policies for our Chief Executive Officer, our Chief Financial Officer and our other executive officers. We believe that an understanding of our approach to managing director compensation generally is useful to an understanding of our business model and our particular compensation practices as it relates to our executive officers. For additional information, see Item 1, “Business—Employees,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Business—Priorities for 2007 and Beyond,” and “—Managing Director Compensation Plan.”

Overall Compensation Philosophy and Objectives

Overall, our compensation philosophy is to enhance corporate performance and stockholder value by aligning the financial interests of our managing directors, including our executive officers, with those of our stockholders. We strive to implement this philosophy by tying a significant portion of our managing directors’ compensation to our financial performance.

We design our compensation programs to:

•	attract and retain the best possible talent;

•	motivate our people’s efforts to achieve long-term positive returns for our stockholders;

•	increase the use of performance and equity-based awards;

•	communicate metrics to influence employee performance and accountability;

•	provide for cash and long-term incentive compensation at levels that are competitive with companies within our industry (targeting to remain around the 50th percentile); and

•	recognize outstanding individual performance.

How Compensation is Determined

Mix of Total Compensation. Our Compensation Committee and management collaborate to determine the mix of compensation for our employees, both among short and long-term compensation and cash and non-cash compensation. Our management team establishes and recommends cash compensation for all of our employees, including our executive officers. Our Compensation Committee reviews management’s recommendations of guidelines for salary and cash bonus increases for our employees, determines cash compensation for our executive officers, and establishes guidelines and structures for the issuance of equity-based compensation so as to establish the mix of total compensation for our employees.

In the past, our business model rewarded revenue growth and utilization; however, in 2006, management and our Compensation Committee changed this approach, to emphasize profitability and individual performance in establishing the mix of total compensation to be paid to our executive officers.

Market Benchmarking. The Compensation Committee reviews and considers peer benchmarking information in determining the mix or relationship of compensation elements for our executive officers.

We target total compensation for our executive officers to be consistent with peer companies performing at comparable levels. To evaluate the reasonableness and competitiveness of our compensation, we obtain information on market pay levels from various sources, including nationally recognized compensation surveys, SEC filings of selected, publicly-traded benchmark companies and first-hand experience obtained from the marketplace in hiring employees. In addition, we typically engage a consultant to gather information on pay levels and practices for a group of comparable management and technology consulting companies based in the United States. For each comparable company, the Compensation Committee’s consultant collects information regarding total compensation levels for executive officers (including base salary, annual bonus, long-term incentives and other compensation) and other related items. The Compensation Committee’s consultant summarizes and reviews this information, as well as information from leading published compensation surveys, with the Compensation Committee.

Role of Compensation Committee and Management in Executive Officer Compensation Decisions. The Compensation Committee evaluates the performance of our executive officers and approves their annual compensation, including salary, bonus, incentive and equity compensation. The Compensation Committee takes into consideration management’s recommendations for the total compensation of our executive officers. For our executive officers, the Compensation Committee generally considers the Company’s performance within our industry, the challenges we continue to face in improving our business operations, as well as each individual’s current contribution and expected future contribution to our performance. The Chief Executive Officer meets with the Compensation Committee to discuss the performance review for each executive officer (other than himself) and to make compensation recommendations. The Chairman of the Board participates in the review and discussion of the Chief Executive Officer’s compensation. The Compensation Committee considers these views when making its compensation determinations, as well as an analysis of short-term and long-term compensation prepared by its outside consultant that compares the individual’s compensation for the prior two years, evaluates the compensation recommendations made by management and provides a market analysis comparing these compensation amounts to a group of peer companies. In making compensation decisions, the Compensation Committee also considers the results of the “360 degree” performance review process we have implemented, which is intended to broaden the scope of our review process for managing directors and allows peers and direct and indirect reports to review and assess the performance of our managing directors, including our executive officers.

Management Team Employment Agreements. Since November 2004, there have been significant changes to our executive management team as a result of the issues related to our North American financial reporting systems, internal controls, various ongoing investigations and related litigation. During the past two years, the Compensation Committee and management have devoted a significant amount of time to attract highly motivated and experienced individuals to comprise our new executive management team and to provide leadership to the Company. In 2005 and 2006, the Board of Directors appointed a new Chief Executive

Officer, Chief Financial Officer and General Counsel, and, in 2007, the Board appointed a new Chief Operating Officer. We entered into written employment agreements with Mr. You, our Chief Executive Officer, Ms. Ethell, our Chief Financial Officer, Mr. Lutz, our General Counsel and Secretary and Mr. Harbach, our Chief Operating Officer. Prior to agreeing upon the compensation terms of these employment agreements, the Compensation Committee took into consideration competitive market compensation information based upon peer group data and the data of companies with a similar market capitalization. Furthermore, it was necessary to compensate Mr. You, Ms. Ethell and Mr. Lutz with additional equity grants and other signing bonus payments to offset compensation that would have been earned or benefits that would have been received by such individuals had they remained with their previous employers.

Equity Compensation Programs

In connection with our 2006 Annual Meeting of Stockholders, our Board of Directors included a proposal to amend the LTIP to, among other things, provide for a 25 million share increase in the number of shares authorized for equity awards made under the LTIP. In soliciting proxies from our largest stockholders, we informed our stockholders that the increased share capacity would be used to implement a new equity-based retention strategy for 2007, under which awards would vest over several years and be subject to performance-based vesting criteria. Our management and the Compensation Committee made these recommendation because they realized that (1) approximately 70% of the RSUs we issued in 2005 would vest by January 1, 2007 and (2) the number of shares available under our LTIP would not allow us to issue substantial amounts of equity in the near future. Furthermore, because most of our outstanding stock option awards were granted before 2005, we believed those stock options had limited retentive value since they were granted with exercise prices that were still above our common stock’s current stock price. We believe that performance-based equity is viewed more favorably than RSUs by our stockholders because vesting is conditioned upon performance criteria that can be objectively measured rather than mere continuation of employment. Our stockholders approved the LTIP amendments on December 14, 2006.

Generally, we do not expect the Compensation Committee to make any additional grants of RSUs or PSUs to our executive officers through the end of 2009. Until that time, we expect that any bonus compensation earned by our executive officers will be paid in cash.

PSU Program. In February 2007, the Compensation Committee adopted a performance share unit (“PSU”) program for the Company’s highest-performing managing directors and senior managers, including our executive officers. The PSU program was implemented recognizing that: (i) we had achieved some important milestones in our efforts to become timely in our SEC periodic filings; (ii) we were beginning to achieve a level of operational stability under the direction and guidance of our new executive management team; and (iii) our managing directors had demonstrated their ability to maintain our core business under adverse conditions. As a result, management and the Compensation Committee determined that the PSUs should be structured with a view to promoting longer-term retention. The Compensation Committee concluded that the greatest retentive potential would be achieved if the PSUs were initially granted as large, three-year cliff vesting awards rather than in smaller increments with shorter vesting periods. To ensure that vesting of the PSUs was sufficiently tied to Company performance, the vesting of the PSUs was tied to achievement of performance targets of both minimum growth in consolidated business unit contribution (“CBUC”), defined as (i) consolidated net revenue less (ii) professional compensation, other costs of service and sales, general and administrative expense (excluding stock compensation expense, bonus expense, interest expense and infrastructure expense) and total shareholder return. CBUC was selected as a performance metric that we believe demonstrates the core growth of each of our industry groups. In addition, total shareholder return was selected as a “best practice” performance metric that we believe is a measure important to our stockholders. In determining the thresholds for these performance targets, the Compensation Committee selected target levels that, in its estimation, would require Company growth, yet also be reasonably achievable to encourage and incent our employees to perform. For additional information on the PSU Program, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Business—Priorities for 2007 and Beyond.”

Restricted Stock Units (“RSUs”). We will continue to grant RSUs for various purposes, including as awards granted in connection with promotions and, when we have become current in our SEC periodic reports, as part of developing attractive employment offers for new recruits. The vesting of these RSUs continues to be time-based, either with a three-year cliff vesting provision or vesting ratably over four years. By comparison, we expect that future RSUs granted to our executive officers, if any, will include performance-based vesting requirements. While we may incrementally increase the relative proportion of variable compensation of our executive officers through RSU grants, we currently expect that through 2009, the predominant source of equity awards held by our executive officers will be derived from PSUs.

While we have maintained parity with our major competitors on base cash compensation for our executive officers, relevant market data indicates that we continue to lag behind our competitors in the categories of cash incentive and long-term, equity incentive compensation. We believe the issuance of PSU awards help to balance the mix of fixed and variable compensation of our executive officers, aligning us more closely with the compensation structures offered by our competitors.

Principal Components of Executive Officer Compensation

The principal elements of our executive officer compensation program consist of base salary, annual incentive cash bonuses and, at appropriate intervals, long-term incentive compensation in the form of grants of stock-based awards. We also provide deferred compensation plans, health and welfare (including medical), retirement and other perquisites and benefits to our executive officers generally available to our other employees.

In determining 2006 compensation, we did not engage an outside consultant to assist the Compensation Committee. Compensation determinations, however, were based in part upon compensation information about executive officers at other systems integration and consulting firms gathered by Watson Wyatt Worldwide. In 2006 and 2007, we engaged Towers Perrin as our compensation consultant to prepare compensation analyses of our executive officers, provide market data information used to determine the payment of 2006 bonuses and 2007 compensation and provide guidance on our long-term compensation strategies, including the structuring of our PSU program.

Fixed Compensation

Base Salaries. Base salaries for our executive officers are determined by evaluating the responsibilities of the position held, the experience and performance of the individual and market information comparing such salaries to the competitive marketplace for executive talent, with emphasis on our primary competitors in the management and technology consulting industry. The Compensation Committee considers salary adjustments based upon the recommendation of the Chief Executive Officer (other than with respect to his salary), the Compensation Committee’s evaluation of Company performance and the performance of the executive officer, taking into account any additional or new responsibilities assumed by the individual executive officer in connection with promotions or organizational changes. Salary represents a smaller percentage of total compensation for our executive officers than for our less senior managing directors, with a greater percentage of the executive officers’ compensation being tied to performance and our share price.

Determination of 2006 Base Salaries. The employment agreements that we entered into with Mr. You, Ms. Ethell and Mr. Lutz provided for their respective base annual salaries during 2006, as reflected in the “Summary Compensation Table” on page 91. Pursuant to their employment agreements (entered into in 2005), base salary for each of Mr. You and Ms. Ethell was unchanged from 2005 to 2006. Mr. McGeary and Mr. Roberts do not have specific employment agreements with the Company.

For 2006, the Compensation Committee approved a base salary for Mr. McGeary in the range of $650,000 to $750,000, and delegated its authority to the Chief Executive Officer to make the final determination of his base salary. Our Chief Executive Officer determined that Mr. McGeary’s base salary for

2006 should be $650,000, based on Mr. McGeary’s active involvement with the Board, his contributions as Chief Executive Officer of the Company in 2005, which included the hiring of the new executive management team and his participation in employee roadshows and other communications intended to maintain employee morale and address employee attrition.

In determining Mr. Robert’s base salary for 2006, the Compensation Committee considered various factors, such as Mr. Robert’s willingness to assume the role of Chief Operating Officer in 2005, the time and effort he spent assisting Mr. You in his new role as Chief Executive Officer, his efforts in addressing morale within the Finance team and helping to abate attrition and his contributions to our Managing Director Compensation Committee.

Variable Compensation

Annual Incentive Bonus. Generally, our executive officers would be eligible to receive annual incentive bonuses pursuant to our MD Compensation Plan, under the same terms and conditions applicable to the Company’s managing directors. However, currently, the Compensation Committee determines the target bonus amounts for Mr. You, Ms. Ethell and Mr. Lutz generally in accordance with the terms of their employment agreements. Any such bonuses paid to our executive officers are paid in lieu of MD Compensation Plan amounts. During 2006, we paid the annual bonuses set forth in the “Summary Compensation Table” on page 91. Bonuses earned for performance during one year are paid in the following year.

Determination of 2006 Annual Incentive Bonuses. In 2006, the Compensation Committee determined to award Mr. You, Mr. McGeary and Mr. Roberts cash bonuses equal to 7.8% of their base salaries, which was the percentage applied to determine cash bonuses for each managing director who achieved a “meets expectations” rating for 2006 performance. Although Mr. You was eligible to receive up to 100% of his bonus salary as set forth in his employment agreement, Mr. You and the Compensation Committee agreed that it was appropriate to alter the basis for determining his bonus compensation for 2006. In addition to the cash bonus, the Compensation Committee made conditional RSU awards to Mr. You and Mr. McGeary that would vest based on their achievement of certain performance targets. The stipulated performance targets were not achieved and these awards were not granted. However, for a discussion of a smaller, subsequent award that was made to Mr. You, see “2006 Long-Term Incentive Compensation” below. For 2006, the Compensation Committee determined to award Ms. Ethell and Mr. Lutz cash bonuses equal to 60% and 100%, respectively, of their base salaries (although Mr. Lutz was paid a pro rated amount, since his employment with the Company started in March 2006).

The Compensation Committee’s determinations of cash bonuses awarded to our executive officers in 2006, as well as determinations of 2007 compensation, were based in part on the following considerations:

Harry You	• outstanding feedback in the “360 degree” peer review process
• successful motivation of the Company’s managing directors to drive Company performance
• progress made and left to be achieved with respect to the Company’s SEC filing status
• evaluations by Board members

Roderick McGeary	• time dedicated to Board of the Directors and effectiveness in fulfilling Chairman role; liaison role between management and the Board
• management roles and responsibilities, in addition to Board role
• executive sponsor of the Company’s transition to new financial reporting systems
• executive management role in addressing contractual or engagement relationship issues

Judy Ethell	• development of Finance leadership team
• responsibilities related to development of financial reporting systems
• oversight of internal audit, internal controls and Sarbanes-Oxley efforts
• progress achieved and remaining to be achieved with respect to the filing of the Company’s SEC periodic reports
• expanded responsibilities as Chief Financial Officer
• evaluations by the Audit Committee

Laurent Lutz	• restructuring of the Legal department
• stewardship of key external constituencies—e.g., SEC, New York Stock Exchange, insurers
• creation and implementation of compliance function
• success in managing and resolving various disputes and lawsuits
• level of contribution in Board of Directors and committee meetings
• implementation and oversight of improved disclosure controls

Rich Roberts	• individual performance rating among managing directors
• leadership role within the Public Services business unit

Long-Term Incentive Compensation

2006 Long-Term Incentive Compensation. In addition to their annual cash incentive bonuses, Mr. You and McGeary received grants of RSUs in connection with their 2006 performance. When the Compensation Committee determined Mr. You’s 2006 base compensation, the Compensation Committee also decided that to incent Mr. You’s performance, it would make a conditional grant of RSUs to Mr. You at the end of 2006 if Mr. You achieved certain performance milestones. Mr. You was eligible to receive a grant of 187,500 RSUs, to vest 25% on the grant date and 25% annually over the next three years, subject to the achievement of Company performance milestones for 2006. In early 2007, the Compensation Committee determined that these milestones had not been achieved, and as a result, these RSUs were not granted. The Compensation Committee did acknowledge, however, that Mr. You had made substantial contributions to the Company in 2006 (as set forth above) and, as a result, the Compensation Committee decided to make a smaller award of 72,992 RSUs to Mr. You, as bonus compensation for his performance.

In evaluating Mr. McGeary’s compensation for 2006, the Compensation Committee considered market data indicating that while Mr. McGeary’s cash compensation was commensurate for his position and responsibilities, his long-term incentive compensation was lower than market. Based on the factors set forth above, as well as an analysis of the mix of Mr. McGeary’s fixed and variable compensation, the Compensation Committee determined that it would increase Mr. McGeary’s long-term compensation. As a result, Mr. McGeary was granted 29,197 RSUs on February 12, 2007.

None of our executive officers received equity grants in 2006 as part of their compensation for 2006. Several of our executive officers, however, received equity grants for reasons other than as part of their 2006 compensation. For an explanation of these grants, please see the “Summary Compensation Table” on page 91.

On April 20, 2005, pursuant to Regulation BTR, the Company announced there would be a blackout period under the Company’s 401(k) plan. Due to existence of the blackout period, the Company was unable to make issuances of equity awards to its executive officers prior to September 14, 2006. The Company’s 401(k) Plan was subsequently amended to permanently prohibit participant purchases and Company contributions of its common stock under the 401(k) Plan and as a result of this action, the blackout period under the 401(k) Plan ended, effective as of September 14, 2006 and the Company was again able to make equity-based awards to its executive officers.

To date, we have not instituted any equity ownership requirements for our executive officers. We did not consider any such policy in 2006 due to the BTR blackout mentioned above, as well as the complexities and risks associated with open-market purchases of our common stock by our executive officers while we are not current in our SEC periodic filings. We expect to consider an equity ownership policy once we have become current in our SEC periodic filings.

2007 Compensation

Base Salary. In determining 2007 compensation, management and the Compensation Committee agreed that the executive officers would receive the standard 4% increase in base compensation provided to all the Company’s other managing directors in 2007. The Compensation Committee approved the following 2007 salaries for our executive officers:

Base Salary
Name	for 2007

Harry L. You	$780,000
Roderick C. McGeary	676,000
Judy A. Ethell	520,000
Laurent C. Lutz	520,000

In January 2007, Mr. Harbach was appointed as our Chief Operating Officer, replacing Mr. Roberts as an executive officer of the Company. Mr. Harbach’s base salary for 2007, set forth in his employment agreement with the Company, is $700,000.

PSU Awards. As part of our 2007 compensation program, the Compensation Committee approved in March 2007 the issuance of PSU awards to our executive officers. The Compensation Committee determined the amount of each PSU award granted to our executive officers by reviewing each executive officer’s individual performance and responsibilities and roles within the Company and by assessing and comparing the executive officer’s total compensation, including previously granted incentive awards and the balance of fixed and variable compensation, with competitive market data provided by Towers Perrin. PSU awards were granted to the following individuals:

Total Number
of
Name	PSUs Granted (1)

Harry L. You	959,079
Roderick C. McGeary	255,754
Judy A. Ethell	306,905
Laurent C. Lutz	383,632

(1)	The PSUs will vest on December 31, 2009 if two performance-based metrics are achieved for the performance period beginning on February 2, 2007 and ending on December 31, 2009. The Company must first achieve a compounded average annual growth target in consolidated business unit contribution. Then, depending on the Company’s total shareholder return relative to those companies that comprise the S&P 500, the percentage of PSU awards that vest will vary from 0% to 250%. The “Total Number of PSUs Granted” assumes that 100% of the PSU awards vest.

Mr. Harbach did not receive a PSU award since he received a grant of 888,325 RSUs on January 8, 2007 as part of his employment arrangement with the Company.

Other Compensation

Deferred Compensation Plans. We have a “Deferred Compensation Plan” and a “Managing Directors Deferred Compensation Plan.” The two plans are substantially identical and permit a select group of management and highly compensated employees to accumulate additional income for retirement and other personal financial goals by making elective deferrals of compensation to which they will become entitled to in the future. Our deferred compensation plans are nonqualified and unfunded, and participants are unsecured general creditors of the Company as to their accounts. Managing directors, including our executive officers, and other highly compensated executives selected by the plans’ administrative committee are eligible to participate in the plans. None of our executive officers have participated in our deferred compensation plans.

Other Benefits. We offer a variety of health and welfare and retirement programs to all eligible employees. Our executive officers are generally eligible for the same health and welfare programs on the same basis as our other employees. Our retirement program for U.S. employees consists of a 401(k) program, in which executive officers participate on the same terms and conditions as other eligible employees. We match the individual employee’s contribution to the program of 25% of the first 6% of pre-tax eligible compensation contributed to the plan, and, at our discretion, may make additional discretionary contributions of up to 25% of the first 6% of pre-tax eligible compensation contributed to the plan. Employee contributions to the 401(k) program for our executive officers, as well as other more highly compensated employees, are limited by federal law. We have not made up for the impact of these statutory limitations on named executives through any type of nonqualified deferred compensation or other program.

Perquisites and Other Compensation. In general, we have historically avoided the use of perquisites and other types of non-cash benefits for executive officers and expect this policy to continue. Certain of our executive officers have received perquisites such as reimbursements of moving expenses and legal fees and gross-up payments in connection with the same as set forth in their respective employment agreements.

Regulatory Considerations

The Internal Revenue Code contains a provision that limits the tax deductibility of certain compensation paid to our executive officers to the extent it is not considered performance-based compensation under the Internal Revenue Code. We have adopted policies and practices to facilitate compliance with Section 162(m) of the Internal Revenue Code. It is intended that awards granted under the LTIP to such persons will qualify as performance-based compensation within the meaning of Section 162(m) and regulations under that section.

In making decisions about executive compensation, we also consider the impact of other regulatory provisions, including the provisions of Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation and the change-in-control provisions of Section 280G of the Internal Revenue Code. In accordance with recent IRS guidance interpreting Section 409A, the LTIP will be administered in a manner that is in good faith compliance with Section 409A. The Board intends that any awards under the LTIP satisfy the applicable requirements of Section 409A. Generally, Section 409A is inapplicable to incentive stock options and restricted stock and also to nonqualified stock options so long as the exercise price for the nonqualified option may never be less than the fair market value of the common stock on the date of grant.

In making decisions about executive compensation, we also consider how various elements of compensation will impact our financial results including the impact of SFAS 123(R) which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. SFAS 123(R) was a consideration in adopting restricted stock units as a long-term equity incentive.

REPORT OF THE COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K with the Company’s management and, based on such review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Douglas C. Allred (Chair)
Betsy Bernard
Jill S. Kanin-Lovers*
J. Terry Strange**

*Member of the Compensation Committee since May 10, 2007

**Member of the Compensation Committee during 2006 and through June 18, 2007

Summary of Cash and Certain Other Compensation

The Summary Compensation Table below sets forth information concerning all compensation for services in all capacities to the Company for 2006 of those persons who were the Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers of the Company for 2006 (“named executive officers”).

Summary Compensation Table

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($) (1)	($) (1)	($) (2)	($) (2)	($)	($)	($)

Harry L. You(3)	2006	750,000	58,500	938,900	2,519,300	—	331,828	4,598,528
Chief Executive Officer
Roderick C. McGeary	2006	662,640	50,712	250,000	263,732	—	—	1,227,084
Chairman of the Board
Judy A. Ethell(4)	2006	500,000	300,000	690,700	1,131,000	—	3,797	2,625,497
Chief Financial Officer
Laurent C. Lutz(5)	2006	411,059	1,311,059	—	—	525,000	78,431	2,325,549
General Counsel and Secretary
Richard J. Roberts(6)	2006	650,000	50,700	855,400	332,160	—	3,977	1,892,237
Chief Operating Officer

(1)	Unless otherwise noted, “Bonus” amounts consist of performance-based cash bonuses accrued in the fiscal year for which the bonus has been earned. We have entered into employment agreements with Mr. You, Ms. Ethell and Mr. Lutz that set forth the terms of their compensation.

(2)	Unless otherwise noted, stock awards, which consist of RSUs, and stock options were granted in accordance with our LTIP. If dividends are declared on our common stock while any RSUs are outstanding, the number of shares to be granted upon settlement of the RSUs will be adjusted to reflect the payment of such dividends. Amounts reflected in the table as 2006 compensation reflect the dollar amount recognized for financial statement reporting purposes in 2006 in accordance with SFAS 123(R) for equity award expense. For additional information about 2006 awards of RSUs, stock options, and other non-equity incentive plan compensation, see “ — Grants of Plan-Based Awards.”

(3)	Mr. You’s “All Other Compensation” includes reimbursements of $259,568 for costs related to the sale of his residences, $17,117 in commuting expenses, $51,532 in tax equalization payments with respect to the reimbursement of moving expenses and certain state taxes paid by Mr. You, $2,361 in personal travel expenses and $1,250 in Company matching contributions under our 401(k) Plan.

(4)	On October 3, 2006, we entered into a letter agreement with Ms. Ethell relating to the rescission and replacement of certain grants of nonqualified stock options and RSUs made to her in July 2005 in connection with her employment with the Company. On July 1, 2005, Ms. Ethell received a grant for 292,000 RSUs and a stock option grant to purchase 600,000 shares of common stock (collectively, the “2005 Awards”). The 2005 Awards were intended to be of effect only after the Company had become current in its SEC periodic filings; however, we reconsidered the rationale behind this approach and as a result, we canceled the 2005 Awards and made subsequent replacement grants to Ms. Ethell, effective as of September 19, 2006 (the “2006 Awards”). The 2006 Awards consist of: (a) stock options to purchase up to 600,000 shares of our common stock, of which 25% vested upon grant, and, subject to achievement of certain performance criteria, 25% will vest on July 1 in each of 2007 through 2009, (b) 292,000 RSUs, of which 204,400 vested on date of grant, and, subject, to achievement of certain performance criteria, an additional 29,200 will vest on July 1 in each of 2007 through 2009, and (c) 94,000 RSUs, of which 25% vested on date of grant, and subject to achievement of certain performance criteria, 25% will vest on July 1 in each of 2007 through 2009.

(5)	Mr. Lutz’s annual base salary for 2006 was $500,000. The amount reported as Mr. Lutz’s salary is the amount actually paid in 2006. Mr. Lutz’s 2006 bonus compensation consists of a $900,000 signing bonus and $411,059 of bonus compensation (pro rated, based on an annual performance bonus of $500,000). Mr. Lutz’s 2006 non-equity incentive plan compensation is more fully described under “ — Grants of Plan-Based Awards.” Mr. Lutz’s “All Other Compensation” consists of $41,857 in legal fees paid on Mr. Lutz’s behalf in connection with the negotiation of his employment arrangements with the Company, reimbursement of $36,574 in tax equalization payments with respect to the reimbursement of legal fees and certain state taxes paid by Mr. Lutz.

(6)	Effective as of January 8, 2007, Mr. Roberts no longer serves as our Chief Operating Officer in connection with the appointment of F. Edwin Harbach as our President and Chief Operating Officer.

Grants of Plan-Based Awards

The following table provides information relating to equity awards made in 2006 to our named executive officers. All of the following awards that relate to our common stock were made pursuant to our LTIP.

											Grant
										Exercise	Date Fair
										Price of	Value of
		Estimated Future Payouts Under				Estimated Future Payouts Under				Option	Stock and
	Grant	Non-Equity Incentive Plan Awards				Equity Incentive Plan Awards				Awards	Option
Name	Date	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)		($/Sh)	Awards

Harry You	—	—	—	—		—	—	—		—	—
Roderick C. McGeary (1)	9/25/2006	—	—	—		—	—	29,411		—	$249,994
Judy A. Ethell (2)	9/19/2006	—	—	—		—	—	600,000		$8.70	2,883,600
	9/19/2006	—	—	—		—	—	292,000		—	2,540,400
	9/19/2006	—	—	—		—	—	94,000		—	817,800
Laurent C. Lutz (3)	2/27/2006	—	—	$1,750,000	(3)	—	—	—	(3)	—	—
Richard J. Roberts (4)	9/25/2006	—	—	—		—	—	77,343		—	657,416
	9/25/2006	—	—	—		—	—	93,177		—	792,005

(1)	Mr. McGeary was granted 29,411 RSUs that vest 25% on January 1 in each of 2007 through 2010.

(2)	Ms. Ethell was granted the following awards: (a) stock options to purchase up to 600,000 shares of our common stock, of which 25% vested upon grant, and, subject to achievement of certain performance criteria, 25% will vest on July 1 in each of 2007 through 2009, (b) 292,000 RSUs, of which 204,400 vested on date of grant, and, subject, to achievement of certain performance criteria, an additional 29,200 will vest on July 1 in each of 2007 through 2009, and (c) 94,000 RSUs, of which 25% vested on date of grant, and subject to achievement of certain performance criteria, 25% will vest on July 1 in each of 2007 through 2009. These grants were made pursuant to a letter agreement between the Company and Ms. Ethell, effective as of October 3, 2006, and replaced grants made to Ms. Ethell in 2005 in connection with her employment with the Company. The 2005 Awards were intended to be modified to be of effect only after the Company had become current on its SEC periodic filings, however, the rationale behind this approach was reconsidered by the Company. As a result, the 2005 Awards were canceled and the Compensation Committee approved these subsequent grants to Ms. Ethell, effective as of September 19, 2006.

(3)	Mr. Lutz was granted the following: on the earlier of (i) the date an effective registration statement on Form S-8 is filed or is on file and (ii) the date, if any, we cease to be a reporting company under the Exchange Act, a grant of RSUs having an aggregate value of $1.75 million; provided, however, if RSUs have not yet been granted, subject to certain conditions, Mr. Lutz will receive cash payments (which will reduce the value of any RSUs to be granted) of $525,000 on July 1, 2006, $525,000 on June 30, 2007 and $175,000 on December 31 in each of 2007 through 2010.

(4)	Mr. Roberts was granted the following awards: (a) 77,343 RSUs, all of which vested on September 25, 2006, and (b) 93,177 RSUs that vest 25% on January 1 in each of 2007 through 2010.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2006)

The following table provides information regarding the value of all unexercised options and unvested restricted stock units previously awarded to our named executives as of December 31, 2006.

	Option Awards							Stock Awards
												Equity
												Incentive
												Plan Awards:
					Equity						Equity	Market
					Incentive						Incentive	or Payout
					Plan Awards:					Market	Plan Awards:	Value of
	Number of		Number of		Number of			Number of		Value of	Number of	Unearned
	Securities		Securities		Securities			Shares or		Shares or	Unearned Shares,	Shares,
	Underlying		Underlying		Underlying			Units of		Units of	Units or	Units or
	Unexercised		Unexercised		Unexercised	Option	Option	Stock That		Stock That	Other Rights	Other Rights
	Options (#)		Options (#)		Unearned	Exercise	Expiration	Have not		Have not	That Have	That Have
Name	Exercisable		Unexercisable		Options (#)	Price ($)	Date	Vested (#)		Vested ($)	not Vested (#)	not Vested (#)

Harry L. You	500,000	(1)	1,500,000	(1)	—	$7.55	3/18/2015	750,000	(2)	$5,902,500	—	—
Roderick C. McGeary	7,928		—		—	55.50	6/30/2010	29,411	(3)	231,465	—	—
	15,000		—		—	16.38	4/24/2011	—		—	—	—
	450,000		—		—	9.00	11/19/2014	—		—	—	—
Judy A. Ethell	150,000	(4)	450,000	(4)	—	8.70	9/19/2016	87,600	(4)	689,412	—	—
								70,500	(4)	554,835	—	—
Laurent C. Lutz (5)	—		—		—	—	—	—		—	—	—
Richard J. Roberts	11,892		—		—	18.00	7/31/2010	93,177	(6)	733,303	—	—
	53,205		—		—	18.00	2/8/2011	—		—	—	—
	50,000		—		—	13.30	7/24/2011	—		—	—	—
	11,611		—		—	11.01	9/3/2012	—		—	—	—
	70,000		—		—	10.01	9/3/2012	—		—	—	—
	125,000		—		—	8.19	8/28/2013	—		—	—	—
	40,000	(7)	20,000	(7)	—	9.15	10/4/2014	—		—	—	—

(1)	Mr. You was granted stock options to purchase up to 2,000,000 shares of our common stock, which options vest 25% on March 18 in each of 2006 through 2009.

(2)	Mr. You was granted 750,000 RSUs, of which 62,500 RSUs vested on March 21, 2007, 125,000 RSUs vest on March 21, 2008, 187,500 RSUs vest on March 21 in each of 2009 and 2010, 125,000 RSUs vest on March 21, 2011 and 62,500 RSUs vest on March 21, 2012.

(3)	Mr. McGeary was granted 29,411 RSUs that vest 25% on January 1 in each of 2007 through 2010.

(4)	Ms. Ethell was granted stock options to purchase up to 600,000 shares of our common stock, of which 25% vested upon grant (September 19, 2006), and, subject to achievement of certain performance criteria, 25% will vest on July 1 in each of 2007 through 2009. In addition, Ms. Ethell was granted (i) 292,000 RSUs, of which 204,400 vested on date of grant (September 19, 2006), and, subject to achievement of certain performance criteria, an additional 29,200 will vest on July 1 in each of 2007 through 2009; and (ii) 94,000 RSUs, of which 25% vested on date of grant (September 19, 2006), and subject to achievement of certain performance criteria, 25% will vest on July 1 in each of 2007 through 2009. These grants were made in connection with the rescission and replacement of the 2005 Awards. For additional information, see footnote 4 of the “Summary Compensation Table” on page 91.

(5)	From April 20, 2005 through September 14, 2006, pursuant to Regulation BTR, we announced there would be a blackout period under our 401(k) plan. Due to existence of the blackout period, we were unable to make issuances of equity awards to its executive officers. In connection with his employment, Mr. Lutz was granted the following: on the earlier of (i) the date an effective registration statement on Form S-8 is filed or is on file and (ii) the date, if any, we cease to be a reporting company under the Exchange Act, a grant of RSUs having an aggregate value of $1.75 million; provided, however, if RSUs have not yet been granted, subject to certain conditions, Mr. Lutz will receive cash payments (which will reduce the value of any RSUs to be granted) of $525,000 on July 1, 2006, $525,000 on June 30, 2007 and $175,000 on December 31 in each of 2007 through 2010.

(6)	Mr. Roberts was granted 93,177 RSUs that vest 25% on January 1 in each of 2007 through 2010.

(7)	Mr. Roberts was granted stock options to purchase up to 60,000 shares of our common stock. The stock options vest as follows: 1/3 on October 4 in each of 2005, 2006, and 2007.

Option Exercises and Stock Vested

The following table provides information with respect to restricted stock units and restricted stock that vested during 2006 with respect to our named executive officers. No options were exercised in 2006.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)

Harry L. You	—	—	—	—
Roderick C. McGeary	—	—	—	—
Judy A. Ethell	—	—	227,900	$1,982,730
Laurent C. Lutz	—	—	—	—
Richard J. Roberts	—	—	149,782	1,226,787

Pension Benefits

Our only retirement plan for our U.S.-based associates, including our named executive officers, is our 401(k) plan. We do not have a pension plan in which our named executive officers are eligible to participate.

Nonqualified Deferred Compensation Plans

We have a “Deferred Compensation Plan” and a “Managing Directors Deferred Compensation Plan,” which are designed to permit a select group of management and highly compensated employees who contribute materially to our continued growth, development and future business success to accumulate additional income for retirement and other personal financial goals through plans that enable the participants to make elective deferrals of compensation to which they will become entitled to in the future. Our deferred compensation plans are nonqualified and unfunded, and participants are unsecured general creditors of the Company as to their accounts. Our managing directors, including our Named Executive Officers, and other highly compensated executives selected by the plans’ administrative committee are eligible to participate in the plans. To date, none of our Named Executive Officers have participated in any of our deferred compensation plans.

Employment Agreements

Managing Director Agreements. We have entered into a Managing Director Agreement (a “Managing Director Agreement”) with each of our approximately 650 managing directors, including our named executive officers. Pursuant to the Managing Director Agreement, we provide up to six months’ pay for certain terminations of employment by us. In addition, the Managing Director Agreement contains non-competition and non-solicitation provisions for a period of up to two years after such executive’s termination of employment or resignation.

Effective as of January 31, 2005, we and certain executive officers of the Company, including Richard J. Roberts, entered into an amendment to their Managing Director Agreements (the “Amendment”). Each Amendment provides that if within 18 months after the date of the Amendment we hire a new Chief Executive Officer other than Roderick C. McGeary and terminate, or constructively terminate, such Officer’s employment under certain circumstances (the “Triggering Event”), we will pay to such Officer a lump sum cash amount equal to the sum of such Officer’s current annual salary, earned and unused personal days and target incentive compensation pursuant to the terms of the incentive compensation plan then in effect. In addition, any unvested stock options that would have vested from the date of such Triggering Event through the next following anniversary date of the grant of such options will automatically vest. As of July 31, 2006, each of the Amendments had expired.

Employment Agreement for Harry L. You. Effective March 21, 2005, we entered into the following arrangements with Harry L. You, our Chief Executive Officer:

•	Compensation. Information regarding Mr. You’s annual base and bonus compensation can be found in the “Summary Compensation Table” above. Information regarding equity awards issued to Mr. You pursuant to his employment arrangements are included under “Outstanding Equity Awards at Fiscal Year-End (December 31, 2006),” above.

•	Benefits/Long-Term Incentives. Mr. You is entitled to participate in all employee benefit (including long-term incentives), fringe and perquisite plans, practices, programs, policies and arrangements generally provided to senior executives of the Company at a level commensurate with his position.

•	Relocation. Mr. You was reimbursed for reasonable relocation and transitional housing and travel expenses, including a tax gross-up payment to cover all applicable taxes, and the Company provided assistance in connection with the sale of his residences.

•	Indemnification. We agreed to indemnify Mr. You with respect to his activities on behalf of the Company, for any failure of the Company to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and for certain other matters.

•	Termination Payments. Mr. You is entitled to certain termination payments under his employment agreement, which are described below under “—Potential Payments upon Termination or Change of Control.”

Employment Agreement for Judy A. Ethell. Effective as of July 1, 2005, we entered into the following arrangements with Judy A. Ethell, our Chief Financial Officer—Finance:

•	Compensation. Information regarding Ms. Ethell’s annual base and bonus compensation can be found in the “Summary Compensation Table” above. Information regarding equity awards issued to Ms. Ethell pursuant to her employment arrangements are included under “Outstanding Equity Awards at Fiscal Year-End (December 31, 2006),” above.

•	Benefits/Long-Term Incentives. Ms. Ethell is entitled to participate in all employee benefit (including long-term incentives), fringe and perquisite plans, practices, programs, policies and arrangements generally provided to senior executives of the Company at a level commensurate with her position.

•	Relocation. Ms. Ethell was reimbursed for reasonable relocation and transitional housing and travel expenses, including a tax gross-up payment to cover all applicable taxes, and the Company provided assistance in connection with the sale of her principal residence.

•	Indemnification. We agreed to indemnify Ms. Ethell with respect to her activities on behalf of the Company, for any failure of the Company to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and for certain other matters.

•	Termination Payments. Ms. Ethell is entitled to certain termination payments under her employment agreement, which are described below under “—Potential Payments upon Termination or Change of Control.”

Employment Agreement for Laurent C. Lutz. Effective as of October 17, 2006, the Board determined that Laurent C. Lutz, our General Counsel and Secretary, was an executive officer of the Company. Effective as of February 27, 2006, we had entered into the following arrangements with Mr. Lutz:

•	Compensation. Information regarding Mr. Lutz’s annual base and bonus compensation can be found in the “Summary Compensation Table” above. Information regarding non-equity incentive plan compensation awarded to Mr. Lutz are included under “Grants of Plan-Based Awards, above.”

•	Benefits/Long-Term Incentives. Mr. Lutz is entitled to participate in all employee benefit (including long-term incentives), fringe and perquisite plans, practices, programs, policies and arrangements generally provided to senior executives of the Company at a level commensurate with his position.

•	Legal Fees. Mr. Lutz was reimbursed for reasonable legal fees in connection with the negotiation and drafting of his employment arrangements.

•	Indemnification. We agreed to indemnify Mr. Lutz in the event that any activity he undertakes on behalf of the Company is challenged as being in violation of any agreement he may have with a prior employer and for certain other matters. In addition, Mr. Lutz is entitled to receive a gross-up for any payment to him under any of his agreements that would be subject to a surtax imposed by Section 409A of the Internal Revenue Code or for any interest or penalties thereon.

•	Termination Payments. Mr. Lutz is entitled to certain termination payments under his employment agreement, which are described below under “—Potential Payments upon Termination or Change of Control.”

Potential Payments upon Termination or Change of Control

Severance Payments under Managing Director Agreements. Under our Managing Director Agreements, we provide up to six months’ pay for terminations of employment by us other than for “cause,” as defined in the agreements. In addition, these agreements contain non-competition and non-solicitation provisions for a period of up to two years after such executive’s termination of employment or resignation.

Severance Payments under Employment Agreements. Under our employment agreements with Mr. You, Ms. Ethell and Mr. Lutz, we have that upon termination of the individual’s employment by us without “cause” or by the individual “for good reason,” (as defined in the agreements), within 30 days after our receipt of a fully executed release, we will make a severance payment to the individual.

Termination Payments under Special Termination Agreements. We have entered into special termination agreements (each, a “Special Termination Agreement”) with certain key personnel, including each of our Named Executive Officers (with the exception of Mr. McGeary), as set forth below. The purpose of the Special Termination Agreement is to ensure that these executives are properly protected in the event of a change in control of the Company, thereby enhancing our ability to hire and retain them. The terms of the Special Termination Agreements vary up to a maximum of three years, which terms automatically renew for additional one-year terms unless we give notice that the agreement will not be renewed, or, if later, two years after a change in control. The protective provisions of the Special Termination Agreement become operative only upon a change in control, as defined in the agreement.

All Special Termination Agreements signed on or after August 1, 2006 specify that if, after a change in control and during the term of the agreement, we terminate the executive’s employment other than for “cause” (as defined in the agreements) or the executive terminates his employment because his salary was reduced by at least 20%, the executive is entitled to certain benefits. Generally, Special Termination Agreements signed before August 1, 2006 specify that if, after a change of control and during the term of the agreement, we terminate the executive’s employment other than for “cause” or if the executive terminates his employment for specified reasons (including if his responsibilities have been materially reduced or adversely modified or his compensation has been reduced), the executive is entitled to certain benefits. Under the Special Termination Agreements, these benefits generally include the payment of approximately one year’s compensation, based on salary plus bonus as specified in the agreement, continued coverage under our welfare benefit plans (e.g., medical, life insurance and disability insurance) for up to two years at no cost, and outplacement counseling.

Potential Payments
Upon Termination of Employment or Change-in-Control
as of December 31, 2006

The table below sets forth the potential payments that generally would have been payable to each of our named executive officers as of December 31, 2006 if:

•	the named executive officer’s employment were terminated by us without “Cause” (as defined in such named executive officer’s employment agreement) or by the named executive officer for “Good Reason” (as defined in such named executive officer’s employment agreement); and

•	the named executive officer’s employment (a) were terminated by us within two years after a Change in Control (as defined in such named executive officer’s Special Termination Agreement) for any reason other than “Cause” (as defined in such named executive officer’s Special Termination Agreement) or if the executive became permanently disabled or was unable to work for a period of 180 consecutive days, (b) (i) were involuntarily terminated by us (other than for Cause) or (ii) were terminated by the named executive officer following a reduction or adverse change in the named executive officer’s duties or compensation, in each case within six months prior to a Change in Control and in anticipation of a Change in Control or (c) were terminated by the named executive officer during the term of the Special Termination Agreement but after a Change in Control if one of the events specified in such named executive officer’s Special Termination Agreement has occurred.

	Termination of		Change in
Name	Employment (1) (2)		Control (3)

Harry L. You	$3,724,531	(4)	$29,477,602	(5)
Roderick C. McGeary	162,500	(6)	—
Judy A. Ethell	1,488,731	(7)	11,627,168	(8)
Laurent C. Lutz	4,633,709	(9)	12,218,534	(10)
Richard J. Roberts	325,000	(11)	4,167,168	(12)

(1)	Amounts set forth in the table for Mr. You, Ms. Ethell and Mr. Lutz reflect the severance payments payable under their respective employment agreements. If Mr. You, Ms. Ethell or Mr. Lutz’s employment is not terminated (i) by us without “Cause” (as defined in such named executive officer’s employment agreement) or (ii) by the named executive officer for “Good Reason” (as defined in such named executive officer’s employment agreement), then such named executive officer may still be eligible to receive payments representing earned but unpaid salary and bonuses amounts, any unpaid accrued personal days or unreimbursed business expenses and any other amounts due under the Company’s benefit plans. If Mr. You, Ms. Ethell or Mr. Lutz does not qualify for payment under any of the provisions of their respective employment agreements, they may be eligible to receive severance payments under their respective Managing Director Agreements if their employment is terminated for Cause (as defined in the respective Managing Director Agreement) or for no reason. Such payments would generally consist of all earned and unpaid base salary plus a payment equal to three months’ pay at such named executive officer’s current base salary. Amounts payable under the Managing Director Agreements for Mr. You, Ms. Ethell and Mr. Lutz as of December 31, 2006 would have been $187,500, $125,000 and $125,000, respectively. Amounts set forth in the table for Messrs. McGeary and Roberts reflect the severance payments payable under their respective Managing Director Agreements.

(2)	The values of accelerated stock options and RSUs assume a $7.87 per share price for our common stock (the closing price on December 29, 2006).

(3)	Amounts set forth in the table for Mr. You, Ms. Ethell, Mr. Lutz and Mr. Roberts reflect the termination payments payable governed under their respective Special Termination Agreements upon a Change of Control (as defined in such agreements). Mr. McGeary is not a party to a Special Termination Agreement. Even if Mr. You, Ms. Ethell or Mr. Lutz is not eligible to receive the payments set forth in the table above upon a change in control (as defined in the Special Termination Agreements), all unvested options and restricted stock held will immediately vest upon the occurrence of a Change of Control (as defined under the LTIP) pursuant to such named executive officer’s employment agreement. In addition, the Change of Control provisions under the LTIP generally provide that any unvested portion of stock option grants and RSUs will vest upon the occurrence of a Change of Control (as defined in the LTIP). See “Change of Control Provisions Under the LTIP” below. Furthermore, if such named executive officer is not eligible to receive the payments and other benefits specified in his or her Special Termination Agreement upon a change in control, such named executive officer may be eligible to receive the payments payable upon termination of employment under such individual’s employment agreement, as specified in this table and the related footnotes.

(4)	Under Mr. You’s employment agreement, Mr. You would have been entitled to the following: (i) payment equal to two times the sum of his (A) annual base salary ($750,000) and (B) target bonus ($750,000), (ii) payment of accrued and unused personal days ($51,469), (iii) payment of premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended for a period of 18 months after termination ($13,906), and (iv) the vesting of an additional 500,000 options and 62,500 RSUs that would have vested within the first anniversary of the termination date ($651,875).

(5)	Under Mr. You’s Special Termination Agreement, Mr. You would have been entitled to the following: (i) payment equal to 299% of the sum of his (A) annual base salary in 2006 ($750,000) and (B) bonus payment in 2005 ($1,000,000), (ii) for a period of 2 years after his termination, continuation of medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits, subject to certain exceptions ($15,307), (iii) if Mr. You’s employment is involuntarily terminated by us (other than for Cause) or there is a reduction or adverse change in Mr. You’s duties or compensation and Mr. You terminates his employment within six months prior to a Change of Control and in anticipation of a Change of Control, the vesting of all unvested options and RSUs (an additional 1,500,000 options and 750,000 RSUs valued at $6,382,500), (iv) reimbursement for outplacement services, (v) payment of any earned but unpaid salary, bonus or incentive compensation and (vi) an additional tax gross-up payment of $18,591,991.

(6)	Under Mr. McGeary’s Managing Director Agreement, Mr. McGeary would have been entitled to payment equal to three months of his base salary ($650,000).

(7)	Under Ms. Ethell’s employment agreement, Ms. Ethell would have been entitled to (i) payment equal to the sum of her (A) annual base salary ($500,000) and (B) target bonus ($500,000), (ii) payment of accrued and unused personal days ($59,389), (iii) payment of premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended for a period of 18 months after termination ($13,906), and (iv) the vesting of an additional 150,000 options and 52,700 RSUs that would have vested within the first anniversary of the termination date ($290,249).

(8)	Under Ms. Ethell’s Special Termination Agreement, Ms. Ethell would have been entitled to the following: (i) payment equal to 299% of the sum of her (A) annual base salary in 2006 ($500,000) and (B) target bonus for 2006 ($500,000), (ii) for a period of 2 years after her termination, continuation of medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits, subject to certain exceptions ($15,307), (iii) if Ms. Ethell’s employment is involuntarily terminated by us (other than for Cause) or there is a reduction or adverse change in Ms. Ethell’s duties or compensation and Ms. Ethell terminates her employment within six months prior to a Change of Control and in anticipation of a Change of Control, the vesting of all unvested options and RSUs (an additional 450,000 options and 158,100 RSUs valued at $870,747), (iv) reimbursement for outplacement services, (v) payment of any earned but unpaid salary, bonus or incentive compensation and (vi) an additional tax gross-up payment of $7,379,986.

(9)	Under Mr. Lutz’s employment agreement, Mr. Lutz would have been entitled to (i) payment equal to the sum of his (A) annual base salary ($500,000) (or, in the event of termination by Good Reason (as defined in his employment agreement), 1 1/2 times annual base salary) and (B) target bonus ($500,000), (ii) payment of accrued and unused personal days ($26,375), (iii) payment of premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended for a period of 18 months after termination ($14,401), (iv) vesting of the portion of his RSUs (or corresponding cash award payment) scheduled to vest on the next vesting date following the termination date (or, in the case of a cash award payment related to a termination occurring prior to July 1, 2007, the next 2 vesting dates) ($700,000) and (v) an additional tax gross-up payment of $2,886,147.

(10)	Under Mr. Lutz’s Special Termination Agreement, Mr. Lutz would have been entitled to the following: (i) payment equal to 299% of the sum of his (A) annual base salary in 2006 ($500,000) and (B) target bonus for 2006 ($500,000), (ii) for a period of 2 years after his termination, continuation of medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits, subject to certain exceptions ($12,417), (iii) if Mr. Lutz’s employment is involuntarily terminated by us (other than for Cause) or there is a reduction or adverse change in Mr. Lutz’s duties or compensation and Mr. Lutz terminates his employment within six months prior to a Change of Control and in anticipation of a Change of Control, the vesting of all unvested RSUs (or corresponding cash award payment, in the amount of $1,225,000), (iv) reimbursement for outplacement services, (v) payment of any earned but unpaid salary, bonus or incentive compensation and (vi) an additional tax gross-up payment of $7,610,423. In addition, pursuant to his employment agreement, Mr. Lutz would have been entitled to acceleration of his unpaid retention bonus ($375,000) upon a Change in Control (as defined in his Special Termination Agreement).

(11)	Under Mr. Roberts’ Managing Director Agreement, Mr. Roberts would have been entitled to payment equal to six months of his base salary ($650,000).

(12)	Under Mr. Roberts’ Special Termination Agreement, Mr. Roberts would have been entitled to the following: (i) payment equal to the sum of his (A) annual base salary in 2006 ($650,000) and (B) potential bonus or incentive compensation (20% of base salary or $130,000), (ii) for a period of 2 years after his termination, continuation of medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits, subject to certain exceptions ($12,759), (iii) if Mr. Roberts’ employment is involuntarily terminated by us (other than for Cause) or (ii) there is a reduction or adverse change in Mr. Roberts’ duties or compensation and Mr. Roberts terminates his employment within six months prior to a Change of Control and in anticipation of a Change of Control, the vesting of all unvested options and RSUs (an additional 20,000 options and 93,177 RSUs valued at $707,703), (iv) reimbursement for outplacement services, (v) payment of any earned but unpaid salary, bonus or incentive compensation and (vi) an additional gross-up payment of $2,640,791.

Change of Control Provisions Under the LTIP. In addition to the provisions in the agreements referred to above, in the event of certain “Changes of Control” of the Company, any non-vested portion of stock option grants and RSUs, and other awards made under the LTIP will generally vest, and any contractual transfer restrictions on restricted stock or other shares issued upon the settlement of RSUs will be released except under the PSU awards. If such a Change of Control were to occur, all stock options not yet exercisable, including those of our Named Executive Officers set forth in the table captioned “Outstanding Equity Awards at Fiscal Year-End (December 31, 2006)” would vest. In addition, all cash retention awards, including those granted to Mr. Lutz and set forth in the table captioned “Grants of Plan-Based Awards” would accelerate. Upon a change of control, for PSU awards, the growth target in consolidated business unit contribution will be waived and the acquiring company may (i) substitute the PSUs for the right to receive the acquiring company’s stock with the same vesting and settlement schedule, (ii) accelerate and settle in cash the ratable number of PSUs that would vest through the date of change in control and replace the remaining PSUs with a cash incentive bonus program that provides for an opportunity to earn up to the value of the remaining PSUs, or (iii) if neither of the above options is selected, then the PSUs will vest and settle and be payable within 10 days of the change of control.

Managing Director Compensation Plan

In January 2006, the Compensation Committee of the Board approved and authorized the development of our MD Compensation Plan. The MD Compensation Plan was designed to be a comprehensive cash and equity-based compensation program for the managing directors of the Company and was intended to replace the previous cash-based compensation program for such individuals. Generally, all managing directors, including our Named Executive Officers, are eligible to participate in the MD Compensation Plan. The primary goal of the MD Compensation Plan is to align the compensation of our managing directors with those of our stockholders, and the plan is designed to offer transparency into the Company’s executive compensation program, align company performance and individual performance, provide a fair and objective basis for assessing performance, link managing director roles and responsibilities to the Company’s business objectives, and enhance the accountability of the Company’s executives. Under the MD Compensation Plan, a managing director’s compensation may include the following components: (i) RSUs; (ii) target compensation (which may be cash or equity); (iii) performance compensation; and (iv) additional breakthrough awards.

To date, we have been unable to activate the MD Compensation Plan because we are not current with respect to our SEC periodic reports. We were unable to provide for bonuses under the MD Compensation Plan since the plan has not yet been fully activated and the target levels of profitability set forth under the MD Compensation Plan were not achieved due to our ongoing issues related to our financial accounting systems and internal controls and their related impact on our ability to become current in our SEC periodic reports and deliver shares of common stock under equity-based awards.

Director Compensation

Non-employee directors, those who are not employed by us on a full-time or other basis, receive compensation for their service on our Board of Directors. The goals for non-employee director compensation are to fairly pay directors for their service, to align directors’ interests with the long-term interests of our stockholders and to have a structure that is transparent. An employee director receives no additional compensation for their service on the Board.

In 2006, non-employee director compensation included the following elements:

•	an annual fee of $40,000;

•	a meeting fee of $2,000 for attendance in person at any meeting of the Board or a committee of the Board and $1,000 for attendance by telephone (members of the Audit Committee are paid $2,000 for attendance at any Audit Committee meeting, whether they attended in person or by telephone);

•	a grant of stock options to purchase up to 15,000 shares of common stock upon initial election to the Board;

•	a grant of stock options to purchase up to 5,000 shares of common stock upon initial election as the Chair of the Audit Committee; and

•	a grant of 8,000 shares of restricted common stock immediately following each annual meeting of stockholders.

2006 Director Compensation Table

	Fees Earned
	or Paid
	in Cash	Stock Awards	Option Awards	Total
Name	($)	($)(2)	($)(3)(4)	($)

Douglas C. Allred	70,000	65,760		135,760
Betsy J. Bernard	66,000	65,760		131,760
Spencer C. Fleischer	75,000	65,760	32,376	173,136
Wolfgang Kemna	73,000	65,760		138,760
Albert L. Lord	98,000	65,760		163,760
Alice M. Rivlin (1)	47,000	65,760		112,760
J. Terry Strange	113,000	65,760	5,482	184,242

(1)	Ms. Rivlin did not stand for re-election at our annual meeting of stockholders held on December 14, 2006.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with SFAS 123(R) with respect to grants of restricted stock in 2006. During 2006, each director was granted 8,000 shares of restricted common stock, each with a fair value of $65,760. In accordance with SFAS 123(R), fair value is calculated using the closing price of our common stock on the date of grant.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with SFAS 123(R) with respect to stock option awards granted prior to 2006. No stock options were awarded to these individuals in 2006. In accordance with SFAS 123(R), fair value was estimated using the Black-Scholes option-pricing model.

(4)	Outstanding equity awards for each non-employee director is as follows (for a description of the beneficial ownership by our directors, see “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”):

	Outstanding	Outstanding
	Stock Awards at	Option Awards at
	December 31,	December 31,
Name	2006	2006

Douglas C. Allred	28,000	15,000
Betsy J. Bernard	16,000	15,000
Spencer C. Fleischer	8,000	15,000
Wolfgang Kemna	28,000	15,000
Albert L. Lord	24,000	15,000
Alice M. Rivlin (1)	28,000	20,000
J. Terry Strange	24,000	20,000

(1)	Ms. Rivlin did not stand for re-election at our annual meeting of stockholders held on December 14, 2006.

We also reimburse directors for reasonable travel expenses related to attending a Board, Committee or other Company related business meetings, and provide liability insurance for our directors and officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of More Than Five Percent

The following table sets forth the only persons known by us, as of June 1, 2007, to be beneficial owners or more than five percent of our common stock.

	Common Stock
		Percentage of
Name and Address of 5% Holders of Common Stock	Number of Shares	Shares Outstanding

Ariel Capital Management, LLC (1)	30,201,218	15.0%
200 E. Randolph Drive, Suite 2900
Chicago, IL 60601
Glenview Capital Management, LLC (2)	20,599,345	10.2
767 Fifth Avenue, 44th Floor
New York, NY 10153
Thornburg Investment Management, Inc (3)	18,003,408	8.9
119 E. Marcy Street
Santa Fe, NM 87501
Goldman Sachs Asset Management, L.P. (4)	13,914,809	6.9
32 Old Slip
New York, NY 10005

(1)	Represents shares beneficially held by Ariel Capital Management, LLC (“Ariel”), as reported on a Schedule 13G filed on February 14, 2007. Ariel has sole voting power with respect to 26,112,088 shares and sole dispositive power with respect to 30,181,188 shares. These shares are beneficially owned by investment advisory clients of Ariel.

(2)	Represents shares beneficially held by Glenview Capital Management, LLC (“Glenview”), Glenview Capital GP, LLC (“Glenview GP”) and Lawrence M. Robbins, as reported on a Schedule 13G filed on February 14, 2007. Glenview serves as investment manager to various entities and as such may be deemed to have voting and dispositive power of such shares. Glenview GP is a general partner of, and serves as the sponsor of, various funds and as such, may be deemed to have voting and dispositive power over such shares. Mr. Robbins is the Chief Executive Officer of Glenview and Glenview GP.

(3)	Represents shares beneficially held by Thornburg Investment Management, Inc (“Thornburg”), as reported on a Schedule 13G filed on April 19, 2007. Thornburg has sole voting power with respect to 11,008,109 shares and sole dispositive power with respect to 18,003,408 shares.

(4)	Represents shares beneficially held by Goldman Sachs Asset Management, L.P. (“Goldman Sachs”), as reported on a Schedule 13G filed on February 12, 2007. Goldman Sachs has sole voting power with respect to 13,766,568 shares and sole dispositive power with respect to 13,914,809 shares.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of June 1, 2007, information regarding the beneficial ownership of our common stock held by (i) each of our directors and Named Executive Officers and (2) all of our directors and executive officers as a group. To our knowledge, except as otherwise indicated, each of the persons or entities listed below has sole voting and investment power with respect to the shares beneficially owned by him or her. “Beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that he or she has the right to acquire within 60 days of June 1, 2007. Any shares that a person has the right to acquire within 60 days of June 1, 2007 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock
		Percentage of
Name and Address (1)	Number of Shares	Shares Outstanding

Harry L. You (2)	1,072,500	*
Roderick C. McGeary (3)	621,828	*
Douglas C. Allred (4)	51,000	*
Betsy J. Bernard (5)	39,000	*
Judy A. Ethell (6)	790,600	*
Spencer Fleischer (7)	31,000	*
Jill S. Kanin-Lovers	—	*
Wolfgang Kemna (8)	51,000	*
Albert L. Lord (9)	58,600	*
Laurent C. Lutz	—	*
Richard J. Roberts (10)(11)	600,468	*
J. Terry Strange (12)	57,000	*
All executive officers and directors as a group (12 persons)	3,372,996	1.6%

*	Less than 1% of our common stock outstanding.

(1)	The address for all persons listed is c/o BearingPoint, Inc., 1676 International Drive, McLean, Virginia 22102 USA.

(2)	Includes 62,500 vested RSUs and 1,000,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of June 1, 2007. All 62,500 vested RSUs were scheduled for settlement but have not yet settled.

(3)	Includes 7,352 vested RSUs and 472,928 shares of common stock that may be acquired through the exercise of stock options within 60 days of June 1, 2007. All 7,352 vested RSUs were scheduled for settlement but have not yet settled.

(4)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of June 1, 2007.

(5)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of June 1, 2007.

(6)	Includes 280,600 vested RSUs, and 300,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of June 1, 2007 (assumes vesting of 150,000 RSUs and 52,700 options on July 1, 2007 that are subject to Ms. Ethell achieving certain performance criteria). Also includes 210,000 vested RSUs held by Robert R. Glatz, Ms. Ethell’s spouse. All 430,600 vested RSUs were scheduled for settlement but have not yet settled.

(7)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of June 1, 2007. Mr. Fleischer is a senior managing member of Friedman Fleischer & Lowe GP II, LLC, a Delaware limited liability company (“FFL GP”). FFL GP is the general partner of Friedman Fleischer & Lowe GP II, L.P., which is the general partner of each of Friedman Fleischer & Lowe Capital Partners II, L.P. (“FFL Capital Partners”), FFL Parallel Fund II, L.P. (“FFL Parallel Fund”) and FFL Executive Partners II, L.P. (“FFL Executive Partners,” and together with FFL Capital Partners and FFL Parallel Fund, the “FFL Funds”). The FFL Funds are the owners of record of $40 million of initial principal amount of 0.50% Convertible Senior Subordinated Debentures due July 2010

and warrants to purchase up to 3.5 million shares of common stock. Mr. Fleischer disclaims any beneficial ownership of the securities owned by the FFL Funds, except to the extent of his pecuniary interest therein, if any.

(8)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of June 1, 2007.

(9)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of June 1, 2007.

(10)	Includes 4,301 shares held through a family trust, 173,076 vested RSUs and 361,708 shares of common stock that may be acquired through the exercise of stock options within 60 days of June 1, 2007. Of the 361,708 vested RSUs, 111,110 RSUs were scheduled for settlement but have not yet settled.

(11)	Effective as of January 8, 2007, Mr. Roberts no longer serves as our Chief Operating Officer in connection with the appointment of F. Edwin Harbach as our President and Chief Operating Officer.

(12)	Includes 20,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of June 1, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Friedman Fleischer & Lowe, LLC /Spencer C. Fleischer

On July 15, 2005, we issued $40,000,000 aggregate principal amount of our July 2005 Senior Debentures and common stock warrants to purchase up to 3,500,000 shares of our common stock pursuant to a securities purchase agreement, dated July 15, 2005 (the “FF&L Purchase Agreement”), among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC (the “FF&L Purchasers”). In accordance with the terms of the FF&L Purchase Agreement, Mr. Spencer C. Fleischer was appointed to our Board as a Class I Director, effective July 15, 2005. Mr. Fleischer is a senior managing member and Vice Chairman of Friedman Fleischer & Lowe GP II, LLC, the general partner of Friedman Fleischer & Lowe GP II, LP, which is the general partner of several investment funds that make investments in private and public companies in the United States and Bermuda; he has served in this capacity since 1998. If Mr. Fleischer ceases to be affiliated with the FF&L Purchasers or ceases to serve on the Board, so long as the FF&L Purchasers together hold at least 40% of the original principal amount of the July 2005 Senior Debentures, the FF&L Purchasers or their designees have the right to designate a replacement director to our Board.

Judy Ethell/Robert Glatz

Effective as of August 22, 2005, Robert Glatz was appointed Executive Vice President—Corporate Development, a managing director and a member of our executive team. Robert Glatz is the spouse of Judy Ethell, our Chief Financial Officer. In connection with his employment, Mr. Glatz is entitled to the following: (a) base salary of $500,000; (b) 300,000 RSUs, with vesting as follows: 180,000 RSUs on December 31, 2005 and 30,000 RSUs on each of August 22, 2006, 2007, 2008 and 2009; (c) eligible to receive an annual bonus with a target amount equal to 100% of his base salary; and (d) sign-on bonus of $500,000. In addition, we have provided or will provide to Mr. Glatz relocation assistance, indemnification to the fullest extent permitted by law with respect to his activities on behalf of the Company and for other tax related issues, and employee benefit plans generally provided to senior executives of the Company. In addition, as a managing director, Mr. Glatz is a party to the Managing Director Agreement (with certain changes to the defined terms “Good Reason” and “Change of Control”) and the Special Termination Agreement. Pursuant to these agreements, upon termination of Mr. Glatz’s employment, we will pay to Mr. Glatz: (i) any earned but unpaid base salary through the date of termination; (ii) any earned but unpaid annual bonus for the preceding year, provided that his employment terminates after the payment date for the annual bonus; (iii) any unpaid accrued personal days; (iv) if we terminate his employment without Cause or he terminates for Good Reason, we will pay to him a lump sum cash amount equal to his annual base salary within 30 days after receipt of an executed release and pay his premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for up to 18 months; and (v) any other amounts due under any of our benefit plans.

Director Independence

The Board has reviewed each director’s independence. As a result of this review, the Board affirmatively determined that each of Messrs. Allred, Fleischer, Kemna, Lord and Strange, and Msses. Bernard and Kanin-Lovers has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Furthermore, each of these directors is independent of the Company and its management under the listing standards of the NYSE currently in effect and, with respect to members of the Audit Committee, the applicable regulations of the SEC. Messrs. McGeary and You are employees of the Company.

In connection with the Board’s determination of Mr. Fleischer’s independence, the Board examined Mr. Fleischer’s status as a senior managing member of one of the Company’s convertible debt holders. After considering all relevant facts and circumstances, the Board determined Mr. Fleischer’s relationship was not material and does not impair the independence of Mr. Fleischer. Although Mr. Fleischer attends committee meetings from time to time, he is not a member of our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee. For more information about Mr. Fleischer’s appointment to the Board and his relationship to one of our convertible debt holders, please see “Certain Relationships and Related Transactions, and Director Independence—Friedman Fleischer & Lowe, LLC /Spencer C. Fleischer.”

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

Independent Registered Public Accountant’s Fees

During fiscal years 2006 and 2005, our independent registered public accountants, PricewaterhouseCoopers LLP, billed us the fees set forth below in connection with services rendered:

	Fiscal Year Ended,
Type of Fee	December 31, 2006	December 31, 2005

Audit Fees (1)	$30,979,000	$33,900,000
Audit Related Fees (2)	275,000	159,300
Tax Fees (3)	960,000	1,956,800
All Other Fees (4)	15,000	33,000

Total	$32,229,000	$36,049,100

(1)	Audit fees include audits of consolidated financial statements, reviews of unaudited quarterly financial statements and services that are normally provided by independent auditors in connection with statutory and regulatory filings.

(2)	Audit related fees include assurance and related services provided by our independent auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included above under “Audit Fees.” These services principally include audits of employee benefit plans, accounting consultations, and other services in connection with regulatory reporting requirements.

(3)	Tax services principally include consultation in connection with tax compliance, tax consultations and tax planning.

(4)	All other fees include licenses to technical accounting research software.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements of the Company required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(3) See the exhibits listed below under Item 15(b).

(b) Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended March 31, 2001.

10.2	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended March 31, 2001.

10.3	Stock Purchase Agreement dated as of December 29, 1999, between Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1. (Registration No. 333-36328) (referred to below as “the Company’s Form S-1”)

10.4	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.5	Irrevocable Waiver, dated May 17, 2004, by Cisco Systems, Inc. with respect to the Investor Rights Agreement, dated January 31, 2000 and the Stock Purchase Agreement, dated December 29, 1999, which is incorporated herein by reference to Exhibit 10.49 of the Company’s Form S-1/A (Registration No. 333-100199).

Exhibit No.	Description

10.6	Credit Agreement dated as of May 18, 2007, as amended and restated on June 1, 2007, among the Company, BearingPoint, LLC, the guarantors party thereto, the lenders party thereto, UBS Securities LLC, Morgan Stanley Senior Funding, Inc., UBS AG, Stamford Branch and Wells Fargo Foothill, LLC.

10.7	Security Agreement dated as of May 18, 2007, among the Company, BearingPoint, LLC, the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent.

10.8	Form of Term Note under the Credit Agreement dated as of May 18, 2007.

10.9	Form of 2.50% Series A Convertible Subordinated Debentures due 2024, which is incorporated by reference to Exhibit 10.66 from the Company’s Form 10-K for the year ended December 31, 2004.

10.10	Form of 2.75% Series B Convertible Subordinated Debentures due 2024, which is incorporated by reference to Exhibit 10.67 from the Company’s Form 10-K for the year ended December 31, 2004.

10.11	Purchase Agreement, dated as of December 16, 2004, among the Company and the Initial Purchasers named therein, which is incorporated by reference to Exhibit 10.68 from the Company’s Form 10-K for the year ended December 31, 2004.

10.12	Indenture, dated as of December 22, 2004, by and between the Company and The Bank of New York, as trustee, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on March 10, 2006.

10.13	First Supplemental Indenture, dated as of November 7, 2006, between BearingPoint, Inc. and The Bank of New York, as trustee under the Indenture, dated as of December 22, 2004, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on November 8, 2006.

10.14	Resale Registration Rights Agreement, dated December 22, 2004, between the Company and the Initial Purchasers, which is incorporated by reference to Exhibit 10.70 from the Company’s Form 10-K for the year ended December 31, 2004.

10.15	Form of 5.00% Convertible Senior Subordinated Debentures due 2025, which is incorporated by reference to Exhibit 10.71 from the Company’s Form 10-K for the year ended December 31, 2004.

10.16	Form of Securities Purchase Agreement, dated April 21, 2005, among the Company and the purchasers named therein, which is incorporated by reference to Exhibit 10.72 from the Company’s Form 10-K for the year ended December 31, 2004.

10.17	Indenture, dated as of April 27, 2005, by and between the Company and the Bank of New York, as trustee, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on March 10, 2006.

10.18	First Supplemental Indenture, dated as of November 2, 2006, between BearingPoint, Inc. and The Bank of New York, as trustee under the Indenture, dated as of April 27, 2005, providing for the issuance of an aggregate principal amount of $200,000,000 of 5.00% Convertible Senior Subordinated Debentures Due 2025, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed on November 3, 2006.

10.19	Registration Rights Agreement, dated April 27, 2005, between the Company and the placement agents, which is incorporated by reference to Exhibit 10.74 from the Company’s Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description

10.20	Securities Purchase Agreement, dated July 15, 2005, among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.75 from the Company’s Form 10-K for the year ended December 31, 2004.

10.21	Form of 0.50% Convertible Senior Subordinated Debentures due July 2010, which is incorporated by reference to Exhibit 10.76 from the Company’s Form 10-K for the year ended December 31, 2004.

10.22	Form of Warrant Certificate, dated July 15, 2005, which is incorporated by reference to Exhibit 10.77 from the Company’s Form 10-K for the year ended December 31, 2004.

10.23	Registration Rights Agreement, dated July 15, 2005, between the Company and Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.78 from the Company’s Form 10-K for the year ended December 31, 2004.

10.24	Amended and Restated 2000 Long-Term Incentive Plan, effective as of February 2, 2007.

10.25	Employee Stock Purchase Plan, as amended and restated as of February 1, 2007.

10.26	Amended and Restated 401(k) Plan dated August 21, 2003, which is incorporated herein by reference to Exhibit 10.19 from the Company’s Form 10-K for the year ended June 30, 2003.

10.27	Amendment No. 1 to Amended and Restated 401(k) Plan dated April 29, 2004, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form S-1/A (Registration No. 333-100199).

10.28	Amendment No. 2 to Amended and Restated 401(k) Plan dated June 24, 2005, which is incorporated by reference to Exhibit 10.24 from the Company’s Form 10-K for the year ended December 31, 2004.

10.29	Amendment No. 3 to Amended and Restated 401(k) Plan dated August 22, 2005, which is incorporated by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended December 31, 2004.

10.30	Amendment No. 4 to Amended and Restated 401(k) Plan dated November 1, 2005, which is incorporated by reference to Exhibit 10.26 from the Company’s Form 10-K for the year ended December 31, 2004.

10.31	Amendment No. 5 to Amended and Restated 401(k) Plan, effective as of September 14, 2006.

10.32	Amendment No. 6 to Amended and Restated 401(k) Plan, effective as of January 1, 2006.

10.33	Amendment No. 7 to Amended and Restated 401(k) Plan, effective as of May 1, 2007.

10.34	Deferred Compensation Plan, as amended and restated as of August 1, 2003, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form 10-K for the year ended June 30, 2003.

10.35	Amendment to Deferred Compensation Plan effective as of December 31, 2004, which is incorporated by reference to Exhibit 10.28 from the Company’s Form 10-K for the year ended December 31, 2004.

10.36	Amended and Restated BearingPoint, Inc. Managing Directors Deferred Compensation Plan dated January 1, 2006, which is incorporated by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended December 31, 2004.

10.37	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1 (including for Richard Roberts).

Exhibit No.	Description

10.38	Form of Amendment to the Managing Director Agreement, dated as of January 31, 2005, between the Company and certain executive officers (including for Richard Roberts), which is incorporated by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended December 31, 2004.

10.39	Form of Managing Director Agreement (including for Roderick C. McGeary).

10.40	Form of Managing Director Agreement.

10.41	Form of Special Termination Agreement (including for Richard Roberts), which is incorporated by reference to Exhibit 10.93 from the Company’s Form 10-K for the year ended December 31, 2005.

10.42	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.43	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.44	Form of Restricted Stock Unit agreement under the Company’s 2000 Long-Term Incentive Plan for managing directors and employees, which is incorporated by reference to Exhibit 10.81 from the Company’s Form 10-K for the year ended December 31, 2004.

10.45	Form of Performance Share Award Unit Agreement, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on February 8, 2007.

10.46	Form of Performance Cash Award Agreement, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed with the SEC on February 8, 2007.

10.47	Employment Letter, effective as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.86 from the Company’s Form 10-K for the year ended December 31, 2004.

10.48	Managing Director Agreement, dated as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.87 from the Company’s Form 10-K for the year ended December 31, 2004.

10.49	Restricted Stock Unit Agreement, dated March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.88 from the Company’s Form 10-K for the year ended December 31, 2004.

10.50	Special Termination Agreement, dated as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.89 from the Company’s Form 10-K for the year ended December 31, 2004.

10.51	Stock Option Agreement, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.90 from the Company’s Form 10-K for the year ended December 31, 2004.

10.52	Form of Restricted Stock Unit Agreement awarded to Harry You and Roderick C. McGeary, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K field with the SEC on February 13, 2007.

10.53	Employment Letter, effective as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.91 from the Company’s Form 10-K for the year ended December 31, 2004.

10.54	Managing Director Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell.

Exhibit No.	Description

10.55	Special Termination Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.93 from the Company’s Form 10-K for the year ended December 31, 2004.

10.56	Letter Agreement dated October 3, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.95 from the Company’s Form 10-K for the year ended December 31, 2005.

10.57	Restricted Stock Unit Agreement for 292,000 restricted stock units, dated September 19, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.96 from the Company’s Form 10-K for the year ended December 31, 2005.

10.58	Restricted Stock Unit Agreement for 94,000 restricted stock units, dated September 19, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.97 from the Company’s Form 10-K for the year ended December 31, 2005.

10.59	Employment Letter, effective as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.91 from the Company’s Form 10-K for the year ended December 31, 2005.

10.60	Managing Director Agreement, dated as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.92 from the Company’s Form 10-K for the year ended December 31, 2005.

10.61	Special Termination Agreement, dated as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.94 from the Company’s Form 10-K for the year ended December 31, 2005.

10.62	Employment Letter, effective as of January 8, 2007, between the Company and F. Edwin Harbach, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed with the SEC on January 12, 2007.

10.63	Managing Director Agreement, dated as of January 8, 2007, between the Company and F. Edwin Harbach, which is incorporated by reference to Exhibit 99.3 from the Company’s Form 8-K filed with the SEC on January 12, 2007.

10.64	Special Termination Agreement, dated as of January 8, 2007, between the Company and F. Edwin Harbach, which is incorporated by reference to Exhibit 99.4 from the Company’s Form 8-K filed with the SEC on January 12, 2007.

10.65	Restricted Stock Unit Agreement, dated January 8, 2007, between the Company and F. Edwin Harbach, which is incorporated by reference to Exhibit 99.5 from the Company’s Form 8-K filed with the SEC on January 12, 2007.

14.1	Standards of Business Conduct.

16.1	Letter dated June 28, 2007, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

21.1	List of subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 28, 2007 by the undersigned, thereunto duly authorized.

BEARINGPOINT, INC.

By:	/s/ Harry L. You
Name: Harry L. You
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 28, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Harry L. You Harry L. You	Director, and Chief Executive Officer (principal executive officer)

/s/ Judy A. Ethell Judy A. Ethell	Chief Financial Officer (principal financial and accounting officer)

/s/ Roderick C. McGeary Roderick C. McGeary	Chairman of the Board of Directors

/s/ Douglas C. Allred Douglas C. Allred	Director

/s/ Betsy J. Bernard Betsy J. Bernard	Director

/s/ Spencer C. Fleischer Spencer C. Fleischer	Director

/s/ Jill S. Kanin-Lovers Jill S. Kanin-Lovers	Director

/s/ Wolfgang Kemna Wolfgang Kemna	Director

/s/ Albert L. Lord Albert L. Lord	Director

/s/ J. Terry Strange J. Terry Strange	Director

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEARINGPOINT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BearingPoint, Inc.:

We have completed integrated audits of BearingPoint, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BearingPoint, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that BearingPoint, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because (1) the Company did not maintain an effective control environment over financial reporting, (2) the Company did not maintain effective controls, including monitoring, over the financial close and reporting process, (3) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of revenue, costs of service, accounts receivable, unbilled revenue, deferred contract costs, and deferred revenue, (4) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation, and disclosure of the accounts payable, other current liabilities, other long-term liabilities and related expense accounts, (5) the Company did not design and maintain effective controls over the completeness and accuracy of costs related to expatriate compensation expense and related tax liabilities, (6) the Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of payroll, employee benefit and other compensation liabilities and related expense accounts, (7) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of property and equipment and related depreciation and amortization expense, (8) the Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of prepaid lease and long-term lease obligation accounts and related amortization and lease rental expenses, and (9) the Company did not design and maintain effective controls over the completeness, accuracy, existence, valuation and presentation and disclosure of income tax payable, deferred income tax assets and liabilities, the related valuation allowance and income tax expense, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

1. The Company did not maintain an effective control environment over financial reporting. Specifically, the Company identified the following material weaknesses:

•	The Company did not maintain a sufficient complement of personnel in foreign locations with an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles in the United States of America (“GAAP”) and in internal control over financial reporting commensurate with financial reporting requirements.

•	The Company did not maintain and communicate sufficient formalized and consistent finance and accounting policies and procedures. The Company also did not maintain effective controls designed to prevent or detect instances of non-compliance with established policies and procedures specifically with respect to the application of accounting policies at foreign locations.

•	The Company did not enforce the consistent performance of manual controls designed to complement system controls over the North American financial accounting system. As a result, transactions and data were not completely and accurately recorded, processed and reported in the financial statements.

•	The Company did not maintain adequate controls to ensure that employees could report actual or perceived violations of policies and procedures. In addition, the Company did not have sufficient

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

These material weaknesses contributed to the material weaknesses identified in items 3 through 9 below and resulted in adjustments to the Company’s consolidated financial statements for the year ended December 31, 2006. Additionally, these material weaknesses could result in a misstatement to substantially all of the Company’s financial statement accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

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

5. The Company did not design and maintain effective controls over the completeness and accuracy of costs related to expatriate compensation expense and related tax liabilities. Specifically, the Company did not maintain effective controls to identify and monitor employees working away from their home country for extended periods of time. In addition, the Company did not maintain effective controls to completely and properly calculate the related compensation expense and employee income tax liability attributable to each tax jurisdiction.

6. The Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of payroll, employee benefit and other compensation liabilities and related expense accounts. Specifically, the Company did not have effective controls designed and in place to provide reasonable assurance of the authorization, initiation, recording, processing, and reporting of employee-related costs including bonus, health and welfare, severance, compensation expense, and stock-based compensation amounts in the accounting records. Additionally, the Company did not design and maintain effective controls over the administration of employee data or controls to provide reasonable assurance regarding the proper authorization of non-recurring payroll changes.

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

8. The Company did not design and maintain effective controls over the completeness, accuracy, valuation, and disclosure of prepaid lease and long-term lease obligation accounts and related amortization and lease rental expenses. Specifically, the Company did not design and maintain effective controls to provide reasonable assurance that new, amended, and terminated leases, and the related assets, liabilities and expenses, including those associated with rent holidays, escalation clauses, landlord/tenant incentives and asset retirement obligations, were reviewed, approved, and accounted for in accordance with GAAP.

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

Each of the control deficiencies discussed in items 3 through 9 above resulted in adjustments to the Company’s consolidated financial statements for the year ended December 31, 2006. Additionally, these control deficiencies could result in misstatements of the aforementioned financial statement accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies in items 3 through 9 above constitutes a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that BearingPoint, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, BearingPoint, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Boston, Massachusetts
June 27, 2007

BEARINGPOINT, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$389,571	$255,340
Restricted cash (note 2)	3,097	121,247
Accounts receivable, net of allowance for doubtful accounts of $5,927 at December 31, 2006 and $9,326 at December 31, 2005	361,638	432,415
Unbilled revenue	341,357	355,137
Income tax receivable	1,414	10,867
Deferred income taxes	7,621	18,991
Prepaid expenses	33,677	35,875
Other current assets	65,611	40,345

Total current assets	1,203,986	1,270,217
Property and equipment, net	146,392	170,133
Goodwill	463,446	427,688
Other intangible assets, net	—	1,545
Deferred income taxes, less current portion	41,663	20,915
Other assets	83,753	81,928

Total assets	$1,939,240	$1,972,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$360	$6,393
Accounts payable	295,109	286,273
Accrued payroll and employee benefits	344,715	309,510
Deferred revenue	131,313	166,647
Income tax payable	33,324	41,839
Current portion of accrued lease and facilities charges	17,126	12,515
Deferred income taxes	20,109	10,095
Accrued legal settlements	59,718	38,601
Other current liabilities	135,837	169,624

Total current liabilities	1,037,611	1,041,497
Notes payable, less current portion	671,490	668,367
Accrued employee benefits	116,087	92,338
Accrued lease and facilities charges, less current portion	49,792	38,082
Deferred income taxes, less current portion	7,984	22,876
Income tax reserve	108,499	89,530
Other liabilities	125,078	65,308

Total liabilities	2,116,541	2,017,998

Commitments and contingencies (notes 9, 10, 11)
Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 205,406,249 shares issued and 201,593,999 shares outstanding on December 31, 2006 and 205,350,249 shares issued and 201,537,999 shares outstanding on December 31, 2005	2,044	2,044
Additional paid-in capital	1,315,190	1,261,797
Accumulated deficit	(1,697,639)	(1,484,199)
Notes receivable from stockholders	(7,466)	(7,578)
Accumulated other comprehensive income	246,297	218,091
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ deficit	(177,301)	(45,572)

Total liabilities and stockholders’ deficit	$1,939,240	$1,972,426

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenue	$3,444,003	$3,388,900	$3,375,782

Costs of service:
Professional compensation	1,716,632	1,770,405	1,532,423
Other direct contract expenses	896,999	972,787	991,493
Lease and facilities restructuring charges	29,621	29,581	11,699
Other costs of service	250,225	258,135	292,643

Total costs of service	2,893,477	3,030,908	2,828,258

Gross profit	550,526	357,992	547,524
Amortization of purchased intangible assets	1,545	2,266	3,457
Goodwill impairment charge	—	166,415	397,065
Selling, general and administrative expenses	748,250	750,867	641,176

Operating loss	(199,269)	(561,556)	(494,174)
Interest income	8,749	9,049	1,441
Interest expense	(37,182)	(33,385)	(18,710)
Loss on early extinguishment of debt	—	—	(22,617)
Insurance settlement	38,000	—	—
Other income (expense), net	8,659	(13,630)	(375)

Loss before taxes	(181,043)	(599,522)	(534,435)
Income tax expense	32,397	122,121	11,791

Net loss	$(213,440)	$(721,643)	$(546,226)

Loss per share—basic and diluted:
Net loss	$(1.01)	$(3.59)	$(2.77)

Weighted average shares—basic and diluted	212,154,618	201,020,274	197,039,303

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

					Notes	Accumulated
	Common Stock		Additional		receivable	other
	Shares		paid-in	Accumulated	from	comprehensive	Treasury Stock		Comprehensive
	issued	Amount	capital	deficit	stockholders	income (loss)	Shares	Amount	loss	Total

Balance at December 31, 2003	198,295	$1,973	$1,105,631	$(216,330)	$(9,114)	$223,562	(3,812)	$(35,727)		$1,069,995
Exercise of stock options under Long-Term Incentive Plan, including tax benefit of $210	284	3	2,416	—	—	—	—	—		2,419
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $1,649	3,642	36	26,309	—	—	—	—	—		26,345
Notes receivable from stockholders, including $58 in interest and repayment of loan	—	—	—	—	1,059	—	—	—		1,059
Restricted stock awards to Board of Directors	56	1	452	—	—	—	—	—		453
Compensation recognized for restricted stock, net of tax benefit of $135	—	—	563	—	—	—	—	—		563
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting, net of tax of $1,026	861	9	7,688	—	—	—	—	—		7,697
Forfeiture of Founders’ shares	(5)	—	—	—	—	—	—	—		—
Comprehensive income (loss):
Net loss	—	—	—	(546,226)	—	—	—	—	$(546,226)	(546,226)
Derivative instruments, net of tax	—	—	—	—	—	(616)	—	—	(616)	(616)
Foreign currency translation adjustment	—	—	—	—	—	63,009	—	—	63,009	63,009

Total comprehensive loss									$(483,833)

Balance at December 31, 2004	203,133	2,022	1,143,059	(762,556)	(8,055)	285,955	(3,812)	(35,727)		624,698
Exercise of stock options under Long-Term Incentive Plan, including tax benefit of $75	164	1	1,200	—	—	—	—	—		1,201
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $520	2,053	21	14,269	—	—	—	—	—		14,290
Notes receivable from stockholders, including $6 in interest and forgiveness of loan	—	—	—	—	477	—	—	—		477
Compensation recognized for stock options, restricted stock awards and restricted stock units	—	—	82,346	—	—	—	—	—		82,346
Payments in lieu of stock issuance related to transactions involving Andersen Business Consulting	—	—	(4,929)	—	—	—	—	—		(4,929)
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting	—	—	3,491	—	—	—	—	—		3,491
Beneficial conversion feature relating to the July 2005 Senior Debentures	—	—	14,288	—	—	—	—	—		14,288
Fair value of the July 2005 Warrants	—	—	8,073	—	—	—	—	—		8,073
Comprehensive loss:
Net loss	—	—	—	(721,643)	—	—	—	—	$(721,643)	(721,643)
Minimum pension liability	—	—	—	—	—	(13,321)	—	—	(13,321)	(13,321)
Foreign currency translation adjustment	—	—	—	—	—	(54,543)	—	—	(54,543)	(54,543)

Total comprehensive loss									$(789,507)

Balance at December 31, 2005	205,350	2,044	1,261,797	(1,484,199)	(7,578)	218,091	(3,812)	(35,727)		(45,572)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(in thousands)

					Notes	Accumulated
	Common Stock		Additional		receivable	other
	Shares		paid-in	Accumulated	from	comprehensive	Treasury Stock		Comprehensive
	issued	Amount	capital	deficit	stockholders	income (loss)	Shares	Amount	loss	Total

Balance at December 31, 2005	205,350	$2,044	$1,261,797	$(1,484,199)	$(7,578)	$218,091	(3,812)	$(35,727)		$(45,572)
Notes receivable from stockholders,
including $3 in interest and forgiveness of loan	—	—	—	—	112	—	—	—		112
Restricted stock awards to Board of Directors	56	—	460	—	—	—	—	—		460
Compensation recognized for stock options and restricted stock units	—	—	52,933	—	—	—	—	—		52,933
SFAS 158 adjustment, net of tax of $3,756	—	—	—	—	—	(11,417)	—	—		(11,417)
Comprehensive income (loss):
Net loss	—	—	—	(213,440)	—	—	—	—	$(213,440)	(213,440)
Minimum pension liability, net of tax of $2,961	—	—	—	—	—	8,880	—	—	8,880	8,880
Foreign currency translation adjustment	—	—	—	—	—	30,743	—	—	30,743	30,743

Total comprehensive loss									$(173,817)

Balance at December 31, 2006	205,406	$2,044	$1,315,190	$(1,697,639)	$(7,466)	$246,297	(3,812)	$(35,727)		$(177,301)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(213,440)	$(721,643)	$(546,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(13,406)	49,211	39,332
Provision (benefit) for doubtful accounts	(464)	5,334	(1,057)
Stock-based compensation	53,393	85,837	9,874
Impairment of goodwill	—	166,415	397,065
Depreciation and amortization of property and equipment	74,023	70,544	78,690
Amortization of purchased intangible assets	1,545	2,266	3,457
Lease and facilities restructuring charges	29,621	29,581	11,699
Amortization of debt issuance costs and debt accretion	8,936	12,396	2,106
Other	(4,780)	11,597	5,389
Changes in assets and liabilities:
Accounts receivable	84,124	(52,196)	(33,180)
Unbilled revenue	19,814	20,492	(62,323)
Income tax receivable, prepaid expenses and other current assets	(23,702)	26,318	(38,581)
Other assets	(5,710)	(10,025)	(51,975)
Accounts payable, accrued legal settlements and other current liabilities	(14,249)	58,127	20,006
Accrued payroll and employee benefits	23,311	47,018	47,574
Deferred revenue	(38,605)	62,788	101,403
Income tax reserve and other liabilities	78,269	22,869	65,012

Net cash provided by (used in) operating activities	58,680	(113,071)	48,265

Cash flows from investing activities:
Purchases of property and equipment	(50,581)	(40,849)	(88,334)
Decrease (increase) in restricted cash	118,151	(100,194)	(21,053)

Net cash provided by (used in) investing activities	67,570	(141,043)	(109,387)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	14,896	26,904
Proceeds from issuance of notes payable	—	282,156	1,531,849
Repayments of notes payable	(6,506)	(16,985)	(1,360,288)
Decrease in book overdrafts	(810)	(980)	(22,986)
Payments made in lieu of stock issuance	—	(4,929)	—
(Increase) decrease in notes receivable from stockholders	—	(6)	1,059

Net cash provided by (used in) financing activities	(7,316)	274,152	176,538

Effect of exchange rate changes on cash and cash equivalents	15,297	(9,508)	6,919

Net increase in cash and cash equivalents	134,231	10,530	122,335
Cash and cash equivalents—beginning of period	255,340	244,810	122,475

Cash and cash equivalents—end of period	$389,571	$255,340	$244,810

Supplementary cash flow information:
Interest paid	$27,582	$17,547	$20,480

Taxes paid, net of refunds	$21,333	$(41,741)	$21,397

Supplemental non-cash investing and financing activities:
Beneficial conversion feature related to the July 2005 Debentures	$—	$14,288	$—
Fair value of July 2005 Warrants	$—	$8,073	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. Description of the Business, Liquidity and Basis of Presentation

The Company

BearingPoint, Inc. (the “Company”) is one of the world’s largest management and technology consulting companies, with approximately 17,500 employees at December 31, 2006. The Company provides strategic consulting applications services, technology solutions and managed services to government organizations, Global 2000 companies and medium-sized businesses in the United States and internationally. The Company’s services and focused solutions include implementing enterprise systems and business processes, improving supply chain efficiency, performing systems integration due to mergers and acquisitions, and designing and implementing customer management solutions. The Company’s service offerings, which involve assisting its clients to capitalize on alternative business and systems strategies in the management and support of key information technology (“IT”) functions, are designed to help its clients generate revenue, increase cost-effectiveness, implement mergers and acquisitions strategies, manage regulatory compliance, and integrate information and transition clients to “next-generation” technology.

In North America, the Company provides consulting services through its Public Services, Commercial Services and Financial Services industry groups in which it focuses significant industry-specific knowledge and service offerings to its clients. Outside of North America, the Company is organized on a geographic basis, with operations in Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Latin America.

Liquidity
The Consolidated Financial Statements of the Company are prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. The Company has recently experienced a number of factors that have negatively impacted its liquidity, including the following:

•	The Company has experienced significant recurring net losses. At December 31, 2006, the Company had an accumulated deficit of $1,697,639 and a total stockholders’ deficit of $177,301.

•	The Company’s business has not generated positive cash from operating activities in certain quarters during 2006, 2005 and 2004.

•	Due to the material weaknesses in its internal controls, the Company continues to experience significant delays in completing its consolidated financial statements and filing periodic reports with the U.S. Securities and Exchange Commission (the “SEC”) on a timely basis. Accordingly, the Company continues to devote substantial additional internal and external resources, and experience higher than expected fees for audit services.

•	Through December 31, 2006, the Company incurred cumulative losses of $139,882 under a significant contract and a final settlement in 2007 with Hawaiian Telcom Communications, Inc. (“HT”), which consequently resulted in significantly less cash from operating activities in 2006 and, management believes, 2007.

•	The Company currently is a party to a number of disputes that involve or may involve litigation or other legal or regulatory proceedings. See Note 11, “Commitments and Contingencies.”

During 2006 and into 2007, the Company engaged in a number of activities intended to further improve its cash balances and their accessibility. The Company’s continued focus during 2006 on reducing DSOs and

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

improving profitability has improved cash flows from operations. In addition, as discussed in Note 6, “Notes Payable,” during May 2007, the Company entered into the 2007 Credit Facility, which includes term loans in the aggregate principal amount of $250,000. In June 2007, the 2007 Credit Facility was amended to, among other things, increase the aggregate principal amount under the term loans by $50,000. All term loans have been drawn down. Management believes the terms of these term loans have been structured to eliminate the risk of any event of default occurring with respect to the production of financial statements or SEC periodic reports prior to October 2008.

Based on the foregoing and its current state of knowledge of the outlook for its business, the Company currently believes that cash provided from operations, existing cash balances and borrowings under its 2007 Credit Facility will be sufficient to meet its working capital needs through the end of 2007. The Company’s management may seek alternative strategies, intended to further improve the Company’s cash balances and their accessibility, if current estimates for cash uses for 2007 prove incorrect. These activities include: initiating further cost reduction efforts, seeking improvements in working capital management, reducing or delaying capital expenditures, seeking additional debt or equity capital and selling assets. However, actual results may differ from current expectations for many reasons, including losses of business that could result from the Company’s continuing failure to timely file periodic reports with the SEC, the occurrence of any event of default that could provide the Company’s lenders with a right of acceleration (e.g., non-payment), possible delisting from the New York Stock Exchange, further downgrades of its credit ratings or unexpected demands on its current cash resources (e.g., to settle lawsuits).

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Certain of the Company’s consolidated foreign subsidiaries reported their results on a one-month reporting lag, which allowed additional time to compile results. During 2004, the Company recorded a change in accounting principle resulting from certain Asia Pacific and EMEA regions which changed to reporting on a current period basis. The purpose of the change is to have certain foreign subsidiaries report on a basis that is consistent with the Company’s fiscal reporting period. As a result, net loss for the year ended December 31, 2004 includes a cumulative effect of a change in accounting principle of $529, which represents the December 2003 loss for these entities. This amount is included in other income (expense), net, in the Consolidated Statement of Operations for the year ended December 31, 2004 due to the immateriality of the effect of the change in accounting principle to consolidated net loss. In addition, during the fourth quarter of 2006, the one-month reporting lag in the remaining EMEA entities was eliminated. The elimination of one month of activity increased the Company’s 2006 consolidated net loss for the year ended December 31, 2006 by $1,164.

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

For managed service arrangements, the Company typically implements or builds system applications for customers that it then manages or runs for periods that may span several years. Such arrangements include the delivery of a combination of one or more of the Company’s service offerings and are governed by Emerging

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. In managed service arrangements in which the system application implementation or build has standalone value to the customer, and management has evidence of fair value for the managed or run services, the Company bifurcates the total arrangement into two units of accounting: (i) the system application implementation or build which is recognized as technology integration services using the percentage-of-completion method under SOP 81-1, and (ii) the managed or run services, which are recognized under SAB 104 ratably over the estimated life of the customer relationship. In instances where the Company is unable to bifurcate a managed service arrangement into separate units of accounting, the total contract is recognized as one unit of accounting under SAB 104. In such instances, total fees and costs related to the system application implementation or build are deferred and recognized together with managed or run services upon completion of the software application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the system application implementation or build and managed services. Fees from transaction-based services are recognized as earned if the Company has evidence of fair value for such transactions; otherwise, transaction fees are spread ratably over the remaining life of the customer relationship period as received. The determination of fair value requires the Company to use significant judgment. Management determines the fair value of service revenue based upon the Company’s recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenue includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in other direct contract expenses. In addition, the Company generally enters into relationships with subcontractors where it maintains a principal relationship with the customer. In such instances, subcontractor costs are included in revenue with offsetting expenses recorded in other direct contract expenses.

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

Costs of Service
Costs of service include professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving the Company’s client base. Professional compensation consists of payroll costs and related benefits associated with client service professional staff including, stock compensation, tax equalization for employees on foreign and long-term domestic assignments and reductions in workforce. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Lease and facilities restructuring charges represent the fair value of future lease obligations (net of estimated sublease income), the unamortized cost of fixed assets and other incurred costs associated with the Company’s office space reduction efforts. Recurring lease and facilities charges for occupied offices are included in other costs of service.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force and other functions related to managing and growing the Company’s business. Advertising costs are expensed when advertisements are first placed or run. Advertising expense was $21,304, $20,681 and $18,709 for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all cash balances, demand deposits and highly liquid investments with insignificant interest rate risks and original maturity of three months or less. The Company’s cash equivalents consisted of money market investments of $190,409 and $62,745 at December 31, 2006 and 2005, respectively. Book overdrafts representing outstanding checks in excess of funds on deposit are classified as short-term borrowings and included in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2006 and 2005, cash and cash equivalents included approximately $21,240 and $18,000, respectively, of employee contributions to the Employee Stock Purchase Plan (the “ESPP”) held by the Company, which are payable on demand. As of December 31, 2006 and 2005, the Company classified as restricted cash approximately $3,097 and $121,247, respectively, of cash collateral posted to secure reimbursement obligations under letters of credit and surety bonds predominantly related to the Company’s previously existing 2005 revolving credit facility.

Concentrations of Credit Risk and Fair Value of Financial Instruments
The amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term maturities. At December 31, 2006 and 2005, the fair value of the Company’s notes payable, including the current portion, was $776,241 and $738,092, respectively, compared to their respective carrying values of $671,850 and $674,760. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of notes payable, trade receivables, and unbilled revenue. The Company’s cash and cash equivalents are placed with financial institutions with high credit standings. The Company’s customer base consists of large numbers of geographically diverse customers dispersed across many countries. Concentration of credit risk with respect to trade accounts receivables is not significant.

U.S. Federal government revenue, inclusive of government sponsored enterprises, accounted for 28.5%, 28.9%, and 29.7%, of the Company’s revenue for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, receivables due from the U.S. Federal government were $64,605 and $107,314, respectively. Unbilled revenue due from the U.S. Federal government was $123,791 and $129,480 at December 31, 2006 and 2005, respectively. While most of the Company’s government agency clients have the ability to unilaterally terminate their contracts, the Company’s relationships are generally not with political appointees, and the Company has not historically experienced a loss of Federal government projects with a change in administration.

Valuation of Accounts Receivable
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Assessing the collectibility of customer receivables requires management judgment. The Company determines its allowance for doubtful accounts by specifically analyzing

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends, and changes in customer payment terms. Valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available.

Property and Equipment
Property and equipment are recorded at cost, less allowances for depreciation and amortization. The cost of software purchased or developed for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation is provided for all classes of assets for financial statement purposes using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over three to five years, software purchased or developed for internal use is depreciated over one to five years, and furniture is depreciated over three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining term of the respective lease. Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the asset cost and related accumulated depreciation are relieved from the Consolidated Balance Sheets, and any associated gain or loss is recognized in income from operations.

Accounting for Leases
The Company leases all of its office facilities under non-cancelable operating leases that expire at various dates through 2017, along with options that permit renewals for additional periods. Rent abatements and escalations are considered in the determination of straight-line rent expense for operating leases. The Company receives incentives to lease office facilities in certain areas. These incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Asset Retirement Obligations
The Company leases all of its office facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, these asset retirement obligations are initially measured at fair value and recorded as a liability, and a corresponding increase is recorded in the carrying amount of the underlying property. At December 31, 2006 and 2005, asset retirement obligations were $2,636 and $3,674, respectively.

Goodwill and Other Intangible Assets
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. The Company assesses goodwill for impairment on at least an annual basis on April 1 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

An impairment review of the carrying amount of goodwill is also conducted if events or changes in circumstances indicate that goodwill might be impaired. The Company considers the following to be important factors that could trigger an impairment review: significant underperformance relative to historical or projected future operating results; identification of other impaired assets within a reporting unit; the more-likely-than not expectation that a reporting unit or a significant portion of a reporting unit will be sold;

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

significant adverse changes in business climate or regulations; significant changes in senior management; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period or a significant unforeseen decline in the Company’s credit rating. In testing goodwill for impairment, the Company aggregates its reporting units with similar economic characteristics as one reporting unit. The resulting reporting units are consistent with the Company’s reportable segments as identified in Note 18, “Segment Information.” To conduct a goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit’s allocated carrying value exceeds its fair value, the Company undertakes a second evaluation to assess the required impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its reporting units using a combination of the discounted cash flow valuation model and comparable market transaction models.

Other identifiable intangible assets include finite-lived purchased intangible assets, which primarily consist of market rights, order backlog, customer contracts and related customer relationships and trade names. Finite-lived purchased intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from one to five years.

Valuation of Long-Lived Assets
Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software, and customer lists). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Foreign currency gains (losses) are reported as a component of other income (expense) in the Consolidated Statements of Operations. For the years ended December 31, 2006, 2005 and 2004, net foreign currency gains (losses) were $8,855, $(13,454), and $3,135, respectively.

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

Pension and Postretirement Benefits
The Company’s pension expense and obligations are developed from actuarial valuations required by the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,”(“SFAS 87”), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,”(“SFAS 106”) and SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is now required to be the same as the company’s fiscal year-end. As required by SFAS 158, the Company adopted the balance sheet recognition provisions at December 31, 2006. The measurement date of the benefit obligation and plan assets is the same as the Company’s fiscal year end. In addition, SFAS 87 required the recognition of an additional minimum liability (AML) if the market value of plan assets was less than the accumulated benefit obligation at the end of the measurement date. The AML was eliminated upon the adoption of SFAS 158. See Note 16, “Employee Benefit Plans,” for additional information.

Accounting for Employee Global Mobility and Tax Equalization
The Company has a tax equalization policy designed to ensure that its employees on domestic long-term and foreign assignments will be subject to the same level of personal tax, regardless of the tax jurisdiction in which the employee works. The Company records tax equalization expenses in the period incurred. If the estimated tax equalization liability, including related interest and penalties, is determined to be greater or less than amounts due upon final settlement, the difference is recorded in the current period. As of December 31,

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

2006 and 2005, the Company’s liabilities associated with tax equalization expenses and related interest and penalties associated with failure to timely file and withhold payroll and other taxes were $87,621 and $82,482, respectively.

Stock-Based Compensation
On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), to record compensation expense for its employee stock options, restricted stock awards, restricted stock units (“RSUs”) and employee stock purchase plans. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with APB 25, in accounting for its stock options and other equity instruments.

SFAS 123(R) requires that all share-based payments to employees be recognized in the Consolidated Statements of Operations based on their grant date fair values with the expense being recognized over the requisite service period. The Company uses the Black-Scholes model to determine the fair value of its awards at the time of grant. See Note 13, “Stock-Based Compensation” for additional information.

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

The Company may enter into foreign currency forward contracts to offset currency-related changes in its foreign currency denominated assets and liabilities. The fair value of these foreign currency forward contracts is reported in other current assets or other current liabilities in the Consolidated Balance Sheets. The Company did not designate any of its derivatives used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities as hedges as defined by SFAS 133. Accordingly, changes

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

in the fair value of these derivatives were recognized in other income (expense) in the Consolidated Statements of Operations in the period of change. As of December 31, 2006 or 2005, the Company did not have any outstanding foreign currency forward contracts.

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following:

	Foreign currency	Pension and
	translation	post-retirement
	adjustment	benefit	Total

Balance at December 31, 2004	$285,955	$—	$285,955
Change in foreign currency translation	(54,543)	—	(54,543)
Change in minimum pension liabilities	—	(13,321)	(13,321)

Balance at December 31, 2005	231,412	(13,321)	218,091

Change in foreign currency translation	30,743		30,743
Change in minimum pension liabilities, net of tax	—	8,880	8,880
Adoption of SFAS 158, net of tax	—	(11,417)	(11,417)

Balance at December 31, 2006	$262,155	$(15,858)	$246,297

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on its Consolidated Financial Statements.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method the Company currently uses, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality”. The adoption of SAB 108 during 2006 did not have a material impact on the Consolidated Financial Statements.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”). FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP No. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP No. EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP No. EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently evaluating the impact FSP No EITF 00-19-2 could have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115” (“SFAS 159”). This new statement allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159.

3.	Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding and vested RSUs during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, RSUs, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The following table sets forth the potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been anti-dilutive (shares on weighted-average basis):

	Year Ended December 31,
	2006	2005	2004

Employee stock options	39,869,914	44,920,037	38,416,819
Employee stock purchase plan	4,831,754	4,605,505	3,405,662
Restricted stock awards and restricted stock units	4,333,270	4,275,980	758,551
Series A Convertible Subordinated Debentures	23,810,200	23,810,200	892,883
Series B Convertible Subordinated Debentures	19,048,160	19,048,160	694,464
April 2005 Convertible Senior Subordinated Debentures	30,303,020	18,939,388	—
July 2005 Convertible Senior Subordinated Debentures	5,925,926	2,716,049	—
Warrants issued in connection with the July 2005 Debentures	3,500,000	1,604,167	—
Softline acquisition obligation (Note 9)	735,759	713,163	691,079

	132,358,003	120,632,649	44,859,458

4.	Property and Equipment

Property and equipment, net, consists of the following:

	December 31,
	2006	2005

Property and equipment:
Internal-use software	$161,005	$167,621
Equipment	101,026	84,182
Leasehold improvements	72,517	54,706
Furniture	38,063	31,710

Total property and equipment	372,611	338,219

Accumulated depreciation and amortization:
Internal-use software	(96,798)	(81,815)
Equipment	(72,809)	(49,778)
Leasehold improvements	(37,859)	(24,240)
Furniture	(18,753)	(12,253)

Total accumulated depreciation and amortization	(226,219)	(168,086)

Property and equipment, net	$146,392	$170,133

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Depreciation and amortization expense related to property and equipment consists of the following:

	Year Ended December 31,
	2006	2005	2004

Amounts included in:
Other costs of service	$40,502	$39,205	$43,485
Selling, general and administrative expenses	33,521	31,339	35,205

	$74,023	$70,544	$78,690

5. Business Acquisitions, Goodwill and Other Intangible Assets

Goodwill balances at December 31, 2006 and 2005 are associated with the acquisition of KPMG Consulting AG (subsequently renamed BearingPoint GmbH) in August 2002 and a series of acquisitions of Andersen Business Consulting practices during 2002.

The changes in the carrying amount of goodwill, at the reporting unit level, for the years ended December 31, 2006 and 2005 are as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Impairment	Translation	December 31,
	2005	Charge	Adjustment	2006

Public Services	$23,581	$—	$—	$23,581
Financial Services	9,210	—	—	9,210
EMEA	325,262	—	33,871	359,133
Asia Pacific	68,562	—	1,840	70,402
Latin America	871	—	47	918
Corporate/Other	202	—	—	202

Total	$427,688	$—	$35,758	$463,446

			Foreign
	Balance		Currency	Balance
	December 31,	Impairment	Translation	December 31,
	2004	Charge	Adjustment	2005

Public Services	$23,581	$—	$—	$23,581
Commercial Services	64,188	(64,188)	—	—
Financial Services	9,210	—	—	9,210
EMEA	485,401	(102,227)	(57,912)	325,262
Asia Pacific	73,459	—	(4,897)	68,562
Latin America	836	—	35	871
Corporate/Other	202	—	—	202

Total	$656,877	$(166,415)	$(62,774)	$427,688

The Company completed its required annual impairment test in April 2006 and determined that the carrying value of goodwill was not impaired.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

In the fourth quarter of 2005, the Company determined that a triggering event had occurred, causing the Company to perform a goodwill impairment test on all of its reporting units. The triggering event resulted from a combination of various factors, including lower than previously expected results in the fourth quarter ended December 31, 2005 and a change in management’s expectation of future results. As required by SFAS 142, the Company performed a two-step impairment test to identify the potential impairments and, if necessary, to measure the amount of the impairment. Under step one of the impairment test, the Company determined there were potential impairments in its Commercial Services and EMEA reporting units. In determining the fair value of its Commercial Services and EMEA reporting units, the Company revised certain assumptions relative to each reporting unit, which significantly decreased their fair value as compared to the fair value determined during the Company’s most recent goodwill impairment test, which had been performed as of April 20, 2005. For the Commercial Services reporting unit, these revisions included the negative impact on future periods from operating losses associated with the Company’s contract with Hawaiian Telcom Communications, Inc. For the EMEA reporting unit, these revisions included lowering operating margin growth expectations. In order to quantify the impairment, under step two of the impairment test, the Company completed a hypothetical purchase price allocation of the fair value determined in step one to all of the respective assets and liabilities of its Commercial Services and EMEA reporting units. As a result, goodwill impairment losses of $64,188 and $102,227 were recognized in the Commercial Services and the EMEA reporting units, respectively, as the carrying amount of each reporting unit was greater than the revised fair value of that reporting unit (as determined using the expected present value of future cash flows), and the carrying amount of each reporting unit’s goodwill exceeded the implied fair value of that goodwill. The goodwill impairment loss of $64,188 for the Commercial Services reporting unit represented a full impairment of the remaining goodwill in that reporting unit.

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

	December 31,
	2006	2005

Other intangible assets:
Backlog, customer contracts and related customer relationships	$1,309	$1,309
Market rights	10,297	10,297

Total other intangibles	11,606	11,606
Accumulated amortization:
Backlog, customer contracts and related customer relationships	(1,309)	(1,309)
Market rights	(10,297)	(8,752)

Total accumulated amortization	(11,606)	(10,061)

Other intangible assets, net	$—	$1,545

For the years ended December 31, 2006, 2005 and 2004, amortization expense related to identifiable intangible assets was $1,545, $2,266, and $3,457, respectively. Identifiable intangible assets were fully amortized during 2006.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

6.	Notes Payable

Notes payable consist of the following:

	December 31,
	2006	2005

Current portion (a):
Yen-denominated term loan (January 31, 2003)	$—	$2,803
Yen-denominated term loan (June 30, 2003)	—	1,402
Other	360	2,188

Total current portion	360	6,393

Long-term portion:
Series A and Series B Convertible Debentures	450,000	450,000
April 2005 Convertible Debentures	200,000	200,000
July 2005 Convertible Debentures (net of discount of $18,510 and $21,946, respectively)	21,490	18,054
Other	—	313

Total long-term portion	671,490	668,367

Total notes payable	$671,850	$674,760

The following is a schedule of annual maturities on notes payable, net of discounts, as of December 31, 2006 for each of the next five calendar years and thereafter:

Year	Amount

2007	$360
2008	—
2009	—
2010	21,490	(b)
2011	—
Thereafter	650,000	(b)

Total	$671,850

(a)	The weighted average interest rate on the current portion of notes payable as of December 31, 2006 and 2005 was 5.6% and 2.4%, respectively.

(b)	As described below, the holders of the Series A and B Convertible Debentures have the right to convert the Debentures into shares of Company common stock only upon occurrence of certain triggering events. The April 2005 Convertible Debentures were convertible upon issuance on April 27, 2005 and the July 2005 Convertible Debentures were convertible starting on July 15, 2006. Upon conversion of these debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. In addition, the holders of the April 2005 Convertible Debentures have the right, at their option, to require the Company to repurchase all or some of their debentures on April 15, 2009, 2013, 2015 and 2020.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

2007 Credit Facility

On May 18, 2007, the Company entered into a $400,000 senior secured credit facility and on June 1, 2007, the Company amended and restated the credit facility to increase the aggregate commitments under the facility from $400,000 to $500,000 (the “2007 Credit Facility”). The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300,000 (“the Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200,000 (the “LC Facility”). Interest on the Term Loans under the 2007 Credit Facility is calculated, at the Company’s option, (1) at a rate equal to 3.5% plus the London Interbank Offered Rate, or LIBOR, or (2) at a rate equal to 2.5% plus the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. As of June 1, 2007, the Company has borrowed $300,000 under the Term Loans, and an aggregate of approximately $89,300 of letters of credit previously outstanding under the 2005 Credit Facility has been assumed under the LC Facility.

The Company’s obligations under the 2007 Credit Facility are secured by liens and security interests in substantially all of the Company’s assets and most of its material domestic subsidiaries, as guarantors of such obligations (including a pledge of 65% of the stock of certain of its foreign subsidiaries), subject to certain exceptions.

The 2007 Credit Facility requires the Company to make prepayments of outstanding Term Loans and cash collateralize outstanding Letters of Credit in an amount equal to (i) 100% of the net proceeds received from property or asset sales (subject to exceptions), (ii) 100% of the net proceeds received from the issuance or incurrence of additional debt (subject to exceptions), (iii) 100% of all casualty and condemnation proceeds (subject to exceptions), (iv) 50% of the net proceeds received from the issuance of equity (subject to exceptions) and (v) for each fiscal year ending on or after December 31, 2008 (and, at the Company’s election for the second half of the 2007 fiscal year), the difference between (a) 50% of the Excess Cash Flow (as defined in the 2007 Credit Facility) and (b) any voluntary prepayment of the Term Loan or the LC Facility (as defined in the 2007 Credit Facility) (subject to exceptions). If the Term Loan is prepaid or the LC Facility is reduced prior to May 18, 2008 with other indebtedness or another letter of credit facility, the Company may be required to pay a prepayment premium of 1% of the principal amount of the Term Loan so prepaid or LC Facility so reduced if the cost of such replacement indebtedness of letter of credit facility is lower than the cost of the 2007 Credit Facility. In addition, the Company is required to pay $750 in principal plus any accrued and unpaid interest at the end of each quarter, commencing on June 29, 2007 and ending on March 31, 2012.

The 2007 Credit Facility contains affirmative and negative covenants:

•	The affirmative covenants include, among other things: the delivery of unaudited quarterly and audited annual financial statements, all in accordance with generally accepted accounting principles, certain monthly operating metrics and budgets; compliance with applicable laws and regulations (excluding, prior to October 31, 2008, compliance with certain filing requirements under the securities laws); maintenance of existence and insurance; after October 31, 2008, as requested by the Administrative Agent, maintenance of credit ratings; and maintenance of books and records (subject to the material weaknesses previously disclosed in the Company’s 2005 Form 10-K).

•	The negative covenants, which (subject to exceptions) restrict certain of the Company’s corporate activities, include, among other things, limitations on: disposition of assets; mergers and acquisitions; payment of dividends; stock repurchases and redemptions; incurrence of additional indebtedness; making of loans and investments; creation of liens; prepayment of other indebtedness; and engaging in certain transactions with affiliates.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Events of default under the 2007 Credit Facility include, among other things: defaults based on nonpayment, breach of representations, warranties and covenants, cross-defaults to other debt above $10,000, loss of lien on collateral, invalidity of certain guarantees, certain bankruptcy and insolvency events, certain ERISA events, judgments against the Company in an aggregate amount in excess of $20,000, and change of control events.

Under the terms of the 2007 Credit Facility, the Company is not required to become current with its SEC periodic filings until October 31, 2008. Until October 31, 2008, the Company’s failure to provide annual audited or quarterly unaudited financial statements, to keep its books and records in accordance with GAAP or to timely file its SEC periodic reports will not be considered an event of default under the 2007 Credit Facility.

The 2007 Credit Facility replaced the Company’s 2005 Credit Facility, which was terminated on May 18, 2007. For information about the 2005 Credit Facility, see below.

  Series A and Series B Convertible Subordinated Debentures

On December 22, 2004, the Company completed a $400,000 offering of Convertible Subordinated Debentures. The offering consisted of $225,000 aggregate principal amount of 2.50% Series A Convertible Subordinated Debentures due December 15, 2024 (the “Series A Debentures”) and $175,000 aggregate principal amount of 2.75% Series B Convertible Subordinated Debentures due December 15, 2024 (the “Series B Debentures” and together with the Series A Debentures, the “Subordinated Debentures”). On January 5, 2005, the Company issued an additional $25,000 aggregate principal amount of its Series A Debentures and an additional $25,000 aggregate principal amount of its Series B Debentures upon the exercise in full of an option granted to the initial purchasers. Interest is payable on the Subordinated Debentures on June 15 and December 15 of each year, beginning June 15, 2005. The Subordinated Debentures are unsecured and are subordinated to the Company’s existing and future senior debt. Due to the delay in the completion of the Company’s audited financial statements for the year ended December 31, 2004, the Company was unable to file a timely registration statement with the SEC to register for resale its Subordinated Debentures and underlying common stock. Accordingly, pursuant to the terms of these securities, the applicable interest rate on each series of Subordinated Debentures increased by 0.25% beginning on March 23, 2005 and increased another 0.25% beginning on June 22, 2005. These changes together increased the interest rate on the Series A Debentures and the Series B Debentures to 3.00% and 3.25%, respectively.

On November 2, 2006, the Company entered into the First Supplemental Indenture (the “First Supplemental Indenture”) with The Bank of New York, as trustee, which amends the subordinated indenture governing the Subordinated Debentures. The First Supplemental Indenture includes: (i) a waiver of the Company’s SEC reporting requirements under the Subordinated Indentures through October 31, 2008, (ii) the interest rate payable on all Series A Debentures increased from 3.00% per annum to 3.10% per annum until December 23, 2011, and (iii) adjustment of the interest rate payable on all Series B Debentures from 3.25% per annum to 4.10% per annum until December 23, 2014. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Subordinated Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore additional interest payments will be expensed over the period from November 2, 2006 through December 23, 2011 for Series A, and December 23, 2014 for Series B.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

During the period of November 2, 2006 through December 23, 2011, for Series A and December 23, 2014, for Series B, the new effective interest rate on this debt will be 3.60% and 4.50%, respectively. In addition, the Company paid approximately $1,800 in fees and expenses to third-parties for work performed in connection with all of the modifications to the Company’s outstanding debentures, which were expensed as incurred.

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

The Subordinated Debentures are initially convertible, under certain circumstances, into shares of the Company’s common stock at a conversion rate of 95.2408 shares for each $1 principal amount of the Subordinated Debentures, subject to anti-dilution and adjustments but not to exceed 129.0 shares, equal to an initial conversion price of approximately $10.50 per share. Holders of the Subordinated Debentures may exercise the right to convert the Subordinated Debentures prior to their maturity only under certain circumstances, including when the Company’s stock price reaches a specified level for a specified period of time, upon notice of redemption, and upon specified corporate transactions. Upon conversion of the Subordinated Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Subordinated Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the Subordinated Debentures are convertible into shares of the acquiring or surviving company. The Company will also increase the conversion rate upon occurrence of certain transactions. As of December 31, 2006, none of the circumstances under which the Subordinated Debentures are convertible existed.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Upon a continuing event of default, the trustee or the holders of at least 25% in aggregate principal amount of the Subordinated Debentures may declare the applicable series of Debentures immediately due and payable, which could lead to cross-defaults and possible acceleration of unpaid principal and accrued interest of the April 2005 Convertible Debentures, July 2005 Convertible Debentures (defined below) and the 2007 Credit Facility.

April 2005 Convertible Senior Subordinated Debentures
On April 27, 2005, the Company issued $200,000 aggregate principal amount of its 5.00% Convertible Senior Subordinated Debentures due April 15, 2025 (the “April 2005 Convertible Debentures”). Interest is payable on the April 2005 Convertible Debentures on April 15 and October 15 of each year, beginning October 15, 2005. The April 2005 Convertible Debentures are unsecured and are subordinated to the Company’s existing and future senior debt. The April 2005 Convertible Debentures are senior to the Subordinated Debentures. Since the Company failed to file a registration statement with the SEC to register for resale of its April 2005 Convertible Debentures and the underlying common stock by December 31, 2005, the interest rate on the April 2005 Convertible Debentures increased by 0.25% to 5.25% beginning on January 1, 2006 and will continue to be the applicable interest rate through the date the registration statement is filed. On November 9, 2006, the Company paid to certain consenting holders of April 2005 Convertible Debentures, who provided their consents prior to the expiration of the consent solicitation, a consent fee equal to 1.00% of the outstanding principal amount of the April 2005 Convertible Debentures. The supplemental indenture includes a waiver of the Company’s SEC reporting requirements through October 31, 2007, and provides for further extension through October 31, 2008 upon the Company’s payment of an additional fee of 0.25% of the principal amount of the debentures. In accordance with EITF 96-19, since the change in the terms of the April 2005 Convertible Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore the consent fees of $2,000 will be recognized over future periods.

The net proceeds from the sale of the April 2005 Convertible Debentures, after deducting offering expenses and the placement agents’ commissions and other fees and expenses, were approximately $192,800. The Company used the net proceeds from the offering to replace the working capital that was at the time used to cash collateralize letters of credit under the 2004 Interim Credit Facility (see below).

The April 2005 Convertible Debentures are initially convertible into shares of the Company’s common stock at a conversion rate of 151.5151 shares for each $1 principal amount of the April 2005 Convertible Debentures, subject to anti-dilution and adjustments, equal to an initial conversion price of $6.60 per share at any time prior to the stated maturity. Upon conversion of the April 2005 Convertible Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The April 2005 Convertible Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the April 2005 Convertible Debentures are convertible into shares of the acquiring or surviving company.

The holders of the April 2005 Convertible Debentures have the right, at their option, to require the Company to repurchase all or some of their debentures on April 15, 2009, 2013, 2015 and 2020. In each case, the Company will pay a repurchase price in cash equal to 100% of the principal amount of the April 2005

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Convertible Debentures, plus any accrued but unpaid interest, including additional interest, if any, to the repurchase date. In addition, holders of the April 2005 Convertible Debentures may require the Company to repurchase all or a portion of the April 2005 Convertible Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the April 2005 Convertible Debentures, plus any accrued but unpaid interest and additional interest, if any, to, but not including, the repurchase date. A designated event includes certain change of control transactions and a termination of trading, occurring if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange.

The April 2005 Convertible Debentures will be redeemable at the Company’s option on or after April 15, 2009 at a redemption price in cash equal to 100% of the principal amount of the April 2005 Convertible Debentures plus accrued and unpaid interest and additional interest, if any, on the April 2005 Convertible Debentures to, but not including, the redemption date.

Upon a continuing event of default, the trustee or the holders of at least 25% in aggregate principal amount of the April 2005 Convertible Debentures may declare the debentures immediately due and payable, which could lead to cross-defaults and possible acceleration of unpaid principal and accrued interest of the Subordinated Debentures, July 2005 Convertible Debentures (defined below) and the 2007 Credit Facility.

July 2005 Convertible Senior Debentures

On July 15, 2005, the Company issued $40,000 aggregate principal amount of its 0.50% Convertible Senior Subordinated Debentures due July 2010 (the “July 2005 Convertible Debentures”) and common stock warrants (the “July 2005 Warrants”) to purchase up to 3,500,000 shares of the Company’s common stock. The July 2005 Convertible Debentures bear interest at a rate of 0.50% per year and will mature on July 15, 2010. Interest is payable on the July 2005 Convertible Debentures on January 15 and July 15 of each year, beginning January 15, 2006. The July 2005 Convertible Debentures are pari passu to the April 2005 Convertible Debentures and senior to the Subordinated Debentures. Since the Company failed to file a registration statement with the SEC to register for resale its July 2005 Convertible Debentures and the underlying common stock by December 31, 2005, the interest rate on the July 2005 Convertible Debentures increased by 0.25% to 0.75% beginning on January 1, 2006 and will continue to be the applicable interest rate through the date the registration statement is filed. On November 9, 2006, the Company entered into an agreement with the holders of the July 2005 Debentures, pursuant to which the Company paid a consent fee equal to 1.00% of the outstanding principal amount of the July 2005 Debentures, in accordance with the terms of the purchase agreement governing the issuance of the July 2005 Debentures. The agreement includes a waiver of the Company’s SEC reporting requirements through October 31, 2007. In accordance with EITF 96-19, since the change in the terms of the July 2005 Convertible Senior Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore the consent fees of $400 will be recognized over future periods.

The net proceeds from the sale of the July 2005 Convertible Debentures and July 2005 Warrants, after deducting offering expenses and other fees and expenses, were approximately $38,900.

In accordance with the terms of the purchase agreement, the holders of the July 2005 Convertible Debentures appointed a designated director to the Company’s Board of Directors effective July 15, 2005. If the designated director ceases to be affiliated with the holders of the July 2005 Convertible Debentures or ceases to serve on the Company’s Board of Directors, so long as the holders together hold at least 40% of the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

original principal amount of the July 2005 Convertible Debentures, the holders or their designees have the right to designate a replacement director to the Company’s Board of Directors.

The July 2005 Convertible Debentures are initially convertible on or after July 15, 2006 into shares of the Company’s common stock at a conversion price of $6.75 per share, subject to anti-dilution and other adjustments. Upon conversion of the July 2005 Convertible Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of both. The July 2005 Convertible Debentures will be entitled, in certain change of control transactions, to an adjustment in the conversion obligation so that the July 2005 Convertible Debentures are convertible into shares of stock, other securities or other property or assets receivable upon the occurrence of such transaction by a holder of shares of the Company’s common stock in such transaction.

The holders of the July 2005 Convertible Debentures may require the Company to repurchase all or a portion of the July 2005 Convertible Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the July 2005 Convertible Debentures, plus any accrued but unpaid interest and additional interest, if any, to, but not including, the repurchase date. The list of designated events includes certain change of control transactions and a termination of trading occurring if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange.

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

Upon a continuing event of default, the holders of at least 25% in aggregate principal amount of the July 2005 Convertible Debentures may declare the July 2005 Convertible Debentures immediately due and payable, which could lead to cross-defaults and possible acceleration of unpaid principal and accrued interest of the Subordinated Debentures, April 2005 Convertible Debentures and the 2005 Credit Facility (defined below).

In accordance with the provisions of EITF 98-5 and EITF 00-27, the Company allocated the proceeds received from the July 2005 Convertible Debentures to the elements of the debt instrument based on their relative fair values. The Company allocated fair value to the July 2005 Warrants and conversion option utilizing the Black-Scholes option pricing model, which was consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 48.5%; an average risk-free interest rate of 3.98%; dividend yield of 0%; and an expected life of 5 years. The fair value of debt component of the July 2005 Debentures was based on the net present value of the underlying cash flows discounted at a rate derived from the Company’s then publicly traded debt, which was 11.4%. Once the relative fair values were established, the Company allocated the proceeds to each component of the contract. Because the conversion price was lower than the then current fair market value of the Company’s common stock, the Company determined that a beneficial conversion feature (“BCF”) existed which required separate accounting.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The accounting conversion value of the BCF calculated was $14,288 and the fair value allocated to the July 2005 Warrants was $8,073. The fair value allocated to the warrants and the accounting conversion value of the BCF amounting to $22,361 were recorded as credits to additional paid in capital. In addition, $1,000 paid to the holders in connection with this transaction was recorded as a reduction of the net proceeds. The offsetting $23,361 was treated as a discount to the $40,000 principal amount of the July 2005 Convertible Debentures. Using the effective interest method with an imputed interest rate of 17.9%, the discount will be accreted as interest expense over the term of the debt contract to bring the value of the debt to its face amount at the time the principal payment is due in July 2010. As of December 31, 2006 and 2005 the Company has amortized $4,851 and $1,415, respectively, of the discount as interest expense.

Discontinued Credit Facilities

Credit Facilities prior to 2005

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

The 2004 Interim Credit Facility was replaced by the 2005 Credit Facility on July 19, 2005, as described below. Immediately prior to termination of the 2004 Interim Credit Facility, there were no outstanding loans under the 2004 Interim Credit Facility; however, there were outstanding letters of credit of approximately $87,700, which were issued primarily to meet the Company’s obligations to collateralize certain surety bonds issued to support client engagements, mainly in its state and local government business. The $87,700 in letters of credit remained outstanding after the termination of the 2004 Interim Credit Facility. In order to support the letters of credit that remained outstanding, the Company provided the lenders of the 2004 Interim Credit Facility with the following collateral: (i) $94,300 of cash which was sourced from cash on hand; and (ii) a security interest in the Company’s domestic accounts receivable. Upon entering into the 2005 Credit Facility, the lenders under the 2004 Interim Credit Facility: (i) released all but $5,000 of the cash collateral (remaining $5,000, net of expenses, was returned to the Company on April 4, 2006); (ii) released its security interest in the domestic accounts receivable; and (iii) received an $85,400 letter of credit issued by the lenders under the 2005 Credit Facility.

2005 Credit Facility

On July 19, 2005, the Company entered into a $150,000 Senior Secured Credit Facility (the “2005 Credit Facility”). The 2005 Credit Facility, as amended, provided for up to $150,000 in revolving credit and advances, all of which was available for issuance of letters of credit. Advances under the revolving credit line were limited by the available borrowing base, which was based upon a percentage of eligible accounts receivable and unbilled receivables. The 2005 Credit Facility was terminated on May 18, 2007. On that date, all outstanding obligations under the 2005 Credit Facility were assumed by the 2007 Credit Facility and liens and security interests were released.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The entire $150,000 under the 2005 Credit Facility was not always available to the Company because, among other things: (i) certain accounts receivable for government contracts could not be included in the calculation of the borrowing base without obtaining certain consents (this restriction was removed by amendment on March 30, 2006); and (ii) delays in the Company’s ability to provide month-end account receivables reports negatively impacted the Company’s ability to include such account receivables as part of the borrowing base, which determined the amount the Company could borrow under the 2005 Credit Facility. Borrowings available under the 2005 Credit Facility are used for general corporate purposes. As of December 31, 2006, the Company had approximately $23,700 available under the borrowing base.

In addition, prior to the March 30, 2006 amendment, the Company was required to cash collateralize 105% of its borrowings, including any outstanding letters of credit, under the 2005 Credit Facility and any accrued and unpaid interest and fees thereon. As of December 31, 2006, the Company had no borrowings under the 2005 Credit Facility but had letters of credit outstanding of approximately $89,300. The Company was charged an annual rate of 2.75% for the credit spread and other fees for its outstanding letters of credit. The Company fulfilled its obligation to cash collateralize using cash on hand. The requirement to deposit and maintain cash collateral terminated as part of the March 30, 2006 amendment to the 2005 Credit Facility, and such cash collateral was released to the Company.

Interest on loans (other than swingline loans) under the 2005 Credit Facility was calculated, at the Company’s option, at a rate equal to LIBOR, or, for dollar-denominated loans, at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points (“Base Rate Loans”). No matter which rate the Company chose, an applicable margin was added that varied depending upon availability under the revolver and the status of the Company’s SEC periodic filings. For Base Rate Loans and LIBOR loans, the applicable margins were 1.00% and 2.00%, respectively, as the Company was not current in its SEC periodic filings during the term of the facility. As of December 31, 2006, the interest rate under the 2005 Credit Facility was 7.36%.

The 2005 Credit Facility contained financial, affirmative, and negative covenants.

•	The financial covenants included: (i) a minimum U.S. cash collections requirement, (ii) a minimum trailing twelve-month EBITDA covenant, (iii) a maximum leverage ratio and (iv) a maximum trailing twelve-month capital expenditures covenant. The EBITDA and maximum leverage ratio was not tested for a quarterly test period if (i) at all times during the test period that the borrowing base was less than $120,000, borrowing availability was greater than $15,000, (ii) at all times during the test period that the borrowing base was greater than or equal to $120,000 and less than $130,000, borrowing availability was greater than $20,000, or (iii) at all times during the test period that the borrowing base was greater than or equal to $130,000, borrowing availability was greater than $25,000. These ratios were never tested, since the Company at all times maintained the minimum borrowing base.

•	The affirmative covenants included the Company becoming current in its SEC periodic filings in accordance to a predetermined schedule, repatriation of a $65,000 of cash from foreign subsidiaries and the submission to its lender certain weekly and monthly reports providing various financial information.

•	The negative covenants significantly restricted the Company’s corporate activities and ability to dispose of assets without the lenders’ consent.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

•	Standard events of default for a senior secured facility were included, as well as default for payments in respect of judgments against the Company in excess of $18,000; termination of trading of Company stock; certain indictments, convictions or the commencement of criminal proceedings of or against the Company or any subsidiary.

Upon an event of default under the 2005 Credit Facility, the lenders could require the Company to post cash collateral in an amount equal to 105% of the principal amount of the outstanding letters of credit or declare all borrowings outstanding under the 2005 Credit Facility, together with accrued interest and other fees, immediately due and payable. Any default agreements governing the Company’s other significant indebtedness could lead to an acceleration of debt under the 2005 Credit Facility.

The Company’s obligations under the 2005 Credit Facility were secured by liens and security interests in substantially all of its present and future tangible and intangible assets and those of certain of its domestic subsidiaries, as guarantors of such obligations (including 65.0% of the stock of its foreign subsidiaries), subject to certain exceptions.

The lenders of the 2005 Credit Facility granted the Company waivers for any default under the 2005 Credit Facility resulting from the Series B debenture lawsuit and the defaults alleged therein, and also consented to the Company’s payment of consent fees to the holders of each series of debentures as well as increases in the interest rates payable on all of the debentures.

Terminated Yen-Denominated Term Loans and Line of Credit

On January 31, 2003, the Company’s Japanese subsidiary entered into a 2.0 billion yen-denominated unsecured term loan. Scheduled principal payments were every six months through July 31, 2005 in the amount of 334.0 million yen and included a final payment of 330.0 million yen on January 31, 2006.

On June 30, 2003, the Company’s Japanese subsidiary entered into a 1.0 billion yen-denominated unsecured term loan. Scheduled principal payments were every six months through December 31, 2005 in the amount of 167.0 million yen and included a final payment of 165.0 million yen on June 30, 2006.

On August 30, 2004, the Company’s Japanese subsidiary extended its yen-denominated revolving line of credit facility and overdraft line of credit facility dated December 16, 2002. The renewed agreement included a yen-denominated revolving line of credit facility with an aggregate principal balance not to exceed 1.85 billion yen (approximately $18,026 as of December 31, 2004) and an overdraft line of credit facility with an aggregate principal balance not to exceed 0.5 billion yen (approximately $4,872 as of December 31, 2004). These facilities, which were scheduled to mature on August 31, 2005 were unsecured, did not contain financial covenants, and were not guaranteed by the Company. These facilities were extended to, and paid in full on, December 16, 2005.

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

7.	Accrued Payroll and Employee Benefits

Accrued payroll and employee benefits consist of the following:

	December 31,
	2006	2005

Accrued compensated absences	$97,123	$91,587
Payroll related taxes	30,482	38,089
Employee mobility and tax equalization	87,621	82,482
Accrued bonus	52,501	32,782
Other	76,988	64,570

Total	$344,715	$309,510

8.	Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2006	2005

Acquisition obligation (see Note 9)	$16,564	$16,133
Book overdrafts	—	810
Accrual for loss contracts	24,828	77,920
Other	94,445	74,761

Total	$135,837	$169,624

9.	Acquisition Obligation

On May 27, 1999, KPMG LLP (the Company’s former parent) acquired all of the voting common stock of Softline Consulting & Integrators, Inc. (“Softline”), a systems integration company, and entered into an agreement to acquire all of the Softline nonvoting common stock for not less than $65,000. The $65,000 acquisition obligation for the non-voting common stock of Softline accrued interest at 6% per annum, and was due by its terms at the earlier of a demand by a majority vote of the nonvoting shareholders, or May 8, 2000. The obligation became due on May 8, 2000 but was not retired at such time. In August 2000, the Company and the counterparties to this agreement entered into an agreement, pursuant to which $33,980 of this obligation was repaid in cash, $7,020 was retired through the cancellation of short-term notes due from the counterparties and $9,000 was settled in November 2000 ($3,000 in cash and 326,024 shares of the Company’s common stock). The remaining obligation of $15,000 plus interest at 6% per annum, included in other current liabilities, is payable upon the ultimate resolution of specific contingencies relating to the Softline acquisition and will be paid through the issuance of shares of the Company’s common stock, valued

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

for such settlement purposes at the IPO price less the underwriting discount or, at the election of the counterparties, through the issuance of cash equal to the current market price of the Company’s common stock for up to 30% of the shares otherwise issuable, with the remainder payable in shares valued at the IPO price. The 30% portion of the liability that, at the election of the counterparties, can be settled in either cash or in shares of the Company’s common stock represents a derivative feature. Accordingly, the 30% portion of the liability is marked to market each reporting period based on the changes in the intrinsic value of the underlying equity shares. Any change in the value of the underlying shares is recorded as a component of interest expense, amounting to $430, $354, and $909 for the years ended December 31, 2006, 2005 and 2004, respectively.

10.	Collaboration Agreement

In August 1997, KPMG LLP entered into a collaboration agreement with Microsoft Corporation. Under this agreement, the Company developed a broad portfolio of services and solutions to enable the rapid deployment of Microsoft products. Microsoft paid the Company $15,000. The agreement requires the Company to train a specified number of consultants to be proficient in Microsoft products, and to participate in joint marketing efforts with Microsoft. Revenue of $5,000 was recognized as training and other costs associated with the agreement were incurred. Revenue was not recognized for the remaining $10,000 due to a minimum royalty liability of $10,000 associated with the agreement. The agreement requires the Company to pay Microsoft royalties on certain net revenue for business relating to Microsoft products. The royalty period ends on the earlier of the date on which the Company makes the minimum aggregate royalty payment of $10,000 or June 30, 2006. Since the aggregate payments on June 30, 2006 were less than $10,000, the Company was obligated to make final payment for the difference, of which $4,689 was paid in July 2006 and the remaining $4,689 is due on June 30, 2007. No royalty payments were made during the years ended December 31, 2005 and 2004.

11.	Commitments and Contingencies

The Company currently is a party to a number of disputes which involve or may involve litigation or other legal or regulatory proceedings. Generally, there are three types of legal proceedings to which the Company has been made a party:

•	Claims and investigations arising from its continuing inability to timely file periodic reports under the Exchange Act (the “Exchange Act”), and the restatement of its financial statements for certain prior periods to correct accounting errors and departures from generally accepted accounting principles for those years (“SEC Reporting Matters”);

•	Claims and investigations being conducted by agencies or officers of the U.S. Federal government and arising in connection with its provision of services under contracts with agencies of the U.S. Federal government (“Government Contracting Matters”); and

•	Claims made in the ordinary course of business by clients seeking damages for alleged breaches of contract or failure of performance, by current or former employees seeking damages for alleged acts of wrongful termination or discrimination, and by creditors or other vendors alleging defaults in payment or performance (“Other Matters”).

The Company currently maintains insurance in types and amounts customary in its industry, including coverage for professional liability, general liability and management and director liability. Based on management’s current assessment and insurance coverages believed to be available, the Company believes that

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

its financial statements include adequate provision for estimated losses that are likely to be incurred with regard to all matters of the types described above.
SEC Reporting Matters

2005 Class Action Suits

In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to its financial results in the Company’s SEC filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. The Company was awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. The Supreme Court decision is expected to significantly inform the court’s decision regarding the complaint and the Company’s motion to dismiss the complaint. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be. Accordingly, no liability has been recorded.

2005 Shareholders’ Derivative Demand

On May 21, 2005, the Company received a letter from counsel representing one of its shareholders requesting that the Company initiate a lawsuit against its Board of Directors and certain present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in its report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation, the Company’s Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. The Company filed demurrers on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims, with leave to file amended claims. As a result of the Company’s annual meeting of stockholders held on December 14, 2006, the claim seeking the scheduling of an annual meeting became moot. On January 3, 2007, the plaintiff filed an amended derivative complaint re-asserting the previously dismissed derivative claims and alleging that the Board’s refusal of his demand was not in good faith. The Company’s renewed motion to dismiss all remaining claims was heard on March 23, 2007 and no ruling has yet been entered.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Series B Debenture Suit

On September 8, 2005, certain holders of the 2.75% Series B Debentures provided a purported Notice of Default to the Company based upon its failure to timely file certain of its SEC periodic reports due in 2005. Thereafter, these holders asserted that as a result, the principal amount of the Series B Debentures, accrued and unpaid interest and unpaid damages were due and payable immediately.

The indenture trustee for the Series B Debentures then brought suit against the Company and, on September 19, 2006, the Supreme Court of New York ruled on a motion that the Company was in default under the indenture for the Series B Debentures and ordered that the amount of damages be determined subsequently at trial. The Company believed the ruling to be in error and on September 25, 2006, appealed the court’s ruling and moved for summary judgment on the matter of determination of damages.

After further negotiations, the Company and the relevant holders of its Series B Debentures entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with The Bank of New York, as trustee, which amends the subordinated indenture governing the 2.50% Series A Debentures due in 2024 and the Series B Debentures. Concurrently, the Company and the relevant holders of the Series B Debentures lawsuit also agreed to discontinue the lawsuit.

The First Supplemental Indenture modifies the debentures to include: (i) a waiver of the Company’s SEC reporting requirements under the subordinated indenture through October 31, 2008, (ii) the interest rate payable on all Series A Debentures increased from 3.00% per annum to 3.10% per annum until December 23, 2011, and (iii) adjustment of the interest rate payable on all Series B Debentures from 3.25% per annum to 4.10% per annum until December 23, 2014.

In order to address any possibility of a claim of cross-default, on November 2, 2006, the Company entered into a First Supplemental Indenture with The Bank of New York, as trustee, which amends the indenture governing the 5.0% Convertible Senior Subordinated Debentures due 2025. The supplemental indenture includes a waiver of the Company’s SEC reporting requirements through October 31, 2007 and provides for further extension through October 31, 2008 upon the payment of an additional fee of 0.25% of the principal amount of the debentures. The Company paid to certain consenting holders of these debentures a consent fee equal to 1.00% of the outstanding principal amount of the debentures. In addition, on November 9, 2006, the Company entered into an agreement with the holders of the 0.50% Convertible Senior Subordinated Debentures due July 2010, pursuant to which the Company paid a consent fee equal to 1.00% of the outstanding principal amount of the debentures, in accordance with the terms of the purchase agreement governing the issuance of these debentures.

SEC Investigation

On April 13, 2005, pursuant to the same matter number as its inquiry concerning the Company’s restatement of certain financial statements issued in 2003, the staff of the SEC’s Division of Enforcement requested information and documents relating to the Company’s March 18, 2005 Form 8-K. On September 7, 2005, the Company announced that the staff had issued a formal order of investigation in this matter. The Company subsequently has received subpoenas from the staff seeking production of documents and information including certain information and documents related to an investigation conducted by its Audit Committee. The Company continues to provide information and documents to the SEC as requested. The investigation is ongoing and the SEC is in the process of taking the testimony of a number of its current and former employees, including one of its former directors.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

In connection with the investigation by its Audit Committee, the Company became aware of incidents of possible non-compliance with the Foreign Corrupt Practices Act and its internal controls in connection with certain of its operations in China and voluntarily reported these matters to the SEC and U.S. Department of Justice in November 2005. Both the SEC and the Department of Justice are investigating these matters in connection with the formal investigation described above. On March 27, 2006, the Company received a subpoena from the SEC regarding information related to these matters. The Company has a reasonable possibility of loss in this matter, although no estimate of such loss can be determined at this time. Accordingly, no liability has been recorded.
Government Contracting Matters

Government Contracts

A significant portion of the Company’s business relates to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government-sponsored enterprises. During the year ended December 31, 2006, 36.0% of the Company’s revenue was earned from contracts with the U.S. Government or state and local governments. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether the Company’s operations are being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Federal government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Federal government contracting. The Company believes that it has adequately reserved for any losses it may experience from these investigations. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.

California Subpoena

In December 2004, the Company was served with a subpoena by the Grand Jury for the United States District Court for the Central District of California. The subpoena sought records relating to twelve contracts between the Company and the U.S. Federal government, including two General Service Administration (“GSA”) schedules, as well as other documents and records relating to its U.S. Federal government work. The Company has produced documents in accordance with an agreement with the Assistant U.S. Attorney. The focus of the review is upon its billing and time/expense practices, as well as alliance agreements where referral or commission payments were permitted. In July 2005, the Company received a subpoena by the U.S. Army related to Department of Defense contracts. The Company subsequently was served with subpoenas issued by the inspectors general of the GSA and the Department of Defense. The subpoenas were largely duplicative of the grand jury subpoena. In December 2006, the Company’s counsel was informally informed by the Assistant U.S. Attorney involved in this matter that the government has declined to pursue any criminal proceedings arising out of this matter. The government continues to pursue the investigation on the civil side. The Company does not believe that it is either probable that the subpoena will result in a liability to the Company or that the amount or range of a future liability, if any, can be determined. Accordingly, no liability has been recorded.

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

Department of Interior

On September 29, 2005, the Company received a Termination for Cause notice (the “Notice”) directing it to cease work on a task order (“Task Order 3”) being completed for the Department of Interior (“DOI”). The Company complied and has properly reserved any outstanding amounts owed to it by the DOI as of December 31, 2004. The underlying Basic Purchase Agreement was subsequently terminated for cause as well, though the only task order that was potentially affected was Task Order 3. In the Notice, the DOI also stated that it may seek to recover excess reprocurement costs or pursue other legal remedies, but it has taken no action in this regard. The Company believes that it has a strong defense of excusable delay, and believes that where there is a meritorious case of excusable delay, terminations for cause have been overturned. The Company also believes that if the termination for cause is removed, any potential reprocurement cost liability is also removed. On July 28, 2006, the Company submitted a claim in the amount of approximately $20,000 to the Government for amounts it believes are owed to it by the DOI. In January 2007, the DOI’s contracting officer denied the Company’s administrative claim for the payment of its unpaid fees. In addition, in September 2006, the Company filed a lawsuit against the DOI in the U.S. Court of Federal Claims, seeking to overturn the termination for cause. On April 30, 2007, the U.S. Court of Federal Claims granted the Company’s motion to dismiss the lawsuit, holding that the DOI’s termination for default was procedurally invalid. The DOI may appeal this decision. The only remaining claim in this matter is the Company’s claim against the DOI for unpaid project fees, in part for wrongful termination. The Company intends to appeal the contracting officer’s denial of its claim for the payment of unpaid fees.

United States Agency for International Development Contract

On October 25, 2005, the Company received a letter from United States Agency for International Development in which the Contracting Officer stated that she had determined to disallow approximately $10,746 in subcontractor costs for Kroll, the Company’s security subcontractor in Iraq. The Company also received a final decision from the Contracting Officer, dated January 7, 2006, disallowing the Kroll costs. However, on July 10, 2006, based on review and analysis of additional documentation, the Contracting Officer issued a revised final decision that allowed $10,320 of the costs, while disallowing the remainder, which the Company substantially recovered from Kroll.

Core Financial Logistics System

There is an ongoing investigation of the Core Financial Logistics System (“CoreFLS”) project by the Inspector General’s Office of the Department of Veterans Affairs and by the Assistant U.S. Attorney for the Central District of Florida. To date, the Company has been issued three subpoenas, in June 2004, December 2004 and May 2006, seeking the production of documents relating to the CoreFLS project. The Company is cooperating with the investigation and has produced documents in response to the subpoenas. To date, there have been no specific allegations of criminal or fraudulent conduct on the Company’s part or any contractual claims filed against it by the Veterans Administration in connection with the project. The Company continues

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

to believe it has complied with all of its obligations under the CoreFLS contract. It cannot, however, predict the outcome of the inquiry. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be. As such, no liability has been recorded.

General Services Administration Audit

The Office of the Inspector General of the GSA of the United States Government conducted an audit of the Company’s GSA Management, Organizational, and Business Improvement Services (“MOBIS”) contract for the period beginning January 1, 2001 through December 31, 2002. The findings from this audit report allege non-compliance, which may have resulted in overcharges to Government customers. Specifically, the report alleges that the Company failed to report and pass on to GSA customers, the reduction it made to its commercial labor rate (Standard Bill Rate) for Administrative Support effective July 1, 2000. On March 6, 2007, the Contracting Officer specified a demand of $2,318 against the Company, along with certain demand for price reductions.

While the Company continues to believe that it has not overcharged the Government, the Company has entered into settlement discussions with the Government in order to mutually resolve this matter. As part of these discussions, the Company is discussing revisions to the contract with the Contracting Officer to better align its terms, including pricing, to the expectations of both parties. Given the current stage of discussions, the outcome cannot yet be determined and management estimates the probable amount of loss is $1,200 (accrued as a liability as of December 31, 2006 and 2005).
Other Matters

Peregrine Litigation

The Company was named as a defendant in several civil lawsuits regarding certain software resale transactions with Peregrine Systems, Inc. during 1999 and 2001, in which purchasers and other individuals who acquired Peregrine stock alleged that the Company participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price. The Company was also sued by a trustee succeeding the interests of Peregrine for the same conduct. In December 2005, the Company executed conditional settlement agreements whereby it was released from liability in these matters and in all claims for indemnity by KPMG in each of these cases. The Company issued settlement payments of approximately $36,900 with respect to these matters in September 2006. In addition, on January 5, 2006, the Company finalized an agreement with KPMG, providing conditional mutual releases to each other from fee advancement and indemnification claims with respect to these matters, with no settlement payment or other exchange of monies between the parties.

The Company did not settle the In re Peregrine Systems, Inc. Securities Litigation, and on January 19, 2005, the matter was dismissed by the trial court as it relates to the Company. The plaintiffs have appealed the dismissal and briefing of the appeal has been completed. To the extent that any judgment is entered in favor of the plaintiffs against KPMG, KPMG has notified the Company that it will seek indemnification for any such sums. The Company disputes KPMG’s entitlement to any such indemnification.

On November 16, 2004, Larry Rodda, a former employee, pled guilty to one count of criminal conspiracy in connection with the Peregrine software resale transactions that continue to be the subject of the government inquiries. Mr. Rodda also was named in a civil suit brought by the SEC. The Company was not named in the indictment or civil suit, and are cooperating with the government investigations.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Hawaiian Telcom Communications, Inc.

The Company had a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which the Company was engaged to design, build and operate various information technology systems for the client. The Company incurred losses of approximately $28,191 and $111,690 under this contract in 2006 and 2005, respectively. The HT Contract experienced delays in its build and deployment phases and contractual milestones were missed. The client alleged that the Company was responsible to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. The Company believed the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted its ability to perform, thereby causing it to incur significant damages. On February 8, 2007, the Company entered into a Settlement Agreement, and Transition Agreement with the client. Pursuant to the Settlement Agreement, the Company paid $52,000, $38,000 of which was paid by certain of its insurers. In addition, the Company waived approximately $29,600 of invoices and other amounts otherwise payable by the client to the Company. The Transition Agreement governed its transitioning of the remaining work under the HT Contract to a successor provider, which has been completed and accepted by the client.

Telecommunications Company

A telecommunications industry client initiated an “audit” of certain of the Company’s time and expense charges, alleging that the Company inappropriately billed the client for days claimed to be “non-work days,” such as days before and after travel days, travel days, overtime, and other alleged errors. A preliminary audit by the Company of the time and expense records for the project did not reveal the improprieties as alleged. On June 18, 2007, the Company and the client entered into a settlement resolving the client’s claims. In connection with the settlement, the Company will make six equal annual payments to the client in an aggregate amount of $24,000, with the first payment made on the signing date in return for a full release of the client’s claims.

Michael Donahue

In March 2005, Mr. Donahue filed suit against the Company in connection with the termination of his employment in February 2005. Mr. Donahue alleges he is owed $3,000 under the terms and conditions of a Special Termination Agreement he executed in November 2001, between $1,700 and $2,400 as compensation for the value of stock options he was required to forfeit as the result of his discharge, and an additional $200 for an unpaid bonus. Mr. Donahue has also argued that a 25% penalty pursuant to Pennsylvania law should be added to each of these sums. In May 2005, the Company removed the matter to Federal court. On October 5, 2005, Mr. Donahue filed his Complaint in Federal Court, under seal. In this Complaint, in response to the Company’s motion to compel arbitration, Mr. Donahue dropped his claims for his stock options and performance bonus, although he is free to bring those claims again at a later time. On January 31, 2006, Mr. Donahue filed his Demand for Arbitration, asserting all the claims he originally asserted, including his claims under the Special Termination Agreement, his claims for his stock options, and his claim for his annual bonus payment for 2004, in addition to the statutory penalties sought for these unpaid amounts. The parties have selected arbitrators for the panel, and discovery has commenced. It is reasonably possible that the Company will incur a loss ranging from $0 to $7,000, with no amount within this range a better estimate than any other amount. Accordingly, no liability has been recorded.

Canon Australia

On June 16, 2006, employees of the Australian subsidiary of Canon presented objections to the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Company’s Australian Country Director related to deficiencies in the Company’s work and alleged misrepresentations by the Company in connection with an implementation of an enterprise resource planning and customer relationship management system, which went live in January of 2005. Canon representatives presented arguments supporting their belief that Canon has suffered damages, including damages for lost profits and other consequential damages, as a result of the implementation. Canon has indicated that it may proceed with a claim, although the Company has not received any formal notice of any such claim. This matter is in its very preliminary stages. The contract limits the damages that may be claimed against the Company to no more than approximately $22,800. It is reasonably possible the Company will incur a loss. Due to the early stage of this matter and the nature of the potential claims, a range of loss cannot be determined at this time. Accordingly, no liability has been recorded.

Transition Services Provided By KPMG LLP

KPMG LLP contended that the Company owes approximately $26,214 in termination costs and unrecovered capital for the termination of information technology services provided under the transition services agreement (see Note 15, “Transactions with KPMG LLP”). However, in accordance with the terms of the agreement, the Company did not believe that it was liable for termination costs arising upon the expiration of the agreement. In addition, KPMG LLP contended the Company owed an additional $5,347 in connection with the expiration of the transition services agreement relating to its share of occupancy related assets in subleased offices from KPMG LLP.

In May 2007, the Company and KPMG LLP settled its disputes under the transition services agreement. KPMG LLP released all claims against the Company. In connection with the settlement, the Company amended certain real estate documents relating to a number of properties that it currently sublets from KPMG LLP to either allow it to further sublease these properties to third parties, or to return certain properties the Company no longer utilizes to KPMG LLP, in return for a reduction of the amount of the Company’s sublease obligations to KPMG LLP for those properties. The Company also agreed to pay $5,000 over three years to KPMG LLP as part of the settlement.

Operating Leases

The Company leases all of its office facilities under various operating leases, some of which contain escalation clauses. In addition, the Company leases certain of its office facilities under subleases with KPMG LLP. Subleases with KPMG LLP are for periods that coincide with the KPMG LLP lease periods, which run through 2014. The rental cost is based on square footage utilized by the Company.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006. Total minimum rental payments are exclusive of future minimum sublease income of $19,811.

Year ending December 31:

2007	$75,472
2008	70,789
2009	62,617
2010	44,135
2011	31,694
Thereafter	65,038

Total minimum payments required	$349,745

Total rental expense for all operating leases was $61,490, $64,734 and $66,186 for the years ended December 31, 2006, 2005 and 2004, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Other Commitments

In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2006.

Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of December 31, 2006, the Company had approximately $101,912 of outstanding surety bonds and $89,300 of outstanding letters of credit for which the Company may be required to make future payment.

12.	Stockholders’ Equity

Notes Receivable from Stockholders

On February 16, 2000, the Company issued stock awards aggregating 297,324 shares to certain employees as part of the separation of KPMG LLP’s consulting businesses. In connection with these awards, the Company also provided loans of $7,433 to the grantees for personal income taxes attributed to the awards. The loans are secured by the shares of common stock issued to the employees and, prior to August 7, 2003, bore interest at 6.2% per annum with respect to $5,845 of the principal amount and at 4.63% per annum with respect to $1,588 of the principal amount. Principal and accrued interest on the loans are due no later than August 9, 2007. In the event the value of the Company’s common stock is less than the aggregate principal and interest of the loans upon maturity in August 2007, the employees may elect to surrender their shares relating to the stock award. At December 31, 2006, the estimated fair market value of the stock awards was approximately $2,340.

In October 2001, the Company provided non-recourse loans to individuals who were executive officers at that time of $1,672, at an interest rate of 4.5%. During 2005, one loan totaling $483, which included $62 of accrued interest, was forgiven by the Company. During 2006, the Company forgave the remaining loan that had been fully reserved as of December 31, 2005 and had a balance of $116, including $21 of accrued interest.

Common Stock Repurchase
In July 2001, the Board of Directors authorized the Company to repurchase up to $100,000 of its common stock, and in April 2005, the Board of Directors authorized a stock repurchase program for an additional $100,000 for common stock repurchases to be made over a twelve-month period beginning on April 11, 2005. The Company did not repurchase shares during this twelve-month period and the April 2005

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

authorization has now expired. As of December 31, 2006, the Company has repurchased 3,812,250 shares of its common stock at an aggregate purchase price of $35,727 and is authorized to repurchase an additional $64,273 of its common stock. The Company did not repurchase any of its common stock during the years ended December 31, 2006, 2005 and 2004. The repurchased shares are held in treasury. In addition, the 2007 Credit Facility contains limitations on the Company’s ability to repurchase shares of its common stock.

Preferred Stock
The Company has 10,000,000 authorized shares of $0.01 par value preferred stock. An aggregate of 1,000,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock for issuance in connection with the Company’s shareholder rights plan. As of December 31, 2006, none of the Company’s preferred stock was issued or outstanding.

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

13.	Stock-Based Compensation

Long-Term Incentive Plan

On January 31, 2000, the Company adopted the 2000 Long-Term Incentive Plan (“LTIP”) pursuant to which the Company is authorized to grant stock options and other awards to its employees and directors.

On December 14, 2006, the plan was amended for certain changes and clarifications. These changes included a 25.0 million share increase in the number of shares authorized for equity awards made under the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

plan; the elimination of an “evergreen” formula used to determine the number of shares available under the plan by reference to a certain percentage of the Company’s total shares outstanding; revisions that allow awards made to the most senior executives under the plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code (the “Code”); and revisions to comply with Section 409A of the Code that will minimize the risk of excise taxes being levied on plan participants in connection with changes to the vesting, settlement, or delivery of shares under the awards.

As of December 31, 2006, the LTIP had 92,179,333 shares of common stock that were authorized for grants or awards in the form of stock options, restricted stock awards, RSUs or performance share units (“PSUs”) (collectively “stock units”).

Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Generally, stock options granted have 10-year contractual terms and vest over three to four years from the date of grant. Stock-based awards may be issued under the LTIP for consideration as determined by the Compensation Committee of the Board of Directors. As of December 31, 2006, the Company had stock options, restricted stock awards, and RSUs outstanding.

Activity for stock awards and options granted under the LTIP during the year ended December 31, 2006 was as follows:

	Options/Shares	Options Outstanding
	Available		Weighted Average
	for Grant	Number	Price per Share

Balance at December 31, 2005 (1)	7,609,567	45,676,141	$11.33
Additional shares authorized	25,000,000	—	—
Options granted	(600,400)	600,400	8.70
Options exercised	—	—	—
Options forfeited	10,239,263	(10,239,263)	11.99
Restricted stock and stock unit awards, net of forfeitures	(7,228,956)	n/a	8.56

Balance at December 31, 2006	35,019,474	36,037,278	$11.10

(1)	Options granted during the year ended December 31, 2005 include 2,000,000 non-statutory options issued outside of the LTIP.

The Company adopted the modified prospective transition method permitted under SFAS 123(R) and consequently has not adjusted results from prior years. Under the modified prospective transition method, compensation costs associated with awards for the year ended December 31, 2006 now include the expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense relating to any awards issued subsequent to December 31, 2005. For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through the passage of time, the grant date fair value of the award is recognized over the vesting period. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-tax effect of the change in accounting associated with the adoption of SFAS 123(R) was $26,653 and the application of a forfeiture rate to compensation expense recognized in prior years was not considered significant for disclosure. The Consolidated Statement of Operations for the year ended December 31, 2006 includes stock-

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

based compensation expense of $53,393 related to stock option awards, restricted stock awards, RSUs, ESPP and BE an Owner programs.

The Company elected the alternative transition method as outlined in FASB Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). There was no impact to the windfall tax benefit in 2006, as the Company was in a net operating loss carryforward position.

The after-tax stock-based compensation impact of adopting SFAS 123(R) for the year ended December 31, 2006 was $25,709 and a $0.12 per share reduction to earnings per share. Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method of accounting prescribed by APB 25 and related interpretations, including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” for its plans. Under this accounting method, stock option awards that are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award generally did not require compensation expense to be recognized in the Consolidated Statements of Operations.

As of December 31, 2006, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows:

	Unrecognized
	Compensation	Weighted-Average
	Costs	Life in Years

Stock options	$11,052	1.7
Restricted stock and stock unit awards	41,153	3.1
ESPP	4,713	1.0

Total	$56,918	2.6

The following table illustrates the proforma effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s stock-based compensation plans for all of the periods shown:

	Year Ended
	December 31,
	2005	2004

Net loss	$(721,643)	$(546,226)
Add back:
Total stock based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	85,837	5,840
Deduct:
Total stock based compensation expense recorded under fair value method for all stock awards, net of tax effects	(173,134)	(88,690)

Pro forma net loss	$(808,940)	$(629,076)

Loss per share:
Basic and diluted—as reported	$(3.59)	$(2.77)

Basic and diluted—pro forma	$(4.02)	$(3.19)

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Certain of the Company’s stock-based compensation awards continue to vest and do not accelerate vesting upon retirement or at the attainment of retirement eligibility, therefore, the requisite service period subsequent to attaining such eligibility is considered non-substantive. With the adoption of SFAS 123(R), the Company recognizes compensation expense related to stock-based awards granted on or after January 1, 2006 over the shorter of the requisite service period or the period to attainment of retirement eligibility. Certain awards granted to retirement-eligible employees prior to January 1, 2006 have not been accelerated and will continue to be amortized over their original vesting periods, until employment with the Company has terminated, at which point the compensation expense associated with any remaining unvested awards will be recognized. Had the Company adopted the retirement eligibility provisions of SFAS 123(R) to awards granted prior to January 1, 2006, the cumulative impact of the change in accounting would have been a reduction to expense of $2,222 and $2,716 in 2006 and 2005 (pro forma), respectively, and an increase to expense of $2,703 in 2004 (pro forma).

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. The expected volatility assumption of all grants issued prior to 2005 was primarily derived from the Company’s historical volatility on its publicly traded common stock. Beginning in 2005, the Company determined the expected volatility of the options based on a blended average of the Company’s historical volatility and the volatility from its peer group, due to on the limited trading experience of the Company and its current filing status. For 2006 awards, the expected life was approximated by averaging the vesting term and the contractual term in accordance with the “simplified method” described in SAB No. 107, “Share-Based Payment.” The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock option grants, in the respective years, is as follows:

						Weighted
					Weighted	Average
	Stock Price	Risk-Free		Expected	Average	Grant Date
	Expected	Interest	Expected	Dividend	Exercise	Fair
	Volatility	Rate	Life	Yield	Price	Value

Year ended December 31, 2006	50.80%	4.69%	6	—	$8.70	$4.70
Year ended December 31, 2005	51.08%	4.10%	6	—	$7.71	$4.57
Year ended December 31, 2004	63.47%	3.65%	6	—	$8.85	$5.38

The grant date fair value of the Company’s common stock purchased or expected to be purchased under the ESPP was estimated for the years ended December 31, 2006, 2005 and 2004 using the Black-Scholes option pricing model with an expected volatility ranging between 30% to 70%, risk free interest rates ranging from 1.03% to 3.29%, an expected life ranging from 6 to 24 months, and an expected dividend yield of zero. For the years ended December 31, 2006, 2005 and 2004, the weighted average grant date fair value of shares purchased under the ESPP was $0, $3.21, and $3.43, respectively.

Blackout Period

On April 20, 2005, the Company sent notices to its directors and executive officers notifying them that in connection with the determination that investors should not rely upon certain previously-issued financial statements, and until the Company is current in its SEC periodic filings, the registration statements on Form S-8 covering the issuances of the Company’s common stock under its LTIP and ESPP will not be available. ESPP participants would not be permitted to purchase the Company’s common stock normally

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

offered pursuant to the ESPP; and stock-based awards under the LTIP would not be settled, as the Company could not provide valid registration of shares delivered for resale. When these restrictions are lifted, the Company will settle the awards from the existing authorized share base.

Furthermore, on April 20, 2005, pursuant to Regulation BTR, the Company announced there would be a blackout period under the Company’s 401(k) Plan with respect to purchases of Company stock. Effective as of September 14, 2006, the Company notified its directors, executive officers and employees, that it had amended the 401(k) Plan to permanently prohibit participant purchases and Company contributions of Company stock under the 401(k) Plan. As a result of this action, the blackout period under the 401(k) Plan ended effective as of September 14, 2006.

Stock Option Plans
The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2006 by range of exercise prices:

	Outstanding Options				Options Exercisable
			Weighted
	Number		Average	Weighted	Number
	Outstanding		Remaining	Average	Exercisable
	December 31,		Contractual	Exercise	December 31,		Weighted Average
Range of Exercise Price	2006		Life (Years)	Price	2006		Exercise Price

$ 0.00-$ 5.54	300		5.7	$5.46	300		$5.46
$ 5.55-$11.10	25,201,799		6.7	$8.85	21,125,913		$9.02
$11.11-$16.64	5,043,219		4.8	$13.26	5,043,219		$13.26
$16.65-$27.75	5,647,196		4.0	$18.03	5,647,196		$18.03
$49.95-$55.50	144,764		3.0	$55.50	144,764		$55.00

	36,037,278	(1)	6.0	$11.10	31,961,392	(1)(2)	$11.49

Vested or expected to vest at December 31, 2006	35,718,395	(1)	6.0	$11.12

(1)	The aggregate intrinsic values for stock options outstanding, exercisable, and vested or expected to vest as of December 31, 2006 of $1,885, $1,333, and $1,874, respectively, represent the total pre-tax intrinsic values based upon the Company’s closing stock price of $7.87 as of December 31, 2006 which would have been received by the option holders had all the in-the-money options been exercised as of that date.

(2)	The weighted average remaining contractual life of stock options exercisable as of December 31, 2006 was 5.7 years.

Options exercisable at December 31, 2005 and 2004 were 34,900,361 and 32,169,971, respectively, with a weighted average exercise price of $12.33 and $14.12, respectively.

The aggregate intrinsic value for stock options exercised during 2006, 2005 and 2004 was $0, $185, and $515, respectively. The cash received in association with these exercises was $0, $1,127, and $2,209, respectively. No stock options were exercised in 2006.

During 2005, 2.0 million stock options were granted with a measurement date market price that was above the grant date exercise price. As a result the Company recognized expense of $466 for the year ended December 31, 2005.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

On December 13, 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $9.57 per share previously awarded to its employees (excluding executive officers and directors) under the LTIP. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 2.9 million shares of common stock, or approximately 21% of the Company’s outstanding unvested options, were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $10.39, and the exercise price of these options ranges from $9.58 to $21.17 per share, with approximately 93.7% and 99.9% of such options scheduled to vest in 2006 and 2007, respectively. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its Consolidated Statements of Operations, upon adoption of SFAS 123(R). The Company believes that because the accelerated options had exercise prices in excess of the current market value of the Company’s common stock, the options had limited economic value and were not achieving their original objective of incentive compensation and employee retention.

Total compensation expense recorded in 2006 for stock options was $21,097.

Restricted Stock Units
On March 25, 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to an aggregate of $165,000 in RSUs under the LTIP to the Company’s current managing directors (MDs) and a limited number of key employees, and delegated to the Company’s officers the authority to grant these awards. The following table summarizes the RSU activity under this authorization in 2006 and 2005:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value

Outstanding at December 31, 2004	—	$—
Granted	13,764,793	7.61
Settled	—
Forfeited	(496,528)	7.50

Outstanding at December 31, 2005	13,268,265	7.61
Granted	8,048,672	8.48
Settled	—	—
Forfeited	(900,417)	7.80

Outstanding at December 31, 2006	20,416,520	$7.93

The total fair value of RSUs that vested, net of forfeitures, in 2006 and 2005 was approximately $26,280 and $81,800, respectively. The vesting and settlement terms for the RSUs granted during 2006 are described below:

•	5,629,048 RSUs generally vest 25% on each January 1 of calendar years 2007 through 2010 and settle 25% per year starting January 1, 2009;

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

•	1,615,830 RSUs generally either cliff vest and settle three years from the grant date or vest and settle over two to four years from the grant date; and

•	803,794 RSUs vest immediately on the grant date, and generally settle on the grant date or settle over one to six years from the grant date.

Certain of these RSU awards have performance vesting criteria, for which the Company has determined achievement to be probable. None of the common stock equivalents underlying these RSUs are considered to be issued or outstanding common stock, as issuance is dependant on various vesting and settlement terms as noted above. In addition, settlement and issuance of any shares underlying these RSUs is delayed until the Company is current with its SEC periodic filings.

As of December 31, 2006, the Company had 20,416,520 RSUs outstanding (excluding approximately 140,934 RSUs awarded to recipients in China where local laws require a cash settlement) with a grant date weighted average fair value of $7.93.

During the first quarter of 2007, the Company granted approximately 1.4 million (net of forfeitures) RSU awards. These RSUs had a grant date weighted average fair value of $7.81 and generally either cliff vest and settle three years from the grant date or vest and settle over three to four years from the date of grant. The total compensation expense, net of forfeitures, associated with these RSUs that will be recorded over the vesting period is approximately $10,957.

Also during the first quarter of 2007, the Compensation Committee of the Board of Directors of the Company, approved a program for the issuance of up to 25.0 million PSUs under the Company’s amended and restated LTIP. Under the program, PSU awards were granted to certain managing directors and other high-performing senior-level employees. The PSU awards, each of which initially represents the right to receive at the time of settlement one share of the Company’s common stock, will vest on December 31, 2009, subject to the achievement of performance-based metrics. Generally, for any PSU award to vest, two performance-based metrics must be achieved for the performance period beginning on (and including) February 2, 2007 and ending on (and including) December 31, 2009 (the “Performance Period”):

(i) the Company must first achieve a compounded average annual growth target in consolidated business unit contribution; and

(ii) total shareholder return (“TSR”) for shares of the Company’s common stock must be at least equal to the 25th percentile of TSR of the Standard & Poor’s 500 (the “S&P 500”) in order for any portion of the award to vest. Depending on the Company’s TSR performance relative to those companies that comprise the S&P 500, the PSU awards will vest on December 31, 2009 at percentages varying from 0% to 250% of the number of PSU awards originally awarded.

An employee’s continuous employment with the Company (except in cases of death, disability or retirement, or certain changes of control as defined in the agreements governing the PSU awards) is also required for vesting of a particular employee’s PSU award. The PSU awards will be settled at various dates from 2010 through 2012. As of June 15, 2007, the Company granted 22.4 million PSUs.

Restricted Stock Awards
During fiscal 2002, the Company granted 420,000 shares (unaudited) of restricted common stock, of

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

which 60,000 shares have been forfeited as of December 31, 2006. Holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions; such restricted stock is considered to be issued and outstanding. The restrictions on these shares generally expire after three years. The market value of these shares was $5,586 (unaudited), and was recorded as unearned compensation. These awards were fully vested prior to January 1, 2006. The compensation expense was $0, $0 and $563 during the years ended December 31, 2006, 2005, and 2004, respectively.

Under the LTIP, the Company has the discretion to grant restricted stock to certain of its officers and employees. In connection with the various Andersen Business Consulting acquisitions, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and were issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remained employed by the Company. Compensation expense was recorded ratably over the three-year service period beginning in July 2002. Compensation expense was $3,491 and $8,723 for the years ended December 31, 2005 and 2004, respectively. In July 2005, the Company settled the third and final settlement of the stock award by paying the recipients $4,929 in cash. This payment was recorded as a reduction to additional paid in capital. As of December 31, 2006 and 2005, 2,100,998 shares of common stock have been issued.

The Company grants restricted stock to non-employee members of the Board of Directors as annual grants under the LTIP, in connection with the Company’s annual meeting of stockholders. The awards are fully vested upon grant, but are subject to transfer restrictions defined in the LTIP until the recipient is no longer a member of the Board of Directors. During each of the years ended December 31, 2006 and 2004, the Company granted 56,000 shares of restricted stock to non-employee directors. Since the Company did not hold its 2005 annual meeting of stockholders, no restricted stock awards were made to the Board of Directors in 2005. Total compensation expense recorded in 2006 and 2004 for these awards was $460 and $452, respectively.

In May 2007, the Board of Directors approved grants of an aggregate of 48,000 shares of restricted stock to its non-employee directors. The purpose of these grants was to provide additional compensation to non-employee directors for their service on the Board of Directors during 2005.

Employee Stock Purchase Plan
The Company’s ESPP was adopted on October 12, 2000 and allows eligible employees to purchase shares of the Company’s common stock at a discount, up to a maximum of $25 at fair value, through accumulated payroll deductions of 1% to 15% of their compensation. Under the ESPP, shares of the Company’s common stock were purchased at 85% of the lesser of the fair market value at the beginning of the 24 month offering period (the “Look-Back Purchase Price”), and the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. In 2005, the Board of Directors amended the ESPP to remove the 24-month Look-Back Purchase Price for all future offering periods under the ESPP. As amended, future offering periods will be a 6-month offering period and the purchase price for the Company’s common stock will be calculated at a 15% discount from the closing price on the last day of the 6-month offering period. The purchase price of the Company’s common stock for the purchase period in effect at the time of such amendment was grandfathered from this change (i.e., the purchase price was the lower of the Look-Back Purchase Price and the fair market value at the end of the purchase period) (the “Grandfathered Offering Period”). On April 18, 2007, the Board of Directors amended the ESPP to eliminate the Look-Back Purchase

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Price for the Grandfathered Offering Period. As amended, the purchase price for the Grandfathered Offering Period will be 85% of the fair market value of the Company’s common stock at the end of the Grandfathered Offering Period. During the years ended December 31, 2006, 2005 and 2004, employees purchased a total of 0, 2,053,154 and 3,644,002 shares for $0, $13,769 and $24,707, respectively. As of December 31, 2006, 23,749,276 shares of common stock remained available for issuance under the ESPP. Employee contributions to the ESPP held by the Company were approximately $21,240 at December 31, 2006. These amounts are included in cash and cash equivalents and are repayable on demand.

In June 2005, the Company announced that certain employees below the managing director level were eligible to participate in its BE an Owner Program. Under this program, as amended, the Company made a cash payment in January 2006 to each eligible employee in an amount equal to 1.5% of that employee’s annual salary as of October 3, 2005 (which payment was approximately $18,456 in the aggregate). The Company intends to make, when it has become current in its SEC periodic filings, a special contribution under the ESPP to each eligible employee in an amount equal to 1.5% of that employee’s annual salary as of October 3, 2005 into his or her ESPP account, which contribution will be used to purchase shares of the Company’s common stock at a 15% discount.

The 15% discount offered to employees under these plans represents a cost to the Company that must be recognized in the Consolidated Condensed Statements of Operations in accordance with SFAS 123(R). As a result, compensation expense of $5,557 was recognized for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, approximately $11,857 and $15,976 was included in the pro forma disclosure for compensation expense under SFAS 123.

14.	Income Taxes
The Company reported a loss before taxes of $181,043, including net foreign income of $13,495, for the year ended December 31, 2006. The Company reported a loss before taxes of $599,522, including net foreign losses of $173,046, for the year ended December 31, 2005. The Company reported a loss before taxes of $534,435, including net foreign losses of $430,180, for the year ended December 31, 2004.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The components of income tax expense (benefit) are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Current:
Federal	$4,855	$7,437	$(33,988)
State and local	1,199	1,400	(11,669)
Foreign	27,648	58,335	14,062

Total current	33,702	67,172	(31,595)

Deferred:
Federal	—	40,242	8,930
State and local	—	15,045	267
Foreign	(1,305)	(338)	34,189

Total deferred	(1,305)	54,949	43,386

Total	$32,397	$122,121	$11,791

The following table presents the principal reasons for the difference between the effective income tax rate on income from continuing operations and the U.S. Federal statutory income tax rate:

	Year Ended December 31,
	2006	2005	2004

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	0.0%	(6.9%)	(25.3%)
Change in valuation allowance	(40.2%)	(37.2%)	(4.6%)
Foreign taxes	2.1%	(2.3%)	0.2%
Nondeductible meals and entertainment expense	(4.3%)	(1.1%)	(1.3%)
State taxes, net of federal benefit	3.7%	2.1%	1.0%
Impact of foreign recapitalization	(3.0%)	(5.5%)	(3.6%)
Income tax reserve	(4.6%)	(3.1%)	(1.5%)
Non-deductible interest	(2.1%)	(0.5%)	(0.5%)
Foreign dividends	(2.6%)	(0.5%)	0.0%
Other, net	(1.9%)	(0.4%)	(1.6%)

Effective income tax rate	(17.9%)	(20.4%)	(2.2%)

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The temporary differences that give rise to a significant portion of deferred income tax assets and liabilities are as follows:

	December 31,	December 31,
	2006	2005

Deferred income tax assets:
Net operating loss carryforwards	$263,531	$196,996
Accrued compensation	33,329	32,297
Reserve for claims	23,323	15,141
Revenue recognition	35,977	37,140
Restricted stock units	41,954	26,821
Other	57,899	68,788

Total gross deferred income taxes	456,013	377,183
Less valuation allowance	(408,149)	(338,792)

Total net deferred income tax assets	47,864	38,391

Deferred income tax liabilities:
Property and equipment	13,416	23,642
Other	245	313
Foreign currency translation	10,184	5,088
Stock-based compensation	2,828	2,413

Total deferred income tax liabilities	26,673	31,456

Net deferred income tax asset	$21,191	$6,935

These deferred tax assets and liabilities are presented on the Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2006	2005

Current deferred tax assets	$7,621	$18,991
Non-current deferred tax assets	41,663	20,915
Current deferred tax liabilities	(20,109)	(10,095)
Non-current deferred tax liabilities	(7,984)	(22,876)

	$21,191	$6,935

The Company has U.S. net operating loss carryforwards at December 31, 2006 of approximately $341,209, which expire at various dates beginning in 2010 through 2026. The utilization of these net operating loss carryforwards are subject to limitations. The Company believes that it is more likely than not these net operating loss carryforwards will not be utilized. The Company had U.S. capital loss carryforwards of approximately $15,296, which expired in 2006. The Company also has foreign net operating loss carryforwards at December 31, 2006 of approximately $437,981, which expire at various dates between 2007 and 2026 and $216,106 that carryforward indefinitely as provided by the applicable foreign law. A valuation allowance has been recorded due to the uncertainty of the recognition of certain deferred tax assets, primarily

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

the net operating loss carryforwards of U.S., state, and certain foreign subsidiaries, and the capital loss carryforwards of certain U.S. entities. The net changes in the valuation allowance for the years ended December 31, 2006, 2005 and 2004 were $69,357, $224,017, and $26,738, respectively.

A valuation allowance is provided to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s valuation allowance of $408,149 and $338,792 as of December 31, 2006 and 2005, respectively, on its deferred tax asset primarily relates to the uncertainty surrounding the realization of U.S., state and certain foreign net operating loss carryforwards, foreign tax credit carryforwards and domestic capital loss carryforwards on certain investments. Of these amounts, $2,100 related to amounts recorded in purchase accounting which, if realized, would reduce goodwill in the future.

The Company has not provided for U.S. income taxes on the unremitted earnings of certain foreign subsidiaries as these earnings are considered to be permanently reinvested. These earnings amounted to approximately $300,315, $226,030 and $174,113 for the years ended December 31, 2006, 2005 and 2004, respectively. It is not practicable to compute the estimated deferred tax liability on these earnings.

The Company has also provided reserves for certain tax matters, both domestic and foreign, which could result in additional tax being due. As of December 31, 2006 and 2005, the Company had income tax reserves accrued in the financial statements in the amounts of $108,499 and $89,530, respectively. The Company assessed its uncertain foreign, federal and state tax filing positions. This resulted in an increase to its reserve for tax exposures of $18,969 and $51,565, in each of the above periods, respectively. The Company believes that the reserves are required as of December 31, 2006 for potential cross-jurisdictional claims, a foreign recapitalization, the characterization of intercompany payments and the timing and the characterization of certain deductions. Interest and penalties have been recorded for these reserve items. The Company also maintains tax reserves related to acquisition contingencies.

In 2006, the Company filed a federal income tax refund claim related to the tax year ended December 31, 2005 in the amount of $6,300 regarding a net operating loss carryback. The Company received the federal income tax refund before December 31, 2006. In 2005, the Company filed federal refund claims related to December 31, 2004 and prior years in the amount of $20,400 regarding net operating loss carrybacks, foreign tax credit carrybacks, and corrections of previous amounts reported and other miscellaneous items. In December 2005, the Company received from the Internal Revenue Service tentative refunds amounting to $15,500 related to the December 31, 2004 net operating loss carryback. The remaining refund claims are under review by the Internal Revenue Service. These refunds are subject to review by the U.S. Congress Joint Committee on Taxation.

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

15.	Transactions with KPMG LLP
During 2004, KPMG LLP, the Company’s former parent, reduced its holdings in Company common stock to less than 5%, and in February 2005, the transaction services agreement (described below) between the Company and KPMG LLP expired. For these reasons, along with certain other factors, as of 2005, KPMG LLP is no longer considered a related party to the Company. There were various arrangements that remained in place during 2005 between the Company and KPMG LLP for infrastructure services (discussed below) and indemnification agreements (see Note 11, “Commitments and Contingencies”).

Infrastructure Services. Effective January 31, 2000, the Company and KPMG LLP entered into an outsourcing agreement whereby the Company received and was charged for services performed by KPMG LLP, which was amended and restated effective July 1, 2000 to eliminate the service related costs that were not required. On February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby the Company received and was charged for infrastructure services on substantially the same basis as the amended and restated outsourcing agreement. The allocation of costs to the Company for such services was based on actual costs incurred by KPMG LLP and were allocated among KPMG LLP’s assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification). With regard to facilities costs, the Company and KPMG LLP have entered into arrangements pursuant to which the Company subleases from KPMG LLP office space that was formally allocated to the Company under the outsourcing agreement. The terms of the arrangements are substantially equivalent to those under the original outsourcing agreement, and will extend over the remaining period covered by the lease agreement between KPMG LLP and the lessor.

Effective October 1, 2002, the Company and KPMG LLP entered into an outsourcing services agreement under which KPMG LLP provides the Company certain services relating to office space. These services covered by the outsourcing services agreement had previously been provided under the transition services agreement. The services were provided for three years at a cost that is less than the cost for comparable services under the transition services agreement.

The transition services agreement and outsourcing services agreement expired on February 13, 2005 and October 1, 2005, respectively. The Company continues to sublease office space from KPMG LLP after the expiration of the transition services agreement under operating lease agreements. In connection with the expiration of the transition services agreement, the Company also agreed to settle a separate arrangement under which it pays KPMG LLP for the use of occupancy-related assets in the office facilities subleased by the Company from KPMG LLP. As such, during July 2005, the Company paid KPMG LLP $17,356 for its share of the cost of the occupancy-related assets that it believes relates to office locations that it subleased from KPMG LLP. Approximately $9,660 of the total $17,356 paid to KPMG LLP related to office locations that were previously abandoned in connection with the Company’s office space reduction effort. Accordingly, the Company has reserved for this amount as part of its lease and facilities restructuring charges recorded during the years ended December 31, 2005 and 2004. The Company classified the remaining $7,696 paid to KPMG LLP as a prepaid service cost, which the Company plans to amortize over the remaining term of its respective sublease agreements with KPMG LLP. As of December 31, 2006, the remaining amount to be expensed was $3,938. For a discussion regarding the settlement with KPMG LLP, see Note 11, “Commitments and Contingencies.”

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Total expenses allocated to the Company under the transition services agreement and outsourcing services agreement with regard to occupancy costs and other infrastructure services are as follows:

	Year Ended
	December 31,
	2005(1)	2004

Occupancy costs	$2,760	$23,772
Other infrastructure service costs	3,236	52,391

Total	$5,996	$76,163

Amounts included in:
Other costs of service	$2,760	$23,772
Selling, general and administrative expenses	3,236	52,391

	$5,996	$76,163

(1)	Decline in charges under the KPMG LLP infrastructure agreements from the year ended December 31, 2004 to the year ended December 31, 2005 is due to the expiration of these agreements during 2005.

There were no expenses allocated to the Company relating to the transition services agreement or outsourcing services agreement during the year ended December 31, 2006 as KPMG LLP was not considered a related party during 2006.

2004 and Prior Periods Related Party Revenue and Costs of Service. As described above, prior to 2005, KPMG LLP was a related party to the Company and during that time period, the Company periodically provided consulting services directly to KPMG LLP and other affiliates. Additionally, KPMG LLP’s assurance and tax businesses utilized the Company’s consultants from time to time in servicing their assurance and tax clients. The Company also utilized KPMG LLP’s assurance and tax professionals from time to time in servicing their consulting clients and to support internal finance and accounting needs. Management believes that the revenue earned and fees paid between KPMG LLP’s assurance and tax businesses, other affiliates and the Company were determined on a basis substantially equivalent to what would have been earned and paid in similar transactions with unrelated parties. For the year ended December 31, 2004 the company earned revenue in the amount of $1,368, and paid costs in the amount of $5,727, respectively as a result of these services.

16.	Employee Benefit Plans

401(k) Plan

The Company sponsors a qualified 401(k) defined contribution plan (the “ 401 (k) Plan”) covering substantially all of its employees. Participants are permitted (subject to a maximum permissible contribution under the Internal Revenue Code for calendar year 2006 of $15) to contribute up to 50% of their pre-tax earnings to the 401(k) Plan. Employees who make salary reduction contributions during the plan year and who are employed on the last day of the 401 (k) Plan year receive a Company matching contribution of 25% of the first 6% of pre-tax eligible compensation contributed to the 401 (k) Plan, and, at the discretion of the Company, may receive an additional discretionary contribution of up to 25% of the first 6% of pre-tax eligible compensation contributed to the Plan. Matching contributions are calculated once a year on the last day of the plan year (April 30). Effective May 1, 2006, the Plan’s year end was changed to December 31. In addition, the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Plan does not restrict the ability of employees to dispose of any of the Company’s common stock that they hold in their retirement funds (see Note 13, “Stock-Based Compensation”). For the years ended December 31, 2006, 2005 and 2004, Company contributions made, net of forfeitures, were $7,464, $7,311, and $6,484, respectively.

Pension and Postretirement Benefits
The Company has both funded and unfunded noncontributory defined benefit pension plans that provide benefits based on years of service and salary. Pension coverage, which is often governed by local statutory requirements, is provided under the various plans.

The Company also offers a postretirement medical plan to the majority of its full-time U.S. employees and managing directors who meet specific eligibility requirements.

For the years ended December 31, 2006, 2005 and 2004, the pension benefit plans and the postretirement medical plan had a measurement date of December 31.

The following schedules provide information concerning the pension and postretirement medical plans held by the Company:

	Pension Plans
	Year Ended December 31,
	2006	2005	2004

Components of net periodic pension cost
Service cost	$7,166	$6,362	$5,670
Interest cost	4,429	4,167	4,151
Expected return on plan assets	(1,075)	(1,172)	(1,055)
Amortization of loss	1,026	16	11
Amortization of prior service cost	635	774	776
Curtailment	120	(833)	—
Settlement	(365)	(232)	—

Net periodic pension cost	$11,936	$9,082	$9,553

	Postretirement Medical Plan
	Year Ended December 31,
	2006	2005	2004

Components of postretirement medical cost
Service cost	$1,922	$1,257	$1,082
Interest cost	735	572	414
Amortization of losses	156	73	—
Amortization of prior service cost	478	478	478

Net periodic postretirement medical cost	$3,291	$2,380	$1,974

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

			Postretirement
	Pension		medical
	Plans		Plan
	Year Ended		Year Ended
	December 31,		December 31,
	2006	2005	2006	2005

Change in projected benefit obligation
Benefit obligation at beginning of year	$112,542	$114,233	$13,204	$9,986
Service cost	7,166	6,362	1,922	1,257
Interest cost	4,428	4,167	736	572
Plan participants’ contributions	637	797	188	168
Curtailment (1)	(69)	(1,851)	—	—
Benefits paid	(1,609)	(1,465)	(151)	(207)
Administrative expense	(128)	(146)	—	—
Actuarial (gain) loss	(8,372)	10,381	(826)	1,428
Settlement (1)	(6,986)	(5,300)	—	—
Effect of exchange rate changes	11,550	(14,636)	—	—

Projected benefit obligation at end of year	$119,159	$112,542	$15,073	$13,204

Change in plan assets
Fair value of plan assets at beginning of year	$24,332	$28,001	$—	$—
Actual return on plan assets	664	2,244	—	—
Employer contributions	3,440	3,888	(37)	39
Employee contributions	637	798	188	168
Benefits paid	(1,609)	(1,465)	(151)	(207)
Administrative expense	(128)	(145)	—	—
Settlement (1)	(6,986)	(5,300)	—	—
Effect of exchange rate changes	1,885	(3,689)	—	—

Fair value of plan assets at end of year	$22,235	$24,332	$—	$—

Reconciliation of funded status
Funded status	$(96,924)	$(88,210)	$(15,073)	$(13,204)
Unrecognized loss	N/A	18,533	N/A	3,408
Unamortized prior service cost	N/A	6,683	N/A	2,504

Net amount recognized	$(96,924)	$(62,994)	$(15,073)	$(7,292)

Amounts recognized in Accumulated Other Comprehensive Income
Prior service cost	$4,896	$—	$2,026	$—
Net actuarial loss	6,510	—	2,426	—

Total accumulated other comprehensive income	$11,406	$—	$4,452	$—

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$231	$3,632	$—	$—
Current liabilities	(1,821)	—	(229)	—
Noncurrent liabilities	(95,334)	(66,626)	(14,844)	(7,292)

Net amount recognized	$(96,924)	$(62,994)	$(15,073)	$(7,292)

Accumulated benefit obligation	$105,894	$98,087	$15,073	$13,204

(1)	The settlement and curtailment related to a decrease in participants in the Switzerland Plan due to a reduction in workforce.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

As of December 31,2006, the Switzerland pension plan had a fair value of assets in excess of the projected benefit obligation of $231. The German pension plan had a projected benefit obligation in excess of the fair value of assets of $91,881.

	Pension		Postretirement medical
	plans		plan
	Year Ended		Year Ended
	December 31,		December 31,
	2006	2005	2006	2005

Weighted-average assumptions used to determine benefit obligations
Discount rate	4.2%	4.0%	5.8%	5.6%
Rate of compensation increase	3.0%	3.0%	—	—
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.6%	4.0%	5.6%	5.8%
Expected long-term return on plan assets	4.5%	4.5%	—	—
Rate of compensation increase	3.0%	3.0%	—	—

The Company’s target allocation is 30% equities, 14% real estate and 56% bonds. This target allocation is used in conjunction with historical returns on these asset categories, current market conditions, and future expectations in order to determine an appropriate expected long-term return on plan assets. The investment strategy with respect to the pension assets is to achieve a long-term rate of return to satisfy current and future plan liabilities while minimizing risks. The weighted average asset allocations are as follows:

	Pension Plan
	December 31,	December 31,
	2006	2005

Asset category
Bonds	49.0%	47.0%
Equities	30.0	30.0
Real estate	14.0	13.0
Other	7.0	10.0

Total	100.0%	100.0%

The benefit payments are expected to be paid from the pension and postretirement medical plans in the following years:

	Pension	Postretirement
	plans	medical plan

2007	$3,579	$229
2008	3,667	267
2009	3,586	349
2010	3,651	445
2011	3,760	577
Years 2012-2016	21,694	5,754

	$39,937	$7,621

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The assumed health care cost trends for the postretirement medical plan are as follows:

	December 31,	December 31,
	2006	2005

Health care cost trend rate assumed for next year	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1%-Point	1%-Point
	Increase	Decrease

Effect on total service and interest cost	$633	$(519)
Effect on Postretirement Benefit Obligation	$2,486	$(2,071)

The Company expects to contribute $3,808 to its pension plans and postretirement medical plan in the year ending December 31, 2007. The Company has other employee benefit pension plans outside the U.S. that are not included in the tables above for which the liability was $5,702 and $3,105 as of December 31, 2006 and 2005, respectively.

Effective December 31, 2006, the Company adopted the provisions of SFAS 158. SFAS 158 requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans as an asset or a liability in the Consolidated Balance Sheets. The funded status is measured as the difference between the projected benefit obligation and the fair value of plan assets.

The following table presents the incremental effects on the Company’s Consolidated Balance Sheets at December 31, 2006 as a result of adopting this recognition requirement from SFAS 158:

	December 31, 2006
	Prior to SFAS 158	SFAS 158	Post SFAS 158
	Adjustments	Adjustments	Adjustments

Other assets	$89,049	$(5,296)	$83,753
Deferred income taxes	37,907	3,756	41,663

Total assets	1,940,780	(1,540)	1,939,240
Accrued payroll and employee benefits	342,665	2,050	344,715

Total current liabilities	1,035,561	2,050	1,037,611
Accrued employee benefits	108,260	7,827	116,087

Total liabilities	2,106,664	9,877	2,116,541
Accumulated other comprehensive income	257,714	(11,417)	246,297

Total liabilities and stockholders’ deficit	$1,940,780	$(1,540)	$1,939,240

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The Company expects that $1,114 of unrecognized prior service cost and $414 of unrecognized net actuarial loss will be reclassified from accumulated other comprehensive loss and will be recognized as a component of net periodic benefit cost in 2007. The Company does not expect to receive any refunds from the Switzerland pension plan in 2007.

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

Deferred compensation plan investments are classified as trading securities and consist primarily of investments in mutual funds, money market funds and equity securities. In addition, as of December 31, 2006, the Rabbi Trust invested in 179 shares of the Company’s common stock. The values of these investments are based on published market quotes at the end of the period. Adjustments to the fair value of these investments are recorded in the Consolidated Statements of Operations. Gross realized and unrealized gains and losses from trading securities have not been material. These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

The deferred compensation liability relates to obligations due to participants under the plan. The deferred compensation liability balance represents accumulated participant deferrals, and earnings thereon, since the inception of the plan, net of withdrawals. The deferred compensation liability is recorded within other liabilities on the balance sheet. The Company’s liability under the plan is an unsecured general obligation of the Company. At December 31, 2006 and 2005, $7,352 and $8,321, respectively, had been deferred under the plan.

17.	Lease and Facilities Restructuring Activities
In connection with the Company’s previously announced office space reduction effort, the Company recorded a $29,621 restructuring charge during the year ended December 31, 2006 related to lease, facility and other exit activities. The $29,621 charge, recorded within the Corporate/Other operating segment, included $27,552 related to the fair value of future lease obligations (net of estimated sublease income) and $2,069 in other costs associated with exiting facilities. Since July 2003, the Company has incurred a total of $132,337 in lease and facilities related restructuring charges in connection with its office space reduction effort relating to the following regions: $31,330 in EMEA, $863 in Asia Pacific and $100,144 in North America. As of December 31, 2006, the Company has a remaining lease and facilities accrual of $17,126 and $49,792,

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms which expire in 2014.

During the year ended December 31, 2005, the Company recorded a $29,581 restructuring charge related to lease, facility and other exit activities. The $29,581 charge, recorded within the Corporate/Other operating segment, included $24,837 related to the fair value of future lease obligations (net of estimated sublease income) and $4,744 in other costs associated with exiting facilities.

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

The following table summarizes the restructuring activities for the years ended December 31, 2006, 2005 and 2004:

Lease and
Facilities

Balance at December 31, 2003	$55,898
Charges to operations	11,699
Payments	(19,329)
Other (a)	2,074

Balance at December 31, 2004	50,342
Charges to operations	29,581
Payments	(28,315)
Other (a)	(1,011)

Balance at December 31, 2005	50,597
Charges to operations	29,621
Payments	(14,142)
Other (a)	842

Balance at December 31, 2006	$66,918

(a)	Other changes in restructuring accrual consist primarily of foreign currency translation adjustments.

18.	Segment Information
The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its three North America industry groups (Public Services, Financial Services and Commercial Services), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss. Performance of the segments is evaluated on operating income excluding the costs of infrastructure and shared service costs (such as facilities, information systems, finance and accounting, human resources, legal and marketing). Beginning in 2005, the Company combined its Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group.

Financial data presented by reportable segments is provided below:

	Year ended December 31, 2006
		Financial	Commercial				Corporate/
	Public Services	Services	Services	EMEA	Asia Pacific	Latin America	Other (1)	Total
Revenue	$1,339,358	$399,331	$554,806	$703,083	$360,001	$82,319	$5,105	$3,444,003
Operating income	234,309	111,192	57,229	96,180	68,205	4,465	(770,849)	(199,269)
Depreciation and amortization	10,080	852	1,089	10,573	2,795	712	49,467	75,568
Interest expense (2)	25,915	4,715	6,382	3,637	9,717	2,836	(16,020)	37,182
Total assets (3)	418,999	63,342	113,948	573,489	124,068	24,714	620,680	1,939,240

	Year ended December 31, 2005
		Financial	Commercial				Corporate/
	Public Services	Services	Services (4)	EMEA (5)	Asia Pacific	Latin America	Other (1)	Total
Revenue	$1,293,390	$379,592	$663,797	$662,020	$312,190	$75,664	$2,247	$3,388,900
Operating income	195,204	84,926	(117,376)	(47,917)	39,098	(213)	(715,278)	(561,556)
Depreciation and amortization	11,042	1,027	879	6,856	4,328	732	47,946	72,810
Interest expense (2)	27,443	5,610	9,430	1,208	8,107	2,807	(21,220)	33,385
Total assets (3)	469,205	94,781	166,331	515,606	127,757	16,674	582,072	1,972,426

	Year ended December 31, 2004
		Financial	Commercial				Corporate/
	Public Services	Services	Services	EMEA (5)	Asia Pacific	Latin America	Other (1)	Total
Revenue	$1,343,670	$326,452	$654,022	$642,686	$328,338	$79,302	$1,312	$3,375,782
Operating income	243,770	79,443	86,142	(317,864)	12,767	10,264	(608,696)	(494,174)
Depreciation and amortization	10,499	1,636	3,224	10,071	4,238	554	51,925	82,147
Interest expense (2)	29,779	4,839	9,927	233	5,698	1,520	(33,286)	18,710
Total assets (3)	462,681	96,186	217,575	701,582	149,627	21,920	533,136	2,182,707

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs, such as facilities, information systems, finance and accounting, human resources, legal and marketing.
(2)	Interest expense is allocated to the industry segments based on accounts receivable and unbilled revenue.
(3)	Industry segment assets include accounts receivable, unbilled revenue, certain software and property and equipment directly attributed to the industry segment, purchased intangible assets and goodwill. All other assets are not allocated to industry segments and are classified as corporate assets.
(4)	Commercial Services includes a $64,188 goodwill impairment charge for the year ended December 31, 2005.
(5)	EMEA includes a $102,227 and $397,065 goodwill impairment change for the years ended December 31, 2005 and 2004, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Geographic Information
Financial data segmented by geographic area is provided below:

	Year ended December 31,
	2006		2005		2004
		Property &		Property &		Property &
		Equipment,		Equipment,		Equipment,
	Revenue (2)	Net (3)	Revenue (2)	Net (3)	Revenue (2)	Net (3)

North America (1)	$2,293,495	$112,262	$2,336,779	$129,545	$2,324,144	$149,056

EMEA	703,083	26,930	662,020	31,228	642,686	39,220
Asia Pacific	360,001	4,886	312,190	6,832	328,338	12,442
Latin America (4)	82,319	2,314	75,664	2,528	79,302	2,685

Total Outside of North America	1,145,403	34,130	1,049,874	40,588	1,050,326	54,347

Corporate/Other	5,105	—	2,247	—	1,312	—

Total	$3,444,003	$146,392	$3,388,900	$170,133	$3,375,782	$203,403

(1)	The North America region includes the Public Services, Commercial Services and Financial Services segments. The North America is comprised of operations in the United States and Canada. The Company reports financial information for these two countries as one region. Canadian operations do not contribute materially to the North America region.
(2)	Revenue by geographic region is reported based on where client services are supervised.
(3)	Property and equipment, net of depreciation, related to the geographic region in which the assets reside.
(4)	The Latin America region includes Mexico.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

19.	Results by Quarter

The following tables present unaudited quarterly financial information for each of the last eight quarters:

	Quarterly periods during the year ended
	December 31, 2006
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Revenue	$874,331	$843,248	$892,680	$833,744

Costs of service:
Costs of service	749,437	683,318	698,631	732,470
Lease and facilities restructuring charge	23,372	961	2,488	2,800

Total costs of service	772,809	684,279	701,119	735,270

Gross profit	101,522	158,969	191,561	98,474
Amortization of purchased intangible assets	—	515	515	515
Selling, general and administrative expenses	209,630	173,323	176,384	188,913

Operating income (loss)	(108,108)	(14,869)	14,662	(90,954)
Insurance settlement, net of legal fees	—	—	—	38,000
Interest/other expense, net	(2,180)	(5,906)	(5,351)	(6,337)

Income (loss) before taxes	(110,288)	(20,775)	9,311	(59,291)
Income tax expense (benefit)	(2,047)	8,858	12,164	13,422

Net loss	$(108,241)	$(29,633)	$(2,853)	$(72,713)

Loss per share—basic and diluted	$(0.51)	$(0.14)	$(0.01)	$(0.34)

	Quarterly periods during the year ended
	December 31, 2005
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005 (1)(2)

Revenue	$790,921	$831,401	$895,245	$871,333

Costs of service:
Costs of service	762,149	694,458	717,942	826,778
Lease and facilities restructuring charge	9,094	882	—	19,605

Total costs of service	771,243	695,340	717,942	846,383

Gross profit	19,678	136,061	177,303	24,950
Amortization of purchased intangible assets	567	567	566	566
Goodwill impairment charge	166,415	—	—	—
Selling, general and administrative expenses	222,687	200,379	164,360	163,441

Operating income (loss)	(369,991)	(64,885)	12,377	(139,057)
Interest/other expense, net	(7,203)	(6,553)	(12,422)	(11,788)

Income (loss) before taxes	(377,194)	(71,438)	(45)	(150,845)
Income tax expense (benefit)	36,581	(1,014)	4,841	81,713

Net loss	$(413,775)	$(70,424)	$(4,886)	$(232,558)

Loss per share—basic and diluted	$(2.06)	$(0.35)	$(0.02)	$(1.16)

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

(2)	In the first quarter of 2005, the Company recorded a valuation allowance of approximately $57,300 primarily against U.S. deferred tax assets to reflect its conclusion that it is more likely than not that these benefits would not be realized.

20.	Supplemental Financial Information
The following tables present a summary of additions and deductions related to the allowances for doubtful accounts receivable, allowances for income tax valuation and income tax reserve:

	Balance at	Charge to		Balance at
	Beginning	Costs and	Deductions-	End
Allowance for Doubtful Accounts	of Period	Expenses (a)	Write Offs	of Period

Year Ended December 31, 2006	$9,326	$(464)	$(2,935)	$5,927
Year Ended December 31, 2005	11,296	5,334	(7,304)	9,326
Year Ended December 31, 2004	17,240	(1,057)	(4,887)	11,296

(a)	Expense reflected in other costs of service in the Consolidated Financial Statements

	Balance at	Charged to	Charged	Credited to	Balance at
	Beginning	Income Tax	to Other	Income Tax	End of
Income Tax Valuation Allowance	of Period	Provision	Accounts (b)	Provision	Period

Year Ended December 31, 2006	$338,792	$76,775	$(7,418)	$—	$408,149
Year Ended December 31, 2005	114,775	223,031	986	—	338,792
Year Ended December 31, 2004	88,037	24,757	1,981	—	114,775

(b)	Other accounts include deferred tax accounts.

		Tax		Tax
		Reserve		Reserve
	Balance at	Charged to	Charged	Credited to	Balance at
	Beginning	Income Tax	to Other	Income Tax	End of
Income Tax Reserve	of Period	Provision	Accounts (c)	Provision	Period

Year Ended December 31, 2006	$89,530	$13,795	$5,174	$—	$108,499
Year Ended December 31, 2005	37,965	51,417	148	—	89,530
Year Ended December 31, 2004	28,403	7,997	1,565	—	37,965

(c)	Other accounts include goodwill and currency translation accounts.