Form 10-Q
period 2006-03-31
BEARINGPOINT INC
filed 2007-06-29
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31451

BEARINGPOINT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3680505 (IRS Employer Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)
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

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006
EXPLANATORY NOTE
     As a result of significant delays in completing our consolidated financial statements for the year ended December 31, 2006 (“fiscal 2006”), we were unable to timely file with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. In addition, we were unable to timely file with the SEC our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
     We filed the 2006 Form 10-K on June 28, 2007. Due to the delay in the filing of this Quarterly Report, certain information presented in this Quarterly Report relates to significant events that have occurred subsequent to March 31, 2006.
     Contemporaneous with the filing of this Quarterly Report, we are filing our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006.

i

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

ii

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$833,744	$871,333

Costs of service:
Professional compensation	429,249	476,574
Other direct contract expenses	242,394	283,842
Lease and facilities restructuring charges	2,800	19,605
Other costs of service	60,827	66,362

Total costs of service	735,270	846,383

Gross profit	98,474	24,950
Amortization of purchased intangible assets	515	566
Selling, general and administrative expenses	188,913	163,441

Operating loss	(90,954)	(139,057)
Interest income	2,251	1,351
Interest expense	(8,966)	(8,056)
Insurance settlement	38,000	—
Other income (expense), net	378	(5,083)

Loss before taxes	(59,291)	(150,845)
Income tax expense	13,422	81,713

Net loss	$(72,713)	$(232,558)

Loss per share — basic and diluted	$(0.34)	$(1.16)

Weighted average shares — basic and diluted	211,704,290	200,358,531

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$290,857	$255,340
Restricted cash	31,796	121,247
Accounts receivable, net of allowances of $5,354 at March 31, 2006 and $9,326 at December 31, 2005	386,158	432,415
Unbilled revenue	428,180	355,137
Income tax receivable	9,273	10,867
Deferred income taxes	13,217	18,991
Prepaid expenses	32,173	35,875
Other current assets	72,725	40,345

Total current assets	1,264,379	1,270,217
Property and equipment, net	162,491	170,133
Goodwill	433,805	427,688
Other intangible assets, net	1,030	1,545
Deferred income taxes, less current portion	23,603	20,915
Other assets	78,427	81,928

Total assets	$1,963,735	$1,972,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$3,581	$6,393
Accounts payable	279,663	286,273
Accrued payroll and employee benefits	315,053	309,510
Deferred revenue	138,904	166,647
Income tax payable	35,722	41,839
Current portion of accrued lease and facilities charges	11,949	12,515
Deferred income taxes	13,462	10,095
Accrued legal settlements	79,772	38,601
Other current liabilities	172,188	169,624

Total current liabilities	1,050,294	1,041,497

Notes payable, less current portion	668,841	668,367
Accrued employee benefits	97,479	92,338
Accrued lease and facilities charges, less current portion	37,792	38,082
Deferred income taxes, less current portion	15,976	22,876
Income tax reserve	95,490	89,530
Other liabilities	96,098	65,308

Total liabilities	2,061,970	2,017,998

Commitments and contingencies (note 9)

Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 205,350,249 shares issued and 201,537,999 shares outstanding on March 31, 2006 and December 31, 2005	2,044	2,044
Additional paid-in capital	1,271,781	1,261,797
Accumulated deficit	(1,556,912)	(1,484,199)
Notes receivable from stockholders	(7,579)	(7,578)
Accumulated other comprehensive income	228,158	218,091
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ deficit	(98,235)	(45,572)

Total liabilities and stockholders’ deficit	$1,963,735	$1,972,426

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(72,713)	$(232,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	4,985	64,810
Benefit for doubtful accounts	(3,271)	(1,629)
Stock-based compensation	9,984	1,720
Depreciation and amortization of property and equipment	19,595	17,774
Amortization of purchased intangible assets	515	566
Lease and facilities restructuring charges	2,800	19,605
Amortization of debt issuance costs and debt accretion	2,078	4,682
Other	2,159	4,044
Changes in assets and liabilities:
Accounts receivable	51,839	(24,758)
Unbilled revenue	(71,520)	(39,991)
Income tax receivable, prepaid expenses and other current assets	(33,523)	4,173
Other assets	2,553	1,199
Accounts payable, accrued legal settlements and other current liabilities	27,438	103,880
Accrued payroll and employee benefits	3,261	(9,935)
Deferred revenue	(28,532)	3,322
Income tax reserve and other liabilities	36,881	(23,100)

Net cash used in operating activities	(45,471)	(106,196)

Cash flows from investing activities:
Purchases of property and equipment	(14,099)	(6,365)
Decrease in restricted cash	89,452	21,053

Net cash provided by investing activities	75,353	14,688

Cash flows from financing activities:
Proceeds from issuance of common stock	—	14,593
Proceeds from issuance of notes payable	—	51,453
Repayments of notes payable	(3,163)	(3,166)
Increase (decrease) in book overdrafts	6,458	(1,329)

Net cash provided by financing activities	3,295	61,551

Effect of exchange rate changes on cash and cash equivalents	2,340	(4,182)

Net increase (decrease) in cash and cash equivalents	35,517	(34,139)
Cash and cash equivalents — beginning of period	255,340	244,810

Cash and cash equivalents — end of period	$290,857	$210,671

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation and Liquidity
     Basis of Presentation
     The accompanying unaudited interim Consolidated Condensed Financial Statements of BearingPoint, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. These statements do not include all of the information and Note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with our Consolidated Financial Statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K and filed with the SEC on June 28, 2007 (the “2006 Form 10-K”). The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments, except as noted below) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year.
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
     Liquidity
     The interim Consolidated Condensed Financial Statements of the Company are prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. The Company has recently experienced a number of factors that have negatively impacted its liquidity, including the following:
•	The Company has experienced significant recurring net losses. At March 31, 2006, the Company had an accumulated deficit of $1,556,912 and a total stockholders’ deficit of $98,235.

•	The Company’s business has not generated positive cash from operating activities in certain quarters during fiscal years 2006 and 2005.

•	Due to the material weaknesses in its internal controls, the Company continues to experience significant delays in completing its consolidated financial statements and filing periodic reports with the SEC on a timely basis. Accordingly, the Company continues to devote substantial additional internal and external resources, and experience higher than expected fees for audit services.

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
•	Through December 31, 2006, the Company incurred cumulative losses of $139,882 under a significant contract and a final settlement in 2007 with Hawaiian Telcom Communications, Inc. (“HT”), which consequently resulted in significantly less cash from operating activities in 2006 and, management believes, 2007.

•	The Company currently is a party to a number of disputes that involve or may involve litigation or other legal or regulatory proceedings. See Note 9, “Commitments and Contingencies.”
     During 2006 and into 2007, the Company engaged in a number of activities intended to further improve its cash balances and their accessibility. The Company’s continued focus during 2006 on reducing days sales outstanding (“DSOs”) and improving profitability has improved cash flows from operations. In addition, as discussed in Note 3, “Notes Payable,” during May 2007, the Company entered into the 2007 Credit Facility, as defined herein, which includes term loans in the aggregate principal amount of $250,000. In June 2007, the 2007 Credit Facility was amended to, among other things, increase the aggregate principal amount under the term loans by $50,000. All term loans have been drawn down. Management believes the terms of these term loans have been structured to eliminate the risk of any event of default occurring with respect to the production of financial statements or SEC periodic reports prior to October 2008.
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
Note 2. Stock-Based Compensation and Employee Stock Purchase Plan
Long-Term Incentive Plan
     The Company is authorized to grant stock options and other awards to its employees and directors under its 2000 Long-Term Incentive Plan (the “LTIP”). On December 14, 2006, the Company amended its LTIP which included the elimination of the formula used to determine the number of shares available for issuance under the LTIP. Previously, the number of shares of common stock authorized for issuance under the LTIP was determined by a formula equal to the greater of (i) 35,084,158 shares of common stock and (ii) 25% of the sum of (x) the number of issued and outstanding shares of the Company’s common stock and (y) the authorized shares. The amendment to the LTIP eliminated this formulaic determination of the number of shares of common stock authorized for issuance under the LTIP and replaced this formula with the specified number of authorized shares of 92,179,333, an aggregate increase of 25 million shares available for awards under the LTIP.
     Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Generally, stock options granted have 10-year contractual terms and vest over three to four years from the date of grant. Stock-based awards, including shares of restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”), may be issued under the LTIP for consideration as determined by the Compensation Committee of the Board of Directors and will be settled with the existing authorized share base. As of March 31, 2006, the Company had stock options, restricted stock awards and RSUs outstanding.
     Activity for stock awards and options granted under the LTIP during the quarter ended March 31, 2006 was as follows:

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

		Options Outstanding
	Options/Shares		Weighted Average
	Available		Exercise
	for Grant	Number	Price per Share
Balance at December 31, 2005	7,609,567	45,676,141	$11.33
Additional shares authorized	—	—	—
Options granted	(400)	400	8.95
Options exercised	—	—	—
Options forfeited/canceled	4,218,350	(4,218,350)	12.82
Restricted stock awards, net of forfeitures	67,649	n/a	6.44

Balance at March 31, 2006	11,895,166	41,458,191	$11.17

     The Company adopted the modified prospective transition method permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and consequently has not adjusted results from prior years. Under the modified prospective transition method, compensation costs associated with awards for the three months ended March 31, 2006 now include the expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense relating to any awards issued subsequent to December 31, 2005. For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through the passage of time, the grant date fair value of the award is recognized over the vesting period. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-tax effect of the change in accounting associated with the adoption of SFAS 123(R) was $8,097 for the three months ended March 31, 2006 and the application of a forfeiture rate to compensation expense recognized in prior years was not considered significant for disclosure. The Consolidated Condensed Statements of Operations for the quarter ended March 31, 2006 include stock-based compensation expense of $9,984 related to stock option awards, restricted stock awards, RSUs, and the Company’s Employee Stock Purchase Plan (“ESPP”) and BE an Owner programs.
     The Company elected the alternative transition method as outlined in Financial Accounting Standards Board (“FASB”) Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). There was no impact to the windfall tax benefit in 2006, as the Company was in a net operating loss carryforward position.
     The after-tax stock-based compensation impact of adopting SFAS 123(R) for the quarter ended March 31, 2006 was $7,796 and a $0.04 per share reduction to earnings per share. Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” for its plans. Under this accounting method, stock-option awards that are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award generally did not require compensation expense to be recognized in the Consolidated Statements of Operations.
     As of March 31, 2006, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows:

	Unrecognized	Weighted-
	Compensation	Average Life in
	Costs	Years
Stock options	$26,366	2.5
Restricted stock and stock unit awards	14,062	3.8
ESPP	8,642	1.8

Total	$49,070	2.7

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     The following table illustrates the pro forma effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s stock-based compensation plans:

Three Months Ended
March 31, 2005
Net loss	$(232,558)
Add back:
Total stock-based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	1,720

Deduct:
Total stock-based compensation expense recorded under fair value method for all stock awards, net of tax effects	(25,115)

Pro forma net loss	$(255,953)

Loss per share:
Basic and diluted — as reported	$(1.16)

Basic and diluted — pro forma	$(1.28)

     Certain of the Company’s stock-based compensation awards continue to vest and do not accelerate vesting upon retirement, or at the attainment of retirement eligibility, therefore, the requisite service period subsequent to attaining such eligibility is considered non-substantive. With the adoption of SFAS 123(R), the Company recognizes compensation expense related to stock-based awards issued on or after January 1, 2006 over the shorter of the requisite service period or the period to attainment of retirement eligibility. Certain awards granted to retirement-eligible employees prior to January 1, 2006 have not been accelerated and will continue to be amortized over their original vesting periods, until employment with the Company has terminated, at which point the compensation expense associated with any remaining unvested awards will be recognized. Had the Company adopted the retirement eligibility provisions of SFAS 123(R) to awards granted prior to January 1, 2006, the cumulative impact of the change in accounting would have been a reduction to expense of $876 and $1,311 in the three months ended March 31, 2006 and 2005 (pro forma), respectively.
     The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. The Company determined the expected volatility of the options based on a blended average of the Company’s historical volatility and the volatility from its peer group, due to the limited trading experience of the Company and its current filing status. For 2006 awards, the expected life was approximated by averaging the vesting term and the contractual term in accordance with the “simplified method” described in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock option grants, in the respective periods, is as follows:

						Weighted
					Weighted	Average
	Stock Price	Risk-Free		Expected	Average	Grant Date
	Expected	Interest	Expected	Dividend	Exercise	Fair
	Volatility	Rate	Life	Yield	Price	Value
Three months ended March 31, 2006	50.80%	4.59%	6	—	$8.95	$4.82
Three months ended March 31, 2005	51.28%	3.99%	6	—	$7.77	$4.74
     The grant date fair value of the Company’s common stock purchased and/or expected to be purchased under the ESPP was estimated for the three months ended March 31, 2006 and 2005 using the Black-Scholes option-pricing model with an expected volatility ranging between 30.4% and 70.0%, risk-free interest rates ranging from 1.03% to 3.29%, an expected life ranging from 6 to 24 months and an expected dividend yield of zero. For the three months ended March 31, 2006 and 2005, the weighted average grant date fair value of shares purchased under the ESPP was $0 and $3.21, respectively.

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     Stock Option Plans
     The following table details the weighted average remaining contractual life of options outstanding at March 31, 2006 by range of exercise prices:

	Outstanding Options (1)			Options Exercisable (1)
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	March 31, 2006	Life (Years)	Price	March 31, 2006	Price
$ 0.00-$11.10	28,590,432	7.5	$8.83	19,693,663	$9.20
$11.11-$16.64	5,953,343	5.5	$13.25	5,866,130	$13.24
$16.65-$27.75	6,721,233	4.7	$18.03	6,721,233	$18.03
$49.95-$55.50	193,183	3.8	$55.50	193,183	$55.50

	41,458,191	6.7	$11.17	32,474,209	$12.03

Vested or Expected to vest at March 31, 2006 (1)	40,110,594	6.7

(1)	The aggregate intrinsic values for stock options outstanding, exercisable and vested or expected to vest as of March 31, 2006 of $9,266, $4,504 and $8,551, respectively, represent the total pre-tax intrinsic values based upon our closing stock price of $8.49 as of March 31, 2006 which would have been received by the option holders had all the in-the-money options been exercised as of that date.
     Options exercisable at March 31, 2006 had a weighted average remaining contractual life of 6.3 years.
     Options exercisable at March 31, 2005 were 30,355,797, with a weighted average exercise price of $13.93.
     The aggregate intrinsic value for stock options exercised during the three months ended March 31, 2006 and 2005 was $0 and $178, respectively. The cash received in association with these exercises was $0 and $985, respectively. No stock options were exercised in the first quarter of 2006.
     On December 13, 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $9.57 per share previously awarded to its employees (excluding executive officers and directors) under the LTIP. The acceleration of vesting was effective for stock options outstanding as of December 13, 2005. Options to purchase approximately 2.9 million shares of common stock, or approximately 21% of the Company’s outstanding unvested options, were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration was $10.39, and the exercise price of these options ranged from $9.58 to $21.17 per share, with approximately 93.7% and 99.9% of such options scheduled to vest in 2006 and 2007, respectively. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its Consolidated Statements of Operations, upon adoption of SFAS 123(R). The Company believes that because the accelerated options had exercise prices in excess of the current market value of the Company’s common stock, the options had limited economic value and were not achieving their original objective of incentive compensation and employee retention.
     Total compensation expense recorded in the first quarter of 2006 for stock options was $6,469.
Restricted Stock Units
     On March 25, 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to an aggregate of $165,000 in RSUs under the LTIP to the Company’s current managing directors (“MDs”) and a limited number of key employees, and delegated to the Company’s officers the authority to grant these awards. The following table summarizes the RSU activity under this authorization during the first quarter of 2006:

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

		Weighted
		Average
		Grant
		Date Fair
	Number of RSUs	Value
Outstanding at December 31, 2005	13,268,265	$7.61
Granted	76,455	8.82
Settled	—	—
Forfeited	(125,689)	7.75

Outstanding at March 31, 2006	13,219,031	$7.62

     RSUs granted during the three months ended March 31, 2006 generally either: (i) cliff vest and settle three years from the grant date; or (ii) vest and settle over two to four years from the date of grant. Certain of these RSU awards have performance-based vesting criteria, for which the Company has determined achievement to be probable. The total fair value of RSUs that vested, net of forfeitures, during the three months ended March 31, 2006 and 2005 associated with these RSU awards was approximately $1,887 and $26, respectively.
     None of the common stock equivalents underlying these RSUs are considered to be issued or outstanding common stock, as issuance is dependant on various vesting and settlement terms as noted above. In addition, settlement and issuance of any shares underlying these RSUs is delayed until the Company is current with its SEC periodic filings.
     As of March 31, 2006, the Company had 13,219,031 RSUs outstanding (excluding approximately 97,818 RSUs awarded to recipients in China where local laws require a cash settlement), with a grant date weighted average fair value of $7.62.
Employee Stock Purchase Plan
     The Company’s ESPP was adopted on October 12, 2000 and allows eligible employees to purchase shares of the Company’s common stock at a discount, up to a maximum of $25 at fair value, through accumulated payroll deductions of 1% to 15% of their compensation. Under the ESPP, shares of the Company’s common stock were purchased at 85% of the lesser of the fair market value at the beginning of the 24-month offering period (the “Look-Back Purchase Price”), and the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. In 2005, the Board of Directors amended the ESPP to remove the 24-month Look-Back Purchase Price for all future offering periods under the ESPP. As amended, future offering periods will be a 6-month offering period and the purchase price for the Company’s common stock will be calculated at a 15% discount from the closing price on the last day of the 6-month offering period. The purchase price of the Company’s common stock for the purchase period in effect at the time of such amendment was grandfathered from this change (i.e., the purchase price was the lower of the Look-Back Purchase Price and the fair market value at the end of the purchase period) (the “Grandfathered Offering Period”). On April 18, 2007, the Board of Directors amended the ESPP to eliminate the Look-Back Purchase Price for the Grandfathered Offering Period. As amended, the purchase price for the Grandfathered Offering Period will be 85% of the fair market value of the Company’s common stock at the end of the Grandfathered Offering Period. During the three months ended March 31, 2006 and 2005, employees purchased a total of 0 and 2,053,154 shares for $0 and $13,769, respectively. As of March 31, 2006, 23,749,276 shares of common stock remained available for issuance under the ESPP. Employee contributions to the ESPP held by the Company were approximately $20,454 at March 31, 2006. These amounts are included in cash and cash equivalents and are repayable on demand.
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
     The 15% discount offered to employees under these plans represents a cost to the Company that must be recognized in the Consolidated Condensed Statements of Operations in accordance with SFAS 123(R). As a result compensation expense of $1,628 was recognized for the quarter ended March 31, 2006. For the quarter ended March 31, 2005, approximately $3,722 was included in the pro forma disclosure for compensation expense under SFAS 123.

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 3. Notes Payable
     Notes payable consist of the following:

	March 31,	December 31,
	2006	2005
Current portion:
Yen-denominated term loan (January 31, 2003)	$—	$2,803
Yen-denominated term loan (June 30, 2003)	1,401	1,402
Other	2,180	2,188

Total current portion	3,581	6,393

Long-term portion:
Series A and Series B Convertible Debentures	450,000	450,000
April 2005 Convertible Debentures	200,000	200,000
July 2005 Convertible Debentures (net of discount of $21,159 and $21,946, respectively)	18,841	18,054
Other	—	313

Total long-term portion	668,841	668,367

Total notes payable	$672,422	$674,760

2007 Credit Facility
     On May 18, 2007, the Company entered into a $400,000 senior secured credit facility, and on June 1, 2007, the Company amended and restated the credit facility to increase the aggregate commitments under the facility from $400,000 to $500,000 (the “2007 Credit Facility”). The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300,000 (the “Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200,000 (the “LC Facility”). Interest on the Term Loans under the 2007 Credit Facility is calculated, at the Company’s option, (1) at a rate equal to 3.5% plus the London Interbank Offered Rate, or LIBOR, or (2) at a rate equal to 2.5% plus the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. As of June 1, 2007, the Company has borrowed $300,000 under the Term Loans, and an aggregate of approximately $89,300 of letters of credit previously outstanding under the 2005 Credit Facility has been assumed under the LC Facility.
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

BEARINGPOINT INC.
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
     Under the terms of the 2007 Credit Facility, the Company is not required to become current with its SEC periodic filings until October 31, 2008. Until October 31, 2008, the Company’s failure to provide annual audited or quarterly unaudited financial statements, to keep its books and records in accordance with generally accepted accounting principles in the United States of America (“GAAP”) or to timely file its SEC periodic reports will not be considered an event of default under the 2007 Credit Facility.
     The 2007 Credit Facility replaced the Company’s 2005 Credit Facility, which was terminated on May 18, 2007. For information about the 2005 Credit Facility, see below.
Discontinued 2005 Credit Facility
     On July 19, 2005, the Company entered into a $150,000 Senior Secured Credit Facility (the “2005 Credit Facility”). The 2005 Credit Facility, as amended, provided for up to $150,000 in revolving credit and advances, all of which was available for issuance of letters of credit. Advances under the revolving credit line were limited by the available borrowing base, which was based upon a percentage of eligible accounts receivable and unbilled receivables. The 2005 Credit Facility was terminated on May 18, 2007. On that date, all outstanding obligations under the 2005 Credit Facility were assumed by the 2007 Credit Facility and liens and security interests under the 2005 Credit Facility were released.
     The entire $150,000 under the 2005 Credit Facility was not always available to the Company because, among other things: (i) certain accounts receivable for government contracts could not be included in the calculation of the borrowing base without obtaining certain consents (this restriction was removed by amendment on March 30, 2006); and (ii) delays in the Company’s ability to provide month-end account receivables reports negatively impacted the Company’s ability to include such account receivables as part of the borrowing base, which determined the amount the Company could borrow under the 2005 Credit Facility. Borrowings available under the 2005 Credit Facility are used for general corporate purposes. As of March 31, 2006, the Company had approximately $53,779 available under the borrowing base.
     In addition, prior to the March 30, 2006 amendment, the Company was required to cash collateralize 105% of its borrowings, including any outstanding letters of credit, under the 2005 Credit Facility and any accrued and unpaid interest and fees thereon. As of March 31, 2006, the Company had no borrowings under the 2005 Credit Facility but had letters of credit outstanding of approximately $80,132. The Company was charged an annual rate of 2.75% for the credit spread and other fees for its outstanding letters of credit. The Company fulfilled its obligation to cash collateralize using cash on hand. The requirement to deposit and maintain cash collateral terminated as part of the March 30, 2006 amendment to the 2005 Credit Facility, and such cash collateral was released to the Company.
     Interest on loans (other than swingline loans) under the 2005 Credit Facility was calculated, at the Company’s option, at a rate equal to LIBOR, or, for dollar-denominated loans, at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points (“Base Rate Loans”). No matter which rate the Company chose, an applicable margin was added that varied depending upon availability under the revolver and the status of the Company’s SEC periodic filings. For Base Rate Loans and LIBOR loans, the applicable margins were 1.00% and 2.00%, respectively, as the Company was not current in its SEC periodic filings during the term of the facility. As of March 31, 2006, the interest rate under the 2005 Credit Facility was 7.0%.
     The 2005 Credit Facility contained financial, affirmative, and negative covenants.
•	The financial covenants included: (i) a minimum U.S. cash collections requirement, (ii) a minimum trailing twelve-month EBITDA covenant, (iii) a maximum leverage ratio and (iv) a maximum trailing twelve-month capital expenditures covenant.

BEARINGPOINT INC.
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
•	The affirmative covenants included the Company becoming current in its SEC periodic filings in accordance to a predetermined schedule, repatriation of a $65,000 of cash from foreign subsidiaries and the submission to its lender certain weekly and monthly reports providing various financial information.

•	The negative covenants significantly restricted the Company’s corporate activities and ability to dispose of assets without the lenders’ consent.

•	Standard events of default for a senior secured facility were included, as well as default for payments in respect of judgments against the Company in excess of $18,000; termination of trading of Company stock; and certain indictments, convictions or the commencement of criminal proceedings of or against the Company or any subsidiary.
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
     In addition, the lenders of the 2005 Credit Facility granted the Company waivers for any default under the 2005 Credit Facility and also consented to the Company’s payment of consent fees to the holders of each series of debentures as well as increases in the interest rates payable on all of the debentures. The Company accounted for these modifications in accordance with Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with EITF 96-19, since the change in the terms of outstanding debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification. As such, the additional interest payments will be expensed over the period from November 2, 2006 through December 23, 2011 for Series A, and December 23, 2014 for Series B, and consent fees will be recognized over future periods. In addition, the Company paid approximately $1,800 in fees and expenses to third-parties for work performed in connection with all of the modifications to the Company’s outstanding debentures, which were expensed as incurred.
Note 4. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, restricted stock units, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method. During the three months ended March 31, 2006 and 2005, 135,886,212 and 102,381,051 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 5. Comprehensive Loss
     The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2006	2005
Net loss	$(72,713)	$(232,558)
Foreign currency translation adjustment, net of tax (a)	4,736	(20,681)
Minimum pension liability	5,329	—

Comprehensive loss	$(62,648)	$(253,239)

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of the Euro and Japanese Yen against the U.S. dollar.
Note 6. Segment Reporting
     The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its three North America industry groups (Public Services, Financial Services and Commercial Services), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Company’s 2006 Form 10-K. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss. Performance of the segments is evaluated on operating income excluding the costs of infrastructure and shared service costs (such as facilities, information systems, finance and accounting, human resources, legal and marketing), which is represented by the Corporate/Other segment. Beginning in 2005, the Company combined its Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group.

	Three Months Ended
	March 31,
	2006		2005
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$331,116	$52,153	$332,101	$68,768
Commercial Services	117,107	(28,519)	172,787	(88,497)
Financial Services	110,502	36,751	90,699	20,320
EMEA	164,180	25,647	171,540	20,695
Asia Pacific	90,435	17,355	83,711	12,230
Latin America	19,221	1,039	20,033	3,812
Corporate/Other	1,183	(195,380)	462	(176,385)

Total	$833,744	$(90,954)	$871,333	$(139,057)

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 7. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill, at the reporting unit level, for the three months ended March 31, 2006 were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Impairment	Translation	March 31,
	2005	Charge	Adjustment	2006
Public Services	$23,581	$—	$—	$23,581
Financial Services	9,210	—	—	9,210
EMEA	325,262	—	6,707	331,969
Asia Pacific	68,562	—	(622)	67,940
Latin America	871	—	32	903
Corporate/Other	202	—	—	202

Total	$427,688	$—	$6,117	$433,805

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

	March 31,	December 31,
	2006	2005
Other intangible assets:
Backlog, customer contracts and related customer relationships	$1,309	$1,309
Market rights	10,297	10,297

Total other intangibles	11,606	11,606
Accumulated amortization:
Backlog, customer contracts and related customer relationships	(1,309)	(1,309)
Market rights	(9,267)	(8,752)

Total accumulated amortization	(10,576)	(10,061)

Other intangible assets, net	$1,030	$1,545

     For the three months ended March 31, 2006 and 2005, amortization expense related to identifiable intangible assets was $515 and $566, respectively.
Note 8. Restructuring Activities
     In connection with the Company’s previously announced office space reduction efforts, the Company recorded $2,800 in restructuring charges during the three months ended March 31, 2006 related to lease, facility and other exit activities. The $2,800 charge, recorded within the Corporate/Other operating segment, included $2,520 related to the fair value of future lease obligations (net of estimated sublease income) and $280 in other costs associated with exiting facilities. Since July 2003, the Company has incurred a total of $105,516 in lease and facilities related restructuring charges in connection with its office space reduction effort relating to the following regions: $15,223 in EMEA, $863 in Asia Pacific and $89,430 in North

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
America. As of March 31, 2006, the Company has a remaining lease and facilities accrual of $49,741, of which $11,949 and $37,792 have been identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms which expire in 2014.
     Changes in the Company’s accrual for restructuring charges for the three months ended March 31, 2006 were as follows:

Total
Balance at December 31, 2005	$50,597
Charges to operations	2,800
Payments	(3,847)
Other (a)	191

Balance at March 31, 2006	$49,741

(a)	Other changes in the restructuring accrual consist primarily of foreign currency translation adjustments.
Note 9. Commitments and Contingencies
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
     The Company currently maintains insurance in types and amounts customary in its industry, including coverage for professional liability, general liability and management and director liability. Based on management’s current assessment and insurance coverages believed to be available, the Company believes that its financial statements include adequate provision for estimated losses that are likely to be incurred with regard to all matters of the types described above.
SEC Reporting Matters
     2005 Class Action Suits
     In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to its financial results in the Company’s SEC periodic filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. The Company was awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. The Supreme Court decision is expected to significantly inform the court’s decision regarding the complaint and the Company’s motion to dismiss the complaint. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be. Accordingly, no liability has been recorded.
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
     Series B Debenture Suit
     On September 8, 2005, certain holders of the 2.75% Series B Convertible Subordinated Debentures (the “Series B Debentures”) provided a purported Notice of Default to the Company based upon its failure to timely file certain of its SEC periodic reports due in 2005. Thereafter, these holders asserted that as a result, the principal amount of the Series B Debentures, accrued and unpaid interest and unpaid damages were due and payable immediately.
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
     After further negotiations, the Company and the relevant holders of its Series B Debentures entered into a First Supplemental Indenture (the “First Supplemental Indenture”) with The Bank of New York, as trustee, which amends the subordinated indenture governing the 2.50% Series A Convertible Subordinated Debentures due 2024 (the “Series A Debentures”) and the Series B Debentures. Concurrently, the Company and the relevant holders of the Series B Debentures lawsuit agreed to discontinue the lawsuit.
     The First Supplemental Indenture modifies the debentures to include: (i) a waiver of the Company’s SEC periodic reporting requirements under the subordinated indenture through October 31, 2008, (ii) the interest rate payable on all Series A Debentures increased from 3.00% per annum to 3.10% per annum until December 23, 2011, and (iii) adjustment of the interest rate payable on all Series B Debentures from 3.25% per annum to 4.10% per annum until December 23, 2014.
     In order to address any possibility of a claim of cross-default, on November 2, 2006, the Company entered into the First Supplemental Indenture with The Bank of New York, as trustee, which amends the indenture governing the 5.0% Convertible Senior Subordinated Debentures due 2025. The supplemental indenture includes a waiver of the Company’s SEC periodic reporting requirements through October 31, 2007 and provides for further extension through October 31, 2008 upon the payment of an additional fee of 0.25% of the principal amount of the debentures. The Company paid to certain consenting holders of these debentures a consent fee equal to 1.00% of the outstanding principal amount of the debentures. In addition, on November 9, 2006, the Company entered into an agreement with the holders of the 0.50% Convertible Senior Debentures due July 2010, pursuant to which the Company paid a consent fee equal to 1.00% of the outstanding principal amount of the debentures, in accordance with the terms of the purchase agreement governing the issuance of these debentures.
     SEC Investigation
     On April 13, 2005, pursuant to the same matter number as its inquiry concerning the Company’s restatement of certain financial statements issued in 2003, the staff of the SEC’s Division of Enforcement requested information and documents

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
relating to the Company’s March 18, 2005 Form 8-K. On September 7, 2005, the Company announced that the staff had issued a formal order of investigation in this matter. The Company subsequently has received subpoenas from the staff seeking production of documents and information including certain information and documents related to an investigation conducted by its Audit Committee. The Company continues to provide information and documents to the SEC as requested. The investigation is ongoing and the SEC is in the process of taking the testimony of a number of its current and former employees, as well as one of its former directors.
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
Government Contracting Matters
     Government Contracts
     A significant portion of the Company’s business relates to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government sponsored enterprises. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether the Company’s operations are being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Federal government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Federal government contracting. The Company believes that it has adequately reserved for any losses it may experience from these investigations. Whether such amounts could have a material effect on the results of operations in a particular quarter or fiscal year cannot be determined at this time.
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

BEARINGPOINT INC.
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
     Core Financial Logistics System
     There is an ongoing investigation of the Core Financial Logistics System (“CoreFLS”) project by the Inspector General’s Office of the Department of Veterans Affairs and by the Assistant U.S. Attorney for the Central District of Florida. To date, the Company has been issued three subpoenas, in June 2004, December 2004 and May 2006, seeking the production of documents relating to the CoreFLS project. The Company is cooperating with the investigation and has produced documents in response to the subpoenas. To date, there have been no specific allegations of criminal or fraudulent conduct on the Company’s part or any contractual claims filed against it by the Veterans Administration in connection with the project. The Company continues to believe it has complied with all of its obligations under the CoreFLS contract. It cannot, however, predict the outcome of the inquiry. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be. As such, no liability has been recorded.
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
     While the Company continues to believe that it has not overcharged the Government, the Company has entered into settlement discussions with the Government in order to mutually resolve this matter. As part of these discussions, the Company is discussing revisions to the contract with the Contracting Officer to better align its terms, including pricing, to the expectations of both parties. Given the current stage of discussions, the outcome cannot yet be determined and management estimates the probable amount of loss is $1,200.

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Other Matters
     Peregrine Litigation
     The Company was named as a defendant in several civil lawsuits regarding certain software resale transactions with Peregrine Systems, Inc. during 1999 and 2001, in which purchasers and other individuals who acquired Peregrine stock alleged that the Company participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price. The Company was also sued by a trustee succeeding the interests of Peregrine for the same conduct. In December 2005, the Company executed conditional settlement agreements whereby it was released from liability in these matters and in all claims for indemnity by KPMG, the Company’s former parent, in each of these cases. The Company issued settlement payments of approximately $36,900 with respect to these matters in September 2006. In addition, on January 5, 2006, the Company finalized an agreement with KPMG, providing conditional mutual releases to each other from fee advancement and indemnification claims with respect to these matters, with no settlement payment or other exchange of monies between the parties.
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
     Hawaiian Telcom Communications, Inc.
     The Company had a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which the Company was engaged to design, build and operate various information technology systems for the client. The Company incurred losses of approximately $13,624 and $113,130 under this contract in the first quarters of 2006 and 2005, respectively. The HT Contract experienced delays in its build and deployment phases and contractual milestones were missed. The client alleged that the Company was responsible to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. The Company believed the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted its ability to perform, thereby causing it to incur significant damages. On February 8, 2007, the Company entered into a Settlement Agreement and Transition Agreement with the client. Pursuant to the Settlement Agreement, the Company paid $52,000 to the client, $38,000 of which was paid by certain of its insurers. In addition, the Company waived approximately $29,600 of invoices and other amounts otherwise payable by the client to the Company. The Transition Agreement governed its transitioning of the remaining work under the HT Contract to a successor provider, which has been completed.
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

BEARINGPOINT INC.
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
     Canon Australia
     On June 16, 2006, employees of the Australian subsidiary of Canon presented objections to the Company’s Australian Country Director related to deficiencies in the Company’s work and alleged misrepresentations by the Company in connection with an implementation of an enterprise resource planning and customer relationship management system, which went live in January of 2005. Canon representatives presented arguments supporting their belief that Canon has suffered damages, including damages for lost profits and other consequential damages, as a result of the implementation. Canon has indicated that it may proceed with a claim, although the Company has not received any formal notice of any such claim. This matter is in its very preliminary stages. The contract limits the damages that may be claimed against the Company to no more than approximately $22,800. It is reasonably possible the Company will incur a loss. Due to the early stage of this matter and the nature of the potential claims, a range of loss cannot be determined at this time. Accordingly, no liability has been recorded.
     Transition Services Provided By KPMG LLP
     KPMG LLP contended that the Company owes approximately $26,214 in termination costs and unrecovered capital for the termination of information technology services provided under the transition services agreement. However, in accordance with the terms of the agreement, the Company did not believe that it was liable for termination costs arising upon the expiration of the agreement. In addition, KPMG LLP contended the Company owed an additional $5,347 in connection with the expiration of the transition services agreement relating to its share of occupancy related assets in subleased offices from KPMG LLP.
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
Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the

BEARINGPOINT INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Company could be obligated to make. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2006.
     Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of March 31, 2006, the Company had approximately $131,141 of outstanding surety bonds and $80,132 of outstanding letters of credit for which the Company may be required to make future payment.
Note 10. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and post-retirement medical cost for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
	2006	2005
Components of net periodic pension cost:
Service cost	$1,792	$1,591
Interest cost	1,107	1,042
Expected return on plan assets	(269)	(293)
Amortization of loss	256	4
Amortization of prior service cost	159	194
Curtailment	30	(208)
Settlement	(91)	(58)

Net periodic pension cost	$2,984	$2,272

Components of net periodic postretirement medical cost:
Service cost	$480	$314
Interest cost	184	143
Amortization of losses	39	18
Amortization of prior service cost	120	120

Net periodic postretirement medical cost	$823	$595

Note 11. Income Taxes
     For the three months ended March 31, 2006, the Company recognized losses before taxes of $59,291 and provided for income taxes of $13,422, resulting in an effective tax rate of (22.6%). The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment.
     For the three months ended March 31, 2005, the Company recognized losses before taxes of $150,845 and provided for income taxes of $81,713, resulting in an effective tax rate of (54.2%). The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment. During the three months ended March 31, 2005, the Company recorded a valuation allowance of $57,300 primarily against its U.S. deferred tax assets to reflect the Company’s determination of the likelihood that these benefits would not be realized.
Note 12. Recently Issued Accounting Pronouncements
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

BEARINGPOINT INC.
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
     In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method the Company currently uses, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The adoption of SAB 108 during 2006 did not have a material impact on the Company’s Consolidated Financial Statements.
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
     In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”). FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP No. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP No. EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP No. EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently evaluating the impact FSP No. EITF 00-19-2 could have on its financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of the fiscal year ending December 31, 2006. The Company adopted SFAS 158 in the fourth quarter of 2006.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159.

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
Disclosure Regarding Forward-Looking Statements
          Some of the statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Annual Report include statements about our internal control over financial reporting, our results of operations and our financial condition. Forward-looking statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment, and the following factors:
•	Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

•	In 2004, we identified material weaknesses in our internal control over financial reporting, the remediation of which has materially and adversely affected our business and financial condition, and as of December 31, 2006, these material weaknesses remain.

•	We face risks related to securities litigation and regulatory actions that could adversely affect our financial condition and business.

•	Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for our consulting and systems integration services.

•	Our operating results will suffer if we are not able to maintain our billing and utilization rates or control our costs.

•	We continue to incur selling, general and administrative (“SG&A”) expenses at levels significantly higher than those of our competitors. If we are unable to significantly reduce SG&A expenses over the near term, our ability to achieve, and make significant improvements in, net income and profitability will remain in jeopardy.

•	The systems integration consulting markets are highly competitive, and we may not be able to compete effectively if we are not able to maintain our billing rates or control our costs related to these engagements.

•	Contracting with the Federal government is inherently risky and exposes us to risks that may materially and adversely affect our business.

•	Our ability to attract, retain and motivate our managing directors and other key employees is critical to the success of our business. We continue to experience sustained, higher-than-industry average levels of voluntary turnover among our workforce, which has impacted our ability to grow our business.

•	Our contracts can be terminated by our clients with short notice, or our clients may cancel or delay projects.

•	If we are not able to keep up with rapid changes in technology or maintain strong relationships with software providers, our business could suffer.

•	Loss of our joint marketing relationships could reduce our revenue and growth prospects.

•	We are not likely to be able to significantly grow our business through mergers and acquisitions in the near term.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price.

•	Our profitability may decline due to financial, regulatory and operational risks inherent in worldwide operations.

•	We may bear the risk of cost overruns relating to our services, thereby adversely affecting our profitability.

•	We may face legal liabilities and damage to our professional reputation from claims made against our work.

•	Our services may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our current cash resources might not be sufficient to meet our expected cash needs over time.

•	We have been unable to issue shares of our common stock under our ESPP since February 1, 2005. The longer we are unable to issue shares of our common stock, the more likely our ESPP participants may elect to withdraw their accumulated cash contributions from the ESPP at rates higher than those we have historically experienced.

•	Our 2007 Credit Facility imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms. If we violate these restrictions, we will be in default under the 2007 Credit Facility, which may cross-default to our other indebtedness.

•	If we cannot generate positive cash flow from our operations, we eventually may not be able to service our indebtedness.

•	We may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

•	Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our financial condition.

•	Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility.

•	The holders of our debentures have the right, at their option, to require us to purchase some or all of their debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.

•	The price of our common stock may decline due to the number of shares that may be available for sale in the future.

•	There are significant limitations on the ability of any person or company to acquire the Company without the approval of our Board of Directors.
     For a more detailed discussion of these factors, please refer to Item 1A, “Risk Factors,” included in our 2006 Form 10-K.
Explanatory Note
     As a result of significant delays in completing our Consolidated Financial Statements for fiscal 2006, we were unable to timely file with the SEC our 2006 Form 10-K and Quarterly Reports on Form 10-Q for fiscal 2006. In addition, we were unable to timely file with the SEC our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
     We filed the 2006 Form 10-K on June 28, 2007. Due to the delay in the filing of this Quarterly Report, certain information presented in this Quarterly Report relates to significant events that have occurred subsequent to March 31, 2006.
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
          We have started the transition of our business to a more integrated, global delivery model. In 2007, we created a Global Account Management Program and a Global Solutions Council represented by all of our industry groups that will focus on identifying opportunities for globalized solutions suites. Our Global Delivery Centers continue to grow, both in terms of personnel and the percentage of work they provide to our industry groups.
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

•	Revenue Growth. Unlike bookings, which provide only a general sense of future expectations, period-over-period comparisons of revenue provide a meaningful depiction of how successful we have been in growing our business over time.

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control our costs of services. Analysis of the various cost elements, including professional compensation expense, effects of foreign exchange rate changes and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in our business. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs. We also utilize certain adjusted gross margin metrics in connection with the vesting and settlement of certain employee incentive awards. For a discussion of these metrics, see Item 11, “Executive Compensation – Compensation Discussion and Analysis,” included in our 2006 Form 10-K.

•	Utilization. Utilization represents the percentage of time our consultants are performing work, and is defined as total hours charged to client engagement or to non-chargeable client-relationship projects divided by total available hours for any specific time period, net of holiday and paid vacation hours. In 2006, we changed how we define utilization to make this metric more consistent with how we believe our industry peer group measures this metric. Utilization percentages for fiscal 2005 set forth herein have been adjusted to conform to this new definition.

•	Days Sales Outstanding (“DSO”). DSO is an operational metric that approximates the amount of earned revenue that remains unpaid by clients at a given time. DSOs are derived by dividing the sum of our outstanding accounts receivable and unbilled revenue, less deferred revenue, by our average net revenue per day. “Average net revenue per day” is determined by dividing total net revenue for the most recently ended trailing twelve-month period by 365.

•	Free Cash Flow. Free cash flow is calculated by subtracting purchases of property and equipment from cash provided by operating activities. We believe free cash flow is a useful measure because it allows better understanding and assessment of our ability to meet debt service requirements and the amount of recurring cash generated from operations after expenditures for fixed assets. Free cash flow does not represent our residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”) is net cash provided by operating activities.

•	Attrition. Attrition, or voluntary total employee turnover, is calculated by dividing the number of our employees who have chosen to leave the Company within a certain period by the total average number of all employees during that same period. Our attrition statistic covers all of our employees, which we believe provides metrics that are more compatible with, and comparable to, those of our competitors.
          Readers should understand that each of the performance indicators identified above are utilized by many companies in our industry and by those who follow our industry. There are no uniform standards or requirements for computing these performance indicators, and, consequently, our computations of these amounts may not be comparable to those of our competitors.
First Quarter of 2006 Highlights
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
          A summary of our financial highlights for the first quarter of 2006 is presented below. For information on additional highlights occurring throughout fiscal 2006, please refer to our 2006 Form 10-K:
•	New contract bookings for first quarter of 2006 were $804.6 million, an increase of $110.4 million, or 15.9%, over new contract bookings of $694.2 million for the first quarter of 2005. New contract bookings increased in North America, driven by strong bookings in our Public Services industry group, which offset slightly decreased bookings in our Financial Services and Commercial Services industry groups. Bookings also increased in our EMEA and Asia Pacific regions.

•	Our revenue for the first quarter of 2006 was $833.7 million, representing a decrease of $37.6 million, or 4.3%, from first quarter of 2005 revenue of $871.3 million. Our Commercial Services industry group experienced decreased revenue due to declines and reversals attributable to the settlement of disputes with two significant telecommunications industry clients, which more than offset increases in our Financial Services industry group.

•	Our gross profit for the first quarter of 2006 was $98.5 million, compared with $25.0 million for the first quarter of 2005. Gross profit as a percentage of revenue increased to 11.8% during the first quarter of 2006 from 2.9% during the first quarter of 2005. Significant reductions in professional compensation expense and other direct contract expenses contributed to this improvement, despite the decline in revenue.

•	We incurred SG&A expenses of $188.9 million in the first quarter of 2006, representing an increase of $25.5 million, or 15.6%, over SG&A expenses of $163.4 million in the first quarter of 2005. The increase was due to increases in our finance and accounting costs, primarily for sub-contracted labor and other costs related to the closing of our 2005 financial statements.

•	During the first quarter of 2006, we realized a net loss of $72.7 million, or a loss of $0.34 per share, compared to a net loss of $232.6 million, or a loss of $1.16 per share, during the first quarter of 2005. This change in net loss was attributable to several factors, including:
•	Gross profit for the first quarter of 2006 improved Company-wide compared to our gross profit for the first quarter of 2005, representing an increase of $73.5 million;

•	We recorded $38.0 million in the first quarter of 2006 for an insurance settlement in connection with our settlement with Hawaiian Telcom Communications, Inc. (the “HT Contract”); and

•	Our income tax provision for the first quarter of 2006 was lower than our income tax provision for the first quarter of 2005, as the 2005 amount included a $57.3 million increase to valuation allowance, primarily against our U.S. deferred tax assets.
Contributing to the net loss for the first quarter of 2006 were $33.6 million of losses related to the previously mentioned settlements with telecommunication clients, $12.9 million accrued for bonuses payable to our employees, $10.0 million of stock-based compensation expense and $2.8 million of lease and facilities restructuring charges.

•	Utilization for the first quarter of 2006 was 73.4%, a decrease of 320 basis points from the first quarter of 2005. Utilization for the three months ended March 31, 2007 was 76.6%.

•	Free cash flow for the first quarters of 2006 and 2005 was ($59.6) million and ($112.6) million, respectively. Net cash used in operating activities in the first quarters of 2006 and 2005 was ($45.5) million and ($106.2) million, respectively. Purchases of property and equipment in the first quarters of 2006 and 2005 were $14.1 million and $6.4 million, respectively. The change in free cash flow for the first quarter of 2006 compared to the first quarter of 2005 resulted from the following:
•	At March 31, 2006, our DSOs stood at 102 days, representing a decrease of 10 days, or 9%, from our DSOs at March 31, 2005, largely due to more aggressive collection efforts. Our continued focus on this metric during 2006 improved our free cash flow by $76.6 million during the first quarter of 2006 as compared to the first quarter of 2005.

•	We experienced higher operating profitability in our business, as evidenced by the sharp decline in operating loss for the first quarter of 2006 as compared to the first quarter of 2005.

•	We experienced greater cash outflows in first quarter of 2006 due to payments made for professional services and related expenses accrued during 2005 under our contract with HT.

•	As of March 31, 2006, we had approximately 17,500 full-time employees, including approximately 15,400 consulting professionals. This represented an increase in billable headcount of approximately 3.4% from our headcount as of March 31, 2005, which consisted of approximately 17,000 full-time employees and 14,900 consulting professionals, respectively. As of March 31, 2007, we had approximately 17,500 full-time employees, including approximately 15,200 consulting professionals.

•	Our voluntary, annualized attrition rate for the first quarter of 2006 was 24.2%, compared to 24.9% for the first quarter of 2005. The highly competitive industry in which we operate, and our continuing issues related to our North American financial reporting systems and internal controls, have made it particularly critical and challenging for us to attract and retain experienced personnel. Our voluntary, annualized attrition rate for the three months ended March 31, 2007 was 23.9%.
Principal Business Priorities for 2007 and Beyond
          In early 2007 our Board of Directors determined our principal business priorities to be to: (1) enhance shareholder value, (2) become timely in our financial and SEC periodic reporting, (3) replace our North American financial reporting systems, (4) reduce employee attrition, (5) increase client awareness, confidence and satisfaction, and (6) strengthen our balance sheet. For additional information on management’s current and planned initiatives to achieve the priorities established by our Board of Directors, please refer to our 2006 Form 10-K.
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
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
          Revenue. Our revenue for the first quarter of 2006 was $833.7 million, a decrease of $37.6 million, or 4.3%, from revenue of $871.3 million for the first quarter of 2005. The following tables present certain revenue information and performance metrics for each of our reportable segments for the first quarters of years 2006 and 2005. Amounts are in thousands, except percentages.

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
Revenue
Public Services	$331,116	$332,101	$(985)	(0.3%)
Commercial Services	117,107	172,787	(55,680)	(32.2%)
Financial Services	110,502	90,699	19,803	21.8%
EMEA	164,180	171,540	(7,360)	(4.3%)
Asia Pacific	90,435	83,711	6,724	8.0%
Latin America	19,221	20,033	(812)	(4.1%)
Corporate/Other	1,183	462	721	n/m

Total	$833,744	$871,333	$(37,589)	(4.3%)

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	(0.3%)	(0.3%)
Commercial Services	0.0%	(32.2%)	(32.2%)
Financial Services	0.0%	21.8%	21.8%
EMEA	(8.7%)	4.4%	(4.3%)
Asia Pacific	(7.2%)	15.2%	8.0%
Latin America	14.7%	(18.8%)	(4.1%)
Corporate/Other	n/m	n/m	n/m
Total	(2.1%)	(2.2%)	(4.3%)

n/m	= not meaningful
•	Public Services revenue slightly decreased during the first quarter of 2006, primarily due to a revenue decline in our Civilian business sector, which significantly offset revenue growth in our Defense and State, Local and Education (“SLED”) sector.

•	Commercial Services revenue decreased during the first quarter of 2006, primarily due to a $30.6 million year-over-year decrease in revenue associated with the HT Contract and a reduction of $20.0 million in revenue related to the resolution of a billings dispute with another large telecommunications client regarding an engagement completed in 2003. Reduced customer demand for our services, particularly within the telecommunications industry affected our revenue. These decreases were partially offset by the recognition of approximately $11.0 million in previously deferred revenue in the first quarter of 2006.

•	Financial Services revenue increased during the first quarter of 2006, due to revenue growth in all business sectors. The revenue increases in the Banking and Global Markets sectors were attributable to existing client engagements and the introduction of some new clients into our traditional client base. Insurance sector revenue increased in response to industry-wide demand for major technology updates and upgrades to operational systems.

•	EMEA revenue decreased during the first quarter of 2006, primarily as a result of the unfavorable impact of the weakening of foreign currencies (primarily the Euro) against the U.S. dollar. Significant revenue declines in Germany were partially offset by revenue growth in France. Revenue in Germany decreased due to a combination of the impact of reductions in billable headcount precipitated by the restructuring of our practice in Germany, increased pressure on pricing and a reduction in the spending levels of German public sector clients. Revenue growth in France was driven by an expanding systems integration practice and additional penetration into the French public sector market in 2006.

•	Asia Pacific revenue increased during the first quarter of 2006, primarily due to significant revenue growth in Australia from a significant new client engagement in the telecommunications industry. Asia Pacific revenue was negatively affected in the first quarter of 2006 by the weakening of foreign currencies against the U.S. dollar (primarily the Japanese Yen).

•	Latin America revenue decreased during the first quarter of 2006, due to decline in local revenue growth in Mexico, partially offset by the strengthening of foreign currencies in Latin America against the U.S. Dollar (particularly the Brazilian Real). Revenue in Mexico declined as the practice continues to be restructured to position itself for future growth.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the first quarter of 2006, our revenue decreased $37.6 million and total costs of service decreased $111.1 million when compared to the first quarter of 2005, resulting in an increase in gross profit of $73.5 million, or 294.7%. Gross profit as a percentage of revenue increased to 11.8% for the first quarter of 2006 from 2.9% for the first quarter of 2005. The change in gross profit for the first quarter of 2006 compared to the first quarter of 2005 resulted primarily from the following:
•	Professional compensation expense decreased as a percentage of revenue to 51.5% for the first quarter of 2006, compared to 54.7% for the first quarter of 2005. We experienced a net decrease in professional compensation expense of $47.3 million, or 9.9%, to $429.2 million for the first quarter of 2006 from $476.6 million for the first quarter of 2005. The decrease in professional compensation expense from the first quarter of 2005 was primarily due to higher professional compensation expense recorded in 2005 (as compared to 2006) related to the loss accrual for the HT Contract, partially offset by increasing payroll costs attributable to additional billable employees hired during the first quarter of 2006.

•	Other direct contract expenses decreased as a percentage of revenue to 29.1% for the first quarter of 2006 compared to 32.6% for the first quarter of 2005. We experienced a net decrease in other direct contract expenses of $41.4 million, or 14.6%, to $242.4 million for the first quarter of 2006 from $283.8 million for the first quarter of 2005. The decrease from the first quarter of 2005 was driven primarily by higher other direct contract expenses recorded in the first quarter of 2005 related to the loss accrual for the HT Contract. In addition, the decline was driven by reduced subcontractor expenses as a result of increased use of internal resources.

•	Other costs of service as a percentage of revenue decreased to 7.3% for the first quarter of 2006 from 7.6% for the first quarter of 2005. We experienced a net decrease in other costs of service of $5.5 million, or 8.3%, to $60.8 million for the first quarter of 2006 from $66.4 million for the first quarter of 2005. The decrease was primarily attributable to a cost savings realized directly or indirectly from office space reduction efforts taken to date.

•	In the first quarter of 2006 we recorded, within the Corporate/Other operating segment, a charge of $2.8 million related to lease, facilities and other exit activities, compared with a $19.6 million charge related to lease, facilities and other exit activities in the first quarter of 2005. These charges related primarily to the fair value of future lease obligations associated with office space, primarily within the EMEA and North America regions, which we will no longer be using.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the first quarters of 2006 and 2005. Amounts are in thousands, except percentages.

	Three Months Ended
	March 31,
	2006	2005	$ Change	% Change
Gross Profit
Public Services	$59,380	$77,698	$(18,318)	(23.6%)
Commercial Services	(23,166)	(79,295)	56,129	70.8%
Financial Services	41,936	26,089	15,847	60.7%
EMEA	32,909	27,802	5,107	18.4%
Asia Pacific	20,841	16,100	4,741	29.4%
Latin America	1,961	4,697	(2,736)	(58.2%)
Corporate/Other	(35,387)	(48,141)	12,754	n/m

Total	$98,474	$24,950	$73,524	294.7%

	Three Months Ended
	March 31,
	2006	2005
Gross Profit as a % of revenue
Public Services	17.9%	23.4%
Commercial Services	(19.8%)	(45.9%)
Financial Services	38.0%	28.8%
EMEA	20.0%	16.2%
Asia Pacific	23.0%	19.2%
Latin America	10.2%	23.4%
Corporate/Other	n/m	n/m
Total	11.8%	2.9%

n/m	= not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit decreased in the first quarter of 2006, primarily due to increases in professional compensation expense related to hiring needs related to demand for our services.

•	Commercial Services gross profit increased in the first quarter of 2006 despite significantly lower revenue, primarily due to a $61.5 million year-over-year reduction in losses relating to the HT Contract. Other factors contributing to the increase in gross profit were the cost savings realized in 2006 from 2005 workforce realignments and reduced subcontractor expenses as a result of the increased use of internal resources.

•	Financial Services gross profit increased in the first quarter of 2006, as higher revenue across all sectors more than offset increases in compensation expense related to a substantial increase in billable headcount. Also reducing gross profit was an increase in other direct contract expenses due to additional subcontractor usage driven by higher revenue.

•	EMEA gross profit increased in the first quarter of 2006, due primarily to improved profitability in France and Austria along with significantly improved profitability in Spain as a result of higher utilization and reduced costs. Declines in compensation expenses and other direct contract expenses also contributed to the increase in gross profit, although compensation expense for 2006 continued to be affected by severance and other costs related to the internal restructuring of the Company’s business in Germany.

•	Asia Pacific gross profit increased in the first quarter of 2006 primarily due to significant improvements in profitability and staff utilization in the Company’s businesses in Australia and China. Due to the high demand for resources in the Japanese market and limited availability of qualified personnel, increases in subcontractor expenses served to depress the growth of gross profit in the Company’s business in Japan. Significant regional improvements in compensation expense in 2006 derived from the 2005 workforce reductions in Japan and China were substantially offset by additional compensation expenses associated with the use of the Company’s personnel from outside the region in connection with a significant new telecommunications industry engagement in Australia.

•	Latin America gross profit decreased in the first quarter of 2006 due to lower revenue combined with increases to other direct contract expenses, primarily subcontractor expenses.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which decreased in the first quarter of 2006 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $0.1 million to $0.5 million for the first quarter of 2006 from $0.6 million for the first quarter of 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $25.5 million, or 15.6%, to $188.9 million for the first quarter of 2006 from $163.4 million for the first quarter of 2005. SG&A expenses as a percentage of gross revenue increased to 22.7% in the first quarter of 2006 from 18.8% for the first quarter of 2005. The increase was primarily due to higher finance and accounting costs, primarily for sub-contracted labor and other costs related to the closing of our 2005 financial statements.
     Interest Income. Interest income was $2.3 million and $1.4 million in the first quarters of 2006 and 2005, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money markets during the first quarter of 2006 as compared to the first quarter of 2005.
     Interest Expense. Interest expense was $9.0 million and $8.1 million in the first quarters of 2006 and 2005, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in the first quarter of 2006 as compared to the first quarter of 2005.
     Insurance Settlement. During the three months ended March 31, 2006, we recorded $38.0 million for an insurance settlement, in connection with our settlement with HT. For more information, see Note 9, “Commitments and Contingencies,” of the Notes to Consolidated Condensed Financial Statements.
     Other Expense, net. Other income, net was $0.0 million and other expense, net was $5.1 million in the first quarters of 2006 and 2005, respectively. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax expenses of $13.4 million and $81.7 million in the three months ended March 31, 2006 and 2005, respectively. The principal reasons for the difference between the effective income tax rates on loss from continuing operations of (22.6)% and (54.2)% for the three months ended March 31, 2006 and 2005, respectively, were: a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment.
     Net Loss. For the first quarter of 2006, we incurred a net loss of $72.7 million, or a loss of $0.34 per share. Contributing to the net loss for the first quarter of 2006 were $33.6 million of losses related to previously mentioned settlements with telecommunication clients, $12.9  million accrued for bonuses payable to our employees, $10.0 million of stock-based compensation expense and $2.8 million of lease and facilities restructuring charges.
     For the first quarter of 2005, we incurred a net loss of $232.6 million, or a loss of $1.16 per share. Included in our results for first quarter of 2005 were $113.1 million in operating losses related to the HT Contract, a $57.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $19.6 million of lease and facilities restructuring charges.
Liquidity and Capital Resources
     The following table summarizes the cash flow statements for the first quarters of 2006 and 2005 (amounts are in thousands):

	Three Months Ended
	March 31,
			2006 to 2005
	2006	2005	Change
Net cash provided by (used in):
Operating activities	$(45,471)	$(106,196)	$60,725
Investing activities	75,353	14,688	60,665
Financing activities	3,295	61,551	(58,256)
Effect of exchange rate changes on cash and cash equivalents	2,340	(4,182)	6,522

Net increase (decrease) in cash and cash equivalents	$35,517	$(34,139)	$69,656

     Operating Activities. Net cash used in operating activities during the first quarter of 2006 decreased $60.7 million over the first quarter of 2005. This decrease was primarily attributable to improved profitability and a decrease in accounts receivable of $51.8 million in the first quarter of 2006 compared to an increase in the first quarter of 2005 of $24.8 million. This was to due to a decrease in our DSOs to 102 days at March 31, 2006 from 112 days at March 31, 2005, largely due to more aggressive collections efforts.
     Investing Activities. Net cash provided by investing activities during the first quarter of 2006 increased $60.7 million over the first quarter of 2005. This increase was predominantly due to the change in the amount of restricted cash posted as collateral for letters of credit and surety bonds. The requirement to deposit and maintain cash collateral terminated as part of the March 31, 2006 amendment to our 2005 Credit Facility, and such cash collateral was released to us. The increase was offset by an increase of $7.7 million in capital expenditures during the three months ended March 31, 2006 over the three months ended March 31, 2005.
     Financing Activities. Net cash provided by financing activities for the first quarter of 2006 was $3.3 million, resulting primarily from an increase in book overdrafts during the quarter of $7.8 million. Net cash provided by financing activities in first quarter of 2005 was $61.6 million, resulting primarily from the proceeds on the issuance of debentures with an aggregate principal amount of $50.0 million.
     In addition, issuances of common stock from our ESPP generated $0 and $14.6 million in cash during the first quarters of 2006 and 2005, respectively. Because we are not current in our SEC periodic filings, we are unable to issue freely tradable shares of our common stock. Consequently, we were unable to make any public offerings of our common stock in 2006 or 2005 and have not issued shares under the LTIP or ESPP since early 2005. These sources of financing will remain unavailable to us until we are again current in our SEC periodic filings.
     For additional information on our liquidity and capital resources, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” included in our 2006 Form 10-K.
     For information on our 2007 Credit Facility and our Discontinued 2005 Credit Facility, please refer to Note 3, “Notes Payable.”
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
     In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method we currently use, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality.” The adoption of SAB 108 during 2006 did not have a material impact on our Consolidated Financial Statements.
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
     In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP No. EITF 00-19-2”). FSP No. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP No. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP No. EITF 00-19-2 shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP No. EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP No. EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating the impact FSP No. EITF 00-19-2 could have on our financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS 158 are effective as of the end of the fiscal year ending December 31, 2006. We adopted SFAS 158 in the fourth quarter of 2006.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115,” (“SFAS 159”). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 159.
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2006, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our 2006 Form 10-K. There have been no material changes as of March 31, 2006 to our market risk exposure disclosed in our 2006 Form 10-K.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, management concluded that, as of December 31, 2006 and March 31, 2006, the Company’s disclosure controls and procedures were not effective.
     Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2006, we performed additional procedures, as disclosed in Form 10K for the year ended December 31, 2006, so that our consolidated financial statements as of and for the year ended December 31, 2006, including quarterly periods, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The completion of these and other procedures resulted in the identification of adjustments related to our consolidated financial statements as of and for the year ended December 31, 2006 and our consolidated condensed financial statements for the quarter ended March 31, 2006.
     We believe that because we performed the substantial additional procedures referenced above and made appropriate adjustments, the consolidated condensed financial statements for the periods included in this Quarterly Report are fairly stated in all material respects in accordance with GAAP.
     Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment and timely filing of information that is required to be filed under the Exchange Act. The remediation efforts, as noted in the Item 9A included in our Annual Report on Form 10-K for the year ended December 31, 2006, will enable us to significantly improve our control environment, the completeness and accuracy of underlying accounting data, and the timeliness with which we are able to close our books. These efforts are subject to the Company’s internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Please refer to Item 3, “Legal Proceedings,” included in our 2006 Form 10-K, which section is incorporated herein by reference and filed as Exhibit 99.1 to this Quarterly Report.
ITEM 1A. RISK FACTORS
     For a discussion of potential risks and uncertainties relating to our business, please refer to Item 1A, “Risk Factors,” included in our 2006 Form 10-K. There have been no material changes to the risk factors disclosed in our 2006 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Securities Not Registered Under the Securities Act
     None.
Issuer Purchases of Equity Securities
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     a) None.
     b) None.
ITEM 6. EXHIBITS
     a) Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amendment No. 6 to Amended and Restated 401(k) Plan, effective as of January 1, 2006, which is incorporated by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended December 31, 2006.

10.2	Amended and Restated BearingPoint, Inc. Managing Directors Deferred Compensation Plan dated January 1, 2006, which is incorporated by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended December 31, 2004.

10.3	Employment Letter, effective as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.91 from the Company’s Form 10-K for the year ended December 31, 2005.

10.4	Managing Director Agreement, dated as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.92 from the Company’s Form 10-K for the year ended December 31, 2005.

10.5	Special Termination Agreement, dated as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.94 from the Company’s Form 10-K for the year ended December 31, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

99.1	“Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.
DATE: June 28, 2007	By:	/s/ Judy A. Ethell
Judy A. Ethell
Chief Financial Officer