Form 10-Q
period 2006-06-30
BEARINGPOINT INC
filed 2007-06-29
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
EXPLANATORY NOTE
     As a result of significant delays in completing our consolidated financial statements for the year ended December 31, 2006 (“fiscal 2006”), we were unable to timely file with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and September 30, 2006. In addition, we were unable to timely file with the SEC our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
     We filed the 2006 Form 10-K on June 28, 2007. Due to the delay in the filing of this Quarterly Report, certain information presented in this Quarterly Report relates to significant events that have occurred subsequent to June 30, 2006.
     Contemporaneous with the filing of this Quarterly Report, we are filing our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and September 30, 2006.

i

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

ii

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$892,680	$895,245	$1,726,424	$1,766,578

Costs of service:
Professional compensation	423,693	406,344	852,942	882,918
Other direct contract expenses	214,009	247,139	456,403	530,981
Lease and facilities restructuring charge	2,488	—	5,288	19,605
Other costs of service	60,929	64,459	121,756	130,821

Total costs of service	701,119	717,942	1,436,389	1,564,325

Gross profit	191,561	177,303	290,035	202,253
Amortization of purchased intangible assets	515	566	1,030	1,132
Selling, general and administrative expenses	176,384	164,360	365,297	327,801

Operating income (loss)	14,662	12,377	(76,292)	(126,680)

Interest income	2,313	1,682	4,564	3,033
Interest expense	(8,978)	(8,834)	(17,944)	(16,890)
Insurance settlement	—	—	38,000	—
Other income (expense), net	1,314	(5,270)	1,692	(10,353)

Income (loss) before taxes	9,311	(45)	(49,980)	(150,890)
Income tax expense	12,164	4,841	25,586	86,554

Net loss	$(2,853)	$(4,886)	$(75,566)	$(237,444)

Loss per share — basic and diluted	$(0.01)	$(0.02)	$(0.36)	$(1.18)

Weighted average shares — basic and diluted	211,899,862	201,235,807	211,802,616	200,799,624

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$223,194	$255,340
Restricted cash	30,332	121,247
Accounts receivable, net of allowances of $5,888 at June 30, 2006 and $9,326 at December 31, 2005	403,210	432,415
Unbilled revenue	431,571	355,137
Income tax receivable	7,956	10,867
Deferred income taxes	9,587	18,991
Prepaid expenses	53,714	35,875
Other current assets	68,617	40,345

Total current assets	1,228,181	1,270,217
Property and equipment, net	155,185	170,133
Goodwill	452,495	427,688
Other intangible assets, net	515	1,545
Deferred income taxes, less current portion	26,095	20,915
Other assets	81,231	81,928

Total assets	$1,943,702	$1,972,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$1,727	$6,393
Accounts payable	259,500	286,273
Accrued payroll and employee benefits	304,429	309,510
Deferred revenue	134,481	166,647
Income tax payable	44,619	41,839
Current portion of accrued lease and facilities charges	12,366	12,515
Deferred income taxes	14,896	10,095
Accrued legal settlements	85,083	38,601
Other current liabilities	145,371	169,624

Total current liabilities	1,002,472	1,041,497

Notes payable, less current portion	669,686	668,367
Accrued employee benefits	105,521	92,338
Accrued lease and facilities charges, less current portion	36,898	38,082
Deferred income taxes, less current portion	12,360	22,876
Income tax reserve	99,865	89,530
Other liabilities	91,186	65,308

Total liabilities	2,017,988	2,017,998

Commitments and contingencies (note 9)

Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 205,350,249 shares issued and 201,537,999 shares outstanding on June 30, 2006 and December 31, 2005	2,044	2,044
Additional paid-in capital	1,283,312	1,261,797
Accumulated deficit	(1,559,765)	(1,484,199)
Notes receivable from stockholders	(7,580)	(7,578)
Accumulated other comprehensive income	243,430	218,091
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ deficit	(74,286)	(45,572)

Total liabilities and stockholders’ deficit	$1,943,702	$1,972,426

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(75,566)	$(237,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	4,101	60,938
(Benefit) provision for doubtful accounts	(2,250)	174
Stock-based compensation	21,515	5,134
Depreciation and amortization of property and equipment	36,703	35,808
Amortization of purchased intangible assets	1,030	1,133
Lease and facilities restructuring charges	5,288	19,605
Amortization of debt issuance costs and debt accretion	4,358	8,604
Other	(37)	8,895
Changes in assets and liabilities:
Accounts receivable	39,530	(26,919)
Unbilled revenue	(70,922)	(61,546)
Income tax receivable, prepaid expenses and other current assets	(41,670)	14,112
Other assets	(639)	(8,270)
Accounts payable, accrued legal settlements and other current liabilities	(12,438)	90,271
Accrued payroll and employee benefits	(12,663)	896
Deferred revenue	(34,335)	13,635
Income tax reserve and other liabilities	35,632	(23,618)

Net cash used in operating activities	(102,363)	(98,592)

Cash flows from investing activities:
Purchases of property and equipment	(22,197)	(18,411)
Decrease (increase) in restricted cash	90,915	(92,838)

Net cash provided by (used in) investing activities	68,718	(111,249)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	14,897
Proceeds from issuance of notes payable	—	244,253
Repayments of notes payable	(5,130)	(5,765)
Decrease in book overdrafts	(756)	(1,479)

Net cash (used in) provided by financing activities	(5,886)	251,906

Effect of exchange rate changes on cash and cash equivalents	7,385	(8,513)

Net (decrease) increase in cash and cash equivalents	(32,146)	33,552
Cash and cash equivalents — beginning of period	255,340	244,810

Cash and cash equivalents — end of period	$223,194	$278,362

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation and Liquidity
     Basis of Presentation
     The accompanying unaudited interim Consolidated Condensed Financial Statements of BearingPoint, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. These statements do not include all of the information and Note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with our Consolidated Financial Statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K and filed with the SEC on June 28, 2007 (the “2006 Form 10-K”). The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments, except as noted below) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year.
     The interim Consolidated Condensed Financial Statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Certain of the Company’s consolidated foreign subsidiaries reported their results on a one-month reporting lag, which allowed additional time to compile results.
     During 2005, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company’s financial statements for the periods prior to 2005 or to 2005 taken as a whole, the Company corrected these errors in the first quarter of 2005. These adjustments included entries to correct errors in accounting for revenue, certain foreign tax withholdings, income taxes, and other miscellaneous items. Had these errors been recorded in the proper periods, the impact of the adjustments on the six months ended June 30, 2005 would have been an increase to revenue and gross profit of $726 and $4,927, respectively, and a decrease to net loss of $15,445.
     Liquidity
     The interim Consolidated Condensed Financial Statements of the Company are prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. The Company has recently experienced a number of factors that have negatively impacted its liquidity, including the following:
•	The Company has experienced significant recurring net losses. At June 30, 2006, the Company had an accumulated deficit of $1,559,765 and a total stockholders’ deficit of $74,286.

•	The Company’s business has not generated positive cash from operating activities in certain quarters during fiscal years 2006 and 2005.

•	Due to the material weaknesses in its internal controls, the Company continues to experience significant delays in completing its consolidated financial statements and filing periodic reports with the SEC on a timely basis. Accordingly, the Company continues to devote substantial additional internal and external resources, and experience higher than expected fees for audit services.

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
     Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Generally, stock options granted have 10-year contractual terms and vest over three to four years from the date of grant. Stock-based awards, including shares of restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”), may be issued under the LTIP for consideration as determined by the Compensation Committee of the Board of Directors and will be settled with the existing authorized share base. As of June 30, 2006, the Company had stock options, restricted stock awards and RSUs outstanding.
     Activity for stock awards and options granted under the LTIP during the six months ended June 30, 2006 was as follows:

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

		Options Outstanding
	Options/Shares		Weighted Average
	Available		Exercise
	for Grant	Number	Price per Share
Balance at December 31, 2005	7,609,567	45,676,141	$11.33
Additional shares authorized	—	—	—
Options granted	(400)	400	8.95
Options exercised	—	—	—
Options forfeited/canceled	7,153,720	(7,153,720)	12.54
Restricted stock awards, net of forfeitures	(451,210)	n/a	9.29

Balance at June 30, 2006	14,311,677	38,522,821	$11.10

     The Company adopted the modified prospective transition method permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and consequently has not adjusted results from prior years. Under the modified prospective transition method, compensation costs associated with awards for the three and six months ended June 30, 2006 now include the expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense relating to any awards issued subsequent to December 31, 2005. For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through the passage of time, the grant date fair value of the award is recognized over the vesting period. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-tax effect of the change in accounting associated with the adoption of SFAS 123(R) was $7,893 and $15,990 for the three and six months ended June 30, 2006, respectively, and the application of a forfeiture rate to compensation expense recognized in prior years was not considered significant for disclosure. The Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2006 include stock-based compensation expense of $11,531 and $21,515, respectively, related to stock option awards, restricted stock awards, RSUs, and the Company’s Employee Stock Purchase Plan (“ESPP”) and BE an Owner programs.
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
     The after-tax stock-based compensation impact of adopting SFAS 123(R) for the quarter ended June 30, 2006 was $7,591 and a $0.04 per share reduction to earnings per share. The after-tax stock-based compensation impact of adopting SFAS 123(R) for the six months ended June 30, 2006 was $15,387 and a $0.07 per share reduction to earnings per share. Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” for its plans. Under this accounting method, stock-option awards that are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award generally did not require compensation expense to be recognized in the Consolidated Statements of Operations.
     As of June 30, 2006, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows:

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Unrecognized	Weighted-
	Compensation	Average Life in
	Costs	Years
Stock options	$20,083	2.2
Restricted stock and stock unit awards	14,566	4.0
ESPP	7,031	1.5

Total	$41,680	2.7

     The following table illustrates the pro forma effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s stock-based compensation plans for all of the periods shown:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss	$(4,886)	$(237,444)
Add back:
Total stock-based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	3,414	5,134

Deduct:
Total stock-based compensation expense recorded under fair value method for all stock awards, net of tax effects	(26,029)	(51,144)

Pro forma net loss	$(27,501)	$(283,454)

Loss per share:
Basic and diluted — as reported	$(0.02)	$(1.18)

Basic and diluted — pro forma	$(0.14)	$(1.41)

     Certain of the Company’s stock-based compensation awards continue to vest and do not accelerate vesting upon retirement or at the attainment of retirement eligibility, therefore, the requisite service period subsequent to attaining such eligibility is considered non-substantive. With the adoption of SFAS 123(R), the Company recognizes compensation expense related to stock-based awards issued on or after January 1, 2006 over the shorter of the requisite service period or the period to attainment of retirement eligibility. Certain awards granted to retirement-eligible employees prior to January 1, 2006 have not been accelerated and will continue to be amortized over their original vesting periods, until employment with the Company has terminated, at which point the compensation expense associated with any remaining unvested awards will be recognized. Had the Company adopted the retirement eligibility provisions of SFAS 123(R) to awards granted prior to January 1, 2006, the cumulative impact of the change in accounting would have been a reduction to expense of $639 and $565 for the three months ended June 30, 2006 and 2005 (pro forma), respectively, and $1,515 and $1,876 for the six months ended June 30, 2006 and 2005 (pro forma), respectively.
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

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

						Weighted
					Weighted	Average
	Stock Price	Risk-Free		Expected	Average	Grant Date
	Expected	Interest	Expected	Dividend	Exercise	Fair
	Volatility	Rate	Life	Yield	Price	Value
Three months ended June 30, 2006	n/a	n/a	n/a	n/a	n/a	n/a
Three months ended June 30, 2005	50.70%	3.93%	6	—	$7.46	$3.94

Six months ended June 30, 2006	50.80%	4.59%	6	—	$8.95	$4.82
Six months ended June 30, 2005	51.27%	3.96%	6	—	$7.77	$4.73
     The grant date fair value of the Company’s common stock purchased and/or expected to be purchased under the ESPP was estimated for the three and six months ended June 30, 2006 and 2005 using the Black-Scholes option-pricing model with an expected volatility ranging between 30.4% and 70.0%, risk-free interest rates ranging from 1.03% to 3.29%, an expected life ranging from 6 to 24 months and an expected dividend yield of zero. For the six months ended June 30, 2006 and 2005, the weighted average grant date fair value of shares purchased under the ESPP was $0 and $3.21, respectively.
Stock Option Plans
     The following table details the weighted average remaining contractual life of options outstanding at June 30, 2006 by range of exercise prices:

	Outstanding Options(1)			Options Exercisable(1)
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	June 30, 2006	Life (Years)	Price	June 30, 2006	Price
$ 0.00-$11.10	26,835,305	7.2	$8.83	18,387,306	$9.21
$11.11-$16.64	5,471,094	5.2	$13.25	5,383,881	$13.25
$16.65-$27.75	6,054,806	4.5	$18.03	6,054,806	$18.03
$49.95-$55.50	161,616	3.6	$55.50	161,616	$55.50

	38,522,821	6.5	$11.10	29,987,609	$11.96

Vested or Expected to vest at June 30, 2006 (1)	37,242,539	6.4

(1)	The aggregate intrinsic values for stock options outstanding, exercisable and vested or expected to vest as of June 30, 2006 of $6,922, $3,249 and $6,371, respectively, represent the total pre-tax instrinsic values based upon our closing stock price of $8.37 as of June 30, 2006 which would have been received by the option holders had all the in-the-money options been exercised as of that date.
     Options exercisable at June 30, 2006 had a weighted average remaining contractual life of 6.1 years.
     Options exercisable at June 30, 2005 were 27,582,806, with a weighted average exercise price of $13.64.
     The aggregate intrinsic value for stock options exercised during the three and six months ended June 30, 2006 and 2005 was $0 and $7, respectively, and $0 and $185, respectively. The cash received in association with these exercises was $0 and $142, respectively, and $0 and $1,127, respectively. No stock options were exercised in the three and six months ended June 30, 2006.
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
     Total compensation expense recorded in the three and six months ended June 30, 2006 for stock options was $6,283 and $12,752, respectively.
Restricted Stock Units
     On March 25, 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to an aggregate of $165,000 in RSUs under the LTIP to the Company’s current managing directors (“MDs”) and a limited number of key employees, and delegated to the Company’s officers the authority to grant these awards. The following table summarizes the RSU activity under this authorization during the six months ended June 30, 2006:

		Weighted
		Average
		Grant
		Date Fair
	Number of RSUs	Value
Outstanding at December 31, 2005	13,268,265	$7.61
Granted	677,910	8.76
Settled	—	—
Forfeited	(235,778)	7.79

Outstanding at June 30, 2006	13,710,397	$7.66

     The total fair value of RSUs that vested, net of forfeitures, in the three months ended June 30, 2006 and 2005 was approximately $3,638 and $1,465, respectively. The total fair value of RSUs that vested, net of forfeitures, in the six months ended June 30, 2006 and 2005 was approximately $5,525 and $1,491, respectively. The vesting and settlement terms for the RSUs granted during 2006 are described below:
•	646,214 RSUs generally either (i) cliff vest and settle three years from the grant date or (ii) vest and settle over two to four years from the grant date; and

•	31,696 RSUs vest immediately on the grant date, and will settle in April 2009.
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
     As of June 30, 2006, the Company had 13,710,397 RSUs outstanding (excluding approximately 125,311 RSUs awarded to recipients in China where local laws require a cash settlement), with a grant date weighted average fair value of $7.66.
Employee Stock Purchase Plan
     The Company’s ESPP was adopted on October 12, 2000 and allows eligible employees to purchase shares of the Company’s common stock at a discount, up to a maximum of $25 at fair value, through accumulated payroll deductions of 1% to 15% of their compensation. Under the ESPP, shares of the Company’s common stock were purchased at 85% of the lesser of the fair market value at the beginning of the 24-month offering period (the “Look-Back Purchase Price”), and the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. In 2005, the Board of Directors amended the ESPP to remove the 24-month Look-Back Purchase Price for all future offering periods under the ESPP. As amended, future offering periods will be a 6-month offering period and the purchase price for the Company’s common stock will be calculated at a 15% discount from the closing price on the last day of the 6-month offering period. The purchase price of the Company’s common stock for the purchase period in effect at the time of such amendment was grandfathered from this change (i.e., the purchase price was the lower of the Look-Back Purchase Price and the fair market value at the end of the purchase period) (the “Grandfathered Offering Period”). On April 18, 2007, the Board of Directors amended the ESPP to eliminate the Look-Back Purchase Price for the Grandfathered Offering Period. As amended, the purchase price for the Grandfathered Offering Period will be 85% of the fair market value of the Company’s common stock at the end of the Grandfathered Offering Period. During the six months ended June 30, 2006 and 2005, employees purchased a total of 0 and 2,053,154 shares for $0 and $13,769, respectively. As of June 30, 2006, 23,749,276 shares of common stock remained available for issuance under the ESPP. Employee contributions to the ESPP held by the Company were approximately $21,697 at June 30, 2006. These amounts are included in cash and cash equivalents and are repayable on demand.

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
     The 15% discount offered to employees under these plans represents a cost to the Company that must be recognized in the Consolidated Condensed Statements of Operations in accordance with SFAS 123(R). As a result, compensation expense of $1,610 and $3,238 was recognized for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, approximately $3,551 and $7,273, respectively, were included in the pro forma disclosure for compensation expense under SFAS 123.
Note 3. Notes Payable
     Notes payable consist of the following:

	June 30,	December 31,
	2006	2005
Current portion:
Yen-denominated term loan (January 31, 2003)	$—	$2,803
Yen-denominated term loan (June 30, 2003)	—	1,402
Other	1,727	2,188

Total current portion	1,727	6,393

Long-term portion:
Series A and Series B Convertible Debentures	450,000	450,000
April 2005 Convertible Debentures	200,000	200,000
July 2005 Convertible Debentures (net of discount of $20,314 and $21,946, respectively)	19,686	18,054
Other	—	313

Total long-term portion	669,686	668,367

Total notes payable	$671,413	$674,760

2007 Credit Facility
     On May 18, 2007, the Company entered into a $400,000 senior secured credit facility and on June 1, 2007, the Company amended and restated the credit facility to increase the aggregate commitments under the facility from $400,000 to $500,000 (the “2007 Credit Facility”). The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300,000 (“Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200,000 (the “LC Facility”). Interest on the Term Loans under the 2007 Credit Facility is calculated, at the Company’s option, (1) at a rate equal to 3.5% plus the London Interbank Offered Rate, or LIBOR, or (2) at a rate equal to 2.5% plus the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. As of June 1, 2007, the Company has borrowed $300,000 under the Term Loans, and an aggregate of approximately $89,300 of letters of credit previously outstanding under the 2005 Credit Facility has been assumed under the LC Facility.
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
     Under the terms of the 2007 Credit Facility, the Company is not required to become current in its SEC periodic filings until October 31, 2008. Until October 31, 2008, the Company’s failure to provide annual audited or quarterly unaudited financial statements, to keep its books and records in accordance with generally accepted accounting principles in the United States of America (“GAAP”) or to timely file its SEC periodic reports will not be considered an event of default under the 2007 Credit Facility.
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
     The entire $150,000 under the 2005 Credit Facility was not always available to the Company because, among other things: (i) certain accounts receivable for government contracts could not be included in the calculation of the borrowing base without obtaining certain consents (this restriction was removed by amendment on March 30, 2006); and (ii) delays in the Company’s ability to provide month-end account receivables reports negatively impacted the Company’s ability to include such account receivables as part of the borrowing base, which determined the amount the Company could borrow under the 2005 Credit Facility. Borrowings available under the 2005 Credit Facility are used for general corporate purposes. As of June 30, 2006, the Company had approximately $62,651 available under the borrowing base.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     In addition, prior to the March 30, 2006 amendment, the Company was required to cash collateralize 105% of its borrowings, including any outstanding letters of credit, under the 2005 Credit Facility and any accrued and unpaid interest and fees thereon. As of June 30, 2006, the Company had no borrowings under the 2005 Credit Facility but had letters of credit outstanding of approximately $60,493. The Company was charged an annual rate of 2.75% for the credit spread and other fees for its outstanding letters of credit. The Company fulfilled its obligation to cash collateralize using cash on hand. The requirement to deposit and maintain cash collateral terminated as part of the March 30, 2006 amendment to the 2005 Credit Facility, and such cash collateral was released to the Company.
     Interest on loans (other than swingline loans) under the 2005 Credit Facility was calculated, at the Company’s option, at a rate equal to LIBOR, or, for dollar-denominated loans, at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points (“Base Rate Loans”). No matter which rate the Company chose, an applicable margin was added that varied depending upon availability under the revolver and the status of the Company’s SEC periodic filings. For Base Rate Loans and LIBOR loans, the applicable margins were 1.00% and 2.00%, respectively, as the Company was not current in its SEC periodic filings during the term of the facility. As of June 30, 2006, the interest rate under the 2005 Credit Facility was 7.48%.
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
Note 4. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, restricted stock units, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method. During the three months ended June 30, 2006 and 2005, 131,196,743 shares and 124,341,456 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive. During the six months ended June 30, 2006 and 2005, 133,530,784 and 110,971,577 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.
Note 5. Comprehensive Loss
     The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(2,853)	$(4,886)	$(75,566)	$(237,444)
Foreign currency translation adjustment, net of tax (a)	15,273	(26,392)	20,009	(47,073)
Minimum pension liability	—	—	5,329	—

Comprehensive income (loss)	$12,420	$(31,278)	$(50,228)	$(284,517)

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of the Euro and Japanese Yen against the U.S. dollar.
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

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	June 30,
	2006		2005
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$341,081	$70,652	$346,337	$70,327
Commercial Services	159,323	40,380	177,177	23,878
Financial Services	112,170	32,984	87,818	21,459
EMEA	170,427	26,687	181,031	26,596
Asia Pacific	89,627	18,858	80,264	12,693
Latin America	18,660	1,070	22,145	3,273
Corporate/Other	1,392	(175,969)	473	(145,849)

Total	$892,680	$14,662	$895,245	$12,377

	Six Months Ended
	June 30,
	2006		2005
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$672,197	$122,805	$678,438	$139,095
Commercial Services	276,430	11,861	349,964	(64,619)
Financial Services	222,672	69,735	178,517	41,779
EMEA	334,607	52,334	352,571	47,291
Asia Pacific	180,062	36,213	163,975	24,923
Latin America	37,881	2,109	42,178	7,085
Corporate/Other	2,575	(371,349)	935	(322,234)

Total	$1,726,424	$(76,292)	$1,766,578	$(126,680)

Note 7. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill, at the reporting unit level, for the six months ended June 30, 2006 were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Impairment	Translation	June 30,
	2005	Charge	Adjustment	2006
Public Services	$23,581	$—	$—	$23,581
Financial Services	9,210	—	—	9,210
EMEA	325,262	—	23,796	349,058
Asia Pacific	68,562	—	974	69,536
Latin America	871	—	37	908
Corporate/Other	202	—	—	202

Total	$427,688	$—	$24,807	$452,495

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

	June 30,	December 31,
	2006	2005
Other intangible assets:
Backlog, customer contracts and related customer relationships	$1,309	$1,309
Market rights	10,297	10,297

Total other intangibles	11,606	11,606

Accumulated amortization:
Backlog, customer contracts and related customer relationships	(1,309)	(1,309)
Market rights	(9,782)	(8,752)

Total accumulated amortization	(11,091)	(10,061)

Other intangible assets, net	$515	$1,545

     For the three months ended June 30, 2006 and 2005, amortization expense related to identifiable intangible assets was $515 and $566, respectively. For the six months ended June 30, 2006 and 2005, amortization expense related to identifiable intangible assets was $1,030 and $1,132, respectively.
Note 8. Restructuring Activities
     In connection with the Company’s previously announced office space reduction efforts, the Company recorded $2,488 and $5,288 in restructuring charges during the three and six months ended June 30, 2006, respectively, related to lease, facility and other exit activities. The $2,488 charge, recorded within the Corporate/Other operating segment for the three months ended June 30, 2006, included $2,176 related to the fair value of future lease obligations (net of estimated sublease income) and $312 in other costs associated with exiting facilities. The $5,288 charge, recorded within the Corporate/Other operating segment for the six months ended June 30, 2006, included $4,695 related to the fair value or future lease obligations (net of estimated sublease income) and $593 in other costs associated with exiting facilities. Since July 2003, the Company has incurred a total of $108,004 in lease and facilities related restructuring charges in connection with its office space reduction effort relating to the following regions: $15,322 in EMEA, $863 in Asia Pacific and $91,819 in North America. As of June 30, 2006, the Company has a remaining lease and facilities accrual of $49,264, of which $12,366 and $36,898 have been identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms which expire in 2014.
     Changes in the Company’s accrual for restructuring charges for the six months ended June 30, 2006 were as follows:

Total
Balance at December 31, 2005	$50,597
Charges to operations	5,288
Payments	(7,303)
Other (a)	682

Balance at June 30, 2006	$49,264

(a)	Other changes in the restructuring accrual consist primarily of foreign currency translation adjustments.

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
     Core Financial Logistics System
     There is an ongoing investigation of the Core Financial Logistics System (“CoreFLS”) project by the Inspector General’s Office of the Department of Veterans Affairs and by the Assistant U.S. Attorney for the Central District of Florida. To date, the Company has been issued, three subpoenas, in June 2004, December 2004 and May 2006, seeking the production of documents relating to the CoreFLS project. The Company is cooperating with the investigation and has produced documents in response to the subpoenas. To date, there have been no specific allegations of criminal or fraudulent conduct on the Company’s part or any contractual claims filed against it by the Veterans Administration in connection with the project. The Company continues to believe it has complied with all of its obligations under the CoreFLS contract. It cannot, however, predict the outcome of the inquiry. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be. As such, no liability has been recorded.
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

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     Hawaiian Telcom Communications, Inc.
     The Company had a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which the Company was engaged to design, build and operate various information technology systems for the client. The Company incurred losses of $17,964 and $110,125 under this contract in the six months ended June 30, 2006 and 2005, respectively. The HT Contract experienced delays in its build and deployment phases and contractual milestones were missed. The client alleged that the Company was responsible to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. The Company believed the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted its ability to perform, thereby causing it to incur significant damages. On February 8, 2007, the Company entered into a Settlement Agreement and Transition Agreement with the client. Pursuant to the Settlement Agreement, the Company paid $52,000 to the client, $38,000 of which was paid by certain of its insurers. In addition, the Company waived approximately $29,600 of invoices and other amounts otherwise payable by the client to the Company. The Transition Agreement governed its transitioning of the remaining work under the HT Contract to a successor provider, which has been completed.
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
Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2006.
     Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of June 30, 2006, the Company had approximately $157,665 of outstanding surety bonds and $60,493 of outstanding letters of credit for which the Company may be required to make future payment.
Note 10. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and post-retirement medical cost for the three and six months ended June 30, 2006 and 2005 were as follows:

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Components of net periodic pension cost:
Service cost	$1,792	$1,591	$3,584	$3,182
Interest cost	1,107	1,042	2,214	2,084
Expected return on plan assets	(269)	(293)	(538)	(586)
Amortization of loss	256	4	512	8
Amortization of prior service cost	159	194	318	388
Curtailment	30	(208)	60	(416)
Settlement	(91)	(58)	(182)	(116)

Net periodic pension cost	$2,984	$2,272	$5,968	$4,544

Components of net periodic postretirement medical cost:
Service cost	$480	$314	$960	$628
Interest cost	184	143	368	286
Amortization of losses	39	18	78	36
Amortization of prior service cost	120	120	240	240

Net periodic postretirement medical cost	$823	$595	$1,646	$1,190

Note 11. Income Taxes
     For the three and six months ended June 30, 2006, the Company recognized income before taxes of $9,311 and loss before taxes of $49,980, respectively, and provided for income taxes of $12,164 and $25,586, respectively, resulting in an effective tax rate of 130.6% and (51.2%), respectively. For the three months ended June 30, 2006, the effective tax rate varied from the U.S. federal statutory tax rate, primarily as a result of a change in valuation allowance, the mix of income attributable to foreign versus domestic jurisdictions, non-deductible meals and entertainment, changes in income tax reserves, other items, and state and local taxes. For the six months ended June 30, 2006, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, non-deductible meals and entertainment and other items.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159.

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
     We filed the 2006 Form 10-K on June 28, 2007. Due to the delay in the filing of this Quarterly Report, certain information presented in this Quarterly Report relates to significant events that have occurred subsequent to June 30, 2006.
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
•	Revenue Growth. Unlike bookings, which provide only a general sense of future expectations, period-over-period comparisons of revenue provide a meaningful depiction of how successful we have been in growing our business over time.

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control our costs of services. Analysis of the various cost elements, including professional compensation expense, effects of foreign exchange rate changes and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in our business. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs. We also utilize certain adjusted gross margin metrics in connection with the vesting and settlement of certain employee incentive awards. For a discussion of these metrics, see Item 11, “Executive Compensation—Compensation Discussion and Analysis” included in our 2006 Form 10-K.

•	Utilization. Utilization represents the percentage of time our consultants are performing work, and is defined as total hours charged to client engagement or to non-chargeable client-relationship projects, divided by total available hours for any specific time period, net of holiday and paid vacation hours. In 2006, we changed how we define utilization to make this metric more consistent with how we believe our industry peer group measures this metric. Utilization percentages for fiscal 2005 set forth herein have been adjusted to conform to this new definition.

•	Days Sales Outstanding (“DSO”). DSO is an operational metric that approximates the amount of earned revenue that remains unpaid by clients at a given time. DSOs are derived by dividing the sum of our outstanding accounts receivable and unbilled revenue, less deferred revenue, by our average net revenue per day. “Average net revenue per day” is determined by dividing total net revenue for the most recently ended trailing twelve-month period by 365.

•	Free Cash Flow. Free cash flow is calculated by subtracting purchases of property and equipment from cash provided by operating activities. We believe free cash flow is a useful measure because it allows better understanding and assessment of our ability to meet debt service requirements and the amount of recurring cash generated from operations after expenditures for fixed assets. Free cash flow does not represent our residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”) is net cash provided by operating activities.

•	Attrition. Attrition, or voluntary total employee turnover, is calculated by dividing the number of our employees who have chosen to leave the Company within a certain period by the total average number of all employees during that same period. Our attrition statistic covers all of our employees, which we believe provides metrics that are more compatible with, and comparable to, those of our competitors.
Readers should understand that each of the performance indicators identified above are utilized by many companies in our industry and by those who follow our industry. There are no uniform standards or requirements for computing these performance indicators, and, consequently, our computations of these amounts may not be comparable to those of our competitors.
Three and Six Months Ended June 30, 2006 Highlights
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
     A summary of our financial highlights for the three and six months ended June 30, 2006 is presented below. For information on additional highlights occurring throughout fiscal 2006, please refer to our 2006 Form 10-K:
•	New contract bookings for the three months ended June 30, 2006 were $813.2 million, a decrease of $149.9 million, or 15.6%, from new contract bookings of $963.1 million for the three months ended June 30, 2005. New contract bookings for the six months ended June 30, 2006 were $1,617.7 million, a decrease of $39.6 million, or 2.4%, from new contract bookings of $1,657.3 million for the six months ended June 30, 2005. For the three months ended June 30, 2006, new contract bookings decreased in all industry groups and regions, with the exception of Latin America. For the six months ended June 30, 2006, new contract bookings decreased as bookings decreased in our Commercial Services and Financial Services industry groups, while bookings in our EMEA, Asia Pacific and Latin America regions increased significantly. For the three and six months ended June 30, 2006, Commercial Services experienced a decrease in bookings from 2005.

•	Our revenue for the three months ended June 30, 2006 was $892.7 million, a decrease of $2.6 million, or 0.3%, from revenue for the three months ended June 30, 2005 of $895.2 million. Our revenue for the six months ended June 30, 2006 was $1,726.4 million, a decrease of $40.2 million, or 2.3%, from revenue for the six months ended June 30, 2005 of $1,766.6 million. The revenue decreases in both periods were due to revenue declines in our Commercial Services and EMEA industry groups, partially offset by revenue growth in our Financial Services industry group.

•	Our gross profit for the three months ended June 30, 2006 was $191.6 million, compared with $177.3 million for the three months ended June 30, 2005. Gross profit as a percentage of revenue increased to 21.5% during the three months ended June 30, 2006 from 19.8% during the three months ended June 30, 2005. The increase was primarily due to significant reductions in other direct contract expenses, despite the decline in revenue. Our gross profit for the six months ended June 30, 2006 was $290.0 million, compared with $202.3 million for the six months ended June 30, 2005. Gross profit as a percentage of revenue increased to 16.8% during the six months ended June 30, 2006 from 11.4% during the six months ended June 30, 2005. The increase was primarily due to significant reductions in professional compensation expense and other direct contract expenses.

•	We incurred SG&A expenses of $176.4 million in the second quarter of 2006, representing an increase of $12.0 million, or 7.3%, over SG&A expenses of $164.4 million in the second quarter of 2005. We incurred SG&A expenses of $365.3 million in the six months ended June 30, 2006, representing an increase of $37.5 million, or 11.4%, over SG&A expenses of $327.8 million in the six months ended June 30, 2005. The increases in SG&A expenses for both periods were related to increases in our finance and accounting costs, primarily for sub-contracted labor and other costs related to the closing of our 2005 financial statements.

•	During the second quarter of 2006, we realized a net loss of $2.9 million, or a loss of $0.01 per share, compared to a net loss of $4.9 million, or a loss of $0.02 per share, during the second quarter of 2005.

•	During the six months ended June 30, 2006, we realized a net loss of $75.6 million, or a loss of $0.36 per share, compared to a net loss of $237.4 million, or a loss of $1.18 per share, during the six months ended June 30, 2005. The decline in net loss for the six-month period was attributable to several factors, including:
•	Gross profit for the six months ended June 30, 2006 improved company wide compared to our gross profit for the six months ended June 30, 2005, representing an increase of $87.8 million;

•	We recorded $38.0 million in the six months ended June 30, 2006 for an insurance settlement in connection with our settlement with Hawaiian Telcom Communications, Inc. (the “HT Contract”); and

•	Our income tax provision for the six months ended June 30, 2006 was lower than our income tax provision for the six months ended June 30, 2005, as the 2005 amount included a $57.3 million increase to valuation allowance, primarily against our U.S. deferred tax assets.

Contributing to the net loss for the six months ended June 30, 2006 were $38.0 million of losses related to the previously mentioned settlements with telecommunication clients, $26.7 million accrued for bonuses payable to our employees, $21.5 million of stock-based compensation expense and $5.3 million of lease and facilities restructuring charges.

•	Utilization for the three months ended June 30, 2006 was 76.8%, an increase of 90 basis points over the three months ended June 30, 2005. Utilization for the six months ended June 30, 2006 was 75.0%, a decrease of 130 basis points from the six months ended June 30, 2005. Utilization for the three months ended March 31, 2007 was 76.6%.

•	Free cash flow for the six months ended June 30, 2006 and 2005 was ($124.6) million and ($117.0) million, respectively. Net cash used in operating activities in the six months ended June 30, 2006 and 2005 was ($102.4) million and ($98.6) million, respectively. Purchases of property and equipment in the six months ended June 30, 2006 and 2005 were $22.2 million and $18.4 million, respectively. The change in free cash flow for the six-month period resulted primarily from:
•	We experienced greater cash outflows in 2006 due to payments made for professional services and related expenses accrued under the HT Contract and other liabilities during 2005;

•	We lowered our DSOs in 2006 through enhancements in our cash collections efforts. At June 30, 2006, our DSOs stood at 104 days, representing a decrease of 7 days, or 6%, from our DSOs at June 30, 2005. Our continued focus on this metric during 2006 improved our free cash flow by $66.4 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

•	We experienced higher operating profitability in our business, as evidenced by the sharp decline in operating loss for 2006 as compared to 2005.
•	As of June 30, 2006, we had approximately 17,300 full-time employees, including approximately 15,200 consulting professionals. This represented an increase in billable headcount of approximately 0.7% from our headcount as of June 30, 2005, which consisted of 17,200 full-time employees and 15,100 consulting professionals, respectively. As of March 31, 2007, we had approximately 17,500 full-time employees, including approximately 15,200 consulting professionals.

•	Our voluntary, annualized attrition rate for second quarter of 2006 was 28.6%, compared to 27.0% for the second quarter of 2005. The highly competitive industry in which we operate, and our continuing issues related to our North American financial reporting systems and internal controls, have made it particularly critical and challenging for us to attract and retain experienced personnel. Our voluntary, annualized attrition rate for the three months ended March 31, 2007 was 23.9%.
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
Three Months ended June 30, 2006 Compared to Three Months ended June 30, 2005
     Revenue. Our revenue for the second quarter of 2006 was $892.7 million, a decrease of $2.6 million, or 0.3%, from revenue of $895.2 million for the second quarter of 2005. The following tables present certain revenue information and performance metrics for each of our reportable segments for the second quarters of 2006 and 2005. Amounts are in thousands, except percentages.

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change
Revenue
Public Services	$341,081	$346,337	$(5,256)	(1.5%)
Commercial Services	159,323	177,177	(17,854)	(10.1%)
Financial Services	112,170	87,818	24,352	27.7%
EMEA	170,427	181,031	(10,604)	(5.9%)
Asia Pacific	89,627	80,264	9,363	11.7%
Latin America	18,660	22,145	(3,485)	(15.7%)
Corporate/Other	1,392	473	919	n/m

Total	$892,680	$895,245	$(2,565)	(0.3%)

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	(1.5%)	(1.5%)
Commercial Services	0.0%	(10.1%)	(10.1%)
Financial Services	0.0%	27.7%	27.7%
EMEA	(0.3%)	(5.6%)	(5.9%)
Asia Pacific	(4.4%)	16.1%	11.7%
Latin America	8.1%	(23.8%)	(15.7%)
Corporate/Other	n/m	n/m	n/m
Total	(0.3%)	0.0%	(0.3%)

n/m = not meaningful
•	Public Services revenue decreased during the second quarter of 2006, primarily due to a revenue decline in our Civilian business sector, which significantly offset revenue growth in certain other sectors.

•	Commercial Services revenue decreased during the second quarter of 2006, primarily due to reduced customer demand for our services, particularly within the telecommunications industry.

•	Financial Services revenue increased during the second quarter of 2006, primarily due to strong revenue growth in our Banking and Insurance sectors. Increased revenue in our Banking sector was attributable to existing client engagements and the introduction of some new clients into our traditional client base. Insurance sector revenue increased in response to industry-wide demand for major technology updates and upgrades to operational systems.

•	EMEA revenue decreased during the second quarter of 2006, primarily as a result of a significant revenue decline in Germany, partially offset by revenue growth in France. Revenue in Germany decreased due to a combination of the impact of reductions in billable headcount precipitated by the restructuring of our German practice, increased pressure on pricing and a reduction in the spending levels of German public sector clients. Revenue growth in France was driven by an expanding systems integration practice and additional penetration into the French public sector market in 2006.
•	Asia Pacific revenue increased during the second quarter of 2006, primarily due to significant revenue growth in Japan and Australia. Japanese revenue increased due to revenue growth from system implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law, though a substantial portion of this revenue growth was derived from the use of subcontractors. Australian revenue increased primarily due to a significant new client engagement in the telecommunications industry. Asia Pacific revenue was negatively affected in 2006 by the weakening of foreign currencies against the U.S. dollar (primarily the Japanese Yen).

•	Latin America revenue decreased during the second quarter of 2006, due to decline in local revenue growth in Mexico and Brazil, partially offset by the strengthening of foreign currencies in Latin America against the U.S. Dollar (particularly the Brazilian Real). Revenue in Mexico declined as they continue to restructure the business to position itself for future growth, while revenue in Brazil declined due to the significantly reduced activity on a large client engagement.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the second quarter of 2006, our revenue decreased $2.6 million and total costs of service decreased $16.8 million when compared to the second quarter of 2005, resulting in an increase in gross profit of $14.3 million, or 8.0%. Gross profit as a percentage of revenue increased to 21.5% for the second quarter of 2006 from 19.8% for the second quarter of 2005. The change in gross profit for the second quarter of 2006 compared to the second quarter of 2005 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 47.5% for the second quarter of 2006, compared to 45.4% for the second quarter of 2005. We experienced a net increase in professional compensation expense of $17.3 million, or 4.3%, to $423.7 million for the second quarter of 2006 from $406.3 million for the second quarter of 2005. The increase in professional compensation expense is primarily the result of hiring additional billable employees in response to increased demand for our services.

•	Other direct contract expenses decreased as a percentage of revenue to 24.0% for the second quarter of 2006, compared to 27.6% for the second quarter of 2005. We experienced a net decrease in other direct contract expenses of $33.1 million, or 13.4%, to $214.0 million for the second quarter of 2006 from $247.1 million for the second quarter of 2005. The change was driven primarily by reduced subcontractor expenses as a result of the increased use of internal resources.

•	Other costs of service as a percentage of revenue decreased to 6.8% for the second quarter of 2006 from 7.2% for the second quarter of 2005. We experienced a net decrease in other costs of service of $3.5 million, or 5.5%, to $60.9 million for the second quarter of 2006 from $64.5 million for the second quarter of 2005. The decrease was primarily attributable to cost savings realized directly or indirectly from office space reduction efforts taken to date.

•	During the second quarter of 2006, we recorded within the Corporate/Other operating segment, a charge of $2.5 million related to lease, facilities and other exit activities. These charges related primarily to the fair value of future lease obligations associated with office space, primarily within the EMEA and North America regions, which we will no longer be using.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the second quarters of 2006 and 2005. Amounts are in thousands, except percentages.

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change
Gross Profit
Public Services	$78,415	$79,816	$(1,401)	(1.8%)
Commercial Services	46,600	34,764	11,836	34.0%
Financial Services	39,458	27,097	12,361	45.6%
EMEA	35,200	34,585	615	1.8%
Asia Pacific	21,974	15,721	6,253	39.8%
Latin America	2,235	4,508	(2,273)	(50.4%)
Corporate/Other	(32,321)	(19,188)	(13,133)	n/m

Total	$191,561	$177,303	$14,258	8.0%

	Three Months Ended
	June 30,
	2006	2005
Gross Profit as a % of revenue
Public Services	23.0%	23.0%
Commercial Services	29.2%	19.6%
Financial Services	35.2%	30.9%
EMEA	20.7%	19.1%
Asia Pacific	24.5%	19.6%
Latin America	12.0%	20.4%
Corporate/Other	n/m	n/m
Total	21.5%	19.8%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit slightly decreased in the second quarter of 2006, as lower revenue and higher professional compensation expense more than offset savings in other direct contract expenses from a decrease in subcontractor usage. Increases in professional compensation expense related to hiring needs related to demand for our services.

•	Commercial Services gross profit increased in the second quarter of 2006 despite lower revenue, primarily due to cost savings realized in 2006 from 2005 workforce realignments and reduced subcontractor expenses as a result of the increased use of internal resources.

•	Financial Services gross profit increased in the second quarter of 2006, as higher revenue more than offset increases in compensation expense related to a substantial increase in billable headcount. Also reducing gross profit was an increase in other direct contract expenses due to additional subcontractor usage driven by higher revenue.

•	EMEA gross profit slightly increased in the second quarter of 2006 despite lower revenue, primarily due to a decrease in subcontractor usage as a result of the increased use of internal resources.

•	Asia Pacific gross profit increased in the second quarter of 2006, primarily due to significant improvements in profitability and staff utilization in the Company’s businesses in Japan, China and Australia. Due to the high demand for resources in the Japanese market and limited availability of qualified personnel, increases in subcontractor expenses served to depress the growth of gross profit in the Company’s business in Japan.

•	Latin America gross profit decreased in the second quarter of 2006, as lower revenue more than offset savings in other direct contact expenses, primarily resulting from a reduction in subcontractor usage.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the second quarter of 2006 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $0.1 million to $0.5 million for the three months ended June 30, 2006 from $0.6 million for the three months ended June 30, 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.0 million, or 7.3%, to $176.4 million for the three months ended June 30, 2006 from $164.4 million for the three months ended June 30, 2005. SG&A expenses as a percentage of gross revenue increased to 19.8% in the three months ended June 30, 2006 from 18.4% for the three months ended June 30, 2005. The change was primarily due to increases in our finance and accounting costs, primarily for sub-contracted labor and other costs related to the closing of our 2005 financial statements.
     Interest Income. Interest income was $2.3 million and $1.7 million in the three months ended June 30, 2006 and 2005, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money-markets during the second quarter of 2006 as compared to the second quarter of 2005.
     Interest Expense. Interest expense was $9.0 million and $8.8 million in the three months ended June 30, 2006 and 2005, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in the second quarter of 2006 as compared to the second quarter of 2005.
     Other Income (Expense), net. Other income, net was $1.3 million in the three months ended June 30, 2006, compared to other expense, net of $5.3 million in the three months ended June 30, 2005. The balances in each period primarily consisted of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax expense of $12.2 million and $4.8 million for the three months ended June 30, 2006 and 2005, respectively. The principal reasons for the difference between the effective income tax rate on earnings/loss from continuing operations of 130.6% and (10,757.8)% for the three months ended June 30, 2006 and 2005, were: a change in valuation allowance, the mix of income attributable to foreign versus domestic jurisdictions, non-deductible meals and entertainment, changes in income tax reserves, other items, and state and local taxes.
     Net Loss. For the three months ended June 30, 2006, we incurred a net loss of $2.9 million, or a loss of $0.01 per share. For the three months ended June 30, 2005, we incurred a net loss of $4.9 million, or a loss of $0.02 per share. Contributing to the net loss for the three months ended June 30, 2006 were $24.3 million of losses related to the previously mentioned settlements with telecommunication clients, $13.8 million accrued for bonuses payable to our employees, $11.5 million of stock-based compensation expense and $2.5 million of lease and facilities restructuring charges.
Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005
     Revenue. Our revenue for the six months ended June 30, 2006 was $1,726.4 million, a decrease of $40.2 million, or 2.3%, from revenue of $1,766.6 million for the six months ended June 30, 2005. The following tables present certain revenue information and performance metrics for each of our reportable segments for the six months ended June 30, 2006 and 2005. Amounts are in thousands, except percentages.

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
Revenue
Public Services	$672,197	$678,438	$(6,241)	(0.9%)
Commercial Services	276,430	349,964	(73,534)	(21.0%)
Financial Services	222,672	178,517	44,155	24.7%
EMEA	334,607	352,571	(17,964)	(5.1%)
Asia Pacific	180,062	163,975	16,087	9.8%
Latin America	37,881	42,178	(4,297)	(10.2%)
Corporate/Other	2,575	935	1,640	n/m

Total	$1,726,424	$1,766,578	$(40,154)	(2.3%)

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	(0.9%)	(0.9%)
Commercial Services	0.0%	(21.0%)	(21.0%)
Financial Services	0.0%	24.7%	24.7%
EMEA	(4.4%)	(0.7%)	(5.1%)
Asia Pacific	(5.8%)	15.6%	9.8%
Latin America	11.2%	(21.4%)	(10.2%)
Corporate/Other	n/m	n/m	n/m
Total	(1.1%)	(1.2%)	(2.3%)

n/m = not meaningful
•	Public Services revenue decreased during the six months ended June 30, 2006, primarily due to a revenue decline in our Civilian business sector, which significantly offset revenue growth in our Defense and State, Local and Education (“SLED”) sectors.

•	Commercial Services revenue decreased during the six months ended June 30, 2006, primarily due to a $39.7 million year-over-year decrease in revenue associated with the HT Contract and a reduction of $20.0 million in revenue related to the resolution of a billings dispute with another large telecommunications client regarding an engagement completed in 2003. Reduced customer demand for our services, particularly within the telecommunications industry, also affected revenue. These decreases were partially offset by the recognition in the first quarter of 2006 of approximately $11.0 million in previously deferred revenue.

•	Financial Services revenue increased during the six months ended June 30, 2006, due to revenue growth in all sectors, with especially strong growth in the Banking and Insurance sectors. The revenue increase in our Banking Sector was attributable to existing client engagements and the introduction of some new clients into our traditional client base. The revenue increase in our Insurance sector resulted in response to industry-wide demand for major technology updates and upgrades to operational systems.

•	EMEA revenue decreased during the six months ended June 30, 2006, primarily as a result of the unfavorable impact of the weakening of foreign currencies (primarily the Euro) against the U.S. dollar. Significant revenue declines in Germany were partially offset by revenue growth in France. Revenue in Germany decreased due to a combination of the impact of reductions in billable headcount precipitated by the restructuring of our business in Germany, increased pressure on pricing and a reduction in the spending levels of German public sector

clients.	Revenue growth in France was driven by an expanding systems integration practice and additional penetration into the French public sector market in 2006.
•	Asia Pacific revenue increased during the six months ended June 30, 2006, primarily due to significant revenue growth in Australia from a significant new client engagement in the telecommunications industry. Asia Pacific revenue was negatively affected in the six months ended June 30, 2006 by the weakening of foreign currencies against the U.S. dollar (primarily the Japanese Yen).

•	Latin America revenue decreased during the six months ended June 30, 2006, due to a decline in local revenue growth in Mexico, partially offset by the strengthening of foreign currencies in Latin America against the U.S. Dollar (particularly the Brazilian Real). Revenue in Mexico declined as the practice continues to restructure the business to position itself for future growth.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the six months ended June 30, 2006, our revenue decreased $40.2 million and total costs of service decreased $127.9 million when compared to the six months ended June 30, 2005, resulting in an increase in gross profit of $87.8 million, or 43.4%. Gross profit as a percentage of revenue increased to 16.8% for the six months ended June 30, 2006 from 11.4% for the six months ended June 30, 2005. The change in gross profit for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulted primarily from the following:
•	Professional compensation expense decreased as a percentage of revenue to 49.4% for the six months ended June 30, 2006, compared to 50.0% for the six months ended June 30, 2005. We experienced a net decrease in professional compensation expense of $30.0 million, or 3.4%, to $852.9 million for the six months ended June 30, 2006 from $882.9 million for the six months ended June 30, 2005. The decrease in expense from the six months ended June 30, 2005 is primarily due to higher professional compensation expense recorded in the six months ended June 30, 2005 (as compared to the six months ended June 30, 2006) related to the loss accrual for the HT Contract. This decrease was slightly offset by additional headcount in the six months ended June 30, 2006 in response to increased demand for our services.

•	Other direct contract expenses decreased as a percentage of revenue to 26.4% for the six months ended June 30, 2006 compared to 30.1% for the six months ended June 30, 2005. We experienced a net decrease in other direct contract expenses of $74.6 million, or 14.0%, to $456.4 million for the six months ended June 30, 2006 from $531.0 million for the six months ended June 30, 2005. The decrease was primarily due to higher other direct contract expenses recorded in the six months ended June 30, 2005 related to the loss accrual for the HT Contract. In addition, the decline was driven by reduced subcontractor expenses as a result of the increased use of internal resources, and decrease of resales of procured materials.

•	Other costs of service as a percentage of revenue decreased to 7.1% for the six months ended June 30, 2006 from 7.4% for the six months ended June 30, 2005. We experienced a net decrease in other costs of service of $9.1 million, or 6.9%, to $121.8 million for the six months ended June 30, 2006 from $130.8 million for the six months ended June 30, 2005. The decrease was primarily attributable to cost savings realized directly or indirectly from office space reduction efforts taken to date.

•	During the six months ended June 30, 2006 we recorded, within the Corporate/Other operating segment, a charge of $5.3 million related to lease, facilities and other exit activities, compared to a $19.6 million charge related to lease, facilities and other exit activities during the six months ended June 30, 2005. These charges related primarily to the fair value of future lease obligations associated with office space, primarily within the EMEA and North America regions, which we will no longer be using.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the six months ended June 30, 2006 and 2005. Amounts are in thousands, except percentages.

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
Gross Profit
Public Services	$137,795	$157,514	$(19,719)	(12.5%)
Commercial Services	23,434	(44,531)	67,965	152.6%
Financial Services	81,394	53,186	28,208	53.0%
EMEA	68,109	62,387	5,722	9.2%
Asia Pacific	42,815	31,821	10,994	34.5%
Latin America	4,196	9,205	(5,009)	(54.4%)
Corporate/Other	(67,708)	(67,329)	(379)	n/m

Total	$290,035	$202,253	$87,782	43.4%

	Six Months Ended
	June 30,
	2006	2005
Gross Profit as a % of revenue
Public Services	20.5%	23.2%
Commercial Services	8.5%	(12.7%)
Financial Services	36.6%	29.8%
EMEA	20.4%	17.7%
Asia Pacific	23.8%	19.4%
Latin America	11.1%	21.8%
Corporate/Other	n/m	n/m
Total	16.8%	11.4%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit decreased in the six months ended June 30, 2006, in large measure due to a $31.6 million increase in compensation expense related to hiring needs related to demand for our services. Significant declines in subcontractor usage improved gross profit in the six months ended June 30, 2006.

•	Commercial Services gross profit increased in the six months ended June 30, 2006 despite significantly lower revenue, primarily due to a $54.2 million year-over-year reduction in losses from the HT Contract. Other factors contributing to the increase in gross profit were the cost savings realized in 2006 from 2005 workforce realignments and reduced subcontractor expenses as a result of the increased use of internal resources.

•	Financial Services gross profit increased in the six months ended June 30, 2006, as higher revenue across all sectors more than offset increases in compensation expense related to a substantial increase in billable headcount. Also reducing gross profit was an increase in other direct contract expenses due to additional subcontractor usage driven by higher revenue.

•	EMEA gross profit increased in the six months ended June 30, 2006, due primarily to improved profitability in France, Ireland and Spain as a result of higher utilization and lower costs. Declines in compensation expense and other direct contract expenses also contributed to the increase in gross profit, though compensation expense for 2006 continued to be affected by severance and other costs related to the internal restructuring of the Company’s business in Germany.

•	Asia Pacific gross profit increased in the six months ended June 30, 2006 due to significant improvements in profitability and staff utilization in the Company’s businesses in Australia and China. Due to the high demand for resources in the Japanese market and limited availability of qualified personnel, increases in subcontractor expenses served to depress the growth of gross profit in the Company’s business in Japan. Significant regional improvements in compensation expense in 2006 derived from the 2005 workforce reductions in Japan and China were substantially offset by additional compensation expenses associated with the use of the Company’s personnel from outside the region in connection with a significant new telecommunications industry engagement in Australia.

•	Latin America gross profit decreased in the six months ended June 30, 2006, primarily due to declines in revenue in the region, combined with a slight increase in compensation expense that was driven by higher billable headcount to meet the expected growth of our business in the region, primarily Brazil.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the six months ended June 30, 2006 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $0.1 million to $1.0 million for the six months ended June 30, 2006 from $1.1 million for the six months ended June 30, 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $37.5 million, or 11.4%, to $365.3 million for the six months ended June 30, 2006 from $327.8 million for the six months ended June 30, 2005. SG&A expenses as a percentage of gross revenue increased to 21.2% in the six months ended June 30, 2006 from 18.6% for the six months ended June 30, 2005. The change was primarily due to increases in our finance and accounting costs, primarily for sub-contracted labor and other costs related to the closing of our 2005 financial statements.
     Interest Income. Interest income was $4.6 million and $3.0 million in the six months ended June 30, 2006 and 2005, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money markets during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.
     Interest Expense. Interest expense was $17.9 million and $16.9 million in the six months ended June 30, 2006 and 2005, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.
     Insurance Settlement. During the six months ended June 30, 2006, we recorded $38.0 million for an insurance settlement in connection with our settlement with HT. For more information, see Note 9, “Commitments and Contingencies,” of the Notes to Consolidated Condensed Financial Statements.
     Other Income (Expense), net. Other income, net was $1.7 million in the six months ended June 30, 2006 compared to other expense of $10.4 million in the six months ended June 30, 2005. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax expense of $25.6 million and $86.6 million for the six months ended June 30, 2006 and 2005, respectively. The principal reasons for the difference between the effective income tax rates on loss from continuing operations of (51.2)% and (57.4)% for the six months ended June 30, 2006 and 2005, respectively, were: a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, non-deductible meals and entertainment and other items.
     Net Loss. For the six months ended June 30, 2006, we incurred a net loss of $75.6 million, or a loss of $0.36 per share. Contributing to the net loss for the six months ended June 30, 2006 were $38.0 million of losses related to the previously mentioned settlements with telecommunication clients, $26.7 million accrued for bonuses payable to our employees, $21.5 million of stock-based compensation expense and $5.3 million of lease and facilities restructuring charges.
     For the six months ended June 30, 2005, we incurred a net loss of $237.4 million, or a loss of $1.18 per share. Included in our results for the six months ended June 30, 2005 were $110.1 million in operating losses related to the HT Contract, a $57.3 million increase in the valuation allowance primarily against our U.S. deferred tax assets, and $19.6 million of lease and facilities restructuring charges.

Liquidity and Capital Resources
     The following table summarizes the cash flow statements for the six months ended June 30, 2006 and 2005 (amounts are in thousands):

	Six Months Ended
	June 30,
			2006 to 2005
	2006	2005	Change
Net cash provided by (used in):
Operating activities	$(102,363)	$(98,592)	$(3,771)
Investing activities	68,718	(111,249)	179,967
Financing activities	(5,886)	251,906	(257,792)
Effect of exchange rate changes on cash and cash equivalents	7,385	(8,513)	15,898

Net (decrease) increase in cash and cash equivalents	$(32,146)	$33,552	$(65,698)

     Operating Activities. Net cash used in operating activities during the six months ended June 30, 2006 increased $3.8 million from the six months ended June 30, 2005. This increase was primarily attributable to the cash outflow to support the professional services and related expenses required under the HT Contract. These items were partially offset by improved profitability and a decrease in accounts receivable of $39.5 million during the six months ended June 30, 2006, compared to an increase during the six months ended June 30, 2005 of $26.9 million. This was due to a decrease in our DSOs to 104 days at June 30, 2006 from 111 days at June 30, 2005, largely due to more aggressive collection efforts.
     Investing Activities. Net cash provided by investing activities during the six months ended June 30, 2006 increased $180.0 million over the six months ended June 30, 2005. This increase was predominantly due to the change in the amount of restricted cash posted as collateral for letters of credit and surety bonds. The requirement to deposit and maintain cash collateral terminated as part of the March 31, 2006 amendment to the 2005 Credit Facility, and such cash collateral was released to us. This change was partially offset by an increase of $3.8 million in capital expenditures during the six months ended June 30, 2006 over the six months ended June 30, 2005.
     Financing Activities. Net cash used in financing activities for the six months ended June 30, 2006 was $5.9 million, primarily due to repayments of our Japanese term loans. Net cash provided by financing activities for the six months ended June 30, 2005 was $251.9 million, resulting primarily from the proceeds on the issuance of debentures with an aggregate principal amount of $290.0 million.
     In addition, issuances of common stock from our ESPP generated $0 and $14.9 million in cash during the six months ended June 30, 2006 and 2005, respectively. Because we are not current in our SEC periodic filings, we are unable to issue freely tradable shares of our common stock. Consequently, we were unable to make any public offerings of our common stock in 2006 or 2005 and have not issued shares under the LTIP or ESPP since early 2005. These sources of financing will remain unavailable to us until we are again current in our SEC periodic filings.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115,” (“SFAS 159”). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 159.
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2006, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our 2006 Form 10-K. There have been no material changes as of June 30, 2006 to our market risk exposure disclosed in our 2006 Form 10-K.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, management concluded that, as of December 31, 2006 and June 30, 2006, the Company’s disclosure controls and procedures were not effective.
     Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2006, we performed additional procedures, as disclosed in Form 10K for the year ended December 31, 2006, so that our consolidated financial statements as of and for the year ended December 31, 2006, including quarterly periods, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The completion of these and other procedures resulted in the identification of adjustments related to our consolidated financial statements as of and for the year ended December 31, 2006 and our consolidated condensed financial statements for the quarter ended June 30, 2006.
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