Form 10-Q
period 2006-09-30
BEARINGPOINT INC
filed 2007-06-29
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31451

BEARINGPOINT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	22-3680505
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)
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

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
EXPLANATORY NOTE
     As a result of significant delays in completing our consolidated financial statements for the year ended December 31, 2006 (“fiscal 2006”), we were unable to timely file with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. In addition, we were unable to timely file with the SEC our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
     We filed the 2006 Form 10-K on June 28, 2007. Due to the delay in the filing of this Quarterly Report, certain information presented in this Quarterly Report relates to significant events that have occurred subsequent to September 30, 2006.
     Contemporaneous with the filing of this Quarterly Report, we are filing our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.
 i

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
 ii

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$843,248	$831,401	$2,569,672	$2,597,979

Costs of service:
Professional compensation	411,130	412,261	1,264,072	1,295,179
Other direct contract expenses	214,282	215,511	670,685	746,492
Lease and facilities restructuring charges	961	882	6,249	20,487
Other costs of service	57,906	66,686	179,662	197,507

Total costs of service	684,279	695,340	2,120,668	2,259,665

Gross profit	158,969	136,061	449,004	338,314
Amortization of purchased intangible assets	515	567	1,545	1,699
Selling, general and administrative expenses	173,323	200,379	538,620	528,180

Operating loss	(14,869)	(64,885)	(91,161)	(191,565)
Interest income	1,554	2,759	6,118	5,792
Interest expense	(8,625)	(8,119)	(26,569)	(25,009)
Insurance settlement	—	—	38,000	—
Other income (expense), net	1,165	(1,193)	2,857	(11,546)

Loss before taxes	(20,775)	(71,438)	(70,755)	(222,328)
Income tax expense (benefit)	8,858	(1,014)	34,444	85,540

Net loss	$(29,633)	$(70,424)	$(105,199)	$(307,868)

Loss per share — basic and diluted	$(0.14)	$(0.35)	$(0.50)	$(1.53)

Weighted average shares — basic and diluted	212,195,647	201,237,326	211,934,766	200,945,176

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$268,899	$255,340
Restricted cash	3,190	121,247
Accounts receivable, net of allowances of $5,441 at September 30, 2006 and $9,326 at December 31, 2005	369,125	432,415
Unbilled revenue	400,466	355,137
Income tax receivable	8,313	10,867
Deferred income taxes	6,653	18,991
Prepaid expenses	49,701	35,875
Other current assets	70,005	40,345

Total current assets	1,176,352	1,270,217
Property and equipment, net	146,500	170,133
Goodwill	448,791	427,688
Other intangible assets, net	—	1,545
Deferred income taxes, less current portion	28,152	20,915
Other assets	82,728	81,928

Total assets	$1,882,523	$1,972,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$355	$6,393
Accounts payable	242,000	286,273
Accrued payroll and employee benefits	316,584	309,510
Deferred revenue	120,655	166,647
Income tax payable	44,290	41,839
Current portion of accrued lease and facilities charges	12,019	12,515
Deferred income taxes	16,515	10,095
Accrued legal settlements	59,863	38,601
Other current liabilities	140,448	169,624

Total current liabilities	952,729	1,041,497

Notes payable, less current portion	670,568	668,367
Accrued employee benefits	107,639	92,338
Accrued lease and facilities charges, less current portion	35,530	38,082
Deferred income taxes, less current portion	9,630	22,876
Income tax reserve	104,233	89,530
Other liabilities	100,240	65,308

Total liabilities	1,980,569	2,017,998

Commitments and contingencies (note 9)

Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 205,350,249 shares issued and 201,537,999 shares outstanding on September 30, 2006 and December 31, 2005	2,044	2,044
Additional paid-in capital	1,295,741	1,261,797
Accumulated deficit	(1,589,398)	(1,484,199)
Notes receivable from stockholders	(7,581)	(7,578)
Accumulated other comprehensive income	236,875	218,091
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ deficit	(98,046)	(45,572)

Total liabilities and stockholders’ deficit	$1,882,523	$1,972,426

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(105,199)	$(307,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	3,999	59,402
(Benefit) provision for doubtful accounts	(2,414)	2,202
Stock-based compensation	33,944	25,203
Depreciation and amortization of property and equipment	52,445	52,457
Amortization of purchased intangible assets	1,545	1,699
Lease and facilities restructuring charges	6,249	20,487
Amortization of debt issuance costs and debt accretion	6,420	10,400
Other	(270)	9,335
Changes in assets and liabilities:
Accounts receivable	72,738	(13,535)
Unbilled revenue	(41,087)	(65,229)
Income tax receivable, prepaid expenses and other current assets	(39,406)	(2,565)
Other assets	(3,674)	(8,892)
Accounts payable, accrued legal settlements and other current liabilities	(59,148)	84,305
Accrued payroll and employee benefits	(414)	14,620
Deferred revenue	(48,191)	23,006
Income tax reserve and other liabilities	47,939	(15,230)

Net cash used in operating activities	(74,524)	(110,203)

Cash flows from investing activities:
Purchases of property and equipment	(30,259)	(32,373)
Decrease (increase) in restricted cash	118,058	(19,140)

Net cash provided by (used in) investing activities	87,799	(51,513)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	14,897
Proceeds from issuance of notes payable	—	282,153
Repayments of notes payable	(6,506)	(8,787)
(Decrease) increase in book overdrafts	(810)	5,083
Payments made in lieu of stock issuance	—	(4,929)

Net cash (used in) provided by financing activities	(7,316)	288,417

Effect of exchange rate changes on cash and cash equivalents	7,600	(9,658)

Net increase in cash and cash equivalents	13,559	117,043
Cash and cash equivalents — beginning of period	255,340	244,810

Cash and cash equivalents — end of period	$268,899	$361,853

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation and Liquidity
     Basis of Presentation
     The accompanying unaudited interim Consolidated Condensed Financial Statements of BearingPoint, Inc. ( the “Company”) have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. These statements do not include all of the information and Note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with our Consolidated Financial Statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K and filed with the SEC on June 28, 2007 (the “2006 Form 10-K”). The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting solely of normal, recurring adjustments, except as noted below) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year.
     The interim Consolidated Condensed Financial Statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated. Certain of the Company’s consolidated foreign subsidiaries reported their results on a one-month reporting lag, which allowed additional time to compile results.
     During 2005, the Company identified certain errors in its previously reported financial statements. Because these changes are not material to the Company’s financial statements for the periods prior to 2005 or to 2005 taken as a whole, the Company corrected these errors in the first quarter of 2005. These adjustments included entries to correct errors in accounting for revenue, certain foreign tax withholdings, income taxes, and other miscellaneous items. Had these errors been recorded in the proper periods, the impact of the adjustments on the nine months ended September 30, 2005 would have been an increase to revenue and gross profit of $726 and $4,927, respectively, and a decrease to net loss of $15,445.
     Liquidity
     The interim Consolidated Condensed Financial Statements of the Company are prepared on a going concern basis, which assumes that the Company will continue its operations for the foreseeable future and will realize its assets and discharge its liabilities in the ordinary course of business. The Company has recently experienced a number of factors that have negatively impacted its liquidity, including the following:
•	The Company has experienced significant recurring net losses. At September 30, 2006, the Company had an accumulated deficit of $1,589,398 and a total stockholders’ deficit of $98,046.

•	The Company’s business has not generated positive cash from operating activities in certain quarters during fiscal years 2006 and 2005.

•	Due to the material weaknesses in its internal controls, the Company continues to experience significant delays in completing its consolidated financial statements and filing periodic reports with the SEC on a timely basis. Accordingly, the Company continues to devote substantial additional internal and external resources, and experience higher than expected fees for audit services.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
•	Through December 31, 2006, the Company incurred cumulative losses of $139,882 under a significant contract and a final settlement in 2007 with Hawaiian Telcom Communications, Inc. (“HT”), which consequently resulted in significantly less cash from operating activities in 2006 and, management believes, 2007.

•	The Company currently is a party to a number of disputes that involve or may involve litigation or other regulatory proceedings. See Note 9, “Commitments and Contingencies.”
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
     Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Generally, stock options granted have 10-year contractual terms and vest over three to four years from the date of grant. Stock-based awards, including shares of restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”), may be issued under the LTIP for consideration as determined by the Compensation Committee of the Board of Directors and will be settled with the existing authorized share base. As of September 30, 2006, the Company had stock options, restricted stock awards and RSUs outstanding.
     Activity for stock awards and options granted under the LTIP during the nine months ended September 30, 2006 was as follows:

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

		Options Outstanding
	Options/Shares		Weighted Average
	Available		Exercise
	for Grant	Number	Price per Share
Balance at December 31, 2005	7,609,567	45,676,141	$11.33
Additional shares authorized	—	—	—
Options granted	(600,400)	600,400	8.70
Options exercised	—	—	—
Options forfeited/canceled	9,152,650	(9,152,650)	12.08
Restricted stock awards, net of forfeitures	(6,505,415)	n/a	8.58

Balance at September 30, 2006	9,656,402	37,123,891	$11.10

     The Company adopted the modified prospective transition method permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and consequently has not adjusted results from prior years. Under the modified prospective transition method, compensation costs associated with awards for the three and nine months ended September 30, 2006 now include the expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense relating to any awards issued subsequent to December 31, 2005. For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through the passage of time, the grant date fair value of the award is recognized over the vesting period. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-tax effect of the change in accounting associated with the adoption of SFAS 123(R) was $7,035 and $23,025 for the three and nine months ended September 30, 2006, respectively, and the application of a forfeiture rate to compensation expense recognized in prior years was not considered significant for disclosure. The Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2006 include stock-based compensation expense of $12,429 and $33,944, respectively, related to stock option awards, restricted stock awards, RSUs, and the Company’s Employee Stock Purchase Plan (“ESPP”) and BE an Owner programs.
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
     The after-tax stock-based compensation impact of adopting SFAS 123(R) for the quarter ended September 30, 2006 was $6,772 and a $0.03 per share reduction to earnings per share. The after-tax stock-based compensation impact of adopting SFAS 123(R) for the nine months ended September 30, 2006 was $22,159 and a $0.10 per share reduction to earnings per share. Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” for its plans. Under this accounting method, stock-option awards that are granted with the exercise price at the current fair value of the Company’s common stock as of the date of the award generally did not require compensation expense to be recognized in the Consolidated Statements of Operations.
     As of September 30, 2006, unrecognized compensation costs and related weighted-average lives over which the costs will be amortized were as follows:

	Unrecognized	Weighted-
	Compensation	Average Life in
	Costs	Years
Stock options	$14,658	2.0
Restricted stock and stock unit awards	48,004	3.5
ESPP	5,421	1.3

Total	$68,083	3.0

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     The following table illustrates the pro forma effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s stock-based compensation plans for all of the periods shown:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss	$(70,424)	$(307,868)
Add back:
Total stock-based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	20,069	25,203

Deduct:
Total stock-based compensation expense recorded under fair value method for all stock awards, net of tax effects	(36,364)	(87,508)

Pro forma net loss	$(86,719)	$(370,173)

Loss per share:
Basic and diluted — as reported	$(0.35)	$(1.53)

Basic and diluted — pro forma	$(0.43)	$(1.84)

     Certain of the Company’s stock-based compensation awards continue to vest and do not accelerate vesting upon retirement or at the attainment of retirement eligibility, therefore, the requisite service period subsequent to attaining such eligibility is considered non-substantive. With the adoption of SFAS 123(R), the Company recognizes compensation expense related to stock-based awards issued on or after January 1, 2006 over the shorter of the requisite service period or the period to attainment of retirement eligibility. Certain awards granted to retirement-eligible employees prior to January 1, 2006 have not been accelerated and will continue to be amortized over their original vesting periods, until employment with the Company has terminated, at which point the compensation expense associated with any remaining unvested awards will be recognized. Had the Company adopted the retirement eligibility provisions of SFAS 123(R) to awards granted prior to January 1, 2006, the cumulative impact of the change in accounting would have been a reduction to expense of $501 during the three months ended September 30, 2006 and an increase to expense of $50 during the three months ended September 30, 2005 (pro forma) and a reduction to expense of $2,016 and $1,826 during the nine months ended September 30, 2006 and 2005 (pro forma), respectively.
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

						Weighted
					Weighted	Average
	Stock Price	Risk-Free		Expected	Average	Grant Date
	Expected	Interest	Expected	Dividend	Exercise	Fair
	Volatility	Rate	Life	Yield	Price	Value
Three months ended September 30, 2006	50.80%	4.69%	6	—	$8.70	$4.70
Three months ended September 30, 2005	50.32%	4.07%	6	—	$7.50	$3.94

Nine months ended September 30, 2006	50.80%	4.69%	6	—	$8.70	$4.70
Nine months ended September 30, 2005	51.08%	4.00%	6	—	$7.71	$4.57

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     The grant date fair value of the Company’s common stock purchased and/or expected to be purchased under the ESPP was estimated for the three and nine months ended September 30, 2006 and 2005 using the Black-Scholes option-pricing model with an expected volatility ranging between 30.4% and 70.0%, risk-free interest rates ranging from 1.03% to 3.29%, an expected life ranging from 6 to 24 months and an expected dividend yield of zero. For the nine months ended September 30, 2006 and 2005, the weighted average grant date fair value of shares purchased under the ESPP was $0 and $3.21, respectively.
     Stock Option Plans
     The following table details the weighted average remaining contractual life of options outstanding at September 30, 2006 by range of exercise prices:

	Outstanding Options (1)			Options Exercisable (1)
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Price	September 30, 2006	Life (Years)	Price	September 30, 2006	Price
$0.00 -$11.10	25,941,284	7.0	$8.86	21,215,905	$9.05
$11.11-$16.64	5,243,211	5.0	$13.25	5,243,211	$13.25
$16.65-$27.75	5,788,899	4.2	$18.03	5,788,899	$18.03
$49.95-$55.50	150,497	3.3	$55.50	150,497	$55.50

	37,123,891	6.3	$11.10	32,398,512	$11.55

Vested or Expected to vest at September 30, 2006 (1)	36,415,084	6.2

(1)	The aggregate intrinsic values for stock options outstanding, exercisable and vested or expected to vest as of September 30, 2006 of $1,891, $1,096 and $1,771, respectively, represent the total pre-tax intrinsic values based upon our closing stock price of $7.86 as of September 30, 2006 which would have been received by the option holders had all the in-the-money options been exercised as of that date
     Options exercisable at September 30, 2006 had a weighted average remaining contractual life of 6.0 years.
     Options exercisable at September 30, 2005 were 33,542,827, with a weighted average exercise price of $12.72.
     The aggregate intrinsic value for stock options exercised during the three and nine months ended September 30, 2005 was $0 and $185, respectively. The cash received in association with the stock options exercised during the nine months ended September 30, 2005 was $1,127. No stock options were exercised in the three and nine months ended September 30, 2006.
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
     Total compensation expense recorded in the three and nine months ended September 30, 2006 for stock options was $5,425 and $18,177, respectively.
Restricted Stock Units
     On March 25, 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to an aggregate of $165,000 in RSUs under the LTIP to the Company’s current managing directors (“MDs”) and a limited

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
number of key employees, and delegated to the Company’s officers the authority to grant these awards. The following table summarized the RSU activity under this authorization during the nine months ended September 30, 2006:

		Weighted
		Average
		Grant
		Date Fair
	Number of RSUs	Value
Outstanding at December 31, 2005	13,268,265	$7.61
Granted	6,879,594	8.54
Settled	—	—
Forfeited	(399,487)	7.80

Outstanding at September 30, 2006	19,748,372	$7.93

     The total fair value of RSUs that vested, net of forfeitures, in the three months ended September 30, 2006 and 2005 was approximately $5,394 and $19,868, respectively. The total fair value of RSUs that vested, net of forfeitures, in the nine months ended September 30, 2006 and 2005 was approximately $10,919 and $21,359, respectively. The vesting and settlement terms for the RSUs granted during 2006 are described below:
•	5,412,756 RSUs generally vest 25% on each January 1 of calendar years 2007 through 2010 and settle 25% per year starting January 1, 2009;

•	1,287,486 RSUs generally either: (i) cliff vest and settle three years from the grant date; or (ii) vest and settle over two to four years from the grant date; and

•	179,352 RSUs vest immediately on the grant date, and generally settle on the grant date or settle over one to six years from the grant date.
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
     As of September 30, 2006, the Company had 19,748,372 RSUs outstanding (excluding approximately 141,541 RSUs awarded to recipients in China where local laws require a cash settlement), with a grant date weighted average fair value of $7.93.
Employee Stock Purchase Plan
     The Company’s ESPP was adopted on October 12, 2000 and allows eligible employees to purchase shares of the Company’s common stock at a discount, up to a maximum of $25 at fair value, through accumulated payroll deductions of 1% to 15% of their compensation. Under the ESPP, shares of the Company’s common stock were purchased at 85% of the lesser of the fair market value at the beginning of the 24-month offering period (the “Look-Back Purchase Price”), and the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. In 2005, the Board of Directors amended the ESPP to remove the 24-month Look-Back Purchase Price for all future offering periods under the ESPP. As amended, future offering periods will be a 6-month offering period and the purchase price for the Company’s common stock will be calculated at a 15% discount from the closing price on the last day of the 6-month offering period. The purchase price of the Company’s common stock for the purchase period in effect at the time of such amendment was grandfathered from this change (i.e., the purchase price was the lower of the Look-Back Purchase Price and the fair market value at the end of the purchase period) (the “Grandfathered Offering Period”). On April 18, 2007, the Board of Directors amended the ESPP to eliminate the Look-Back Purchase Price for the Grandfathered Offering Period. As amended, the purchase price for the Grandfathered Offering Period will be 85% of the fair market value of the Company’s common stock at the end of the Grandfathered Offering Period. During the nine months ended September 30, 2006 and 2005, employees purchased a total of 0 and 2,053,154 shares for $0 and $13,769, respectively. As of September 30, 2006, 23,749,276 shares of common stock remained available for issuance under the ESPP. Employee contributions to the ESPP held by the Company were approximately $23,109 at September 30, 2006. These amounts are included in cash and cash equivalents and are repayable on demand.
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
     The 15% discount offered to employees under these plans represents a cost to the Company that must be recognized in the Consolidated Condensed Statements of Operations in accordance with SFAS 123(R). As a result compensation expense of $1,610 and $4,848 was recognized for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, approximately $2,545 and $9,818, respectively, were included in the pro forma disclosure for compensation expense under SFAS 123.
Note 3. Notes Payable
     Notes payable consist of the following:

	September 30,	December 31,
	2006	2005
Current portion:
Yen-denominated term loan (January 31, 2003)	$—	$2,803
Yen-denominated term loan (June 30, 2003)	—	1,402
Other	355	2,188

Total current portion	355	6,393

Long-term portion:
Series A and Series B Convertible Debentures	450,000	450,000
April 2005 Convertible Debentures	200,000	200,000
July 2005 Convertible Debentures (net of discount of $19,432 and $21,946, respectively)	20,568	18,054
Other	—	313

Total long-term portion	670,568	668,367

Total notes payable	$670,923	$674,760

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
     The entire $150,000 under the 2005 Credit Facility was not always available to the Company because, among other things: (i) certain accounts receivable for government contracts could not be included in the calculation of the borrowing base without obtaining certain consents (this restriction was removed by amendment on March 30, 2006); and (ii) delays in the Company’s ability to provide month-end account receivables reports negatively impacted the Company’s ability to include such account receivables as part of the borrowing base, which determined the amount the Company could borrow under the 2005 Credit Facility. Borrowings available under the 2005 Credit Facility are used for general corporate purposes. As of September 30, 2006, the Company had approximately $21,810 available under the borrowing base.
     In addition, prior to the March 30, 2006 amendment, the Company was required to cash collateralize 105% of its borrowings, including any outstanding letters of credit, under the 2005 Credit Facility and any accrued and unpaid interest and fees thereon. As of September 30, 2006, the Company had no borrowings under the 2005 Credit Facility but had letters of credit outstanding of approximately $82,288. The Company was charged an annual rate of 2.75% for the credit spread and other fees for its outstanding letters of credit. The Company fulfilled its obligation to cash collateralize using cash on hand. The requirement to deposit and maintain cash collateral terminated as part of the March 30, 2006 amendment to the 2005 Credit Facility, and such cash collateral was released to the Company.
     Interest on loans (other than swingline loans) under the 2005 Credit Facility was calculated, at the Company’s option, at a rate equal to LIBOR, or, for dollar-denominated loans, at a rate equal to the higher of the bank’s corporate base rate or the Federal funds rate plus 50 basis points (“Base Rate Loans”). No matter which rate the Company chose, an applicable

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
margin was added that varied depending upon availability under the revolver and the status of the Company’s SEC periodic filings. For Base Rate Loans and LIBOR loans, the applicable margins were 1.00% and 2.00%, respectively, as the Company was not current in its SEC periodic filings during the term of the facility. As of September 30, 2006, the interest rate under the 2005 Credit Facility was 7.37%.
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

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 4. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, restricted stock units, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method. During the three months ended September 30, 2006 and 2005, 129,231,298 and 142,195,249 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive. During the nine months ended September 30, 2006 and 2005, 132,080,967 and 118,733,078 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.
Note 5. Comprehensive Loss
     The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(29,633)	$(70,424)	$(105,199)	$(307,868)
Foreign currency translation adjustment, net of tax (a)	(6,555)	1,127	13,454	(45,946)
Minimum pension liability	—	—	5,329	—

Comprehensive loss	$(36,188)	$(69,297)	$(86,416)	$(353,814)

(a)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of the Euro and Japanese Yen against the U.S. dollar.
Note 6. Segment Reporting
     The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its three North America industry groups (Public Services, Financial Services and Commercial Services), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Company’s 2006 Form 10-K. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss. Performance of the segments is evaluated on operating income excluding the costs of infrastructure and shared service costs (such as facilities, information systems, finance and accounting, human resources, legal and marketing),which is represented by the Corporate/Other segment. Beginning in 2005, the Company combined its Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2006		2005
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$333,825	$61,565	$316,063	$45,892
Commercial Services	133,253	20,572	160,030	17,585
Financial Services	97,161	26,184	103,709	31,108
EMEA	167,089	28,420	152,049	9,259
Asia Pacific	91,609	20,841	77,811	15,477
Latin America	18,758	(125)	21,370	2,779
Corporate/Other	1,553	(172,326)	369	(186,985)

Total	$843,248	$(14,869)	$831,401	$(64,885)

	Nine Months Ended
	September 30,
	2006		2005
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$1,006,022	$184,370	$994,501	$184,987
Commerical Services	409,683	32,433	509,994	(47,034)
Financial Services	319,833	95,919	282,226	72,887
EMEA	501,696	80,754	504,620	56,550
Asia Pacific	271,671	57,054	241,786	40,400
Latin America	56,639	1,984	63,548	9,864
Corporate/Other	4,128	(543,675)	1,304	(509,219)

Total	$2,569,672	$(91,161)	$2,597,979	$(191,565)

Note 7. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill, at the reporting unit level, for the nine months ended September 30, 2006 were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,	Impairment	Translation	September 30,
	2005	Charge	Adjustment	2006
Public Services	$23,581	$—	$—	$23,581
Financial Services	9,210	—	—	9,210
EMEA	325,262	—	20,650	345,912
Asia Pacific	68,562	—	415	68,977
Latin America	871	—	38	909
Corporate/Other	202	—	—	202

Total	$427,688	$—	$21,103	$448,791

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

     For the three months ended September 30, 2006 and 2005, amortization expense related to identifiable intangible assets was $515 and $567, respectively. For the nine months ended September 30, 2006 and 2005, amortization expense related to identifiable intangible assets was $1,545 and $1,699, respectively.
Note 8. Restructuring Activities
     In connection with the Company’s previously announced office space reduction efforts, the Company recorded $961 and $6,249 in restructuring charges during the three and nine months ended September 30, 2006, respectively, related to lease, facility and other exit activities. The $961 charge, recorded within the Corporate/Other operating segment for the three months ended September 30, 2006, included $961 related to the fair value of future lease obligations (net of estimated sublease income). The $6,249 charge, recorded within the Corporate/Other operating segment for the nine months ended September 30, 2006, included $5,656 related to the fair value of future lease obligations (net of estimated sublease income) and $593 in other costs associated with exiting facilities. Since July 2003, the Company has incurred a total of $108,965 in lease and facilities related restructuring charges in connection with its office space reduction effort relating to the following regions: $15,270 in EMEA, $863 in Asia Pacific and $92,832 in North America. As of September 30, 2006, the Company has a remaining lease and facilities accrual of $47,549, of which $12,019 and $35,530 have been identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms which expire in 2014.
     Changes in the Company’s accrual for restructuring charges for the nine months ended September 30, 2006 were as follows:

Total
Balance at December 31, 2005	$50,597
Charges to operations	6,249
Payments	(9,876)
Other (a)	579

Balance at September 30, 2006	$47,549

(a)	Other changes in the restructuring accrual consist primarily of foreign currency translation adjustments.

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

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     Hawaiian Telcom Communications, Inc.
     The Company had a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which the Company was engaged to design, build and operate various information technology systems for the client. The Company incurred losses of $23,135 and $111,815 under this contract in the nine months ended September 30, 2006 and 2005, respectively. The HT Contract experienced delays in its build and deployment phases and contractual milestones were missed. The client alleged that the Company was responsible to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. The Company believed the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted its ability to perform, thereby causing it to incur significant damages. On February 8, 2007, the Company entered into a Settlement Agreement and Transition Agreement with the client. Pursuant to the Settlement Agreement, the Company paid $52,000 to the client, $38,000 of which was paid by certain of its insurers. In addition, the Company waived approximately $29,600 of invoices and other amounts otherwise payable by the client to the Company. The Transition Agreement governed its transitioning of the remaining work under the HT Contract to a successor provider, which has been completed.
     Telecommunications Company
     A telecommunications industry client initiated an “audit” of certain of the Company’s time and expense charges, alleging that the Company inappropriately billed the client for days claimed to be “non-work days,” such as days before and after travel days, travel days, overtime, and other alleged errors. A preliminary audit by the Company of the time and expense records for the project did not reveal the improprieties as alleged. On June 18, 2007, the Company and the client entered into a settlement resolving the client’s claims. In connection with the settlement, the Company will make six equal annual payments to the client in an aggregate amount of $24,000, with the first payment made on the signing date in return for a full release of the client's claims.
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
Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2006.
     Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of September 30, 2006, the Company had approximately $159,358 of outstanding surety bonds and $82,288 of outstanding letters of credit for which the Company may be required to make future payment.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 10. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and post-retirement medical cost for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Components of net periodic pension cost:
Service cost	$1,792	$1,591	$5,376	$4,773
Interest cost	1,107	1,042	3,321	3,126
Expected return on plan assets	(269)	(293)	(807)	(879)
Amortization of loss	256	4	768	12
Amortization of prior service cost	159	194	477	582
Curtailment	30	(208)	90	(624)
Settlement	(91)	(58)	(273)	(174)

Net periodic pension cost	$2,984	$2,272	$8,952	$6,816

Components of net periodic postretirement medical cost:
Service cost	$480	$314	$1,440	$942
Interest cost	184	143	552	429
Amortization of losses	39	18	117	54
Amortization of prior service cost	120	120	360	360

Net periodic postretirement medical cost	$823	$595	$2,469	$1,785

Note 11. Income Taxes
     For the three and nine months ended September 30, 2006, the Company recognized losses before taxes of $20,775 and $70,755, respectively and provided for taxes of $8,858 and $34,444, respectively, resulting in an effective tax rate of (42.6%) and (48.7%), respectively. For the three months ended September 30, 2006, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, the mix of income attributable to foreign versus domestic tax jurisdictions, non-deductible meals and entertainment, changes in income tax reserves, state and local income taxes, and other items. For the nine months ended September 30, 2006, the effective tax rate varied from the U.S. federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, non-deductible meals and entertainment, state and local income taxes, other items and the mix of income attributable to foreign versus domestic tax jurisdictions.
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
     For the nine months ended September 30, 2005, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, non-deductible meals and entertainment, state and local income taxes, other items and the mix of income attributable to foreign versus domestic tax jurisdictions. In the three months ended September 30, 2005, the Company recorded a U.S. federal income tax benefit in the amount of $6,100 due to the ability to carryback U.S. Federal net operating losses to prior years. The Company received the federal income tax refund in the three months ended December 31, 2006.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 12. Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No.109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this Interpretation in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on its Consolidated Financial Statements.
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
     We filed the 2006 Form 10-K on June 28, 2007. Due to the delay in the filing of this Quarterly Report, certain information presented in this Quarterly Report relates to significant events that have occurred subsequent to September 30, 2006.
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
Three and Nine Months Ended September 30, 2006 Highlights
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
          A summary of our financial highlights for the three and nine months ended September 30, 2006 is presented below. For information on additional highlights occurring throughout fiscal 2006, please refer to our 2006 Form 10-K;
•	New contract bookings for the three months ended September 30, 2006 were $813.3 million, an increase of $42.3 million, or 5.5%, over new contract bookings of $771.0 million for the three months ended September 30, 2005. New contract bookings for the nine months ended September 30, 2006 were $2,431.0 million, an increase of $2.7 million over new contract bookings of $2,428.3 million for the nine months ended September 30, 2005. During the three months ended September 30, 2006, new contract bookings increased in our EMEA and Commercial Services industry groups, which were offset by decreased bookings in our Financial Services industry group. For the nine months ended September 30, 2006, new contract bookings in our EMEA, Latin American and Asia Pacific regions increased significantly, while bookings in our Commercial Services and Financial Services industry groups had decreased in the nine months ended September 30, 2005. Bookings in our Public Services industry group were also significantly higher in 2006.

•	Our revenue for the three months ended September 30, 2006 was $843.2 million, an increase of $11.8 million, or 1.4%, over revenue of $831.4 million for the three months ended September 30, 2005. Our revenue for the nine months ended September 30, 2006 was $2,569.7 million, a decrease of $28.3 million, or 1.1%, from revenue for the nine months ended September 30, 2005 of $2,598.0 million. For the three months ended September 30, 2006, revenue increased in our Public Services industry group and our EMEA and Asia Pacific regions, and was partially offset by a significant revenue decline in our Commercial Services industry group. For the nine months ended September 30, 2006, revenue decreased in our Commercial Services industry group due to revenue declines associated with the settlement of disputes with two significant telecommunications industry clients. These decreases were partially offset by increased revenue in our Financial Services industry group as well as revenue growth in Asia Pacific.

•	Our gross profit for the three months ended September 30, 2006 was $159.0 million, compared with $136.1 million for the three months ended September 30, 2005. Gross profit as a percentage of revenue increased to 18.9% during the three months ended September 30, 2006 from 16.4% during the three months ended September 30, 2005. Increased revenue as well as reductions in professional compensation expense and other direct contract expenses contributed to this improvement. Our gross profit for the nine months ended September 30, 2006 was $449.0 million, compared with $338.3 million for the nine months ended September 30, 2005. Gross profit as a percentage of revenue increased to 17.5% during the nine months ended September 30, 2006 from 13.0% during the nine months ended September 30, 2005. The increase was primarily due to significant reductions in professional compensation expense and other direct contract expenses.

•	We incurred SG&A expenses of $173.3 million in the third quarter of 2006, representing a decrease of $27.1 million or 13.5%, from SG&A expenses of $200.4 million in the third quarter of 2005. We incurred SG&A expenses of $538.6 million in the nine months ended September 30, 2006, representing an increase of $10.4 million or 2.0%, over SG&A expenses of $528.2 million in the nine months ended September 30, 2005. While we achieved cost savings by reducing the size of our sales force and other business development expenses during the nine months ended September 30, 2006, continuing increases in our finance and accounting costs, primarily for sub-contracted labor and other costs related to the closing of our 2005 financial statements, significantly offset these cost savings.

•	During the nine months ended September 30, 2006, we realized a net loss of $105.2 million, or a loss of $0.50 per share, compared to a net loss of $307.9 million, or a loss of $1.53 per share, during the nine months ended September 30, 2005. The decline in net loss in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was attributable to several factors, including:

•	Our gross profit for the nine months ended September 30, 2006 improved Company-wide, compared to our gross profit for the nine months ended September 30, 2005, representing an increase of $110.7 million;

•	We recorded $38.0 million in the nine months ended September 30, 2006 for an insurance settlement in connection with our settlement with Hawaiian Telcom Communications, Inc. (the “HT Contract”); and

•	Our income tax provision for the nine months ended September 30, 2006 was lower than our income tax provision for the nine months ended September 30, 2005, as the 2005 amount included a $57.3 million increase to valuation allowance primarily against our U.S. deferred tax assets.
Contributing to the net loss for the nine months ended September 30, 2006 were $43.1 million of losses related to the previously mentioned settlements with telecommunication clients, $39.3 million accrued for bonuses payable to our employees, $33.9 million of stock-based compensation expense and $6.2 million of lease and facilities restructuring charges.

•	Utilization for the three months ended September 30, 2006 was 77.2%, an increase of 250 basis points over the three months ended September 30, 2005. Utilization for the nine months ended September 30, 2006 remained flat at 75.8%, compared to the nine months ended September 30, 2005. Utilization for the three months ended March 31, 2007 was 76.6%.

•	Free cash flow for nine months ended September 30, 2006 and 2005 was ($104.8) million and ($142.6) million, respectively. Net cash used in operating activities in the nine months ended September 30, 2006 and 2005 was ($74.5) million and ($110.2) million, respectively. Purchases of property and equipment in the nine months ended September 30, 2006 and 2005 were $30.3 million and $32.4 million, respectively. We use free cash flow as a measure of recurring operating cash flow. The change in free cash flow for the nine-month period resulted primarily due to the following:
•	We experienced higher operating profitability in our business, as evidenced by the sharp decline in operating loss for 2006 as compared 2005. We also lowered our DSOs through enhancements in our cash collections efforts. At September 30, 2006, our DSOs stood at 96 days, representing a decrease of 12 days, or 11%, from our DSOs at September 30, 2005. Our continued focus on this metric during 2006 improved our free cash flow by $86.3 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

•	We experienced greater cash outflows in 2006 due to payments made for professional services and related expenses accrued under the HT Contract during 2005, and in connection with our settlement with Peregrine Systems, Inc.
•	As of September 30, 2006, we had approximately 17,400 full-time employees, including approximately 15,300 consulting professionals. This represented a decrease in billable headcount of approximately 0.6% from our headcount at September 30, 2005 of 17,600 and 15,400 respectively. As of March 31, 2007, we had approximately 17,500 full-time employees, including approximately 15,200 consulting professionals.

•	Our voluntary, annualized attrition rate for the three months ended September 30, 2006 was 28.3%, compared to 27.2% for the three months ended September 30, 2005. The highly competitive industry in which we operate, and our continuing issues related to our North American financial reporting systems and internal controls, have made it particularly critical and challenging for us to attract and retain experienced personnel. Our voluntary, annualized attrition rate for the three months ended March 31, 2007 was 23.9%.
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
Segments
          Our reportable segments for the three and nine months ended September 30, 2006 consist of our three North America industry groups (Public Services, Commercial Services, and Financial Services), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Revenue and gross profit information about our segments are presented below, starting with each of our industry groups and then with each of our three international regions (in order of size).
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
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
          Revenue. Our revenue for the third quarter of 2006 was $843.2 million, an increase of $11.8 million, or 1.4%, over revenue of $831.4 million for the third quarter of 2005. The following tables present certain revenue information and performance metrics for each of our reportable segments for the third quarters of years 2006 and 2005. Amounts are in thousands, except percentages.

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Revenue
Public Services	$333,825	$316,063	$17,762	5.6%
Commercial Services	133,253	160,030	(26,777)	(16.7%)
Financial Services	97,161	103,709	(6,548)	(6.3%)
EMEA	167,089	152,049	15,040	9.9%
Asia Pacific	91,609	77,811	13,798	17.7%
Latin America	18,758	21,370	(2,612)	(12.2%)
Corporate/Other	1,553	369	1,184	n/m

Total	$843,248	$831,401	$11,847	1.4%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	5.6%	5.6%
Commercial Services	0.0%	(16.7%)	(16.7%)
Financial Services	0.0%	(6.3%)	(6.3%)
EMEA	4.7%	5.2%	9.9%
Asia Pacific	(2.1%)	19.8%	17.7%
Latin America	5.4%	(17.6%)	(12.2%)
Corporate/Other	n/m	n/m	n/m
Total	0.8%	0.6%	1.4%

n/m = not meaningful
•	Public Services revenue increased during the third quarter of 2006, with strong revenue growth in certain sectors, particularly in our State, Local and Education (“SLED”) and Healthcare sectors. This increase was partially offset by revenue decline in our Civilian business sector.

•	Commercial Services revenue decreased during the third quarter of 2006, primarily due to reduced customer demand for our services, particularly within the telecommunications industry.

•	Financial Services revenue decreased during the third quarter of 2006, primarily due to revenue declines in the Global Markets and Banking sectors, partially offset by revenue growth in the Insurance sector. Global Markets sector revenue declined as we increased the proportion of work derived from lower rate per hour offshore resources in response to client demand, which affected our revenue. The revenue decline in our Banking sector was attributable to a decline in activities in our existing client base, while the revenue increase in our Insurance sector was in response to industry-wide demand for major technology updates and upgrades to operational systems.

•	EMEA revenue increased during the third quarter of 2006, primarily as a result of the favorable impact of the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar and revenue growth in France, partially offset by significant revenue decline in Germany. Revenue growth in France was driven by an expanding systems integration practice and additional penetration into the French public sector market in 2006. Revenue in Germany declined significantly due to a combination of the impact of reductions in billable headcount precipitated by the restructuring of our business in Germany, increased pressure on pricing and a reduction in the spending levels of German public sector clients.

•	Asia Pacific revenue increased during the third quarter of 2006, primarily due to significant revenue growth in Australia and Japan. The revenue growth in Australia was primarily due to a significant new client engagement in the telecommunications industry. The revenue increase in Japan was due to revenue growth from system implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law, although a substantial portion of this revenue growth was derived from the use of subcontractors.

•	Latin America revenue decreased during the third quarter of 2006, due to decreases in local revenue growth in Mexico and Brazil, partially offset by the strengthening of foreign currencies in Latin America against the U.S. Dollar (particularly the Brazilian Real). Revenue in Mexico declined as they continue to restructure the business to position itself for future growth, while revenue in Brazil declined due to the significantly reduced activity of a large client engagement.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the third quarter of 2006, our revenue increased $11.8 million and total costs of service decreased $11.1 million when compared to the third quarter of 2005, resulting in an increase in gross profit of $22.9 million, or 16.8%. Gross profit as a percentage of revenue increased to 18.9% for the third quarter of 2006 from 16.4% for the third quarter of 2005. The change in gross profit for the third quarter of 2006 compared to the third quarter of 2005 resulted primarily from the following:
•	Professional compensation expense decreased as a percentage of revenue to 48.8% for the third quarter 2006, compared to 49.6% for the three months ended September 30, 2005. We experienced a net decrease in professional compensation expense of $1.1 million, or 0.3%, to $411.1 million for the three months ended September 30, 2006 from $412.3 million for the three months ended September 30, 2005. The decrease in professional compensation expense from 2005 was primarily related to the vesting of Retention RSUs during the third quarter of 2005.

•	Other direct contract expenses decreased slightly as a percentage of revenue to 25.4% for the three months ended September 30, 2006 compared to 25.9% for the three months ended September 30, 2005. We experienced a net decrease in other direct contract expenses of $1.2 million, or 0.6%, to $214.3 million for the three months ended September 30, 2006 from $215.5 million for the three months ended September 30, 2005. The increase was driven primarily by increased subcontractor usage during the third quarter of 2006.

•	Other costs of service as a percentage of revenue decreased to 6.9% for the third quarter of 2006 from 8.0% for the third quarter of 2005. We experienced a net decrease in other costs of service of $8.8 million, or 13.2%, to $57.9 million for the third quarter of 2006 from $66.7 million for the third quarter of 2005. The change was driven primarily by decreases in recruiting charges and bad debt expense.

•	During the third quarter of 2006 we recorded, within the Corporate/Other operating segment, a charge of $1.0 million related to lease, facilities and other exit activities, compared with a $0.9 charge related to lease, facilities and other exit activities in the third quarter of 2005. These charges related primarily to the fair value of future lease obligations associated with office space, primarily within the EMEA and North America regions, which we will no longer be using.

     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the third quarters of years 2006 and 2005. Amounts are in thousands, except percentages.

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
Gross Profit
Public Services	$69,190	$58,699	$10,491	17.9%
Commercial Services	26,735	26,679	56	0.2%
Financial Services	32,403	37,741	(5,338)	(14.1%)
EMEA	35,005	16,979	18,026	106.2%
Asia Pacific	23,823	19,019	4,804	25.3%
Latin America	1,071	3,649	(2,578)	(70.6%)
Corporate/Other	(29,258)	(26,705)	(2,553)	n/m

Total	$158,969	$136,061	$22,908	16.8%

	Three Months Ended
	September 30,
	2006	2005
Gross Profit as a % of revenue
Public Services	20.7%	18.6%
Commercial Services	20.1%	16.7%
Financial Services	33.3%	36.4%
EMEA	20.9%	11.2%
Asia Pacific	26.0%	24.4%
Latin America	5.7%	17.1%
Corporate/Other	n/m	n/m
Total	18.9%	16.4%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit increased in the third quarter of 2006, as higher revenue more than offset significant incremental increases in professional compensation expense related to hiring needs related to demand for our services.

•	Commercial Services gross profit increased slightly in the third quarter of 2006 despite lower revenue, primarily due to cost savings realized from 2005 workforce realignments and reduced subcontractor expenses as a result of the increased use of internal resources.

•	Financial Services gross profit decreased in third quarter of 2006, as lower revenue and slight increases in compensation expense more than offset savings in other direct contract expenses, primarily related to a decrease in subcontractor usage.

•	EMEA gross profit increased in the third quarter of 2006, due primarily to improved profitability in Ireland, France, and Spain as a result of higher utilization and lower costs. Slight declines in other direct contract expenses also contributed to the increase in gross profit.

•	Asia Pacific gross profit increased substantially in the third quarter of 2006, primarily due to significant improvements in profitability and staff utilization in the Company’s business in Australia and China. Due to the high demand for resources in the Japanese market and limited availability of qualified personnel, increases in subcontractor expenses served to depress the growth of gross profit in the Company’s business in Japan. Significant improvements in compensation expense in 2006 derived from the 2005 workforce reductions in China were more than offset by additional compensation expenses associated with the use of the Company’s personnel from outside the region in connection with a significant new telecommunications industry engagement in Australia.

•	Latin America gross profit decreased in the third quarter of 2006, as lower revenue more than offset savings in other direct contact expenses, primarily resulting from a reduction in subcontractor usage.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the third quarter of 2006 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $0.1 million to $0.5 million for the three months ended September 30, 2006 from $0.6 million for the three months ended September 30, 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $27.1 million, or 13.5%, to $173.3 million for the three months ended September 30, 2006 from $200.4 million for the three months ended September 30, 2005. SG&A expenses as a percentage of gross revenue decreased to 20.6% in the three months ended September 30, 2006 from 24.1% for the three months ended September 30, 2005. While we achieved cost savings by reducing the size of our sales force and other business development expenses during the third quarter of 2006, continuing increases in our finance and accounting costs, primarily for sub-contracted labor and other costs related to the closing of our 2005 financial statements, significantly offset these cost savings.
     Interest Income. Interest income was $1.6 million and $2.8 million in the three months ended September 30, 2006 and 2005, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The decrease in interest income was due to a lower level of cash available to be invested in money markets during the third quarter of 2006 as compared to the third quarter of 2005.
     Interest Expense. Interest expense was $8.6 million and $8.1 million in the three months ended September 30, 2006 and 2005, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in the third quarter of 2006 as compared to the third quarter of 2005.
     Other Income (Expense), net. Other income, net was $1.2 million in the three months ended September 30, 2006 compared to other expense, net of $1.2 million in the three months ended September 30, 2005. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense (Benefit). We incurred income tax expense of $8.9 million for the three months ended September 30, 2006 and income tax expense of $1.0 million for the three months ended September 30, 2005. The principal reasons for the difference between the effective income tax rate on loss from continuing operations of (42.6)% and the effective income tax rate on income from continuing operations of 1.4% for the three months ended September 30, 2006 and 2005 were: a change in valuation allowance, the mix of income attributable to foreign versus domestic tax jurisdictions, non-deductible meals and entertainment, changes in income tax reserves, state and local income taxes and other items.
     Net Loss. For the three months ended September 30, 2006, we incurred a net loss of $29.6 million, or a loss of $0.14 per share. Contributing to the net loss for the three months ended September 30, 2006 were $25.2 million of losses related to previously mentioned settlements with telecommunication clients, $12.6 million accrued for bonuses payable to our employees, $12.4 million of stock-based compensation expense and $1.0 million of lease and facilities restructuring charges.
     For the three months ended September 30, 2005, we incurred a net loss of $70.4 million, or a loss of $0.35 per share. Included in our results for the three months ended September 30, 2005 were $19.9 million of non-cash compensation expense related to retention RSUs, and $0.9 million of lease and facilities restructuring charges.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Revenue. Our revenue for the nine months ended September 30, 2006 was $2,569.7 million, a decrease of $28.3 million, or 1.1%, from revenue of $2,598.0 million for the nine months ended September 30, 2005. The following tables present certain revenue information and performance metrics for each of our reportable segments for the nine months ended September 30, 2006 and 2005. Amounts are in thousands, except percentages.

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Revenue
Public Services	$1,006,022	$994,501	$11,521	1.2%
Commercial Services	409,683	509,994	(100,311)	(19.7%)
Financial Services	319,833	282,226	37,607	13.3%
EMEA	501,696	504,620	(2,924)	(0.6%)
Asia Pacific	271,671	241,786	29,885	12.4%
Latin America	56,639	63,548	(6,909)	(10.9%)
Corporate/Other	4,128	1,304	2,824	n/m

Total	$2,569,672	$2,597,979	$(28,307)	(1.1%)

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	1.2%	1.2%
Commercial Services	0.0%	(19.7%)	(19.7%)
Financial Services	0.0%	13.3%	13.3%
EMEA	(1.5%)	0.9%	(0.6%)
Asia Pacific	(4.5%)	16.9%	12.4%
Latin America	9.2%	(20.1%)	(10.9%)
Corporate/Other	n/m	n/m	n/m
Total	(0.5%)	(0.6%)	(1.1%)

n/m = not meaningful
•	Public Services revenue increased during the nine months ended September 30, 2006, with strong revenue growth in most sectors, particularly in our SLED sector. This increase was partially offset by revenue decline in our Civilian business sector.

•	Commercial Services revenue decreased during the nine months ended September 30, 2006, primarily due to a $45.5 million year-over-year decrease in revenue associated with the HT Contract and a reduction of $20.0 million in revenue related to the resolution of a billings dispute with another large telecommunications client regarding an engagement completed in 2003. Reduced customer demand for our services, particularly within the telecommunications industry also affected our revenue. These decreases were partially offset by the recognition in the first quarter of 2006 of approximately $11.0 million in previously deferred revenue.

•	Financial Services revenue increased during the nine months ended September 30, 2006, primarily due to revenue growth in the Insurance and Banking sectors, partially offset by a decline in our Global Markets sector. Insurance sector revenue increased in response to industry-wide demand for major technology updates and upgrades to operational systems. Banking sector revenue increases were attributable to existing client engagements and the introduction of some new clients into our traditional client base. Global Markets sector revenue declined as we increased the proportion of work derived from lower rate per hour offshore resources in response to client demand, which affected our revenue.

•	EMEA revenue slightly decreased during the nine months ended September 30, 2006, primarily due to revenue decline in Germany, partially offset by revenue growth in France. Revenue in Germany declined significantly due to a combination of the impact of reductions in billable headcount precipitated by the restructuring of our business in Germany, increased pressure on pricing and a reduction in the spending levels of German public sector clients. Revenue growth in France was driven by an expanding systems integration practice and additional penetration into the French public sector market in 2006.

•	Asia Pacific revenue increased during the nine months ended September 30, 2006, primarily due to significant revenue growth in Australia and Japan. Australian revenue increased primarily due to a significant new client engagement in the telecommunications industry. Japanese revenue increased due to revenue growth from system implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law, though a substantial portion of this revenue growth was derived from the use of subcontractors. Asia Pacific revenue was negatively affected in 2006 by the weakening of foreign currencies against the U.S. dollar, primarily the Japanese Yen.

•	Latin America revenue decreased during the nine months ended September 30, 2006, due to decline in local revenue growth in Mexico and Brazil, partially offset by the strengthening of foreign currencies in Latin America against the U.S. Dollar (particularly the Brazilian Real). Revenue in Mexico declined as the practice continues to restructure the business to position itself for future growth, while revenue in Brazil declined due to the significantly reduced activity of a large client engagement.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the nine months ended September 30, 2006, our revenue decreased $28.3 million and total costs of service decreased $139.0 million when compared to the nine months ended September 30, 2005, resulting in an increase in gross profit of $110.7 million, or 32.7%. Gross profit as a percentage of revenue increased to 17.5% for the nine months ended September 30, 2006 from 13.0% for the nine months ended September 30, 2005. The change in gross profit for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted primarily from the following:
•	Professional compensation expense decreased as a percentage of revenue to 49.2% for the nine months ended September 30, 2006, compared to 49.9% for the nine months ended September 30, 2005. We experienced a net decrease in professional compensation expense of $31.1 million, or 2.4%, to $1,264.1 million for the nine months ended September 30, 2006 from $1,295.2 million for the nine months ended September 30, 2005. The decrease from the nine months ended September 30, 2005 was primarily due to higher professional compensation expense recorded in 2005 (as compared to 2006) related to the loss accrual for the HT Contract, partially offset by increasing payroll costs attributable to additional billable employees hired in the nine months ended September 30, 2006 in response to increased demand for our services.

•	Other direct contract expenses decreased as a percentage of revenue to 26.1% for the nine months ended September 30, 2006 compared to 28.7% for the nine months ended September 30, 2005. We experienced a net decrease in other direct contract expenses of $75.8 million, or 10.2%, to $670.7 million for the nine months ended September 30, 2006 from $746.5 million for the nine months ended September 30, 2005. The decrease was primarily due to higher other direct contract expenses recorded in the nine months ended September 30, 2005 related to the loss accrual for the HT Contract. In addition, the decline was driven by reduced subcontractor expenses as a result of the increased use of internal resources and a decrease of resales of procured materials.

•	Other costs of service as a percentage of revenue decreased to 7.0% for the nine months ended September 30, 2006 from 7.6% for the nine months ended September 30, 2005. We experienced a net decrease in other costs of service of $17.8 million, or 9.0%, to $179.7 million for the nine months ended September 30, 2006 from $197.5 million for the nine months ended September 30, 2005, which was primarily attributable to cost savings realized directly or indirectly from office space reduction efforts taken to date.

•	During the nine months ended September 30, 2006 we recorded, within the Corporate/Other operating segment, a charge of $6.2 million related to lease, facilities and other exit activities, compared with a $20.5 million charge related to lease, facilities and other exit activities in the nine months ended September 30, 2005. These charges related primarily to the fair value of future lease obligations associated with office space, primarily within the EMEA and North America regions, which we will no longer be using.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the nine months ended September 30, 2006 and 2005. Amounts are in thousands, except percentages.

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
Gross Profit
Public Services	$206,985	$216,213	$(9,228)	(4.3%)
Commercial Services	50,169	(17,852)	68,021	381.0%
Financial Services	113,797	90,927	22,870	25.2%
EMEA	103,114	79,366	23,748	29.9%
Asia Pacific	66,638	50,840	15,798	31.1%
Latin America	5,267	12,854	(7,587)	(59.0%)
Corporate/Other	(96,966)	(94,034)	(2,932)	n/m

Total	$449,004	$338,314	$110,690	32.7%

	Nine Months Ended
	September 30,
	2006	2005
Gross Profit as a % of revenue
Public Services	20.6%	21.7%
Commercial Services	12.2%	(3.5%)
Financial Services	35.6%	32.2%
EMEA	20.6%	15.7%
Asia Pacific	24.5%	21.0%
Latin America	9.3%	20.2%
Corporate/Other	n/m	n/m
Total	17.5%	13.0%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit decreased in the nine months ended September 30, 2006, despite higher revenue, due to increases in professional compensation expense related to hiring needs related to demand for our services as well as somewhat higher variable compensation payouts. This increase in compensation was partially offset by declines in subcontractor usage.

•	Commercial Services gross profit increased in the nine months ended September 30, 2006, despite significantly lower revenue, primarily due to a $50.7 million year-over-year reduction in losses from the HT Contract. Other factors contributing to the increase in gross profit were the cost savings realized from 2005 workforce realignments and reduced subcontractor expenses as a result of the increased use of internal resources.

•	Financial Services gross profit increased in the nine months ended September 30, 2006, as higher revenue more than offset increases in compensation expenses related to a substantial increase in billable headcount. Also reducing gross profit was an increase in other direct contract expenses due to additional subcontractor usage driven by higher revenue.

•	EMEA gross profit increased in the nine months ended September 30, 2006, due primarily to higher revenue and improved profitability in France and Ireland along with significantly improved profitability in Spain as a result of higher utilization and lower costs. Declines in compensation expense and other direct contract expenses also contributed to the increase in gross profit, though compensation expense for 2006 continued to be affected by severance and other costs related to the internal restructuring of the Company’s German practice.

•	Asia Pacific gross profit increased in the nine months ended September 30, 2006, primarily due to significant improvements in profitability and staff utilization in the Company’s businesses in Australia and China. Due to the high demand for resources in the Japanese market and limited availability of qualified personnel, increases in subcontractor expenses served to depress the growth of gross profit in the Company’s Japanese operations. Significant regional improvements in compensation expense derived from the 2005 workforce reductions in Japan and China were more than offset by additional compensation expenses associated with the use of the Company’s personnel from outside the region in connection with a significant new telecommunications industry engagement in Australia.

•	Latin America gross profit decreased in the nine months ended September 30, 2006, as lower revenue and a slight increase in compensation expenses more than offset a decrease in other direct contract expenses. The increase in compensation expenses was driven by higher billable headcount to meet the growth of our business in the region, predominantly Brazil.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the nine months ended September 30, 2006 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets decreased $0.2 million to $1.5 million for the nine months ended September 30, 2006 from $1.7 million for the nine months ended September 30, 2005.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.4 million, or 2.0%, to $538.6 million for the nine months ended September 30, 2006 from $528.2 million for the nine months ended September 30, 2005. SG&A expenses as a percentage of gross revenue increased to 21.0% in the nine months ended September 30, 2006 from 20.3% for the nine months ended September 30, 2005. This change was attributable to continuing increases in our finance and accounting costs, primarily for sub-contracted labor and other costs related to the closing of our 2005 financial statements, which were significantly offset by cost savings from the reduction in the size of the Company’s sales force and reducing other business development expenses.
     Interest Income. Interest income was $6.1 million and $5.8 million in the nine months ended September 30, 2006 and 2005, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money markets during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
     Interest Expense. Interest expense was $26.6 million and $25.0 million in the nine months ended September 30, 2006 and 2005, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher average debt balances in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
     Insurance Settlement. During the nine months ended September 30, 2006, we recorded $38.0 million for an insurance settlement in connection with our settlement with HT. See Note 9, “Commitments and Contingencies,” of the Notes to Consolidated Condensed Financial Statements for more information.
     Other Income (Expense), net. Other income, net was $2.9 million in the nine months ended September 30, 2006 and other expense, net was $11.5 million in the nine months ended September 30, 2005. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax expense of $34.4 million for the nine months ended September 30, 2006 and income tax expense of $85.5 million for the nine months ended September 30, 2005. The principal reasons for the difference between the effective income tax rates on loss from continuing operations of (48.7)% and (38.5)% for the nine months ended September 30, 2006 and 2005, respectively, were: a change in valuation allowance, changes in income tax reserves, non-deductible meals and entertainment, state and local income taxes, other items and the mix of income attributable to foreign versus domestic tax jurisdictions.
     Net Loss. For the nine months ended September 30, 2006, we incurred a net loss of $105.2 million, or a loss of $0.50 per share. Contributing to the net loss for the nine months ended September 30, 2006 were $43.1 million of losses related to the previously mentioned settlements with telecommunication clients, $39.3 million accrued for bonuses payable to our employees, $33.9 million of stock-based compensation expense and $6.2 million of lease and facilities restructuring charges.
     For the nine months ended September 30, 2005, we incurred a net loss of $307.9 million, or a loss of $1.53 per share. Included in our results for the nine months ended September 30, 2005 were $111.8 million related to the HT Contract, $21.4 million of non-cash compensation expense related to the vesting of Retention RSUs, a $57.3 million increase in valuation allowance primarily against our U.S. deferred tax assets and $20.5 million of lease and facilities restructuring charges.
Liquidity and Capital Resources
     The following table summarizes the cash flow statements for the nine months ended September 30, 2006 and 2005 (amounts are in thousands):

	Nine Months Ended
	September 30,
			2006 to 2005
	2006	2005	Change
Net cash provided by (used in):
Operating activities	$(74,524)	$(110,203)	$35,679
Investing activities	87,799	(51,513)	139,312
Financing activities	(7,316)	288,417	(295,733)
Effect of exchange rate changes on cash and cash equivalents	7,600	(9,658)	17,258

Net increase in cash and cash equivalents	$13,559	$117,043	$(103,484)

     Operating Activities. Net cash used in operating activities during the nine months ended September 30, 2006 decreased $35.7 million over the nine months ended September 30, 2005. This decrease was primarily attributable to improved profitability and a decrease in accounts receivable of $72.7 million during the nine months ended September 30, 2006, compared to an increase during the nine months ended September 30, 2005 of $13.5 million. This was due to a decrease in our DSOs to 96 days at September 30, 2006 from 108 days at September 30, 2005, largely due to more aggressive collection efforts. These items were partially offset by the cash outflow to support the professional services and related expenses required under the HT Contract, and, to a lesser extent, payments made for the Peregrine settlement.
     Investing Activities. Net cash provided by investing activities during the nine months ended September 30, 2006 increased $139.3 million over the nine months ended September 30, 2005. This increase was predominantly due to the change in the amount of restricted cash posted as collateral for letters of credit and surety bonds. The requirement to deposit and maintain cash collateral terminated as part of the March 31, 2006 amendment to the 2005 Credit Facility, and such cash collateral was released to us.
     Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2006 was $7.3 million, primarily due to repayments of our Japanese term loans. Net cash provided by financing activities for the nine months ended September 30, 2005 was $288.4 million, resulting primarily from the proceeds on the issuance of debentures with an aggregate principal amount of $290.0 million.
     In addition, issuances of common stock from our ESPP generated $0 and $14.9 million in cash during the nine months ended September 30, 2006 and 2005, respectively. Because we are not current in our SEC periodic filings, we are unable to issue freely tradable shares of our common stock. Consequently, we were unable to make any public offerings of our common stock in 2006 or 2005 and have not issued shares under the LTIP or ESPP since early 2005. These sources of financing will remain unavailable to us until we are again current in our SEC periodic filings.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2006, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our 2006 Form 10-K. There have been no material changes as of September 30, 2006 to our market risk exposure disclosed in our 2006 Form 10-K.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, management concluded that, as of December 31, 2006 and September 30, 2006, the Company’s disclosure controls and procedures were not effective.
     Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2006, we performed additional procedures, as disclosed in Form 10K for the year ended December 31, 2006, so that our consolidated financial statements as of and for the year ended December 31, 2006, including quarterly periods, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The completion of these and other procedures resulted in the identification of adjustments related to our consolidated financial statements as of and for the year ended December 31, 2006 and our consolidated condensed financial statements for the quarter ended September 30, 2006.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     a)       None.
     b)       None.
ITEM 6. EXHIBITS
     a) Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of May 5, 2004, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2004.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

10.1	Amendment No. 5 to Amended and Restated 401(k) Plan, effective as of September 14, 2006, which is incorporated by reference to Exhibit 10.31 from the Company’s Form 10-K for the year ended December 31, 2006.

10.2	Letter Agreement dated October 3, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.95 from the Company’s Form 10-K for the year ended December 31, 2005.

10.3	Restricted Stock Unit Agreement for 292,000 restricted stock units, dated September 19, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.96 from the Company’s Form 10-K for the year ended December 31, 2005.

10.4	Restricted Stock Unit Agreement for 94,000 restricted stock units, dated September 19, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.97 from the Company’s Form 10-K for the year ended December 31, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

99.1	“Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.
DATE: June 28, 2007	By:	/s/ Judy A. Ethell
Judy A. Ethell
Chief Financial Officer