Form 10-Q
period 2007-03-31
BEARINGPOINT INC
filed 2007-09-07
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31451

BEARINGPOINT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3680505 (IRS Employer Identification No.)

1676 International Drive, McLean, VA (Address of principal executive offices)	22102 (Zip Code)
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock of the Registrant outstanding as of September 4, 2007 was 202,205,473.

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007
EXPLANATORY NOTE
     As a result of significant delays in completing our consolidated financial statements for the year ended December 31, 2006 (“fiscal 2006”), we were unable to timely file with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), our Quarterly Reports on Form 10-Q for fiscal 2006 (the “2006 Forms 10-Q”) and our Quarterly Reports on Form 10-Q for each of the three months ended March 31, 2007 and June 30, 2007, respectively.
     We filed the 2006 Form 10-K on June 28, 2007 and the 2006 Forms 10-Q on June 29, 2007. Due to the delay in the filing of this Quarterly Report on Form 10-Q, certain information presented in this Quarterly Report relates to significant events that have occurred subsequent to the period generally covered in a Form 10-Q for the three months ended March 31, 2007.

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$866,252	$833,744

Costs of service:
Professional compensation	471,715	429,249
Other direct contract expenses	198,771	242,394
Lease and facilities restructuring (credits) charges	(4,887)	2,800
Other costs of service	68,593	60,827

Total costs of service	734,192	735,270

Gross profit	132,060	98,474

Amortization of purchased intangible assets	—	515
Selling, general and administrative expenses	177,244	188,913

Operating loss	(45,184)	(90,954)

Interest income	1,752	2,251
Interest expense	(10,869)	(8,966)
Insurance settlement	—	38,000
Other income, net	95	378

Loss before taxes	(54,206)	(59,291)
Income tax expense	7,500	13,422

Net loss	$(61,706)	$(72,713)

Loss per share — basic and diluted	$(0.29)	$(0.34)

Weighted average shares — basic and diluted	214,372,953	211,704,290

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$245,479	$389,571
Restricted cash	3,288	3,097
Accounts receivable, net of allowances of $5,938 at March 31, 2007 and $5,927 at December 31, 2006	341,417	361,638
Unbilled revenue	432,487	341,357
Income tax receivable	9,192	1,414
Deferred income taxes	8,555	7,621
Prepaid expenses	30,620	33,677
Other current assets	27,473	65,611

Total current assets	1,098,511	1,203,986
Property and equipment, net	141,112	146,392
Goodwill	460,759	463,446
Deferred income taxes, less current portion	46,142	41,663
Other assets	89,775	83,753

Total assets	$1,836,299	$1,939,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$—	$360
Accounts payable	251,688	295,109
Accrued payroll and employee benefits	384,264	344,715
Deferred revenue	117,697	131,313
Income tax payable	30,223	33,324
Current portion of accrued lease and facilities charges	15,474	17,126
Deferred income taxes	26,881	20,109
Accrued legal settlements	7,443	59,718
Other current liabilities	131,808	135,837

Total current liabilities	965,478	1,037,611
Notes payable, less current portion	672,454	671,490
Accrued employee benefits	120,056	116,087
Accrued lease and facilities charges, less current portion	42,050	49,792
Deferred income taxes, less current portion	13,794	7,984
Income tax reserve	224,325	108,499
Other liabilities	136,387	125,078

Total liabilities	2,174,544	2,116,541

Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 205,406,249 shares issued and 201,593,999 shares outstanding on March 31, 2007 and December 31, 2006	2,044	2,044
Additional paid-in capital	1,331,420	1,315,190
Accumulated deficit	(1,879,561)	(1,697,639)
Notes receivable from stockholders	(7,466)	(7,466)
Accumulated other comprehensive income	251,045	246,297
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ deficit	(338,245)	(177,301)

Total liabilities and stockholders’ deficit	$1,836,299	$1,939,240

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(61,706)	$(72,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	7,127	4,985
Allowance (benefit) for doubtful accounts	1,352	(3,271)
Stock-based compensation	16,230	9,984
Depreciation and amortization of property and equipment	17,896	19,595
Amortization of purchased intangible assets	—	515
Lease and facilities restructuring (credits) charges	(4,887)	2,800
Amortization of debt issuance costs and debt accretion	2,844	2,078
Other	(412)	2,159
Changes in assets and liabilities:
Accounts receivable	20,285	51,839
Unbilled revenue	(89,713)	(71,520)
Income tax receivable, prepaid expenses and other current assets	33,711	(33,523)
Other assets	(7,657)	2,553
Accounts payable, accrued legal settlements and other current liabilities	(100,583)	27,438
Accrued payroll and employee benefits	37,854	3,261
Deferred revenue	(13,875)	(28,532)
Income tax reserve and other liabilities	4,688	36,881

Net cash used in operating activities	(136,846)	(45,471)

Cash flows from investing activities:
Purchases of property and equipment	(12,319)	(14,099)
(Increase) decrease in restricted cash	(191)	89,452

Net cash (used in) provided by investing activities	(12,510)	75,353

Cash flows from financing activities:
Repayments of notes payable	(360)	(3,163)
Increase in book overdrafts	4,191	6,458

Net cash provided by financing activities	3,831	3,295

Effect of exchange rate changes on cash and cash equivalents	1,433	2,340

Net (decrease) increase in cash and cash equivalents	(144,092)	35,517
Cash and cash equivalents — beginning of period	389,571	255,340

Cash and cash equivalents — end of period	$245,479	$290,857

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited interim Consolidated Condensed Financial Statements of BearingPoint, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. These statements do not include all of the information and Note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with our Consolidated Financial Statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Form 10-K filed with the SEC on June 28, 2007. The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year.
     The interim Consolidated Condensed Financial Statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.
Note 2. Stock-Based Compensation and Employee Stock Purchase Plan
     The Consolidated Condensed Statements of Operations for the quarters ended March 31, 2007 and 2006 include stock-based compensation expense related to awards of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and issuances under the Company’s Employee Stock Purchase Plan (“ESPP”), including the Company’s “BE an Owner” program, as follows:
     Because the Company is not current in its SEC periodic filings, it has been unable to issue freely tradable shares of its common stock pursuant to its various equity programs. The Company expects that once it has become current in its SEC periodic filings, its equity programs will fully resume and the Company will be able to issue shares of its common stock in accordance with the terms of its various equity programs and related agreements. For additional information, see Item 1A, “Risk Factors,” of this Quarterly Report.

	Three Months Ended
	March 31,
	2007	2006
Stock option awards	$2,418	$6,469
RSUs	5,416	1,887
PSUs	7,219	—
ESPP and BE an Owner	1,177	1,628

Total	$16,230	$9,984

Stock Options
     The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. The Company determined the expected volatility of the options based on a blended average of the Company’s historical volatility and the volatility from its peer group. The volatility of the Company’s peer group was applied in determining the expected volatility of the options due to the limited trading history of the Company’s common stock and the extraordinary volatility in the Company’s stock price caused in part from the Company’s status as a noncurrent filer. For 2006 awards, the expected life was approximated by averaging the vesting term and the contractual term in accordance with the “simplified method” described in Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. No stock options were granted during the three months ended March 31, 2007. The relevant data used to determine the value of the stock option grants in the three months ended March 31, 2006 is as follows:

Weighted
					Weighted	Average
	Stock Price	Risk-Free	Expected	Expected	Average	Grant Date
	Expected	Interest	Life	Dividend	Exercise	Fair
	Volatility	Rate	(years)	Yield	Price	Value
Three months ended March 31, 2006	50.80%	4.59%	6	—	$8.95	$4.82

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Restricted Stock Units
     The following table summarizes RSU activity during the first quarter of 2007:

		Weighted
		Average
		Grant
		Date Fair
	Number of RSUs	Value
Outstanding at December 31, 2006	20,416,520	$7.93
Granted	1,402,550	7.86
Settled	—	—
Forfeited	(194,326)	8.30

Outstanding at March 31, 2007 (1)	21,624,744	$7.92

(1)	Excludes approximately 141,143 RSUs awarded to recipients in China where local laws require a cash settlement.
     For RSU awards, the fair value is fixed on the date of grant based on the number of RSUs granted and the fair value of the Company’s common stock on the date of grant. RSUs granted during the three months ended March 31, 2007 generally either: (i) cliff vest and settle three years from the grant date; or (ii) vest and settle four years from the date of grant.
     None of the common stock equivalents underlying RSUs are considered to be issued or outstanding common stock, as issuance is dependant on various vesting and settlement terms.
Performance Share Units
     On February 2, 2007, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to 25 million PSUs to the Company’s managing directors and other high-performing senior-level employees, including its executive officers, under its 2000 Amended and Restated Long-term Incentive Plan (“LTIP”). Activity for PSUs granted under the LTIP during the three months ended March 31, 2007 was as follows:

		Weighted
		Average
		Grant
		Date Fair
	Number of PSUs	Value
Outstanding at December 31, 2006	—	$—
Granted	21,942,385	12.51
Settled	—	—
Forfeited	(25,384)	12.80

Outstanding at March 31, 2007	21,917,001	$12.51

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

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     An employee’s continuous employment with the Company (except in cases of death, disability or retirement, or certain changes of control as defined in the agreements governing the PSU awards) is also required for vesting of a particular employee’s PSU award. The PSU awards will be settled at various dates from 2010 through 2016.
     The fair value of each PSU award was estimated on the date of grant using the Monte Carlo lattice pricing model and applying the following assumptions:
•	a performance period of February 2, 2007 to December 31, 2009;

•	a grant date closing stock price equal to the closing price of a share of the Company’s common stock as reported on the New York Stock Exchange;

•	a risk free rate using a term structure over the performance period; and

•	a volatility assumption using a term structure over the performance period incorporating an average blended rate of the Company’s historical volatility and implied volatility from the Company’s peer group within the S&P 500.
ESPP
     The grant date fair value of the Company’s common stock purchased and/or expected to be purchased under the ESPP was estimated for the three months ended March 31, 2007 and 2006 using the Black-Scholes option-pricing model with an expected volatility ranging between 30.4% and 70.0%, risk-free interest rates ranging from 1.03% to 3.29%, an expected life ranging from 6 to 24 months and an expected dividend yield of zero. For both the three months ended March 31, 2007 and 2006, the weighted average grant date fair value of shares purchased under the ESPP was $0, as no shares were purchased.
Note 3. Notes Payable
     Notes payable consist of the following:

	March 31,	December 31,
	2007	2006
Current portion:
Other	$—	$360

Long-term portion:
Series A and Series B Convertible Debentures	450,000	450,000
April 2005 Convertible Debentures	200,000	200,000
July 2005 Convertible Debentures (net of discount of $17,546 and $18,510, respectively)	22,454	21,490

Total long-term portion	672,454	671,490

Total notes payable	$672,454	$671,850

     In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP 00-19-2 applies immediately to any registration payment arrangement entered into subsequent to the issuance of FSP 00-19-2. For such arrangements entered into prior to the issuance of FSP 00-19-2, the guidance is effective for the Company as of January 1, 2007.
     As a result of implementing FSP 00-19-2, the Company recognized a cumulative effect adjustment of $371 that increased the January 1, 2007 accumulated deficit balance and recognized an undiscounted liability associated with its estimated remaining

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
obligation to pay additional interest to the holders of the 5.00% Convertible Senior Debentures due April 15, 2025 (the “April 2005 Convertible Debentures”) and the 0.50% Convertible Senior Debentures due July 2010 (the “July 2005 Convertible Debentures”) as a result of the Company’s noncurrent filer status and related inability to file a registration statement. As of March 31, 2007, the carrying amount of the obligation under these registration rights agreements was $221. Should the Company be required to adjust the total obligation due to changes in its estimate, the charge or gain will be reflected in other income (expense), net in the Consolidated Statements of Operations.
2007 Credit Facility
     On May 18, 2007, the Company entered into a $400,000 senior secured credit facility, and on June 1, 2007, the Company amended and restated the credit facility to increase the aggregate commitments under the facility from $400,000 to $500,000 (the “2007 Credit Facility”). The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300,000 (the “Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200,000 (the “LC Facility”). Interest on the Term Loans under the 2007 Credit Facility is calculated, at the Company’s option, (1) at a rate equal to 3.5% plus the London Interbank Offered Rate, or LIBOR, or (2) at a rate equal to 2.5% plus the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. As of June 30, 2007, the Company has borrowed $300,000 under the Term Loans, and an aggregate of approximately $93,900 of letters of credit was outstanding. The Company is charged an annual rate of 4.2% for the credit spread and other fees for its outstanding letters of credit.
     The Company’s obligations under the 2007 Credit Facility are secured by liens and security interests in substantially all of the Company’s assets and most of its material domestic subsidiaries, as guarantors of such obligations (including a pledge of 65% of the stock of certain of its foreign subsidiaries), subject to certain exceptions.
     The 2007 Credit Facility requires the Company to make prepayments of outstanding Term Loans and cash collateralize outstanding Letters of Credit in an amount equal to (i) 100% of the net proceeds received from property or asset sales (subject to exceptions), (ii) 100% of the net proceeds received from the issuance or incurrence of additional debt (subject to exceptions), (iii) 100% of all casualty and condemnation proceeds (subject to exceptions), (iv) 50% of the net proceeds received from the issuance of equity (subject to exceptions) and (v) for each fiscal year ending on or after December 31, 2008 (and, at the Company’s election for the second half of 2007), the difference between (a) 50% of the Excess Cash Flow (as defined in the 2007 Credit Facility) and (b) any voluntary prepayment of the Term Loan or the LC Facility (as defined in the 2007 Credit Facility) (subject to exceptions). If the Term Loan is prepaid or the LC Facility is reduced prior to May 18, 2008 with other indebtedness or another letter of credit facility, the Company may be required to pay a prepayment premium of 1% of the principal amount of the Term Loan so prepaid or LC Facility so reduced if the cost of such replacement indebtedness or letter of credit facility is lower than the cost of the 2007 Credit Facility. In addition, the Company is required to pay $750 in principal plus any accrued and unpaid interest at the end of each quarter, commencing on June 29, 2007 and ending on March 31, 2012.
     The 2007 Credit Facility contains affirmative and negative covenants:
•	The affirmative covenants include, among other things: the delivery of unaudited quarterly and audited annual financial statements, all in accordance with generally accepted accounting principles, certain monthly operating metrics and budgets; compliance with applicable laws and regulations (excluding, prior to October 31, 2008, compliance with certain filing requirements under the securities laws); maintenance of existence and insurance; after October 31, 2008, as requested by the Administrative Agent, maintenance of credit ratings; and maintenance of books and records (subject to the material weaknesses previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

•	The negative covenants, which (subject to exceptions) restrict certain of the Company’s corporate activities, include, among other things, limitations on: disposition of assets; mergers and acquisitions; payment of dividends; stock repurchases and redemptions; incurrence of additional indebtedness; making of loans and investments; creation of liens; prepayment of other indebtedness; and engaging in certain transactions with affiliates.
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
Discontinued 2005 Credit Facility
     On July 19, 2005, the Company entered into a $150,000 Senior Secured Credit Facility (the “2005 Credit Facility”). The 2005 Credit Facility, as amended, provided for up to $150,000 in revolving credit and advances, all of which was available for issuance of letters of credit. Advances under the revolving credit line were limited by the available borrowing base, which was based upon a percentage of eligible accounts receivable and unbilled receivables. As of March 31, 2007, the Company had approximately $18,320 available under the borrowing base, no borrowings under the 2005 Credit Facility, and $89,203 in letters of credit outstanding. The 2005 Credit Facility was terminated on May 18, 2007. On that date, all outstanding obligations under the 2005 Credit Facility were assumed by the 2007 Credit Facility and liens and security interests under the 2005 Credit Facility were released.
Note 4. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, unvested PSUs, unvested RSUs, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method. During the three months ended March 31, 2007 and 2006, 135,776,778 and 135,886,212 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.
Note 5. Comprehensive Loss
     The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(61,706)	$(72,713)
Foreign currency translation adjustment (1)	4,748	4,736
Minimum pension liability	—	5,329

Comprehensive loss	$(56,958)	$(62,648)

(1)	Movement in the foreign currency translation adjustment is primarily due to exchange-rate fluctuations of the Euro and Japanese Yen against the U.S. dollar.
Note 6. Segment Reporting
     The Company’s segment information has been prepared in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Company’s chief operating decision-maker, the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its three North America industry groups (Public Services, Commercial Services and Financial Services), its three international regions (Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Company’s 2006 Form 10-K. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss. Performance of the segments is evaluated on operating income excluding the costs of infrastructure and shared service costs (such as facilities, information systems, finance and accounting, human resources, legal and marketing), which is represented by the Corporate/Other segment.

	Three Months Ended
	March 31,
	2007		2006
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$361,693	$64,960	$331,116	$52,153
Commercial Services	136,282	20,827	117,107	(28,519)
Financial Services	72,205	3,898	110,502	36,751
EMEA	188,805	36,029	164,180	25,647
Asia Pacific	83,155	11,541	90,435	17,355
Latin America	22,266	(4,255)	19,221	1,039
Corporate/Other	1,846	(178,184)	1,183	(195,380)

Total	$866,252	$(45,184)	$833,744	$(90,954)

Note 7. Goodwill
     The changes in the carrying amount of goodwill, at the reporting unit level, for the three months ended March 31, 2007 were as follows:

				Foreign
	Balance			Currency	Balance
	December 31,			Translation	March 31,
	2006	Reductions		Adjustment	2007
Public Services	$23,581	$—		$—	$23,581
Financial Services	9,210	—		—	9,210
EMEA	359,133	(7,495	) (1)	3,822	355,460
Asia Pacific	70,402	—		970	71,372
Latin America	918	—		16	934
Corporate/Other	202	—		—	202

Total	$463,446	$(7,495)		$4,808	$460,759

(1)	Amount represents the reversal of uncertain income tax liabilities recorded as part of the acquisition of a consulting practice in EMEA against goodwill, whereas the statute of limitations for the potential tax liability expired during the first quarter of 2007.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 8. Lease and Facilities Restructuring Activities
     During the three months ended March 31, 2007 and 2006, the Company recorded a restructuring credit of $4,887 and a restructuring charge of $2,800, respectively, both in connection with the Company’s previously announced office space reduction efforts. The restructuring credit for the three months ended March 31, 2007 represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities.
     Since July 2003, the Company has incurred a total of $127,450 in lease and facilities-related restructuring charges in connection with its office space reduction effort relating to the following regions: $25,590 in EMEA, $863 in Asia Pacific and $100,997 in North America. As of March 31, 2007, the Company has a remaining lease and facilities accrual of $57,524, of which $15,474 and $42,050 have been identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms which expire at various dates through 2014.
     Changes in the Company’s accrual for restructuring charges for the three months ended March 31, 2007 were as follows:

Total
Balance at December 31, 2006	$66,918
Adjustment to the provision	(4,887)
Utilization	(4,769)
Other (1)	262

Balance at March 31, 2007	$57,524

(1)	Other changes in the restructuring accrual consist primarily of foreign currency translation adjustments.
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

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
SEC Reporting Matters
     2005 Class Action Suits
     In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to its financial results in the Company’s SEC periodic filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. The Company was awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. The court ordered both parties to submit briefs regarding the impact of Tellabs upon the defendants’ motion to dismiss. The parties filed their briefs on July 16, 2007, and oral arguments were held on July 27, 2007. The Supreme Court decision is expected to significantly inform the court’s decision regarding the complaint and the Company’s motion to dismiss the complaint. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter or, if not, what the impact might be. Accordingly, no liability has been recorded.
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
Government Contracting Matters
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
Other Matters
     Peregrine Litigation
     The Company was named as a defendant in several civil lawsuits regarding certain software resale transactions with Peregrine Systems, Inc. during 1999 and 2001, in which purchasers and other individuals who acquired Peregrine stock alleged that the Company participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price. The Company settled the lawsuits, except for the In re Peregrine Systems, Inc. Securities Litigation matter, which was dismissed by the trial court as it relates to the Company on January 19, 2005. The plaintiffs have appealed the dismissal and briefing of the appeal has been completed. While the appeal was pending, the Ninth Circuit decided Simpson v. AOL Time Warner Inc., which arguably expanded the circumstances in which a private party may pursue liability associated with the alleged securities violations at issue. After the parties filed its brief, the U.S. Supreme Court granted cert. in Stoneridge Investment Partners LLC v. Scientific-Atlanta, Inc. to review the proprietary of the legal standard adopted by the Ninth Circuit, given prior U.S. Supreme Court holdings and certain other cases that involve similar issues. Oral argument is scheduled in early October 2007. The Company believes that this U.S. Supreme Court ruling may impact In re Peregrine Systems. The Company believes that loss in this matter is remote. In addition, to the extent that any judgment is entered in favor of the plaintiffs against KPMG LLP, KPMG has notified the Company that it will seek indemnification for any such sums. The Company disputes KPMG’s entitlement to any such indemnification.
     Hawaiian Telcom Communications, Inc.
     The Company had a significant contract (the “HT Contract”) with Hawaiian Telcom Communications, Inc., a telecommunications industry client, under which the Company was engaged to design, build and operate various information technology systems for the client. The HT Contract experienced delays in its build and deployment phases and contractual milestones were missed. The client alleged that the Company was responsible to compensate it for certain costs and other damages incurred as a result of these delays and other alleged failures. The Company believed the client’s nonperformance of its responsibilities under the HT Contract caused delays in the project and impacted its ability to perform, thereby causing it to incur significant damages. On February 8, 2007, the Company entered into a Settlement Agreement and Transition Agreement with the client. Pursuant to the Settlement Agreement, the Company paid $52,000 to the client, $38,000 of which was paid by certain of its insurers. In addition, the Company waived approximately $29,600 of invoices and other amounts otherwise payable by the client to the Company. The expenses relating to the Settlement Agreement were recorded in the Consolidated Statement of Operations for the first quarter of 2006, as the financial statements for 2006 were not yet issued at the settlement date. The Transition Agreement governed its transitioning of the remaining work under the HT Contract to a successor provider, which has been completed.
     Telecommunications Company
     A telecommunications industry client initiated an “audit” of certain of the Company’s time and expense charges, alleging that the Company inappropriately billed the client for days claimed to be “non-work days,” such as days before and after travel days, travel days, overtime, and other alleged errors. On June 18, 2007, the Company and the client entered into a settlement resolving the client’s claims. In connection with the settlement, the Company will make six equal annual payments to the client in an aggregate amount of $24,000, with the first payment made on the signing date in return for a full release of the client’s claims. An expense of $20,045

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
relating to the present value of these settlement payments was included as a reduction of revenue in the Consolidated Statement of Operations for the first quarter of 2006, as the financial statements for 2006 were not yet issued at the settlement date.
     Michael Donahue
     In March 2005, Mr. Donahue filed suit against the Company in connection with the termination of his employment in February 2005. Mr. Donahue alleges he is owed $3,000 under the terms and conditions of a Special Termination Agreement he executed in November 2001, between $1,700 and $2,400 as compensation for the value of stock options he was required to forfeit as the result of his discharge, and an additional $200 for an unpaid bonus. Mr. Donahue has also argued that a 25% penalty pursuant to Pennsylvania law should be added to each of these sums. In May 2005, the Company removed the matter to Federal Court. On October 5, 2005, Mr. Donahue filed his Complaint in Federal Court, under seal. In this Complaint, in response to the Company’s motion to compel arbitration, Mr. Donahue dropped his claims for his stock options and performance bonus, although he is free to bring those claims again at a later time. On January 31, 2006, Mr. Donahue filed his Demand for Arbitration, asserting all the claims he originally asserted, including his claims under the Special Termination Agreement, his claims for his stock options, and his claim for his annual bonus payment for 2004, in addition to the statutory penalties sought for these unpaid amounts. The parties have selected arbitrators for the panel, and discovery has commenced. Due to the early stage of this matter, the nature of the potential claims and differing interpretations of Mr. Donahue’s Special Termination Agreement, the Company is unable to estimate the amount of potential loss at this time. Accordingly, no liability has been recorded.
     Canon Australia
     On June 16, 2006, employees of the Australian subsidiary of Canon presented objections to the Company’s Australian Country Director related to deficiencies in the Company’s work and alleged misrepresentations by the Company in connection with an implementation of an enterprise resource planning and customer relationship management system, which went live in January of 2005. Canon representatives presented arguments supporting their belief that Canon has suffered damages, including damages for lost profits and other consequential damages, as a result of the implementation. Canon has indicated that it may proceed with a claim, although the Company has not received any formal notice of any such claim. The Company and Canon continue to discuss ways to address Canon’s concerns. Based on the current state of these discussions, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial position.
     Transition Services Provided By KPMG LLP
     KPMG LLP contended that the Company owed approximately $26,214 in termination costs and unrecovered capital for the termination of information technology services provided under the transition services agreement. However, in accordance with the terms of the agreement, the Company did not believe that it was liable for termination costs arising upon the expiration of the agreement. In addition, KPMG LLP contended the Company owed an additional $5,347 in connection with the expiration of the transition services agreement relating to its share of occupancy related assets in subleased offices from KPMG LLP.
     In May 2007, the Company and KPMG LLP settled its disputes under the transition services agreement. KPMG LLP released all claims against the Company. In connection with the settlement, the Company amended certain real estate documents relating to a number of properties that it currently sublets from KPMG LLP to either allow it to further sublease these properties to third parties, or to return certain properties the Company no longer utilizes to KPMG LLP, in return for a reduction of the amount of the Company’s sublease obligations to KPMG LLP for those properties. The Company also agreed to pay $5,000 over three years to KPMG LLP as part of the settlement. An expense of $4,585 relating to the present value of these settlement payments was included as an increase of selling, general and administrative expense in the Consolidated Statement of Operations for the first quarter of 2006, as the financial statements for 2006 were not yet issued at the settlement date.
     Softline Acquisition Obligation
     On May 27, 1999, KPMG LLP (the Company’s former parent) acquired all of the voting common stock of Softline Consulting & Integrators, Inc. (“Softline”), a systems integration company, and entered into an agreement with the then shareholders of Softline (the “Softline Sellers”) to acquire all of the Softline nonvoting common stock for not less than $65,000. In August 2000, the Company and the Softline Sellers entered into an amendment pursuant to which the Company acquired the nonvoting common stock of Softline and paid $65,000 to the Softline Sellers. Of the $65,000 purchase price, the parties agreed to hold back $15,000, which accrued interest at 6% per annum (the “Softline Holdback”), until the final determination of claims by the Company against the Softline Sellers. The

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Softline Holdback was payable in shares of the Company’s common stock (calculated based on the Company’s initial public offering price less the underwriting discount in such offering); provided, however, that the Softline Sellers could elect to receive cash in lieu of up to 30% of the shares of the Company common stock otherwise issuable to such Softline Sellers. The amount of cash to be paid would be calculated based on average closing price for the Company’s common stock during the 20 trading days immediately preceding the date such notice of election was provided to the Company.
     The Softline Sellers elected to settle the Softline Holdback by a payment of an aggregate of $2,025 in cash and the issuance of an aggregate of 563,474 shares of the Company’s common stock, which payment and issuance was made on August 16, 2007.
     Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2007.
     Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of March 31, 2007, the Company had $102,087 of outstanding surety bonds and $89,203 of outstanding letters of credit for which the Company may be required to make future payment. See Note 3, “Notes Payable” for additional information.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of March 31, 2007, the Company estimates it had assumed an aggregate potential contract value of approximately $52,175 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $116 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these contracts as of March 31, 2007.
Note 10. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and post-retirement medical cost for the three months ended March 31, 2007 and 2006 were as follows:

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – (continued)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Components of net periodic pension cost:
Service cost	$1,589	$1,792
Interest cost	1,165	1,107
Expected return on plan assets	(243)	(269)
Amortization of loss	95	256
Amortization of prior service cost	163	159
Curtailment	—	30
Settlement	—	(91)

Net periodic pension cost	$2,769	$2,984

Components of net periodic postretirement medical cost:
Service cost	$618	$480
Interest cost	217	184
Amortization of losses	13	39
Amortization of prior service cost	119	120

Net periodic postretirement medical cost	$967	$823

Note 11. Income Taxes
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and changes the standard of recognition that a tax contingency is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized an increase of approximately $119,845 in its liability for unrecognized tax benefits, which was reflected as an increase to the January 1, 2007 balance of accumulated deficit.
     Final determination of a significant portion of the Company’s tax liabilities that will effectively be settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service. The Company is aggressively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement.
     As of January 1, 2007, the Company had $282,822 of unrecognized tax benefits. If recognized, $220,897 would be recognized as a reduction of income tax expense impacting the effective income tax rate. The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded substantially all federal income tax matters through June 30, 2001, excluding an open audit of a $4,847 federal income tax refund claim. The statute of limitations is open for all remaining years. The Company is currently under audit for the tax periods ended June 30, 2003, December 31, 2003, 2004 and 2005. The Company has income tax audits in progress in various state and international jurisdictions in which it operates.
     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $52,565 accrued for interest and penalties at adoption of FIN 48 and $56,048 at March 31, 2007. The Company recorded $3,483 in interest and penalties during the three months ended March 31, 2007.
     For the three months ended March 31, 2007, the Company recognized losses before taxes of $54,206 and provided for income taxes of $7,500, resulting in an effective tax rate of (13.8%). The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment.
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
Note 12. Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157.
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
Disclosure Regarding Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Annual Report include statements about our internal control over financial reporting, our results of operations and our financial condition. Forward-looking statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment, and the following factors:
•	Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

•	In 2004, we identified material weaknesses in our internal control over financial reporting, the remediation of which continues to materially and adversely affect our business and financial condition, and as of March 31, 2007, the existence and remediation of these material weaknesses largely remain.

•	We face risks related to securities litigation and regulatory actions that could adversely affect our financial condition and business.

•	Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for our consulting and systems integration services.

•	Our operating results will suffer if we are not able to maintain our billing and utilization rates or control our costs.

•	We continue to incur selling, general and administrative (“SG&A”) expenses at levels significantly higher than those of our competitors. If we are unable to significantly reduce SG&A expenses over the near term, our ability to achieve, and make significant improvements in, net income and profitability will remain in jeopardy.

•	The systems integration consulting markets are highly competitive, and we may not be able to compete effectively if we are not able to maintain our billing rates or control our costs related to these engagements.

•	Contracting with the Federal government is inherently risky and exposes us to risks that may materially and adversely affect our business.

•	Our ability to attract, retain and motivate our managing directors and other key employees is critical to the success of our business. We continue to experience sustained, higher-than-industry average levels of voluntary turnover among our workforce, which has impacted our ability to grow our business.

•	Our contracts can be terminated by our clients with short notice, or our clients may cancel or delay projects.

•	If we are not able to keep up with rapid changes in technology or maintain strong relationships with software providers, our business could suffer.

•	Loss of our joint marketing relationships could reduce our revenue and growth prospects.

•	We are not likely to be able to significantly grow our business through mergers and acquisitions in the near term.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price.

•	Our profitability may decline due to financial, regulatory and operational risks inherent in worldwide operations.

•	We may bear the risk of cost overruns relating to our services, thereby adversely affecting our profitability.

•	We may face legal liabilities and damage to our professional reputation from claims made against our work.

•	Our services may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our current cash resources might not be sufficient to meet our expected cash needs over time.

•	We have been unable to issue shares of our common stock under our ESPP since February 1, 2005. The longer we are unable to issue shares of our common stock, the more likely our ESPP participants may elect to withdraw their accumulated cash contributions from the ESPP at rates higher than those we have historically experienced.

•	Our 2007 Credit Facility imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms. If we violate these restrictions, we will be in default under the 2007 Credit Facility, which may cross-default to our other indebtedness.

•	If we cannot generate positive cash flow from our operations, we eventually may not be able to service our indebtedness.

•	We may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

•	Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our financial condition.

•	Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility.

•	The holders of our debentures have the right, at their option, to require us to purchase some or all of their debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.

•	The price of our common stock may decline due to the number of shares that may be available for sale in the future.

•	There are significant limitations on the ability of any person or company to acquire the Company without the approval of our Board of Directors.
     For a more detailed discussion of these factors, please refer to Item 1A, “Risk Factors,” included in our 2006 Form 10-K.
EXPLANATORY NOTE
     As a result of significant delays in completing our consolidated financial statements for fiscal 2006, we were unable to timely file with the SEC our 2006 Form 10-K, our 2006 Forms 10-Q and our Quarterly Reports on Form 10-Q for each of the three months ended March 31, 2007 and June 30, 2007, respectively.
     We filed the 2006 Form 10-K on June 28, 2007 and the 2006 Forms 10-Q on June 29, 2007. Due to the delay in the filing of this Quarterly Report, certain information presented in this Quarterly Report relates to significant events that have occurred subsequent to the period generally covered in a Form 10-Q for the three months ended March 31, 2007.

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
     We have started the transition of our business to a more integrated, global delivery model. In 2007, we created a Global Account Management Program and a Global Solutions Council represented by all of our industry groups that will focus on identifying opportunities for globalized solutions suites. Our Global Development Centers continue to grow, both in terms of personnel and the percentage of work they provide to our industry groups.
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
•	Bookings. We believe that information regarding our new contract bookings provides useful trend information regarding how the volume of our new business changes over time. Comparing the amount of new contract bookings and revenue provides us with an additional measure of the short-term sustainability of revenue growth. Information regarding our new bookings should not be compared to, or substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations. These amounts represent our estimate at contract signing of the net revenue expected over the term of that contract and involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported; however, we do not revise previously reported bookings. Bookings do not include potential revenue that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under contracts that are subject to client discretion. We do not record unfunded Federal contracts as new contract bookings while appropriation approvals remain pending as there can be no assurances that these approvals will be forthcoming in the near future, if at all. Consequently, there can be significant differences between the time of contract signing and new contract booking recognition. Although our level of bookings provides an indication of how our business is performing, we do not characterize our bookings, or our engagement contracts associated with new bookings, as backlog because our engagements generally can be cancelled or terminated on short notice or without notice.

•	Revenue Growth. Unlike bookings, which provide only a general sense of future expectations, period-over-period comparisons of revenue provide a meaningful depiction of how successful we have been in growing our business over time.

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control our costs of services. Analysis of the various cost elements, including professional compensation expense, effects of foreign exchange rate changes and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in our business. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs. We also utilize certain adjusted gross margin metrics in connection with the vesting and settlement of certain employee incentive awards. For a discussion of these metrics, see Item 11, “Executive Compensation – Compensation Discussion and Analysis,” included in our 2006 Form 10-K.

•	Utilization. Utilization represents the percentage of time our consultants are performing work, and is defined as total hours charged to client engagement or to non-chargeable client-relationship projects divided by total available hours for any specific time period, net of holiday and paid vacation hours.

•	Days Sales Outstanding (“DSO”). DSO is an operational metric that approximates the amount of earned revenue that remains unpaid by clients at a given time. DSOs are derived by dividing the sum of our outstanding accounts receivable and unbilled revenue, less deferred revenue, by our average net revenue per day. “Average net revenue per day” is determined by dividing total net revenue for the most recently ended trailing twelve-month period by 365.

•	Free Cash Flow. Free cash flow is calculated by subtracting purchases of property and equipment from cash provided by operating activities. We believe free cash flow is a useful measure because it allows better understanding and assessment of our ability to meet debt service requirements and the amount of recurring cash generated from operations after expenditures for fixed assets. Free cash flow does not represent our residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”) is net cash provided by operating activities.

•	Attrition. Attrition, or voluntary total employee turnover, is calculated by dividing the number of our employees who have chosen to leave the Company within a certain period by the total average number of all employees during that same period. Our

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
First Quarter of 2007 Highlights
     A summary of our financial highlights for the first quarter of 2007 is presented below.
•	New contract bookings for the three months ended March 31, 2007 were approximately $709.5 million, a decrease of $95.1 million, or 11.8%, from new contract bookings of $804.6 million for the three months ended March 31, 2006. Bookings growth in our international operations was not sufficient to offset contraction in our North American industry groups. In North America, Public Service bookings appear to have been impacted by increasing uncertainty surrounding the timing of approval of various Federal contract appropriations being precipitated by various factors, including ongoing congressional debates regarding military operations in Iraq and Afghanistan and the 2008 Federal budget. Year-over-year decreases in Public Services bookings for the three months ended March 31, 2007 are substantially attributable to growth in the first quarter of 2007 of the total contract value of new Federal contracts signed for which appropriations approval remained pending (“unfunded Federal contracts”) at March 31, 2007. We do not record unfunded Federal contracts as new contract bookings while appropriation approvals remain pending as there can be no assurances that these approvals will be forthcoming in the near future, if at all. The decrease in Public Services bookings in the first quarter of 2007 as compared to the comparable period in 2006 were also affected by one exceptionally large booking in our State, Local and Education (“SLED”) sector in the first quarter of 2006. Outside of our Public Services business unit, new contract bookings in North America were also negatively affected by commercial clients segregating larger projects into series of smaller work orders.

•	Our revenue for the first quarter of 2007 was $866.3 million, representing an increase of $32.5 million, or 3.9%, over first quarter of 2006 revenue of $833.7 million. Revenue increases in Public Services, EMEA and Commercial Services more than offset revenue declines in Financial Services.

•	Our gross profit for the first quarter of 2007 was $132.1 million, compared with $98.5 million for the first quarter of 2006. Gross profit as a percentage of revenue increased to 15.2% during the first quarter of 2007 from 11.8% during the first quarter of 2006. This improvement was the result of revenue increases and a decline in other direct contract expenses more than offsetting increases in professional compensation.

•	We incurred SG&A expenses of $177.2 million in the first quarter of 2007, representing a decrease of $11.7 million, or 6.2%, from SG&A expenses of $188.9 million in the first quarter of 2006. The decrease was primarily due to cost savings from the reduction in the size of the Company’s sales force and reducing other business development expenses as well as a non-recurring expense for a legal settlement recorded in the first quarter of 2006.

•	During the first quarter of 2007, we incurred external costs related to the closing of our financial statements of approximately $30.6 million, compared to approximately $32.3 million for the first quarter of 2006. We currently expect our costs for the remainder of 2007 related to these efforts to be approximately $53 million.

•	During the first quarter of 2007, we realized a net loss of $61.7 million, or a loss of $0.29 per share, compared to a net loss of $72.7 million, or a loss of $0.34 per share, during the first quarter of 2006. This change in net loss was attributable to several factors, including:
•	Increase in revenue for the first quarter of 2007 of $32.5 million and net decrease in cost of services for the first quarter of 2007 of $1.1 million. These results include the impact of our settlement of the HT Contract, which was recorded in the first quarter of 2006, as the financial statements for 2006 were not yet issued at the settlement date (the HT Contract settlement recorded during the first quarter of 2006 consisted of a reduction in revenue of $27.7 million and an increase in cost of services of $23.9 million, as well as insurance settlement payments made on behalf of the Company of $38.0 million recorded as a separate component of other income);

•	Decrease in SG&A expenses of $11.7 million in the first quarter of 2007 for reasons discussed above; and

•	Decrease in income tax expense of $5.9 million in the first quarter of 2007.
•	Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and changes the standard of recognition that a tax contingency is required to meet before being recognized in the financial statements. Upon adoption of FIN 48 and after examining our existing tax contingencies under the standards of FIN 48, we recognized an increase of approximately $119.8 million in our long-term liability for unrecognized tax benefits, which was reflected as an increase to the January 1, 2007 balance of accumulated deficit.

Final determination of a significant portion of the Company’s tax liabilities that will effectively be settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service. We are aggressively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If we are successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement.
•	Utilization for the first quarter of 2007 was 76.6%, an increase of 320 basis points over the first quarter of 2006.

•	As of March 31, 2007, our DSOs stood at 91 days, representing a decrease of 11 days, or 10.8%, from our DSOs at March 31, 2006, and an increase of 9 days, or 11.0%, over our DSOs at December 31, 2006.

•	Free cash flow for the first quarters of 2007 and 2006 was ($149.2) million and ($59.6) million, respectively. Net cash used in operating activities in the first quarters of 2007 and 2006 was ($136.8) million and ($45.5) million, respectively. Purchases of property and equipment in the first quarters of 2007 and 2006 were $12.3 million and $14.1 million, respectively. The change in free cash flow for the first quarter of 2007 compared to the first quarter of 2006 was primarily attributable to the timing of our payments to vendors, decreases in accounts receivable collections, and the settlement of the HT Contract.

•	As of March 31, 2007, we had approximately 17,500 full-time employees, including approximately 15,200 consulting professionals. This represented a decrease in billable headcount of approximately 0.7% from our headcount as of December 31, 2006.

•	Our voluntary, annualized attrition rate for the first quarter of 2007 was 23.9%, compared to 24.2% for the first quarter of 2006. The highly competitive industry in which we operate, and our continuing issues related to our North American financial reporting systems and internal controls, continue to make it particularly critical and challenging for us to attract and retain experienced personnel.
Principal Business Priorities for 2007 and Beyond
     In early 2007 our Board of Directors determined our principal business priorities to be to: (1) enhance shareholder value, (2) become timely in our financial and SEC periodic reporting, (3) replace our North American financial reporting systems, (4) reduce employee attrition, (5) increase client awareness, confidence and satisfaction, and (6) strengthen our balance sheet. For information on management’s current and planned initiatives to achieve the priorities established by our Board of Directors, please refer to our 2006 Form 10-K.
     We provide the following as updates on our progress and challenges with respect to certain of these priorities:
•	Enhance Shareholder Value. Working with our financial and legal advisors, we have completed a preliminary feasibility study and legal analysis relating to our previously announced exploration of a sale of a significant portion of our EMEA segment to our European managing directors. Financial advisors have now been engaged to identify potential financing sources to support a proposed transaction structure. We have also engaged Ernst & Young to conduct a financial due diligence review of the EMEA segment that could be used in discussions with financing parties, should our Board of Directors decide to move forward with this transaction with our European managing directors. We do not expect our Board of Directors to take a final decision regarding whether or not to proceed with this transaction before late 2007.

•	Become Timely in our Financial and SEC Periodic Reporting. We continue to target timely filing with the SEC of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. While we will not timely file our SEC periodic reports for the second and third fiscal quarters of 2007, it is possible that those reports will be filed such that we may become current and up to date in our SEC periodic reports. In the case of the second fiscal quarter of 2007, we may only temporarily remain current in our reporting, as we do not expect to file the quarterly report for the third fiscal quarter of 2007 by the date it is due under SEC reporting rules.

To date in 2007, substantial progress has been made in remediating material weaknesses in our internal control over financial reporting. We have now created a framework for monitoring our progress so as to better maintain proper focus on the most critical remediation actions that remain, which include those remaining deficiencies that impact the timing of closing our financial books and records. We continue to believe we are on track to eliminate certain of our existing material weakness disclosures in fiscal 2007 and to achieve full remediation of all of our material weaknesses in fiscal 2008.

•	Replace Our North American Financial Reporting Systems. We are planning to begin our transition to new North American financial reporting systems in the second half of 2008. In the interim, it is critical that we continue to make incremental improvements on our existing North American financial reporting systems to be able to support and achieve our goal of remaining timely in our SEC periodic reporting in fiscal 2008.

•	Reduce Employee Attrition. While attrition has not become significantly worse, we have seen virtually no improvement in our voluntary employee attrition rate. At this time, we believe that becoming timely in our financial and SEC periodic reporting is of critical importance to reduce attrition over the short term. We must provide our employees the ability to freely trade the shares that they have purchased and earned in the Company and diffuse lingering concerns regarding our stability.

•	Increase Client Awareness, Confidence and Satisfaction. To date in 2007, we were named as a leader providing of risk consulting by Forrester in its 2007 vendor summary and as “2007 Global System Integrator of the Year” by Cognos for the second year in a row. In addition, we ranked 24th in Washington Technology Magazine’s 2007 ranking of Top 100 government contractors.

•	Strengthen Our Balance Sheet. In addition to our continued exploration of a possible sale of our EMEA business segment to our European managing directors, we are also moving on plans to aggressively reduce our ongoing SG&A expenditures by the end of fiscal 2007. We hope to be able to reduce fiscal 2007 SG&A expenses by approximately $60 million year-over-year. A significant portion of these savings are expected to come from year-over-year savings in the external costs associated with completing our consolidated financial statements and filing our SEC periodic reports and, based on our activities through August 31, 2007, we continue to believe these external cost savings are achievable. To achieve further reductions in 2008 and beyond, we must continue to reduce the relatively high SG&A costs that we continue to experience in a number of areas of our corporate infrastructure and business segments. We also continue to strive to improve our cash collections through a program recently initiated by our Office of the Chief Executive Officer. At March 31, 2007, our DSOs stood at 91 days. If we are to generate significant amounts of cash from operations in the latter part of 2007, by the fourth fiscal quarter of 2007 we must again meet or exceed our cash collections for the fourth quarter of fiscal 2006 when our DSOs stood at 82 days.
Segments
     Our reportable segments for 2007 consist of our three North America industry groups (Public Services, Commercial Services, and Financial Services), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Revenue and gross profit information about our segments are presented below, starting with each of our industry groups and then with each of our three international regions (in order of size).
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

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Revenue. Our revenue for the first quarter of 2007 was $866.3 million, an increase of $32.5 million, or 3.9%, over revenue of $833.7 million for the first quarter of 2006. The following tables present certain revenue information and performance metrics for each of our reportable segments for the first quarters of years 2007 and 2006. Amounts are in thousands, except percentages.

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Revenue
Public Services	$361,693	$331,116	$30,577	9.2%
Commercial Services	136,282	117,107	19,175	16.4%
Financial Services	72,205	110,502	(38,297)	(34.7%)
EMEA	188,805	164,180	24,625	15.0%
Asia Pacific	83,155	90,435	(7,280)	(8.0%)
Latin America	22,266	19,221	3,045	15.8%
Corporate/Other	1,846	1,183	663	n/m

Total	$866,252	$833,744	$32,508	3.9%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	9.2%	9.2%
Commercial Services	0.0%	16.4%	16.4%
Financial Services	0.0%	(34.7%)	(34.7%)
EMEA	9.5%	5.5%	15.0%
Asia Pacific	0.2%	(8.2%)	(8.0%)
Latin America	2.3%	13.5%	15.8%
Corporate/Other	n/m	n/m	n/m

Total	1.9%	2.0%	3.9%

n/m	= not meaningful
•	Public Services revenue increased during the first quarter of 2007, led by significant revenue growth in our State, Local and Education (“SLED”), Emerging Markets and Civilian sectors, which partially offset a significant revenue decline in our Defense sector.

•	Commercial Services revenue increased during the first quarter of 2007, primarily due to a reduction in the first quarter of 2006 revenue of $48.2 million attributable to the settlement of disputes with two significant telecommunications industry clients, which expenses were recorded in the first quarter of 2006, as the financial statements for 2006 were not yet issued at each settlement date. In addition, revenue in our Manufacturing, Energy and Consumer Markets increased due to greater demand for the solutions provided by our professionals who service these sectors. Reduced customer demand for our services within the telecommunications and high technology industries negatively affected our revenue.

•	Financial Services revenue decreased during the first quarter of 2007, due to significant revenue declines in most of its business sectors. Revenue decreases were attributable to several factors, including the winding down of a large client engagement during the first quarter of 2007, the loss of senior staff in certain of our higher rate business sectors and difficulties in securing long-term client commitments, due in part to client concerns and perceptions regarding our financial position.

•	EMEA revenue increased during the first quarter of 2007, primarily as a result of the favorable impact of the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar and significant revenue increases in the United Kingdom, Switzerland and France, partially offset by revenue declines in Germany. Revenue growth in the United Kingdom was driven by our continued expansion in that market, while Switzerland and France revenue growth were attributable to increased demand for consulting services in those local markets. Revenue in Germany declined due to prior year restructuring efforts, resulting in continued reductions in billable headcount while increasing focus on delivering more profitable engagements.

•	Asia Pacific revenue decreased during the first quarter of 2007, primarily due to a decline in revenue recognized in Australia at a significant client engagement in the telecommunications industry and a revenue decline in Korea due to the completion of several large contracts, partially offset by revenue growth in Japan. The revenue increase in Japan was due to revenue growth from system implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law.

•	Latin America revenue increased during the first quarter of 2007, due to revenue growth in Mexico, resulting from strengthening our relationships with existing clients.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the first quarter of 2007, our revenue increased $32.5 million and total costs of service decreased $1.1 million when compared to the first quarter of 2006, resulting in an increase in gross profit of $33.6 million, or 34.1%. Gross profit as a percentage of revenue increased to 15.2% for the first quarter of 2007 over 11.8% for the first quarter of 2006. The change in gross profit for the first quarter of 2007 compared to the first quarter of 2006 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 54.5% for the first quarter of 2007, compared to 51.5% for the first quarter of 2006. We experienced a net increase in professional compensation expense of $42.5 million, or 9.9%, to $471.7 million for the first quarter of 2007 from $429.2 million for the first quarter of 2006. The increase in professional compensation expense over the first quarter of 2006 was primarily due to cash bonuses earned for our highest-performing employees, stock-based compensation expenses for RSUs and our new PSU plan, and merit-based annual salary increases to our billable staff.

•	Other direct contract expenses decreased as a percentage of revenue to 22.9% for the first quarter of 2007, compared to 29.1% for the first quarter of 2006. We experienced a net decrease in other direct contract expenses of $43.6 million, or 18.0%, to $198.8 million for the first quarter of 2007 from $242.4 million for the first quarter of 2006. The decrease from the first quarter of 2006 was driven primarily by higher other direct contract expenses recorded in the first quarter of 2006 related to the settlement of the HT Contract. In addition, the decline was driven by reduced subcontractor expenses as a result of increased use of internal resources.

•	Other costs of service as a percentage of revenue increased to 7.9% for the first quarter of 2007 from 7.3% for the first quarter of 2006. We experienced a net increase in other costs of service of $7.8 million, or 12.8%, to $68.6 million for the first quarter of 2007 from $60.8 million for the first quarter of 2006. The increase was primarily due to increases in bad debt expense and recruiting costs.

•	In the first quarter of 2007 we recorded, within the Corporate/Other operating segment, a restructuring credit of $4.9 million related to lease, facilities and other exit activities, compared with a $2.8 million charge in the first quarter of 2006. These charges related primarily to the fair value of future lease obligations associated with office space, which we will no longer be using, primarily within the EMEA and North America regions. The restructuring credit for the three months ended March 31, 2007 represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities.

     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the first quarters of 2007 and 2006. Amounts are in thousands, except percentages.

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Gross Profit
Public Services	$71,005	$59,380	$11,625	19.6%
Commercial Services	25,980	(23,166)	49,146	n/m
Financial Services	8,265	41,936	(33,671)	(80.3%)
EMEA	41,869	32,909	8,960	27.2%
Asia Pacific	13,996	20,841	(6,845)	(32.8%)
Latin America	(2,786)	1,961	(4,747)	n/m
Corporate/Other	(26,269)	(35,387)	9,118	n/m

Total	$132,060	$98,474	$33,586	34.1%

	Three Months Ended
	March 31,
	2007	2006
Gross Profit as a % of revenue
Public Services	19.6%	17.9%
Commercial Services	19.1%	(19.8%)
Financial Services	11.4%	38.0%
EMEA	22.2%	20.0%
Asia Pacific	16.8%	23.0%
Latin America	(12.5%)	10.2%
Corporate/Other	n/m	n/m

Total	15.2%	11.8%

n/m	= not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit increased in the first quarter of 2007, primarily due to revenue increases in our SLED, Emerging Markets and Civilian sectors described above combined with substantial improvement in gross profit in our SLED sector. This increase in revenue more than offset increases in professional compensation expense related to additional headcount to meet the demand for our services as well as increases in cash bonuses and stock-based compensation expense for RSUs and PSUs.

•	Commercial Services gross profit increased in the first quarter of 2007, primarily due to losses recorded in the first quarter of 2006 attributable to the settlement of disputes with two significant telecommunications industry clients.

•	Financial Services gross profit decreased in the first quarter of 2007, primarily due to significantly lower revenue in the first quarter of 2007 compared to the first quarter of 2006 as well as a decline in the mix of higher margin engagements. Despite a decrease in billable headcount, compensation expense had not yet declined due to increases in bonuses and stock-based compensation expense.

•	EMEA gross profit increased in the first quarter of 2007, primarily due to overall higher revenue in the EMEA region as well as improved profitability in Germany and France as a result of higher utilization and reduced costs. Despite the increased revenue, other direct contract expenses remained flat, which is attributable to reduced use of subcontractors and increased use of internal resources.

•	Asia Pacific gross profit decreased in the first quarter of 2007, due primarily to lower revenue recognized in that region, estimated accruals to resolve issues related to a previously completed client engagement, as well as a decrease in staff utilization in the Company’s business in Korea.

•	Latin America gross profit decreased in the first quarter of 2007, as increases in compensation expense more than offset higher revenue.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which decreased in the first quarter of 2007 primarily due to the cost savings realized from office space reduction efforts taken to-date and increased estimates of sub-lease income related to vacated office space.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets was $0.5 million in the first quarter of 2006. There was no amortization expense in the first quarter of 2007.
     Selling, General and Administrative Expenses. We incurred SG&A expenses of $177.2 million in the first quarter of 2007, representing a decrease of $11.7 million, or 6.2%, from SG&A expenses of $188.9 million in the first quarter of 2006. The decrease was primarily due to cost savings from the reduction in the size of the Company’s sales force and reducing other business development expenses as well as a non-recurring expense for a legal settlement recorded in the first quarter of 2006.
     Interest Income. Interest income was $1.8 million and $2.3 million in the first quarters of 2007 and 2006, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The decrease in interest income was due to a lower level of cash available to be invested in money markets during the first quarter of 2007 as compared to the first quarter of 2006.
     Interest Expense. Interest expense was $10.9 million and $9.0 million in the first quarters of 2007 and 2006, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to higher interest rates on our debt obligations in the first quarter of 2007 as compared to the first quarter of 2006.
     Insurance Settlement. During the three months ended March 31, 2006, we recorded $38.0 million for an insurance settlement, in connection with our settlement of the HT Contract. For more information, see Note 9, “Commitments and Contingencies,” of the Notes to Consolidated Condensed Financial Statements.
     Income Tax Expense. We incurred income tax expenses of $7.5 million and $13.4 million in the three months ended March 31, 2007 and 2006, respectively. The principal reasons for the difference between the effective income tax rates on loss from continuing operations of (13.8)% and (22.6)% for the three months ended March 31, 2007 and 2006, respectively, were: a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment.
     Net Loss. For the first quarter of 2007, we incurred a net loss of $61.7 million, or a loss of $0.29 per share. Contributing to the net loss for the first quarter of 2007 were bonuses accrued for our employees, and stock-based compensation expense partially offset by a credit for lease and facilities restructuring activities.
     For the first quarter of 2006, we incurred a net loss of $72.7 million, or a loss of $0.34 per share. Contributing to the net loss for the first quarter of 2006 were $33.6 million of losses related to previously mentioned settlements with telecommunication clients, bonuses accrued for our employees, stock-based compensation expense and lease and facilities restructuring charges.
Liquidity and Capital Resources
     The following table summarizes the cash flow statements for the first quarters of 2007 and 2006 (amounts are in thousands):

	Three Months Ended
	March 31,
			2006 to 2007
	2007	2006	Change
Net cash provided by (used in):
Operating activities	$(136,846)	$(45,471)	$(91,375)
Investing activities	(12,510)	75,353	(87,863)
Financing activities	3,831	3,295	536
Effect of exchange rate changes on cash and cash equivalents	1,433	2,340	(907)

Net (decrease) increase in cash and cash equivalents	$(144,092)	$35,517	$(179,609)

     Operating Activities. Net cash used in operating activities during the first quarter of 2007 increased $91.4 million over the first quarter of 2006. This increase was primarily attributable to the timing of our payments to vendors, decreases in accounts receivable collections, and the settlement of the HT Contract.
     Investing Activities. Net cash used in investing activities during the first quarter of 2007 was $12.5 million and net cash provided by investing activities during the first quarter of 2006 was $75.4 million. Capital expenditures were $12.3 million and $14.1 million during the first quarter of 2007 and 2006, respectively. In the first quarter of 2006, $89.5 million of restricted cash posted as collateral for letters of credit and surety bonds was released.
     Financing Activities. Net cash provided by financing activities for the first quarter of 2007 and 2006 was $3.8 million and $3.3 million, respectively. In both quarters, the change in cash resulted primarily from an increase in book overdrafts.
     Because we are not current in our SEC periodic filings, we have been unable to issue freely tradable shares of our common stock. As a result, we have not issued shares under our equity plans, and significant features of many of our employee equity plans remain suspended. These include shares scheduled for issuance under our ESPP, including our BE an Owner Program, shares to be issued upon the settlement of RSUs originally scheduled for settlement in 2006 and 2007, as well as shares to be issued upon the exercise of stock options. We expect that once we are current in our SEC periodic filings, our equity programs will fully resume and we will be able to issue, subject to compliance with legal requirements and the terms of the applicable governing documents, the shares of common stock that have been previously scheduled for delivery. For additional information, see Item 1A, “Risk Factors,” of this Quarterly Report.
Additional Cash Flow Information
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
     We currently expect that our operations will continue to use, rather than provide a source of cash through the latter part of 2007. At March 31, 2007, our DSOs stood at 91 days. If we are to generate significant amounts of cash from operations in the latter part of 2007, by the fourth fiscal quarter of 2007 we must again meet or exceed our cash collections for the fourth quarter of fiscal 2006 when our DSOs stood at 82 days.
     Based on the foregoing and our current state of knowledge of the outlook for our business, we currently believe that cash provided from operations, existing cash balances and borrowings under our 2007 Credit Facility will be sufficient to meet our working capital needs through the end of 2007. However, actual results may differ from current expectations for many reasons, including losses of business that could result from our continuing failure to timely file periodic reports with the SEC, the occurrence of any event of default that could provide our lenders with a right of acceleration (e.g., non-payment), possible delisting from the New York Stock Exchange, further downgrades of our credit ratings or unexpected demands on our current cash resources (e.g., to settle lawsuits).
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
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115,” (“SFAS 159”). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 159.
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes as of March 31, 2007 to our market risk exposure disclosed in our 2006 Form 10-K. For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2006, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our 2006 Form 10-K.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification as of March 31, 2007, of the material weaknesses in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s disclosure controls and procedures were not effective.
     Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the quarter ended March 31, 2007, we performed additional substantive procedures, similar to those previously disclosed in Form 10-K for the year ended December 31, 2006, so that our consolidated condensed financial statements as of and for the three months ended March 31, 2007, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
     Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
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
     The following describes legal proceedings as to which material developments have occurred in the period covered by this report, which matters have been previously disclosed in our 2006 Form 10-K.
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
     Peregrine Litigation. We were named as a defendant in several civil lawsuits regarding certain software resale transactions with Peregrine Systems, Inc. during 1999 and 2001, in which purchasers and other individuals who acquired Peregrine stock alleged that the Company participated in or aided and abetted a fraudulent scheme by Peregrine to inflate Peregrine’s stock price. We settled the lawsuits, except for the In re Peregrine Systems, Inc. Securities Litigation matter, which was dismissed by the trial court as it relates to the Company on January 19, 2005. The plaintiffs have appealed the dismissal and briefing of the appeal has been completed. While the appeal was pending, the Ninth Circuit decided Simpson v. AOL Time Warner Inc., which arguably expanded the circumstances in which a private party may pursue liability associated with the alleged securities violations at issue. After the parties filed its brief, the U.S. Supreme Court granted cert. in Stoneridge Investment Partners LLC v. Scientific-Atlanta, Inc. to review the proprietary of the legal standard adopted by the Ninth Circuit, given prior U.S. Supreme Court holdings and certain other cases that involve similar issues. Oral argument is scheduled in early October 2007.
     In addition to the matters described above and in Item 3, “Legal Proceedings” of the 2006 Form 10-K, we are involved in a number of other judicial and arbitration proceedings concerning matters arising in the ordinary course of our business, which we do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.
ITEM 1A. RISK FACTORS
     The price of our common stock may decline due to the number of shares that may be available for sale in the future.
     As we have previously disclosed, due to our having not been current in our SEC periodic reporting we have not issued shares of our common stock under our ESPP since February 1, 2005, nor have we delivered shares scheduled for settlement pursuant to all RSUs we have previously granted. We expect that once we are current in our SEC periodic reporting, our employees may wish to sell their shares, which in the aggregate, could be a significant amount. Given the time that has passed since we were last current in our SEC periodic reporting, we have no way of estimating how many shares our employees are likely to sell.
     Our ability to counter the market impact of share sales by our employees is limited. Our 2007 Credit Facility significantly restricts our ability to repurchase our shares, whether in the open market or from our employees in consideration of the payment of withholding taxes payable by them on the delivery of shares in settlement of RSUs. We have been advised that once we are current in our SEC periodic reporting, we cannot defer delivery of shares previously scheduled for settlement pursuant to RSUs beyond December 31, 2007 without risk of increasing the taxes that could be paid by recipients of those shares in the United States.
     Under the terms of the RSUs, we do have the right to designate when recipients of shares under the RSUs may sell those shares and we intend to exercise those rights. However, the delivery of shares in settlement of these RSUs is generally a taxable event to our employees and we will not limit sales of these shares in such a way as to preclude recipients from being able to generate the funds from sales necessary to cover their withholding tax liabilities. Subject to these concerns and constraints, we are currently planning to deliver shares under our ESPP and/or in settlement of vested RSUs after the filing with the SEC of each of our quarterly reports for the second and third fiscal quarters of 2007 and our annual report for fiscal 2007 in amounts that are less than the current weighted average weekly trading volume of our shares. While we hope that this proposed delivery schedule will facilitate the orderly sale of shares by our employees into the markets, the timing and amounts of sales by our employees will remain within their control. If we are unable to file our quarterly report for the second quarter of fiscal 2007 with the SEC prior to November 9, 2007 (the due date for timely filing our quarterly report for the third fiscal quarter of 2007), we may need to further adjust the settlement schedule for the vested RSUs and, consequently, the number of shares that will be settled prior to the end of 2007.
     For additional risks factors, see Item 1A, “Risk Factors,” to the Company’s 2006 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of August 2, 2007, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 8-K filed with the SEC on August 8, 2007.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on September 6, 2002.

10.1	Amended and Restated 2000 Long-Term Incentive Plan, effective as of February 2, 2007, which is incorporated by reference to Exhibit 10.24 from the Company’s Form 10-K for the year ended December 31, 2006.

10.2	Employee Stock Purchase Plan, as amended and restated as of February 1, 2007, which is incorporated by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended December 31, 2004.

10.3	Form of Performance Share Award Unit Agreement, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on February 8, 2007.

10.4	Form of Performance Cash Award Agreement, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed with the SEC on February 8, 2007.

10.5	Form of Restricted Stock Unit Agreement awarded to Harry You and Roderick C. McGeary, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed with the SEC on February 13, 2007.

10.6	Employment Letter, effective as of January 8, 2007, between the Company and F. Edwin Harbach, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed with the SEC on January 12, 2007

10.7	Managing Director Agreement, dated as of January 8, 2007, between the Company and F. Edwin Harbach, which is incorporated by reference to Exhibit 99.3 from the Company’s Form 8-K filed with the SEC on January 12, 2007.

10.8	Special Termination Agreement, dated as of January 8, 2007, between the Company and F. Edwin Harbach, which is incorporated by reference to Exhibit 99.4 from the Company’s Form 8-K filed with the SEC on January 12, 2007.

10.9	Restricted Stock Unit Agreement, dated January 8, 2007, between the Company and F. Edwin Harbach, which is incorporated by reference to Exhibit 99.5 from the Company’s Form 8-K filed with the SEC on January 12, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.

DATE: September 7, 2007	By:	/s/ Judy A. Ethell

Judy A. Ethell
Chief Financial Officer