Form 10-Q
period 2007-06-30
BEARINGPOINT INC
filed 2007-10-22
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock of the Registrant outstanding as of October 1, 2007 was 202,205,473.

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
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
     We filed the 2006 Form 10-K on June 28, 2007, the 2006 Forms 10-Q on June 29, 2007 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2007 on September 7, 2007. Due to the delay in the filing of this Quarterly Report on Form 10-Q, certain information presented in this Quarterly Report relates to significant events that have occurred subsequent to the period generally covered in a Form 10-Q for the three months ended June 30, 2007.

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$875,346	$892,680	$1,741,598	$1,726,424

Costs of service:
Professional compensation	467,574	423,693	939,289	852,942
Other direct contract expenses	193,297	214,009	392,068	456,403
Lease and facilities restructuring charges (credits)	1,329	2,488	(3,558)	5,288
Other costs of service	70,615	60,929	139,208	121,756

Total costs of service	732,815	701,119	1,467,007	1,436,389

Gross profit	142,531	191,561	274,591	290,035

Amortization of purchased intangible assets	—	515	—	1,030
Selling, general and administrative expenses	174,707	176,384	351,951	365,297

Operating (loss) income	(32,176)	14,662	(77,360)	(76,292)
Interest income	2,636	2,313	4,388	4,564
Interest expense	(15,797)	(8,978)	(26,666)	(17,944)
Insurance settlement	—	—	—	38,000
Other (expense) income, net	(465)	1,314	(370)	1,692

(Loss) income before taxes	(45,802)	9,311	(100,008)	(49,980)
Income tax expense	18,225	12,164	25,725	25,586

Net loss	$(64,027)	$(2,853)	$(125,733)	$(75,566)

Loss per share — basic and diluted	$(0.30)	$(0.01)	$(0.59)	$(0.36)

Weighted average shares — basic and diluted	214,653,553	211,899,862	214,601,330	211,802,616

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$348,818	$389,571
Restricted cash	4,040	3,097
Accounts receivable, net of allowances of $5,649 at June 30, 2007 and $5,927 at December 31, 2006	382,616	361,638
Unbilled revenue	424,963	341,357
Income tax receivable	10,964	1,414
Deferred income taxes	5,050	7,621
Prepaid expenses	54,249	33,677
Other current assets	29,965	65,611

Total current assets	1,260,665	1,203,986
Property and equipment, net	136,606	146,392
Goodwill	465,940	463,446
Deferred income taxes, less current portion	45,347	41,663
Other assets	112,168	83,753

Total assets	$2,020,726	$1,939,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$3,000	$360
Accounts payable	192,887	295,109
Accrued payroll and employee benefits	359,472	344,715
Deferred revenue	121,273	131,313
Income tax payable	36,199	33,324
Current portion of accrued lease and facilities charges	15,095	17,126
Deferred income taxes	27,741	20,109
Accrued legal settlements	7,608	59,718
Other current liabilities	113,109	135,837

Total current liabilities	876,384	1,037,611
Notes payable, less current portion	969,710	671,490
Accrued employee benefits	124,325	116,087
Accrued lease and facilities charges, less current portion	39,408	49,792
Deferred income taxes, less current portion	10,343	7,984
Income tax reserve	230,188	108,499
Other liabilities	135,743	125,078

Total liabilities	2,386,101	2,116,541

Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 205,454,249 shares issued and 201,641,999 shares outstanding on June 30, 2007 and 205,406,249 shares issued and 201,593,999 shares outstanding on December 31, 2006	2,045	2,044
Additional paid-in capital	1,362,289	1,315,190
Accumulated deficit	(1,943,588)	(1,697,639)
Notes receivable from stockholders	(7,465)	(7,466)
Accumulated other comprehensive income	257,071	246,297
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ deficit	(365,375)	(177,301)

Total liabilities and stockholders’ deficit	$2,020,726	$1,939,240

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(125,733)	$(75,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	9,023	4,101
Allowance (benefit) for doubtful accounts	1,648	(2,250)
Stock-based compensation	47,100	21,515
Depreciation and amortization of property and equipment	33,300	36,703
Amortization of purchased intangible assets	—	1,030
Lease and facilities restructuring (credits) charges	(3,558)	5,288
Amortization of debt issuance costs and debt accretion	8,112	4,358
Other	(2,653)	(37)
Changes in assets and liabilities:
Accounts receivable	(18,545)	39,530
Unbilled revenue	(79,501)	(70,922)
Income tax receivable, prepaid expenses and other current assets	6,851	(41,670)
Other assets	(15,351)	(639)
Accounts payable	(102,287)	(29,671)
Accrued legal settlements and other current liabilities	(65,332)	17,233
Accrued payroll and employee benefits	10,529	(12,663)
Deferred revenue	(10,685)	(34,335)
Income tax reserve and other liabilities	8,647	35,632

Net cash used in operating activities	(298,435)	(102,363)

Cash flows from investing activities:
Purchases of property and equipment	(22,590)	(22,197)
(Increase) decrease in restricted cash	(943)	90,915

Net cash (used in) provided by investing activities	(23,533)	68,718

Cash flows from financing activities:
Net proceeds from issuance of notes payable	281,199	—
Repayments of notes payable	(1,110)	(5,130)
Increase in book overdrafts	—	(756)

Net cash provided by (used in) financing activities	280,089	(5,886)

Effect of exchange rate changes on cash and cash equivalents	1,126	7,385

Net decrease in cash and cash equivalents	(40,753)	(32,146)
Cash and cash equivalents — beginning of period	389,571	255,340

Cash and cash equivalents — end of period	$348,818	$223,194

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited interim Consolidated Condensed Financial Statements of BearingPoint, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. These statements do not include all of the information and Note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Form 10-K filed with the SEC on June 28, 2007. The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year.
     The interim Consolidated Condensed Financial Statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.
Note 2. Stock-Based Compensation
     The Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006 include stock-based compensation expense related to awards of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and issuances under the Company’s Employee Stock Purchase Plan (“ESPP”), including the Company’s “BE an Owner” program, and restricted stock awards, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	$2,215	$6,283	$4,633	$12,752
RSUs	5,550	3,638	10,966	5,525
PSUs	21,584	—	28,803	—
ESPP and BE an Owner	1,178	1,610	2,355	3,238
Restricted stock awards	343	—	343	—

Total	$30,870	$11,531	$47,100	$21,515

     Because the Company was not current in its SEC periodic filings, it had been unable to issue freely tradable shares of its common stock pursuant to its various equity programs. With the filing of this Form 10-Q, the Company will be current in its SEC periodic filings, and its equity programs will fully resume. As a result, the Company will be able to issue shares of its common stock in accordance with the terms of its various equity programs and related agreements. For additional information, see Item 1A, “Risk Factors,” of this Quarterly Report.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Restricted Stock Units
     The following table summarizes RSU activity during the six months ended June 30, 2007:

		Weighted
		Average
		Grant
		Date Fair
	Number of RSUs	Value
Outstanding at December 31, 2006	20,416,520	$7.93
Granted	1,652,525	7.83
Settled	—	—
Forfeited	(389,670)	8.20

Outstanding at June 30, 2007 (1)	21,679,375	$7.92

(1)	Excludes approximately 128,847 RSUs (net of forfeitures) awarded to recipients in China where local laws require a cash settlement.
     For RSU awards, the fair value is fixed on the date of grant based on the number of RSUs granted and the fair value of the Company’s common stock on the date of grant. RSUs granted during the six months ended June 30, 2007 generally either: (i) cliff vest and settle three years from the grant date; or (ii) vest and settle four years from the date of grant.
     None of the common stock equivalents underlying RSUs are considered to be issued or outstanding common stock, as issuance is dependant on various vesting and settlement terms.
Performance Share Units
     On February 2, 2007, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to 25 million PSUs to the Company’s managing directors and other high-performing senior-level employees, including its executive officers, under its 2000 Amended and Restated Long-term Incentive Plan (“LTIP”). Activity for PSUs granted under the LTIP during the six months ended June 30, 2007 was as follows:

		Weighted
		Average
		Grant
		Date Fair
	Number of PSUs	Value
Outstanding at December 31, 2006	—	$—
Granted	22,381,132	12.46
Settled	—	—
Forfeited	(281,829)	12.80

Outstanding at June 30, 2007 (1)	22,099,303	$12.46

(1)	Excludes approximately 40,921 PSUs awarded to recipients in China where local laws require a cash settlement.
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
     The fair value of each PSU award was estimated on the date of grant using the Monte Carlo lattice pricing model and applying the following assumptions:
•	a performance period of February 2, 2007 to December 31, 2009;

•	a grant date closing stock price equal to the closing price of a share of the Company’s common stock as reported on the New York Stock Exchange;

•	a risk free rate using a term structure over the performance period; and

•	a volatility assumption using a term structure over the performance period incorporating an average blended rate of the Company’s historical volatility and implied volatility from the Company’s peer group within the S&P 500.
Note 3. Notes Payable
     Notes payable consist of the following:

	June 30,	December 31,
	2007	2006
Current portion:
Term Loans under the 2007 Credit Facility	$3,000	$—
Other	—	360

Total current portion	3,000	360

Long-term portion:
Series A and Series B Convertible Debentures	450,000	450,000
April 2005 Convertible Debentures	200,000	200,000
July 2005 Convertible Debentures (net of discount of $16,540 and $18,510, respectively)	23,460	21,490
Term Loans under the 2007 Credit Facility	296,250	—

Total long-term portion	969,710	671,490

Total notes payable	$972,710	$671,850

          In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. Emerging Issues Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. FSP 00-19-2 applies immediately to any registration payment arrangement entered into subsequent to the issuance of FSP 00-19-2. For such arrangements entered into prior to the issuance of FSP 00-19-2, the guidance is effective for the Company as of January 1, 2007.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     As a result of implementing FSP 00-19-2, the Company recognized a cumulative effect adjustment of $371 that increased the January 1, 2007 accumulated deficit balance and recognized an undiscounted liability associated with its estimated remaining obligation to pay additional interest to the holders of the 5.00% Convertible Senior Debentures due April 15, 2025 (the “April 2005 Convertible Debentures”) and the 0.50% Convertible Senior Debentures due July 2010 (the “July 2005 Convertible Debentures”) as a result of the Company’s noncurrent filer status and related inability to file a registration statement. As of June 30, 2007, the carrying amount of the obligation under these registration rights agreements was $175. Should the Company be required to adjust the total obligation due to changes in its estimate, the charge or gain will be reflected in other income (expense), net in the Consolidated Statements of Operations.
2007 Credit Facility
     On May 18, 2007, the Company entered into a $400,000 senior secured credit facility and on June 1, 2007, the Company amended and restated the credit facility to increase the aggregate commitments under the facility from $400,000 to $500,000 (the “2007 Credit Facility”). The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300,000 (the “Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200,000 (the “LC Facility”). Interest on the Term Loans under the 2007 Credit Facility is calculated, at the Company’s option, (1) at a rate equal to 3.5% plus the London Interbank Offered Rate, or LIBOR, or (2) at a rate equal to 2.5% plus the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. Debt issuance costs of $18,801, mainly comprised of underwriting, commitment, and legal fees, were capitalized into other non-current assets and are being amortized to interest expense over the life of the Term Loans. As of June 30, 2007, the Company had $299,250 in principal outstanding under the Term Loans and an aggregate of $93,868 outstanding in letters of credit. The Company is charged an annual fee of 4.0% on the total LC Facility, whether or not utilized, and an additional annual fee of 0.2% on letters of credit issued.
     The Company’s obligations under the 2007 Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets and most of its material domestic subsidiaries, as guarantors of such obligations (including a pledge of 65% of the stock of certain of its foreign subsidiaries), subject to certain exceptions.
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
     The 2007 Credit Facility contains affirmative and negative covenants:
•	The affirmative covenants include, among other things: the delivery of unaudited quarterly and audited annual financial statements, all in accordance with generally accepted accounting principles, certain monthly operating metrics and budgets; compliance with applicable laws and regulations (excluding, prior to October 31, 2008, compliance with certain filing requirements under the securities laws); maintenance of existence and insurance; after October 31, 2008, as requested by the Administrative Agent, reasonable efforts to maintain credit ratings; and maintenance of books and records (subject to the material weaknesses previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

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
     The 2007 Credit Facility contains customary representations, warranties and covenants, certain of which include exceptions for events that would not have a material adverse effect on the Company’s business, results of operations, financial condition, assets or liabilities.
     Events of default under the 2007 Credit Facility include, among other things: defaults based on nonpayment, breach of representations, warranties and covenants, cross-defaults to other debt above $10,000, loss of lien on collateral, invalidity of certain guarantees, certain bankruptcy and insolvency events, certain ERISA events, judgments against the Company in an aggregate amount in excess of $20,000 that remain unpaid, and change of control events.
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
Discontinued 2005 Credit Facility
     On July 19, 2005, the Company entered into a $150,000 Senior Secured Credit Facility (the “2005 Credit Facility”). The 2005 Credit Facility, as amended, provided for up to $150,000 in revolving credit and advances, all of which was available for issuance of letters of credit. Advances under the revolving credit line were limited by the available borrowing base, which was based upon a percentage of eligible accounts receivable and unbilled receivables. The 2005 Credit Facility was terminated on May 18, 2007. On that date, all outstanding obligations under the 2005 Credit Facility were assumed by the 2007 Credit Facility, $2,102 of unamortized debt issuance costs was written-off to interest expense, and liens and security interests under the 2005 Credit Facility were released.
Japanese Credit Facility
     On September 22, 2006, the Company’s Japanese subsidiary entered into a 500,000 yen-denominated overdraft line of credit with The Bank of Tokyo – Mitsubishi UFJ Ltd. There were no borrowings at June 30, 2007. On September 28, 2007, the Company’s Japanese subsidiary borrowed 100,000 yen (approximately $865) against the line of credit. Borrowings under the line of credit accrue interest at Tokyo Interbank Offered Rate (“TIBOR”) plus 0.5%.
Note 4. Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, unvested PSUs, unvested RSUs, convertible debt and other potentially dilutive securities. In calculating diluted earnings (loss) per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method. During the three months ended June 30, 2007 and 2006, 129,675,122 shares and 131,196,743 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive. During the six months ended June 30, 2007 and 2006, 130,135,073 and 133,530,784 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 5. Comprehensive Income/(Loss)
     The components of comprehensive income/(loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(64,027)	$(2,853)	$(125,733)	$(75,566)
Foreign currency translation adjustment	6,026	15,273	10,774	20,009
Minimum pension liability	—	—	—	5,329

Comprehensive (loss) income	$(58,001)	$12,420	$(114,959)	$(50,228)

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

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,
	2007		2006
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$359,494	$67,782	$341,081	$70,652
Commercial Services	133,973	19,187	159,323	40,380
Financial Services	70,761	6,536	112,170	32,984
EMEA	196,988	32,691	170,427	26,687
Asia Pacific	89,925	19,761	89,627	18,858
Latin America	23,281	(1,021)	18,660	1,070
Corporate/Other	924	(177,112)	1,392	(175,969)

Total	$875,346	$(32,176)	$892,680	$14,662

	Six Months Ended June 30,
	2007		2006
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$721,187	$132,742	$672,197	$122,805
Commercial Services	270,255	40,014	276,430	11,861
Financial Services	142,966	10,434	222,672	69,735
EMEA	385,793	68,720	334,607	52,334
Asia Pacific	173,080	31,302	180,062	36,213
Latin America	45,547	(5,276)	37,881	2,109
Corporate/Other	2,770	(355,296)	2,575	(371,349)

Total	$1,741,598	$(77,360)	$1,726,424	$(76,292)

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 7. Goodwill
     The changes in the carrying amount of goodwill, at the reporting unit level, for the six months ended June 30, 2007 were as follows:

				Foreign
	Balance			Currency	Balance
	December 31,			Translation	June 30,
	2006	Reductions		Adjustment	2007
Public Services	$23,581	$—		$—	$23,581
Financial Services	9,210	—		—	9,210
EMEA	359,133	(7,495	)(1)	8,373	360,011
Asia Pacific	70,402	—		1,572	71,974
Latin America	918	—		44	962
Corporate/Other	202	—		—	202

Total	$463,446	$(7,495)		$9,989	$465,940

(1)	Amount represents the reversal of uncertain income tax liabilities recorded as part of the acquisition of a consulting practice in EMEA against goodwill, whereas the statute of limitations for the potential tax liability expired during the first quarter of 2007.
     In April 2007, the Company completed its required annual impairment test and determined that the carrying value of goodwill was not impaired.
Note 8. Lease and Facilities Restructuring Activities
     During the three and six months ended June 30, 2007, the Company recorded a restructuring charge of $1,329 and a credit of $3,558, respectively, both in connection with the Company’s previously announced office space reduction efforts. The restructuring credit for the six months ended June 30, 2007 represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities.
     During the three and six months ended June 30, 2006, the Company recorded restructuring charges of $2,488 and $5,288, respectively, both in connection with the Company’s previously announced office space reduction efforts.
     Since July 2003, the Company has incurred a total of $128,779 in lease and facilities-related restructuring charges in connection with its office space reduction effort relating to the following regions: $25,772 in EMEA, $863 in Asia Pacific and $102,144 in North America. As of June 30, 2007, the Company has a remaining lease and facilities accrual of $54,503, of which $15,095 and $39,408 have been identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms which expire at various dates through 2014.
     Changes in the Company’s accrual for restructuring charges for the six months ended June 30, 2007 were as follows:

Total
Balance at December 31, 2006	$66,918
Adjustment to the provision, net	(3,558)
Utilization	(9,383)
Other (1)	526

Balance at June 30, 2007	$54,503

(1)	Other changes in the restructuring accrual consist primarily of foreign currency translation adjustments.

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
SEC Reporting Matters
     2005 Class Action Suits
     In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to its financial results in the Company’s SEC periodic filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. The Company was awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. The court ordered both parties to submit briefs regarding the impact of Tellabs upon the defendants’ motion to dismiss. The parties filed their briefs on July 16, 2007, and oral arguments were held on July 27, 2007. On September 12, 2007, the court dismissed with prejudice this complaint, granting motions to dismiss filed by the Company and the other named defendants. In granting the Company’s motion to dismiss, the court ruled that the plaintiff failed to meet the scienter pleading requirements set forth in the Private Securities Litigation Reform Act of 1995, as amended. On September 26, 2007, the plaintiffs filed a motion that seeks a reversal of the court’s order dismissing the case or an amendment to the court’s order that would allow the plaintiffs to replead. The Company filed its brief on October 17, 2007 and a hearing on the plaintiffs’ motion is scheduled for November 16, 2007.
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
     SEC Investigation
     On April 13, 2005, pursuant to the same matter number as its inquiry concerning the Company’s restatement of certain financial statements issued in 2003, the staff of the SEC’s Division of Enforcement requested information and documents relating to the Company’s March 18, 2005 Form 8-K. On September 7, 2005, the Company announced that the staff had issued a formal order of investigation in this matter. The Company subsequently has received subpoenas from the staff seeking production of documents and information including certain information and documents related to an investigation conducted by its Audit Committee. The Company continues to provide information and documents to the SEC as requested. The investigation is ongoing and the SEC is in the process of taking the testimony of a number of the Company’s current and former employees, as well as a former director.
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
     Softline Acquisition Obligation
     On May 27, 1999, KPMG LLP (the Company’s former parent) acquired all of the voting common stock of Softline Consulting & Integrators, Inc. (“Softline”), a systems integration company, and entered into an agreement with the then shareholders of Softline (the “Softline Sellers”) to acquire all of the Softline nonvoting common stock for not less than $65,000. In August 2000, the Company and the Softline Sellers entered into an amendment pursuant to which the Company acquired the nonvoting common stock of Softline and paid $65,000 to the Softline Sellers. Of the $65,000 purchase price, the parties agreed to hold back $15,000, which accrued interest at 6% per annum (the “Softline Holdback”), until the final determination of claims by the Company against the Softline Sellers. The Softline Holdback was payable in shares of the Company’s common stock (calculated based on the Company’s initial public offering price less the underwriting discount in such offering); provided, however, that the Softline Sellers could elect to receive cash in lieu of up to 30% of the shares of the Company common stock otherwise issuable to such Softline Sellers. The amount of cash to be paid would be calculated based on average closing price for the Company’s common stock during the 20 trading days immediately preceding the date such notice of election was provided to the Company.
     The Softline Sellers elected to settle the Softline Holdback by a payment of an aggregate of $2,025 in cash and the issuance of an aggregate of 563,474 shares of the Company’s common stock, which payment and issuance was made on August 16, 2007.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was immaterial. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2007.
     Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of June 30, 2007, the Company had $94,114 of outstanding surety bonds and $93,868 of outstanding letters of credit for which the Company may be required to make future payment. See Note 3, “Notes Payable” for additional information.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of June 30, 2007, the Company estimates it had assumed an aggregate potential contract value of approximately $53,870 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $105 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these contracts as of June 30, 2007.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 10. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and post-retirement medical cost for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Components of net periodic pension cost:
Service cost	$1,589	$1,792	$3,178	$3,584
Interest cost	1,165	1,107	2,330	2,214
Expected return on plan assets	(243)	(269)	(486)	(538)
Amortization of loss	95	256	190	512
Amortization of prior service cost	163	159	326	318
Curtailment	—	30	—	60
Settlement	—	(91)	—	(182)

Net periodic pension cost	$2,769	$2,984	$5,538	$5,968

Components of net periodic postretirement medical cost:
Service cost	$618	$480	$1,236	$960
Interest cost	217	184	434	368
Amortization of losses	13	39	26	78
Amortization of prior service cost	119	120	238	240

Net periodic postretirement medical cost	$967	$823	$1,934	$1,646

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
     As of January 1, 2007, the Company had $282,822 of unrecognized tax benefits. If recognized, $220,896 would be recognized as a reduction of income tax expense impacting the effective income tax rate. At June 30, 2007, the Company had $294,675 of unrecognized tax benefits. If recognized, $230,188 would be recognized as a reduction of income tax expense impacting the effective income tax rate.
     The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded substantially all federal income tax matters through June 30, 2001, excluding an open audit of a $4,848 federal income tax refund claim. The statute of limitations is open for all remaining years. The Company is currently under audit for the tax periods ended June 30, 2003, December 31, 2003, 2004 and 2005. The Company has income tax audits in progress in various state and international jurisdictions in which it operates.
     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $52,565 accrued for interest and penalties at adoption of FIN 48 and $59,884 at June 30, 2007. The Company recorded $3,836 and $7,319 in interest and penalties during the three and six months ended June 30, 2007, respectively.
     For the three and six months ended June 30, 2007, the Company recognized loss before taxes of $45,802 and $100,008, respectively, and provided for income taxes of $18,225 and $25,725, respectively, resulting in an effective tax rate of (39.8%) and

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
(25.7%), respectively. For the three months ended June 30, 2007, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, the mix of income attributable to foreign versus domestic jurisdictions, non-deductible meals and entertainment, changes in income tax reserves, other items, and state and local taxes. For the six months ended June 30, 2007, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, non-deductible meals and entertainment and other items.
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
Disclosure Regarding Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Annual Report include statements about our internal control over financial reporting, our results of operations and our financial condition. Forward-looking statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment, and the following factors:
•	Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

•	In 2004, we identified material weaknesses in our internal control over financial reporting, the remediation of which continues to materially and adversely affect our business and financial condition, and as of June 30, 2007, the existence and remediation of these material weaknesses largely remain.

•	We face risks related to securities litigation and regulatory actions that could adversely affect our financial condition and business.

•	Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for our consulting and systems integration services.

•	Our operating results will suffer if we are not able to maintain our billing and utilization rates or control our costs.

•	We continue to incur selling, general and administrative (“SG&A”) expenses at levels significantly higher than those of our competitors. If we are unable to significantly reduce SG&A expenses over the near term, our ability to achieve, and make significant improvements in, net income and profitability will remain in jeopardy.

•	The systems integration consulting markets are highly competitive, and we may not be able to compete effectively if we are not able to maintain our billing rates or control our costs related to these engagements.

•	Contracting with the Federal government is inherently risky and exposes us to risks that may materially and adversely affect our business.

•	Our ability to attract, retain and motivate our managing directors and other key employees is critical to the success of our business. We continue to experience sustained, higher-than-industry average levels of voluntary turnover among our workforce, which has impacted our ability to grow our business.

•	Our contracts can be terminated by our clients with short notice, or our clients may cancel or delay projects.

•	If we are not able to keep up with rapid changes in technology or maintain strong relationships with software providers, our business could suffer.

•	Loss of our joint marketing relationships could reduce our revenue and growth prospects.

•	We are not likely to be able to significantly grow our business through mergers and acquisitions in the near term.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price.

•	Our profitability may decline due to financial, regulatory and operational risks inherent in worldwide operations.

•	We may bear the risk of cost overruns relating to our services, thereby adversely affecting our profitability.

•	We may face legal liabilities and damage to our professional reputation from claims made against our work.

•	Our services may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our current cash resources might not be sufficient to meet our expected cash needs over time.

•	Our 2007 Credit Facility imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms. If we violate these restrictions, we will be in default under the 2007 Credit Facility, which may cross-default to our other indebtedness.

•	If we cannot generate positive cash flow from our operations, we eventually may not be able to service our indebtedness.

•	We may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

•	Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our financial condition.

•	Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility.

•	The holders of our debentures have the right, at their option, to require us to purchase some or all of their debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.

•	The price of our common stock may decline due to the number of shares that may be available for sale in the future.

•	There are significant limitations on the ability of any person or company to acquire the Company without the approval of our Board of Directors.
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
     We filed the 2006 Form 10-K on June 28, 2007, the 2006 Forms 10-Q on June 29, 2007 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2007 on September 7, 2007. Due to the delay in the filing of this Quarterly Report, certain information presented in this Quarterly Report relates to significant events that have occurred subsequent to the period generally covered in a Form 10-Q for the three months ended June 30, 2007.

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
     Revenue and Income Drivers
     We derive substantially all of our revenue from professional services activities. Our revenue is driven by our ability to continuously generate new opportunities to serve clients, by the prices we obtain for our service offerings, and by the size and utilization of our professional workforce. Our ability to generate new business is directly influenced by the economic conditions in the industries and regions we serve, our anticipation and response to technological change, the type and level of technology spending by our clients and by our clients’ perception of the quality of our work. Our ability to generate new business is also indirectly influenced by our clients’ perceptions of our ability to manage our ongoing issues surrounding our financial position and SEC reporting capabilities.
     Our gross profit consists of revenue less our costs of service. The primary components of our costs of service include professional compensation and other direct contract expenses. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including the vesting of various stock awards, tax equalization for employees on foreign and long-term domestic assignments, bonuses and costs associated with reductions in workforce). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software, and costs of subcontractors. If we are unable to adequately control or estimate these costs, or properly anticipate the sizes of our client service and support staff, our profitability will suffer.
     Our operating profit reflects our revenue less costs of service and certain additional items that include, primarily, SG&A expenses, which include costs related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force, and other expenses related to managing and growing our business. Write-downs in the carrying value of goodwill and amortization of intangible assets have also historically reduced our operating profit.
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
•	Bookings. We believe that information regarding our new contract bookings provides useful trend information regarding how the volume of our new business changes over time. Comparing the amount of new contract bookings and revenue provides us with an additional measure of the short-term sustainability of revenue growth. Information regarding our new bookings should not be compared to, or substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations. These amounts represent our estimate at contract signing of the net revenue expected over the term of that contract and involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported; however, we do not revise previously reported bookings. Bookings do not include potential revenue that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under contracts that are subject to client discretion. We do not record unfunded Federal contracts as new contract bookings while appropriation approvals remain pending as there can be no assurances that these approvals will be forthcoming in the near future, if at all. Consequently, there can be significant differences between the time of contract signing and new contract booking recognition. Although our level of bookings provides an indication of how our business is performing, we do not characterize our bookings, or our engagement contracts associated with new bookings, as backlog because our engagements generally can be cancelled or terminated on short notice or without notice.

•	Revenue Growth. Unlike bookings, which provide only a general sense of future expectations, period-over-period comparisons of revenue provide a meaningful depiction of how successful we have been in growing our business over time.

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control our costs of services. Analysis of the various cost elements, including professional compensation expense, effects of foreign exchange rate changes and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in our business. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs. We also utilize certain adjusted gross margin metrics in connection with the vesting and settlement of certain employee incentive awards. For a discussion of these metrics, see “Executive Compensation – Compensation Discussion and Analysis,” included in our proxy statement related to our 2007 Annual Meeting of Stockholders, filed with the SEC on September 28, 2007.

•	Utilization. Utilization represents the percentage of time our consultants are performing work, and is defined as total hours charged to client engagement or to non-chargeable client-relationship projects divided by total available hours for any specific time period, net of holiday and paid vacation hours.

•	Days Sales Outstanding (“DSO”). DSO is an operational metric that approximates the amount of earned revenue that remains unpaid by clients at a given time. DSOs are derived by dividing the sum of our outstanding accounts receivable and unbilled revenue, less deferred revenue, by our average net revenue per day. “Average net revenue per day” is determined by dividing total net revenue for the most recently ended trailing twelve-month period by 365.

•	Free Cash Flow. Free cash flow is calculated by subtracting purchases of property and equipment from cash provided by operating activities. We believe free cash flow is a useful measure because it allows better understanding and assessment of our ability to meet debt service requirements and the amount of recurring cash generated from operations after expenditures for fixed assets. Free cash flow does not represent our residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”) is net cash provided by operating activities.

•	Attrition. Attrition, or voluntary total employee turnover, is calculated by dividing the number of our employees who have chosen to leave the Company within a certain period by the total average number of all employees during that same period. Our attrition statistic covers all of our employees, which we believe provides metrics that are more compatible with, and comparable to, those of our competitors.
Readers should understand that each of the performance indicators identified above are utilized by many companies in our industry and by those who follow our industry. There are no uniform standards or requirements for computing these performance indicators, and, consequently, our computations of these amounts may not be comparable to those of our competitors.
Three and Six Months Ended June 30, 2007 Highlights
     A summary of our financial highlights for the three and six months ended June 30, 2007 is presented below. To the extent currently available we have also included certain operational metrics for the three and nine months ended September 30, 2007.
•	New contract bookings for the three months ended June 30, 2007 were $746.8 million, a decrease of $66.4 million, or 8.2%, from new contract bookings of $813.2 million for the three months ended June 30, 2006. New contract bookings for the six months ended June 30, 2007 were $1,456.3 million, a decrease of $161.4 million, or 10.0%, from new contract bookings of $1,617.7 million for the six months ended June 30, 2006. Although bookings grew in our international operations, it did not offset reductions in our North American business units. In North America, year-over-year decreases in Public Services bookings for the three and six months ended June 30, 2007 are substantially attributable to (a) one exceptionally large booking in our State, Local and Education (“SLED”) sector in the first quarter of 2006, and (b) growth in the first half of 2007 of the total contract value of new Federal contracts signed for which appropriations approval remained pending (“unfunded Federal contracts”) at June 30, 2007, which we believe has resulted in funding only a small portion of new Federal contracts. We do not record unfunded Federal contracts as new contract bookings while appropriation approvals remain pending as there can be no assurances that these approvals will be forthcoming in the near future, if at all.

•	New contract bookings for the three months ended September 30, 2007 were $764.1 million, a decrease of $49.2 million, or 6.0%, from new contract bookings of $813.3 million for the three months ended September 30, 2006. Most notably, appropriations were approved for a significant number of the previously mentioned unfunded Federal contracts, resulting in record quarterly bookings in our Public Services business unit. By comparison, new bookings in our Commercial Services and Financial Services business units were down considerably, more than offsetting the gains achieved by Public Services.

•	New contract bookings for the nine months ended September 30, 2007 were $2,220.5 million, a decrease of $210.5 million, or 8.7%, from new contract bookings of $2,431.0 million for the nine months ended September 30, 2006. New bookings improvements in our EMEA and Asia Pacific business units continue to be outstripped by declining new bookings in our Commercial Services and Financial Services business units and the lingering effects of delays in appropriations associated with unfunded Federal contracts executed by our Public Services business unit.

•	Our revenue for the three months ended June 30, 2007 was $875.3 million, a decrease of $17.3 million, or 1.9%, from revenue for the three months ended June 30, 2006 of $892.7 million. Revenue increases in EMEA, Public Services and Latin America were more than offset by declines in Financial Services and Commercial Services while Asia Pacific was flat year over year. Our revenue for the six months ended June 30, 2007 was $1,741.6 million, an increase of $15.2 million, or 0.9%, over revenue for the six months ended June 30, 2006 of $1,726.4 million. Revenue increases in EMEA, Public Services and Latin America more than offset revenue declines in Financial Services, Asia Pacific and Commercial Services.

•	Our gross profit for the three months ended June 30, 2007 was $142.5 million, a decrease of $49.0 million, or 25.6%, compared with gross profit for the three months ended June 30, 2006 of $191.6 million. Gross profit as a percentage of revenue decreased to 16.3% during the three months ended June 30, 2007 from 21.5% during the three months ended June 30, 2006. This decline was the result of decreases in revenue and increases in professional compensation due primarily to stock–based compensation related to our February 2007 grant of PSUs, which more than offset a decrease in other direct contract expenses. Our gross profit for the six months ended June 30, 2007 was $274.6 million, a decrease of $15.4 million, or 5.3%, compared with gross profit of $290.0 million for the six months ended June 30, 2006. Gross profit as a percentage of revenue decreased to 15.8% during the six months ended June 30, 2007 from 16.8% during the six months ended June 30, 2006. This decline was the result of increases in professional compensation which more than offset increases in revenue and decreases in other direct contract expenses.

•	We incurred SG&A expenses of $174.7 million in the second quarter of 2007, representing a decrease of $1.7 million, or 1.0%, over SG&A expenses of $176.4 million in the second quarter of 2006. We incurred SG&A expenses of $352.0 million in the six months ended June 30, 2007, representing a decrease of $13.3 million, or 3.7%, from SG&A expenses of $365.3 million in the six months ended June 30, 2006. The decrease in SG&A expense for the three and six months ended June 30, 2007 was primarily due to reduced sub-contractor labor and other costs directly related to the closing of our financial statements, as well as savings from the reduction in the size of our sales force. Partially offsetting these savings were increased compensation expense for additional SG&A personnel, stock-based compensation expense related to our February 2007 grant of PSUs, RSUs, and accrued bonuses.

•	During the three months ended June 30, 2007, we incurred external costs related to the preparation of our financial statements, our auditors’ review of our financial statements and testing of internal controls of approximately $22.8 million, compared to approximately $35.3 million for the three months ended June 30, 2006. During the six months ended June 30, 2007, we incurred external costs related to the preparation of our financial statements, our auditors’ review of our financial statements and testing of internal controls of approximately $53.4 million, compared to approximately $67.6 million for the six months ended June 30, 2006. We currently expect our costs for the remainder of 2007 related to these efforts to be approximately $27.3 million compared to $60.7 million incurred in the second half of 2006.

•	During the second quarter of 2007, we realized a net loss of $64.0 million, or a loss of $0.30 per share, an increase of $61.2 million over the net loss of $2.9 million, or a loss of $0.01 per share, during the second quarter of 2006. This change in net loss was primarily attributable to:
•	a decrease in gross profit of $49.0 million;

•	an increase in interest expense of $6.8 million in the second quarter of 2007, due to interest attributable to our 2007 Credit Facility and the acceleration of debt issuance costs resulting from the termination of the 2005 Credit Facility; and

•	an increase in income tax expense of $6.1 million in the second quarter of 2007.
     The change in net loss was partially offset by a decrease in SG&A expenses of $1.7 million in the second quarter of 2007.
•	During the six months ended June 30, 2007, we realized a net loss of $125.7 million, or a loss of $0.59 per share, an increase of $50.2 million over the net loss of $75.6 million, or a loss of $0.36 per share, during the six months ended June 30, 2006. This change in net loss was primarily attributable to:
•	a decrease in gross profit of $15.4 million;

•	the recognition of $38.0 million in other income in the first quarter of 2006 in connection with insurance settlement payments made on behalf of the Company in connection with the settlement of our contract with Hawaiian Telcom Communications, Inc.; and

•	an increase in interest expense of $8.7 million in the six months ended June 30, 2007, due to interest attributable to our 2007 Credit Facility and the acceleration of debt issuance costs resulting from the termination of the 2005 Credit Facility.
     The change in net loss was partially offset by a decrease in SG&A expenses of $13.3 million in the six months ended June 30, 2007.
•	Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and changes the standard of recognition that a tax contingency is required to meet before being recognized in the financial statements. Upon adoption of FIN 48 and after examining our existing tax contingencies under the standards of FIN 48, we recognized an increase of approximately $119.8 million in our long-term liability for unrecognized tax benefits, which was reflected as an increase to the January 1, 2007 balance of accumulated deficit.

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

•	Utilization for the three months ended June 30, 2007 was 76.3%, a decrease of 50 basis points from the three months ended June 30, 2006. Utilization for the six months ended June 30, 2007 was 76.5%, an increase of 150 basis points over the six months ended June 30, 2006.

•	Utilization for the three months ended September 30, 2007 was 78.5%, an increase of 130 basis points from the three months ended September 30, 2006. Utilization for the nine months ended September 30, 2007 was 77.2%, an increase of 140 basis points over the nine months ended September 30, 2006.

•	As of June 30, 2007, our DSOs stood at 95 days, representing a decrease of 9 days, or 8.7%, from our DSOs at June 30, 2006.

•	Free cash flow for the six months ended June 30, 2007 and 2006 was ($321.0) million and ($124.6) million, respectively. Net cash used in operating activities in the six months ended June 30, 2007 and 2006 was ($298.4) million and ($102.4) million, respectively. Purchases of property and equipment in the six months ended June 30, 2007 and 2006 were $22.6 million and $22.2 million, respectively. The change in free cash flow for the six-month period was primarily attributable to the timing of our payments to vendors, significant increases to accounts receivable and unbilled revenue balances, a decline in operating profitability, and the settlement of the HT Contract.

•	As of June 30, 2007, we had approximately 17,500 full-time employees, including approximately 14,800 consulting professionals. This represented a decrease in billable headcount of approximately 3.3% from our headcount as of December 31, 2006.

•	As of September 30, 2007, we had approximately 17,300 full-time employees, including approximately 14,500 consulting professionals. This represented a decrease in billable headcount of approximately 5.2% from our headcount as of December 31, 2006.

•	Our voluntary, annualized attrition rate for the second quarter of 2007 was 26.4%, compared to 28.6% for the second quarter of 2006. Our voluntary, annualized attrition rate for the third quarter of 2007 was 25.8%, compared to 28.3% for the third quarter of 2006. The highly competitive industry in which we operate and our financial position have made it particularly critical and challenging for us to attract and retain experienced personnel.

•	Effective as of October 22, 2007, our Board of Directors approved an amendment to our existing shareholder rights agreement. As amended, a shareholder’s right under the agreement to acquire additional shares of stock will not trigger unless (a) a shareholder who is a “passive investor” acquires 20% or more of our common stock or (b) a shareholder who is not a “passive investor” acquires 15% or more of our common stock. Prior to the amendment, these rights were triggered upon a shareholder acquiring 15% or more of our common stock in all instances. For additional information, see Item 5, “Other Information,” of this Quarterly Report.

•	With the filing of this Form 10-Q, we will become current but not timely, in our SEC periodic filings. As a result, we intend to begin to deliver shares to our employees under our various employee share plans over the coming quarters. For additional information see —“Liquidity and Capital Resources” and Item 1A, “Risk Factors,” of this Quarterly Report.
Principal Business Priorities and Strategies for 2007 and Beyond
     In early 2007 our Board of Directors determined our principal business priorities to be to: (1) enhance shareholder value, (2) become timely in our financial and SEC periodic reporting, (3) replace our North American financial reporting systems, (4) reduce employee attrition, (5) increase client awareness, confidence and satisfaction, and (6) strengthen our balance sheet. For information on management’s current and planned initiatives to achieve the priorities established by our Board of Directors, please refer to our 2006 Form 10-K.
     We provide the following as updates on our progress and challenges with respect to certain of these priorities:
•	Enhance Shareholder Value.
          While we continue to make strides in improving our internal operations, our business strategy must represent our path forward and our primary focus for enhancing shareholder value. Four themes encompass our strategic vision:
•	Focus – We will continue to selectively target and focus on clients, markets and offerings where we can be a market leader. We will strategically leverage our industry and solution expertise along with our business partners and other core channels to market to effectively deliver our firm’s capabilities in these areas.

•	Differentiated Solutions – We will continue to target and invest in solutions which are highly relevant to our clients’ needs and which we can provide in a compelling, differentiated manner. Our offerings and capabilities in Risk, Compliance and Security illustrate the outcomes of this priority.

•	Global Model – Our clients operate globally and so do we. We are very committed to our global delivery model, and we will maintain world class on-shore and off-shore capabilities to meet the ever changing needs of our clients.

•	People – Our professionals are the lifeblood of our company. We continue to invest in our ability to attract, develop and retain the best and the brightest. Our investments in training and our partnership with the prestigious Yale University are examples of our commitment. In addition, in October 2007, we hired Rick Martino as our new global head of human resources. Mr. Martino has more than 25 years of experience leading and transforming human resource programs, including the past seven years with the March of Dimes Foundation where he led all aspects of human resources, successfully redesigned their compensation plan and benefit programs, reduced overall employee attrition and enhanced their training and development programs, and 18 years with IBM, where he was responsible for various aspects of global staffing, learning and development, diversity, human resources information technology, global mobility and knowledge management strategy.
•	Become Timely in our Financial and SEC Periodic Reporting. We continue to target timely filing with the SEC of our Annual Report on Form 10-K for the year ending December 31, 2007. With the filing of this report, we are current and up to date in our SEC periodic reports; however, we expect that this is temporary, as we do not expect to file our quarterly report for the third fiscal quarter of 2007 by the date it is due under the SEC’s reporting rules.

To date in 2007, substantial progress continues to be made in remediating material weaknesses in our internal control over financial reporting. Based on our management team’s most recent review, we believe it is likely that three of the nine material weaknesses disclosed in our 2006 Form 10-K can be remediated in 2007 and it is possible that an additional three may be remediated by year end. We do not expect material weaknesses related to the remaining three, and possibly six, material weakness disclosures previously reported to be remediated before 2008. Full remediation can only be achieved after appropriate internal assessment, including testing and auditing procedures have been completed, therefore, the exact date of full remediation of each material weakness remains subject to change.

•	Replace Our North American Financial Reporting Systems. We are still planning to begin our transition to new North American financial reporting systems in the second half of 2008. The strategy, design and build phases for the project are proceeding as planned. In the interim, it is critical that we continue to make incremental improvements on our existing North American financial reporting systems to be able to support and achieve our goal of remaining timely in our SEC periodic reporting in fiscal 2008.

•	Reduce Employee Attrition. While attrition has not worsened significantly, we have seen virtually no improvement in our voluntary employee attrition rate. We are optimistic that becoming timely in our financial and SEC periodic reporting and again being able to focus singularly on our business strategy will help improve our attrition rates.

•	Increase Client Awareness, Confidence and Satisfaction. To date in 2007, we were named as a leader providing of risk consulting by Forrester in its 2007 vendor summary and as “2007 Global System Integrator of the Year” by Cognos for the second year in a row. In addition, we ranked 24th in Washington Technology Magazine’s 2007 ranking of Top 100 government contractors.

•	Strengthen Our Balance Sheet.
•	EMEA – Working with our financial and legal advisors, we have completed a preliminary feasibility study and legal analysis relating to our previously announced exploration of a sale of a significant portion of our EMEA segment to our European managing directors. Financial advisors have now been engaged to identify potential financing sources to support a proposed transaction structure. We are also near completion of a financial due diligence review of the EMEA business unit that could be used in discussions with financing parties, should our Board of Directors decide to move forward with this transaction with our European managing directors. We do not expect our Board of Directors to make a final decision regarding whether or not to proceed with this transaction before late 2007.

•	Continued SG&A Reductions – We are also moving on plans to aggressively reduce our ongoing SG&A expenditures by the end of fiscal 2007. We hope to be able to reduce fiscal 2007 corporate infrastructure costs by approximately $60 million year-over-year. A significant portion of these savings are expected to come from year-over-year savings in the external costs associated with completing our consolidated financial statements and filing our SEC periodic reports and, based on our activities through September 30, 2007, we continue to believe these external cost savings are achievable. To achieve further reductions in 2008 and beyond, we must continue to reduce the relatively high SG&A costs that we continue to experience in a number of areas of our corporate infrastructure and business segments. We also continue to strive to improve our cash collections through a program recently initiated by our Office of the Chief Executive Officer. At June 30, 2007, our DSOs stood at 95 days. If we are to generate significant amounts of cash from operations in the latter part of 2007, by the fourth fiscal quarter of 2007 we must again meet or exceed our cash collections for the fourth quarter of fiscal 2006 when our DSOs stood at 82 days.

•	Reactivating our Employee Share Purchase Plan – With the filing of this Quarterly Report, we are once again able to sell shares to our employees under our ESPP. In addition to providing our employees with regular opportunities to acquire greater ownership in our company, we are now able to more freely utilize the approximately $14 million in cash we have been holding on behalf of our employees.
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
Three Months ended June 30, 2007 Compared to Three Months ended June 30, 2006
     Revenue. Our revenue for the second quarter of 2007 was $875.3 million, a decrease of $17.3 million, or 1.9%, from revenue of $892.7 million for the second quarter of 2006. The following tables present certain revenue information and performance metrics for each of our reportable segments for the second quarters of 2007 and 2006. Amounts are in thousands, except percentages.

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Revenue
Public Services	$359,494	$341,081	$18,413	5.4%
Commercial Services	133,973	159,323	(25,350)	(15.9%)
Financial Services	70,761	112,170	(41,409)	(36.9%)
EMEA	196,988	170,427	26,561	15.6%
Asia Pacific	89,925	89,627	298	0.3%
Latin America	23,281	18,660	4,621	24.8%
Corporate/Other	924	1,392	(468)	n/m

Total	$875,346	$892,680	$(17,334)	(1.9%)

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	5.4%	5.4%
Commercial Services	0.0%	(15.9%)	(15.9%)
Financial Services	0.0%	(36.9%)	(36.9%)
EMEA	7.9%	7.7%	15.6%
Asia Pacific	(0.1%)	0.4%	0.3%
Latin America	9.9%	14.9%	24.8%
Corporate/Other	n/m	n/m	n/m

Total	1.7%	(3.6%)	(1.9%)

n/m = not meaningful
•	Public Services revenue increased during the second quarter of 2007, led by significant revenue growth in our Emerging Markets and SLED sectors, primarily due to increased activity at both new and existing clients. Partially offsetting these increases was a revenue decline in our Defense sector, due to the winding down of several large contracts during 2007.

•	Commercial Services revenue decreased during the second quarter of 2007, primarily due to reduced customer demand for our services within the telecommunications and high technology industries. Revenue also declined in our Life Sciences sector due to the completion of a significant long-term client project in 2007.

•	Financial Services revenue decreased during the second quarter of 2007, due to significant revenue declines across all business sectors. Revenue decreases were attributable to several factors, including the winding down of a large client engagement during 2007, the loss of senior staff in certain of our higher rate business sectors and difficulties in securing long-term client commitments, due in part to client concerns and perceptions regarding our financial position.

•	EMEA revenue increased during the second quarter of 2007, as a result of the favorable impact of the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar as well as significant revenue increases in Russia, Ireland and the United Kingdom, partially offset by revenue declines in Spain. Revenue growth in Russia was attributable to increased activity from several new client engagements, while Ireland and the United Kingdom revenue growth was driven by our continued expansion in those markets and strong regional economies. Revenue declined in Spain due to a declining market share resulting in a reduced volume of engagement hours and lower utilization.

•	Asia Pacific revenue slightly increased during the second quarter of 2007, primarily due to revenue growth in China resulting from our increased operational focus in that region. Partially offsetting this increase was a revenue decline in Korea due to the completion of several large contracts.

•	Latin America revenue increased during the second quarter of 2007, partly as a result of the favorable impact of the strengthening of foreign currencies (primarily the Brazilian Real) against the U.S. dollar as well as revenue growth in Brazil and strengthening our relationships with existing clients.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the second quarter of 2007, our revenue decreased $17.3 million and total costs of service increased $31.7 million when compared to the second quarter of 2006, resulting in a decrease in gross profit of $49.0 million, or 25.6%. Gross profit as a percentage of revenue decreased to 16.3% for the second quarter of 2007 from 21.5% for the second quarter of 2006. The change in gross profit for the second quarter of 2007 compared to the second quarter of 2006 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 53.4% for the second quarter of 2007, compared to 47.5% for the second quarter of 2006. We experienced a net increase in professional compensation expense of $43.9 million, or 10.4%, to $467.6 million for the second quarter of 2007 over $423.7 million for the second quarter of 2006. The increase in professional compensation expense over the second quarter of 2006 was primarily due to stock-based compensation expense relating to PSUs, RSUs, cash bonuses, as well as merit-based annual salary increases to our billable staff.

•	Other direct contract expenses decreased as a percentage of revenue to 22.1% for the second quarter of 2007, compared to 24.0% for the second quarter of 2006. We experienced a net decrease in other direct contract expenses of $20.7 million, or 9.7%, to $193.3 million for the second quarter of 2007 from $214.0 million for the second quarter of 2006. The decrease was driven by reduced subcontractor expenses as a result of increased use of internal resources.

•	Other costs of service as a percentage of revenue increased to 8.1% for the second quarter of 2007 from 6.8% for the second quarter of 2006. We experienced a net increase in other costs of service of $9.7 million, or 15.9%, to $70.6 million for the second quarter of 2007 from $60.9 million for the second quarter of 2006. The increase was primarily due to increased salaries and related expenses for the redeployment of existing employees to practice support roles.

•	During the second quarter of 2007 we recorded, within the Corporate/Other operating segment, a restructuring charge of $1.3 million related to lease, facilities and other exit activities, compared with a $2.5 million charge during the second quarter of 2006. These charges related primarily to the fair value of future lease obligations associated with office space, which we will no longer be using, primarily within the EMEA and North America regions.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the second quarters of 2007 and 2006. Amounts are in thousands, except percentages.

	Three Months Ended
	June 30,
	2007	2006	$ Change	% Change
Gross Profit
Public Services	$75,217	$78,415	$(3,198)	(4.1%)
Commercial Services	25,094	46,600	(21,506)	(46.2%)
Financial Services	11,529	39,458	(27,929)	(70.8%)
EMEA	40,278	35,200	5,078	14.4%
Asia Pacific	22,955	21,974	981	4.5%
Latin America	575	2,235	(1,660)	(74.3%)
Corporate/Other	(33,117)	(32,321)	(796)	n/m

Total	$142,531	$191,561	$(49,030)	(25.6%)

	Three Months Ended
	June 30,
	2007	2006
Gross Profit as a % of revenue
Public Services	20.9%	23.0%
Commercial Services	18.7%	29.2%
Financial Services	16.3%	35.2%
EMEA	20.4%	20.7%
Asia Pacific	25.5%	24.5%
Latin America	2.5%	12.0%
Corporate/Other	n/m	n/m

Total	16.3%	21.5%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit decreased in the second quarter of 2007, primarily due to increases in professional compensation expense related to increases in stock-based compensation expense for PSUs and RSUs, cash bonuses and additional personnel to meet the demand for our services. These increases in expense more than offset revenue increases and a substantial improvement in gross profit in our SLED sector.

•	Commercial Services gross profit significantly decreased in the second quarter of 2007, primarily due to lower revenue in the second quarter of 2007 compared to the second quarter of 2006.

•	Financial Services gross profit significantly decreased in the second quarter of 2007, primarily due to significantly lower revenue in the second quarter of 2007 compared to the second quarter of 2006 as well as a decline in the mix of higher margin engagements. Despite a decrease in billable personnel, compensation expense declined only marginally due to increases in stock-based compensation expense for PSUs and RSUs.

•	EMEA gross profit increased in the second quarter of 2007, primarily due to overall higher revenue in the EMEA region and improved profitability in Russia and the United Kingdom. Also contributing to the improvement in gross profit was other direct contract expenses decreasing as a percentage of revenue, attributable to the reduced use of subcontractors and increased use of internal resources.

•	Asia Pacific gross profit increased in the second quarter of 2007, primarily due to significant improvements in profitability and staff utilization in the Company’s businesses in China and Japan. Due to the high demand for resources in the Japanese market and limited availability of qualified personnel, increases in subcontractor expenses served to depress the growth of gross profit in the Company’s business in Japan.

•	Latin America gross profit decreased in the second quarter of 2007, as increases in compensation expense, driven by higher billable personnel to meet the growth of our business, primarily in Brazil, more than offset revenue growth in the region.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the second quarter of 2006 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets was $0.5 million in the second quarter of 2006. There was no amortization expense in the second quarter of 2007 as our intangible assets were fully amortized.
     Selling, General and Administrative Expenses. We incurred SG&A expenses of $174.7 million for the three months ended June 30, 2007, representing a decrease of $1.7 million, or 1.0%, from SG&A expenses of $176.4 million for the three months ended June 30, 2006. SG&A expenses as a percentage of gross revenue increased to 20.0% in the three months ended June 30, 2007 from 19.8% for the three months ended June 30, 2006. The increase was primarily due to increased compensation expense for additional SG&A personnel, stock-based compensation expense for PSUs and RSUs, and accrued bonuses. Partially offsetting these increases were reduced sub-contracted labor and other costs directly related to the closing of our financial statements, as well as savings from the reduction in the size of our sales force.
     Interest Income. Interest income was $2.6 million and $2.3 million in the three months ended June 30, 2007 and 2006, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money-markets during the second quarter of 2007 as compared to the second quarter of 2006.
     Interest Expense. Interest expense was $15.8 million and $9.0 million in the three months ended June 30, 2007 and 2006, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to interest attributable to our 2007 Credit Facility and, to a lesser extent, the acceleration of debt issuance costs resulting from the termination of the 2005 Credit Facility.
     Other (Expense) Income, net. Other expense, net was $0.5 million in the three months ended June 30, 2007, compared to other income, net of $1.3 million in the three months ended June 30, 2006. The balances in each period primarily consisted of realized foreign currency exchange losses and gains.
     Income Tax Expense. We incurred income tax expense of $18.2 million and $12.2 million for the three months ended June 30, 2007 and 2006, respectively. The principal reasons for the difference between the effective income tax rate on earnings/loss from continuing operations of (39.8%) and 130.6% for the three months ended June 30, 2007 and 2006, respectively, were: a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment.
     Net Loss. For the three months ended June 30, 2007, we incurred a net loss of $64.0 million, or a loss of $0.30 per share. For the three months ended June 30, 2006, we incurred a net loss of $2.9 million, or a loss of $0.01 per share. Contributing to the net loss for the three months ended June 30, 2007 were bonuses accrued for our employees, stock-based compensation expense and lease and facilities restructuring charges.
Six Months ended June 30, 2007 Compared to Six Months ended June 30, 2006
     Revenue. Our revenue for the six months ended June 30, 2007 was $1,741.6 million, an increase of $15.2 million, or 0.9%, over revenue of $1,726.4 million for the six months ended June 30, 2006. The following tables present certain revenue information and performance metrics for each of our reportable segments for the six months ended June 30, 2007 and 2006. Amounts are in thousands, except percentages.

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Revenue
Public Services	$721,187	$672,197	$48,990	7.3%
Commercial Services	270,255	276,430	(6,175)	(2.2%)
Financial Services	142,966	222,672	(79,706)	(35.8%)
EMEA	385,793	334,607	51,186	15.3%
Asia Pacific	173,080	180,062	(6,982)	(3.9%)
Latin America	45,547	37,881	7,666	20.2%
Corporate/Other	2,770	2,575	195	n/m

Total	$1,741,598	$1,726,424	$15,174	0.9%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	7.3%	7.3%
Commercial Services	0.0%	(2.2%)	(2.2%)
Financial Services	0.0%	(35.8%)	(35.8%)
EMEA	8.7%	6.6%	15.3%
Asia Pacific	(0.1%)	(3.8%)	(3.9%)
Latin America	6.1%	14.1%	20.2%
Corporate/Other	n/m	n/m	n/m

Total	1.8%	(0.9%)	0.9%

n/m = not meaningful
•	Public Services revenue increased during the six months ended June 30, 2007, led by significant revenue growth in our SLED, Emerging Markets and Civilian sectors, primarily due to increased activity at both new and existing clients. Partially offsetting these increases was a revenue decline in our Defense sector, due to the winding down of several large contracts during 2007.

•	Commercial Services revenue decreased during the six months ended June 30, 2007, primarily due to reduced customer demand for our services within the telecommunications and high technology industries. Revenue also declined in our Life Sciences sector due to the completion of a significant long-term client project, while revenue in our Manufacturing, Energy and Consumer Markets sector increased due to greater demand for the solutions provided by our professionals who service these sectors.

•	Financial Services revenue decreased during the six months ended June 30, 2007, due to significant revenue declines in most of its business sectors. Revenue decreases were attributable to several factors, including the winding down of a large client engagement during 2007, the loss of senior staff in certain of our higher rate business sectors and difficulties in securing long-term client commitments, due in part to client concerns and perceptions regarding our financial position.

•	EMEA revenue increased during the six months ended June 30, 2007, primarily as a result of the favorable impact of the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar and significant revenue increases in the United Kingdom, Switzerland and France, partially offset by revenue declines in Germany and Spain. Revenue growth in the United Kingdom was driven by our continued expansion in that market, while Switzerland and France revenue growth were attributable to increased demand for consulting services in those local markets. Revenue in Germany declined due to prior year restructuring efforts, resulting in continued reductions in billable personnel while increasing focus on delivering more profitable engagements. Revenue declined in Spain due to a declining market share resulting in a reduced volume of engagement hours and lower utilization.

•	Asia Pacific revenue decreased during the six months ended June 30, 2007, primarily due to a decline in revenue recognized in Australia at a significant client engagement in the telecommunications industry and a revenue decline in Korea due to the completion of several large contracts, partially offset by revenue growth in China and Japan. Revenue growth in China resulted from an increased operational focus, while the revenue increase in Japan was due to revenue growth from system implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law.

•	Latin America revenue increased during the six months ended June 30, 2007, primarily as a result of revenue growth in Brazil and Mexico and the strengthening of our relationships with existing clients. Latin America revenue was also positively impacted in the first half of 2007 by the strengthening of foreign currencies (primarily the Brazilian Real) against the U.S. dollar.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the six months ended June 30, 2007, our revenue increased $15.2 million and total costs of service increased $30.6 million when compared to the six months ended June 30, 2006, resulting in a decrease in gross profit of $15.4 million, or 5.3%. Gross profit as a percentage of revenue decreased to 15.8% for the six months ended June 30, 2007 from 16.8% for the six months ended June 30, 2006. The change in gross profit for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 53.9% for the six months ended June 30, 2007, compared to 49.4% for the six months ended June 30, 2006. We experienced a net increase in professional compensation expense of $86.3 million, or 10.1%, to $939.3 million for the six months ended June 30, 2007 from $852.9 million for the six months ended June 30, 2006. The increase in professional compensation expense was primarily due to increases in stock-based compensation expense for PSUs, RSUs, cash bonuses, as well as merit-based annual salary increases to our billable staff.

•	Other direct contract expenses decreased as a percentage of revenue to 22.5% for the six months ended June 30, 2007 compared to 26.4% for the six months ended June 30, 2006. We experienced a net decrease in other direct contract expenses of $64.3 million, or 14.1%, to $392.1 million for the six months ended June 30, 2007 from $456.4 million for the six months ended June 30, 2006. The decrease was driven primarily by higher other direct contract expenses recorded in the first quarter of 2006 related to the settlement of the HT Contract. In addition, the decline was driven by reduced subcontractor expenses as a result of increased use of internal resources.

•	Other costs of service as a percentage of revenue increased to 8.0% for the six months ended June 30, 2007 from 7.1% for the six months ended June 30, 2006. We experienced a net increase in other costs of service of $17.5 million, or 14.3%, to $139.2 million for the six months ended June 30, 2007 from $121.8 million for the six months ended June 30, 2006. The increase was primarily due to increased salaries and related expenses for the redeployment of existing employees to practice support roles.

•	During the six months ended June 30, 2007 we recorded, within the Corporate/Other operating segment, a restructuring credit of $3.6 million related to lease, facilities and other exit activities, compared with a $5.3 million charge during the six months ended June 30, 2006. These charges related primarily to the fair value of future lease obligations associated with office space, which we will no longer be using, primarily within the EMEA and North America regions. The restructuring credit for the six months ended June 30, 2007 represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the six months ended June 30, 2007 and 2006. Amounts are in thousands, except percentages.

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Gross Profit
Public Services	$146,222	$137,795	$8,427	6.1%
Commercial Services	51,074	23,434	27,640	117.9%
Financial Services	19,794	81,394	(61,600)	(75.7%)
EMEA	82,147	68,109	14,038	20.6%
Asia Pacific	36,951	42,815	(5,864)	(13.7%)
Latin America	(2,211)	4,196	(6,407)	n/m
Corporate/Other	(59,386)	(67,708)	8,322	n/m

Total	$274,591	$290,035	$(15,444)	(5.3%)

	Six Months Ended
	June 30,
	2007	2006
Gross Profit as a % of revenue
Public Services	20.3%	20.5%
Commercial Services	18.9%	8.5%
Financial Services	13.8%	36.6%
EMEA	21.3%	20.4%
Asia Pacific	21.3%	23.8%
Latin America	(4.9%)	11.1%
Corporate/Other	n/m	n/m

Total	15.8%	16.8%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit increased in the six months ended June 30, 2007, primarily due to revenue increases in our SLED, Emerging Markets and Civilian sectors combined with substantial improvement in gross profit in our SLED sector. This increase in revenue more than offset increases in professional compensation expense related to stock-based compensation expense for PSUs and RSUs, cash bonuses, as well as additional personnel to meet the demand for our services.

•	Commercial Services gross profit significantly increased in the six months ended June 30, 2007, primarily due to losses recorded in the first quarter of 2006 attributable to the settlement of disputes with two significant telecommunications industry clients.

•	Financial Services gross profit significantly decreased in the six months ended June 30, 2007, primarily due to significantly lower revenue in the first half of 2007 compared to the first half of 2006 as well as a decline in the mix of higher margin engagements. Despite a decrease in billable personnel, compensation expense declined only marginally due to increases in stock-based compensation expense and bonuses.

•	EMEA gross profit increased in the six months ended June 30, 2007, primarily due to overall higher revenue in the EMEA region as well as improved profitability in Germany and Switzerland as a result of higher utilization and reduced costs. Despite the increased revenue, other direct contract expenses remained relatively flat, which is attributable to reduced use of subcontractors and increased use of internal resources.

•	Asia Pacific gross profit decreased in the six months ended June 30, 2007, due primarily to lower revenue recognized in that region, estimated accruals to resolve issues related to a previously completed client engagement, as well as a decrease in staff utilization in the Company’s business in Korea.

•	Latin America gross profit decreased in the six months ended June 30, 2007, as increases in compensation expense, driven by higher billable personnel to meet the growth of our business, primarily in Brazil, more than offset revenue growth in the region.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the six months ended June 30, 2007 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets was $1.0 million in the six months ended June 30, 2006. There was no amortization expense in the six months ended June 30, 2007 as our intangible assets were fully amortized.
     Selling, General and Administrative Expenses. We incurred SG&A expenses of $352.0 million for the six months ended June 30, 2007, representing a decrease of $13.3 million, or 3.7%, from SG&A expenses of $365.3 million for the six months ended June 30, 2006. SG&A expenses as a percentage of gross revenue decreased to 20.2% in the six months ended June 30, 2007 from 21.2% for the six months ended June 30, 2006. The decrease was primarily due to reduced sub-contracted labor and other costs directly related to the closing of our financial statements, as well as savings from the reduction in the size of our sales force. Partially offsetting these savings were increased compensation expense for additional SG&A personnel, stock-based compensation expense for PSUs and RSUs, and accrued bonuses.
     Interest Income. Interest income was $4.4 million and $4.6 million in the six months ended June 30, 2007 and 2006, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The decrease in interest income was due to a lower level of cash available to be invested in money markets during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.
     Interest Expense. Interest expense was $26.7 million and $17.9 million in the six months ended June 30, 2007 and 2006, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to interest attributable to our 2007 Credit Facility, the acceleration of debt issuance costs resulting from the termination of the 2005 Credit Facility, and, to a lesser extent, higher interest rates on our debt obligations.
     Insurance Settlement. During the six months ended June 30, 2006, we recorded $38.0 million for an insurance settlement in connection with our settlement with HT. For more information, see Note 11, “Commitments and Contingencies,” of the Company’s 2006 Form 10-K.
     Other (Expense) Income, net. Other expense, net was $0.4 million in the six months ended June 30, 2007 compared to other income, net of $1.7 million in the six months ended June 30, 2006. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax expense of $25.7 million and $25.6 million for the six months ended June 30, 2007 and 2006, respectively. The principal reasons for the difference between the effective income tax rates on loss from continuing operations of (25.7%) and (51.2%) for the six months ended June 30, 2007 and 2006, respectively, were: a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment.
     Net Loss. For the six months ended June 30, 2007, we incurred a net loss of $125.7 million, or a loss of $0.59 per share. Contributing to the net loss for the six months ended June 30, 2007 were bonuses accrued for our employees and stock-based compensation expense partially offset by a credit for lease and facilities restructuring activities.
     For the six months ended June 30, 2006, we incurred a net loss of $75.6 million, or a loss of $0.36 per share. Included in our results for the six months ended June 30, 2006 were losses related to previously mentioned settlements with telecommunication clients, bonuses accrued for our employees, stock-based compensation expense and lease and facilities restructuring charges.

Liquidity and Capital Resources
     The following table summarizes the cash flow statements for the six months ended June 30, 2007 and 2006 (amounts are in thousands):

	Six Months Ended June 30,
			2006 to 2007
	2007	2006	Change
Net cash provided by (used in):
Operating activities	$(298,435)	$(102,363)	$(196,072)
Investing activities	(23,533)	68,718	(92,251)
Financing activities	280,089	(5,886)	285,975
Effect of exchange rate changes on cash and cash equivalents	1,126	7,385	(6,259)

Net decrease in cash and cash equivalents	$(40,753)	$(32,146)	$(8,607)

     Operating Activities. Net cash used in operating activities during the six months ended June 30, 2007 increased $196.1 million over the six months ended June 30, 2006. This increase was primarily attributable to significant reductions in our accounts payable, a decline in operating profitability, and significant increases to our accounts receivable.
     Investing Activities. Net cash used in investing activities during the six months ended June 30, 2007 was $23.5 million and net cash provided by investing activities during the six months ended June 30, 2006 was $68.7 million. Capital expenditures were $22.6 million and $22.2 million during the six months ended June 30, 2007 and 2006, respectively. In the six months ended June 30, 2006, $90.9 million of restricted cash posted as collateral for letters of credit and surety bonds was released.
     Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2007 was $280.1 million, resulting primarily from the proceeds received from the Term Loans under the 2007 Credit Facility with an aggregate principal amount of $300.0 million. Net cash used in financing activities for the six months ended June 30, 2006 was $5.9 million, mainly due to repayments of our Japanese term loans.
Additional Cash Flow Information
     At September 30, 2007, we had global cash balances of approximately $430 million. Our decision to obtain the 2007 Credit Facility was based, in part, on the fact that the North American cash balances have been negatively affected in the second quarter of 2007 by, among other things, cash collection levels not maintaining pace with the levels achieved in the fourth quarter of 2006 and payments made in connection with (1) the uninsured portion of the settlement of the dispute with HT, (2) ongoing costs relating to the design and implementation of the new North American financial reporting systems, (3) ongoing costs relating to production and completion of our financial statements, (4) other additional accrued expenses for 2006 paid in the second quarter of 2007, and (5) our expectations at the time that operations would not generate cash before the latter part of 2007.
     We currently expect that our operations will provide a source of cash through the remainder of 2007. At June 30, 2007, our DSOs stood at 95 days. To generate significant amounts of cash from operations in the latter part of 2007, we must again exceed our cash collections for the fourth quarter of fiscal 2006 when our DSOs stood at 82 days.
     Based on the foregoing and our current state of knowledge of the outlook for our business, we currently believe that our existing cash balances and cash flows expected to be generated from operations will be adequate to finance our working capital needs for the next twelve months. However, actual results may differ from current expectations for many reasons, including losses of business that could result from our continuing failure to timely file periodic reports with the SEC, the occurrence of any event of default that could provide our lenders with a right of acceleration (e.g., non-payment), possible delisting from the New York Stock Exchange, further downgrades of our credit ratings or unexpected demands on our current cash resources (e.g., to settle lawsuits).
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
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes as of June 30, 2007 to our market risk exposure disclosed in our 2006 Form 10-K. For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2006, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our 2006 Form 10-K.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification as of June 30, 2007, of the material weaknesses in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s disclosure controls and procedures were not effective.
     Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the three and six month periods ended June 30, 2007, we performed additional substantive procedures, similar to those previously disclosed in Form 10-K for the year ended December 31, 2006, so that our consolidated condensed financial statements as of and for the three and six month periods ended June 30, 2007, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
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
SEC Reporting Matters
     2005 Class Action Suits. In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia, alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to our financial results in our SEC filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. We were awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. On September 12, 2007, the court dismissed with prejudice this complaint, granting motions to dismiss filed by the Company and the other named defendants. In granting the Company’s motion to dismiss, the court ruled that the plaintiff failed to meet the scienter pleading requirements set forth in the Private Securities Litigation Reform Act of 1995, as amended. On September 26, 2007, the plaintiffs filed a motion that seeks a reversal of the court’s order dismissing the case or an amendment to the court’s order that would allow the plaintiffs to replead. The Company filed its brief on October 17, 2007 and a hearing on the plaintiffs’ motion is scheduled for November 16, 2007.
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

ITEM 1A. RISK FACTORS
     There have been no material changes to the Risk Factors included in our 2006 Form 10-K, except as described below and previously reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed on September 7, 2007.
     We will not file our quarterly report on Form 10-Q for the third quarter of 2007 on time and we may be unable to file our annual report on Form 10-K for fiscal 2007 on time. Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.
     The process, training and systems issues related to financial accounting for our North American operations and the material weaknesses in our internal control over financial reporting continue to materially affect our financial condition and results of operations. So long as we are unable to resolve these issues and remediate these material weaknesses, we will be in jeopardy of being unable to timely file our periodic reports with the SEC as they come due, and it is likely that our financial condition and results of operations will continue to be materially and adversely affected. Furthermore, the longer the period of time before we become timely in our periodic filings with the SEC and/or the number of subsequent failures to timely file any future periodic reports with the SEC could increase the likelihood or frequency of occurrence and severity of the impact of any of the risks described in Item 1A, “Risk Factors” of the 2006 Form 10-K.
     The price of our common stock may decline due to the number of shares that may be available for sale in the future.
     Having again become current in our SEC periodic reporting, we must begin to again sell shares under our ESPP and deliver shares in settlement of previously vested RSUs.
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
     Under the terms of the RSUs, we have limited rights to defer settlement and the right to designate when recipients of shares under the RSUs may sell those shares. We intend to exercise those rights. However, the delivery of shares in settlement of these RSUs is generally a taxable event to our employees and we will not limit sales of these shares in such a way as to preclude recipients from being able to generate the funds from sales necessary to cover their withholding tax liabilities. Subject to these concerns and constraints, we are currently planning to deliver shares under our ESPP shortly after the filing of this Quarterly Report. We intend to begin settling vested RSUs after the filing with the SEC of our quarterly report for the third fiscal quarter of 2007. It is our objective to release for sale, after each filing of a periodic report with the SEC, shares our employees are entitled to in amounts that are less than the current weighted average weekly trading volume of our shares. While we hope that this proposed delivery schedule will facilitate the orderly sale of shares by our employees into the markets, the timing and amounts of sales by our employees will remain within their control.
     For additional risk factors, see Item 1A, “Risk Factors,” to the 2006 Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
Election of Director
    On October 17, 2007, the Board appointed, effective immediately, Eddie R. Munson to serve as a Class II Director until the 2008 annual meeting of stockholders and the election and qualification of his successor. Mr. Munson also was appointed as a member of the Audit Committee of the Board. Upon his election to the Board, Mr. Munson was granted stock options to purchase 15,000 shares of the Company’s common stock, pursuant to the LTIP. The exercise price for such options is $4.71, and the options will fully vest on the first anniversary date of the grant.
Judy A. Ethell/Robert Glatz
     On October 8, 2007, the Company and Robert R. Glatz, Executive Vice President, entered into a Separation and Release of Claims Agreement regarding the terms of his departure from the Company. Mr. Glatz is the spouse of Judy A. Ethell, our Chief Financial Officer. Under the terms of the agreement, among other things: (a) Mr. Glatz’s employment with the Company will terminate, effective as of October 31, 2007; (b) the Company will pay Mr. Glatz cash severance of $1 million; and (c) in connection with the grant of 300,000 RSUs made to Mr. Glatz on August 22, 2005, the vesting of 30,000 RSUs will accelerate on October 31, 2007, and 30,000 unvested RSUs will be forfeited. The Separation and Release of Claims Agreement is filed as Exhibit 99.1 to this report.
Amendment to Rights Agreement
     Effective as of October 22, 2007, our Board of Directors approved an amendment to our shareholder Rights Agreement (the “Rights Agreement”), dated as of October 2, 2001 and as amended by the First Amendment dated as of August 19, 2002. As amended, a shareholder’s right to purchase additional shares of our stock under the rights agreement is not triggered unless either (a) a shareholder who is a “passive investor” acquires 20% or more of our common stock or (b) a shareholder who is not a “passive investor” acquires 15% or more of our common stock. Prior to the amendment, these rights were triggered upon a shareholder acquiring 15% or more of our common stock in all instances.
     Pursuant to the Rights Agreement, as amended by the Second Amendment, generally, the Rights will not become exercisable until a person or group has become an “acquiring person” by (a) either acquiring (i) 15% or more of our outstanding common stock, or (ii) if the person or group declares itself as a passive investor, 20% or more of our outstanding common stock, or (b) until a person or group commences a tender offer that will result in such person or group either (i) owning 15% or more of our common stock or (ii) if the person or group declares itself as a passive investor, 20% or more of our outstanding common stock outstanding common stock.
     For purposes of the Rights Agreement, a “passive investor” is a person who (a) has either a Schedule 13G or Schedule 13D, which states that such person has no intent to seek control of the Company, on file with the SEC or (b) acquires shares of common stock pursuant to trading activities undertaken in the ordinary course of such person’s business and not with the purpose, nor the effect, of exercising the power to direct or cause the direction of our management or policies or otherwise changing or influencing the control of the Company.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of August 2, 2007, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 8-K filed with the SEC on August 8, 2007.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	First Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on September 6, 2002.

4.4	Second Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.).

10.1	Credit Agreement dated as of May 18, 2007, as amended and restated on June 1, 2007, among the Company, BearingPoint, LLC, the guarantors party thereto, the lenders party thereto, UBS Securities LLC, Morgan Stanley Senior Funding, Inc., UBS AG, Stamford Branch and Wells Fargo Foothill, LLC., which is incorporated by reference to Exhibit 10.6 from the Company’s Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

10.2	Security Agreement dated as of May 18, 2007, among the Company, BearingPoint, LLC, the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent., which is incorporated by reference to Exhibit 10.7 from the 2006 Form 10-K.

10.3	Form of Term Note under the Credit Agreement dated as of May 18, 2007, which is incorporated by reference to Exhibit 10.8 from the 2006 Form 10-K.

10.4	Amendment No. 7 to Amended and Restated 401(k) Plan, effective as of May 1, 2007, which is incorporated by reference to Exhibit 10.33 from the 2006 Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

99.1	Separation and Release of Claims Agreement, dated as of October 8, 2007, by and between the Company and Robert Glatz.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.
DATE: October 22, 2007	By:	/s/ Judy A. Ethell
Judy A. Ethell
Chief Financial Officer