Form 10-Q
period 2007-09-30
BEARINGPOINT INC
filed 2007-12-03
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Yes ☐ No ☑
     The number of shares of common stock of the Registrant outstanding as of November 30, 2007 was 207,854,855.

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$861,897	$843,248	$2,603,495	$2,569,672

Costs of service:
Professional compensation	438,935	411,130	1,378,224	1,264,072
Other direct contract expenses	204,717	214,282	596,785	670,685
Lease and facilities restructuring charges	3,866	961	308	6,249
Other costs of service	81,759	57,906	220,967	179,662

Total costs of service	729,277	684,279	2,196,284	2,120,668

Gross profit	132,620	158,969	407,211	449,004

Amortization of purchased intangible assets	—	515	—	1,545
Selling, general and administrative expenses	160,324	173,323	512,275	538,620

Operating loss	(27,704)	(14,869)	(105,064)	(91,161)
Interest income	3,087	1,554	7,475	6,118
Interest expense	(17,532)	(8,625)	(44,198)	(26,569)
Insurance settlement	—	—	—	38,000
Other (expense) income, net	(5,377)	1,165	(5,747)	2,857

Loss before taxes	(47,526)	(20,775)	(147,534)	(70,755)
Income tax expense	20,480	8,858	46,205	34,444

Net loss	$(68,006)	$(29,633)	$(193,739)	$(105,199)

Loss per share — basic and diluted	$(0.32)	$(0.14)	$(0.90)	$(0.50)

Weighted average shares — basic and diluted	215,247,757	212,195,647	214,677,985	211,934,766

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$428,131	$389,571
Restricted cash	3,110	3,097
Accounts receivable, net of allowances of $4,305 at September 30, 2007 and $5,927 at December 31, 2006	350,452	361,638
Unbilled revenue	415,383	341,357
Income tax receivable	5,560	1,414
Deferred income taxes	7,927	7,621
Prepaid expenses	48,317	33,677
Other current assets	35,193	65,611

Total current assets	1,294,073	1,203,986
Property and equipment, net	126,795	146,392
Goodwill	486,914	463,446
Deferred income taxes, less current portion	52,661	41,663
Other assets	116,010	83,753

Total assets	$2,076,453	$1,939,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$5,271	$360
Accounts payable	217,842	295,109
Accrued payroll and employee benefits	369,616	344,715
Deferred revenue	114,305	131,313
Income tax payable	48,652	33,324
Current portion of accrued lease and facilities charges	14,167	17,126
Deferred income taxes	32,875	20,109
Accrued legal settlements	6,396	59,718
Other current liabilities	98,883	135,837

Total current liabilities	908,007	1,037,611
Notes payable, less current portion	970,558	671,490
Accrued employee benefits	131,696	116,087
Accrued lease and facilities charges, less current portion	40,616	49,792
Deferred income taxes, less current portion	9,683	7,984
Income tax reserve	236,142	108,499
Other liabilities	142,258	125,078

Total liabilities	2,438,960	2,116,541

Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 206,017,723 shares issued and 202,205,473 shares outstanding on September 30, 2007 and 205,406,249 shares issued and 201,593,999 shares outstanding on December 31, 2006	2,051	2,044
Additional paid-in capital	1,402,087	1,315,190
Accumulated deficit	(2,011,594)	(1,697,639)
Notes receivable from stockholders	(7,465)	(7,466)
Accumulated other comprehensive income	288,141	246,297
Treasury stock, at cost (3,812,250 shares)	(35,727)	(35,727)

Total stockholders’ deficit	(362,507)	(177,301)

Total liabilities and stockholders’ deficit	$2,076,453	$1,939,240

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(193,739)	$(105,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	3,525	3,999
Allowance (benefit) for doubtful accounts	1,056	(2,414)
Stock-based compensation	76,516	33,944
Depreciation and amortization of property and equipment	48,307	52,445
Amortization of purchased intangible assets	—	1,545
Lease and facilities restructuring charges	309	6,249
Loss on disposal and impairment of assets	5,685	3,822
Amortization of debt issuance costs and debt accretion	11,428	6,420
Other	9,148	(4,092)
Changes in assets and liabilities:
Accounts receivable	21,066	72,738
Unbilled revenue	(67,035)	(41,087)
Income tax receivable, prepaid expenses and other current assets	13,953	(39,406)
Other assets	(20,610)	(3,674)
Accounts payable	(79,544)	(46,883)
Accrued legal settlements and other current liabilities	(63,602)	(12,265)
Accrued payroll and employee benefits	13,424	(414)
Deferred revenue	(19,137)	(48,191)
Income tax reserve and other liabilities	17,299	47,939

Net cash used in operating activities	(221,951)	(74,524)

Cash flows from investing activities:
Purchases of property and equipment	(31,834)	(30,259)
(Increase) decrease in restricted cash	(14)	118,058

Net cash (used in) provided by investing activities	(31,848)	87,799

Cash flows from financing activities:
Net proceeds from issuance of notes payable	284,016	—
Repayments of notes payable	(1,860)	(6,506)
Increase in book overdrafts	—	(810)

Net cash provided by (used in) financing activities	282,156	(7,316)

Effect of exchange rate changes on cash and cash equivalents	10,203	7,600

Net increase in cash and cash equivalents	38,560	13,559
Cash and cash equivalents — beginning of period	389,571	255,340

Cash and cash equivalents — end of period	$428,131	$268,899

The accompanying Notes are an integral part of these Consolidated Condensed Financial Statements.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited interim Consolidated Condensed Financial Statements of BearingPoint, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. These statements do not include all of the information and Note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Form 10-K filed with the SEC on June 28, 2007. The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire fiscal year.
     The interim Consolidated Condensed Financial Statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.
Note 2. Stock-Based Compensation
     The Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006 include stock-based compensation expense related to awards of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”) and issuances under the Company’s Employee Stock Purchase Plan (“ESPP”), including the Company’s “BE an Owner” program, and restricted stock awards, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	$1,877	$5,425	$6,510	$18,177
RSUs	4,675	5,394	15,641	10,919
PSUs	21,686	—	50,489	—
ESPP and BE an Owner	1,178	1,610	3,533	4,848
Restricted stock awards	—	—	343	—

Total	$29,416	$12,429	$76,516	$33,944

     Prior to the filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (the “2007 Q2 Form 10-Q”), the Company was not current in its SEC periodic reports and was unable to issue freely tradable shares of its common stock pursuant to its various equity programs. Upon the filing of its 2007 Q2 Form 10-Q on October 22, 2007, the Company was able to fully resume its equity programs and issue shares of its common stock in accordance with the terms of its various equity programs and related agreements. For additional information, see Item 1A, “Risk Factors,” of this Quarterly Report.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Restricted Stock Units
     The following table summarizes RSU activity during the nine months ended September 30, 2007:

		Weighted
		Average
		Grant
		Date Fair
	Number of RSUs	Value
Outstanding at December 31, 2006 (1)	20,416,520	$7.93
Granted	1,652,525	7.83
Forfeited	(786,073)	8.18

Outstanding at September 30, 2007 (1)	21,282,972	$7.91

(1)	Approximately 140,934 RSUs (net of forfeitures) and 123,223 RSUs (net of forfeitures) have been excluded from the December 31, 2006 and September 30, 2007 outstanding balances, respectively, because they were awarded to recipients in China where local laws require a cash settlement.
     For RSU awards, the fair value is fixed on the date of grant based on the number of RSUs granted and the fair value of the Company’s common stock on the date of grant. RSUs granted during the nine months ended September 30, 2007 generally either: (i) cliff vest and settle three years from the grant date; or (ii) vest and settle over four years from the date of grant.
     None of the common stock equivalents underlying RSUs are considered to be issued or outstanding common stock, as issuance is dependent on various vesting and settlement terms.
Performance Share Units
     On February 2, 2007, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to 25 million PSUs to the Company’s managing directors and other high-performing senior-level employees, including its executive officers, under its 2000 Amended and Restated Long-term Incentive Plan (“LTIP”). Activity for PSUs granted under the LTIP during the nine months ended September 30, 2007 was as follows:

		Weighted
		Average
		Grant
		Date Fair
	Number of PSUs	Value
Outstanding at December 31, 2006	—	$—
Granted	22,381,132	12.46
Forfeited	(1,114,955)	12.80

Outstanding at September 30, 2007 (1)	21,266,177	$12.44

(1)	Excludes approximately 40,921 PSUs awarded to recipients in China where local laws require a cash settlement.
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
ESPP and BE an Owner
     On October 29, 2007, the Company issued an aggregate of 5,649,380 shares of common stock under the ESPP and the “BE an Owner” Program.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 3. Notes Payable
     Notes payable consist of the following:

	September 30,	December 31,
	2007	2006
Current portion:
Term Loans under the 2007 Credit Facility	$3,000	$—
Japan Mitsubishi Loan Facility	871	—
Other	1,400	360

Total current portion	5,271	360

Long-term portion:
Series A and Series B Convertible Debentures	450,000	450,000
April 2005 Convertible Debentures	200,000	200,000
July 2005 Convertible Debentures (net of discount of $15,488 and $18,510, respectively)	24,512	21,490
Term Loans under the 2007 Credit Facility	295,500	—
Other	546	—

Total long-term portion	970,558	671,490

Total notes payable	$975,829	$671,850

     In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. Emerging Issues Task Force (“EITF”) 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies.” As a result of implementing FSP 00-19-2, the Company recognized a cumulative effect adjustment of $371 that increased the January 1, 2007 accumulated deficit balance and recognized an undiscounted liability associated with its estimated remaining obligation to pay additional interest to the holders of the 5.00% Convertible Senior Debentures due April 15, 2025 (the “April 2005 Convertible Debentures”) and the 0.50% Convertible Senior Debentures due July 2010 (the “July 2005 Convertible Debentures”) as a result of the Company’s noncurrent filer status and related inability to file a registration statement. As of September 30, 2007, the carrying amount of the obligation under these registration rights agreements was $150. Should the Company be required to adjust the total obligation due to changes in its estimate, the charge or gain will be reflected in other (expense) income, net, in the Consolidated Statements of Operations.
2007 Credit Facility
     On May 18, 2007, the Company entered into a $400,000 senior secured credit facility and on June 1, 2007, the Company amended and restated the credit facility to increase the aggregate commitments under the facility from $400,000 to $500,000 (the “2007 Credit Facility”). The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300,000 (the “Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200,000 (the “LC Facility”). Interest on the Term Loans under the 2007 Credit Facility is calculated, at the Company’s option, (1) at a rate equal to 3.5% plus the London Interbank Offered Rate, or LIBOR, or (2) at a rate equal to 2.5% plus the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. Debt issuance costs of $18,801, mainly comprised of underwriting, commitment, and legal fees, were capitalized into other non-current assets and are being amortized to interest expense over the life of the Term Loans. As of September 30, 2007, the Company had $298,500 in principal outstanding under the Term Loans and an aggregate of $92,224 outstanding in letters of credit. The Company is charged an annual fee of 4.0% on the total LC Facility, whether or not utilized, and an additional annual fee of 0.2% on letters of credit issued.

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
     The 2007 Credit Facility contains affirmative and negative covenants, customary representations, warranties and covenants, certain of which include exceptions for events that would not have a material adverse effect on the Company’s business, results of operations, financial condition, assets or liabilities.
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
     The 2007 Credit Facility replaced the Company’s 2005 Credit Facility, which was terminated on May 18, 2007.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Japanese Credit Facility
     On September 22, 2006, the Company’s Japanese subsidiary entered into a 500,000 yen-denominated overdraft line of credit with The Bank of Tokyo — Mitsubishi UFJ Ltd. On September 28, 2007, the Company’s Japanese subsidiary borrowed 100,000 yen (approximately $871) against the line of credit. Borrowings under the line of credit accrue interest at Tokyo Interbank Offered Rate (“TIBOR”) plus 0.5%.
April 2005 and July 2005 Convertible Debentures
     As previously disclosed, on November 2, 2006, the Company entered into a First Supplemental Indenture (the “April 2005 First Supplemental Indenture”) with The Bank of New York, as trustee, which amended the indenture governing the Company’s April 2005 Convertible Debentures in accordance with the terms of a Consent Solicitation Statement submitted to the holders of the April 2005 Convertible Debentures. The April 2005 First Supplemental Indenture included a waiver of the Company’s SEC reporting requirements under the indenture through October 31, 2007, and provided for a further extension through October 31, 2008 upon payment of an additional fee of 0.25% (the “Additional Fee”). On October 29, 2007, the Company paid the Additional Fee to the consenting holders of the April 2005 Convertible Debentures, and as a result, the Company’s SEC reporting requirements under the indenture have been waived through October 31, 2008. In addition, the Company paid an additional fee equal to 0.25% of the outstanding principal amount of the July 2005 Convertible Debentures, in accordance with the terms of the purchase agreement governing the issuance of the July 2005 Convertible Debentures. In accordance with EITF 96-19, since the change in the terms of the April 2005 and July 2005 Convertible Debentures did not result in substantially different cash flows, the change in terms was accounted for as a modification, and as a result, the consent fees of 0.25% will be recognized over future periods.
Note 4. Loss per Share
     Basic loss per share is computed based on the weighted average number of common shares outstanding and vested RSUs during the period. Diluted loss per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issues of common stock relating to the Company’s stock option program, unvested PSUs, unvested RSUs, convertible debt and other potentially dilutive securities. In calculating diluted loss per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method. During the three months ended September 30, 2007 and 2006, 130,328,263 shares and 129,231,298 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive. During the nine months ended September 30, 2007 and 2006, 131,759,110 and 132,080,967 shares, respectively, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.
Note 5. Comprehensive Loss
     The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(68,006)	$(29,633)	$(193,739)	$(105,199)
Foreign currency translation adjustment	31,070	(6,555)	41,844	13,454
Minimum pension liability	—	—	—	5,329

Comprehensive loss	$(36,936)	$(36,188)	$(151,895)	$(86,416)

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

	Three Months Ended September 30,
	2007		2006
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$362,893	$64,593	$333,825	$61,565
Commercial Services	131,383	21,135	133,253	20,572
Financial Services	66,412	8,207	97,161	26,184
EMEA	184,318	24,132	167,089	28,420
Asia Pacific	94,081	20,575	91,609	20,841
Latin America	22,240	(3,338)	18,758	(125)
Corporate/Other	570	(163,008)	1,553	(172,326)

Total	$861,897	$(27,704)	$843,248	$(14,869)

	Nine Months Ended September 30,
	2007		2006
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$1,084,080	$197,335	$1,006,022	$184,370
Commerical Services	401,638	61,149	409,683	32,433
Financial Services	209,378	18,641	319,833	95,919
EMEA	570,111	92,852	501,696	80,754
Asia Pacific	267,161	51,877	271,671	57,054
Latin America	67,787	(8,614)	56,639	1,984
Corporate/Other	3,340	(518,304)	4,128	(543,675)

Total	$2,603,495	$(105,064)	$2,569,672	$(91,161)

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 7. Goodwill
     The changes in the carrying amount of goodwill, at the reporting unit level, for the nine months ended September 30, 2007 were as follows:

				Foreign
	Balance			Currency	Balance
	December 31,			Translation	September 30,
	2006	Reductions		Adjustment	2007
Public Services	$23,581	$—		$—	$23,581
Financial Services	9,210	—		—	9,210
EMEA	359,133	(7,495	)(1)	26,402	378,040
Asia Pacific	70,402	—		4,489	74,891
Latin America	918	—		72	990
Corporate/Other	202	—		—	202

Total	$463,446	$(7,495)		$30,963	$486,914

(1)	Amount represents the reversal of uncertain income tax liabilities recorded as part of the acquisition of a consulting practice in EMEA against goodwill, whereas the statute of limitations for the potential tax liability expired during the first quarter of 2007.
     In April 2007, the Company completed its required annual impairment test and determined that the carrying value of goodwill was not impaired.
Note 8. Lease and Facilities Restructuring Activities
     During the three and nine months ended September 30, 2007, the Company recorded restructuring charges of $3,866 and $308, respectively, both in connection with the Company’s previously announced office space reduction efforts. Restructuring charges for the nine months were significantly offset by a credit recorded in the first quarter of 2007 which accounted for a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities. During the three and nine months ended September 30, 2006, the Company recorded restructuring charges of $961 and $6,249, respectively, both in connection with the Company’s previously announced office space reduction efforts.
     Since July 2003, the Company has incurred a total of $132,645 in lease and facilities-related restructuring charges in connection with its office space reduction effort relating to the following regions: $25,457 in EMEA, $863 in Asia Pacific and $106,325 in North America. As of September 30, 2007, the Company had a remaining lease and facilities accrual of $54,783, of which $14,167 and $40,616 have been identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms which expire at various dates through 2014.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     Changes in the Company’s accrual for restructuring charges for the nine months ended September 30, 2007 were as follows:

Total
Balance at December 31, 2006	$66,918
Adjustment to the provision, net	308
Utilization	(13,757)
Other (1)	1,314

Balance at September 30, 2007	$54,783

(1)	Other changes in the restructuring accrual consist primarily of foreign currency translation adjustments.
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
SEC Reporting Matters
     2005 Class Action Suits
     In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to its financial results in the Company’s SEC periodic filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. The Company was awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case,

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. The court ordered both parties to submit briefs regarding the impact of Tellabs upon the defendants’ motion to dismiss. The parties filed their briefs on July 16, 2007, and oral arguments were held on July 27, 2007. On September 12, 2007, the court dismissed with prejudice this complaint, granting motions to dismiss filed by the Company and the other named defendants. In granting the Company’s motion to dismiss, the court ruled that the plaintiff failed to meet the scienter pleading requirements set forth in the Private Securities Litigation Reform Act of 1995, as amended. On September 26, 2007, the plaintiffs filed a motion that seeks a reversal of the court’s order dismissing the case or an amendment to the court’s order that would allow the plaintiffs to replead. The Company filed its brief on October 17, 2007 and although a hearing on the plaintiffs’ motion was scheduled for November 16, 2007, the court canceled the hearing as not necessary. On November 19, 2007, the court issued an order denying the plaintiffs’ motion to amend or alter the court’s September 12, 2007 dismissal of this matter.
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
Other Matters
     Michael Donahue
     In March 2005, Mr. Donahue filed suit against the Company in connection with the termination of his employment in February 2005. Mr. Donahue alleges he is owed $3,000 under the terms and conditions of a Special Termination Agreement he executed in November 2001, between $1,700 and $2,400 as compensation for the value of stock options he was required to forfeit as the result of his discharge, and an additional $200 for an unpaid bonus. Mr. Donahue has also argued that a 25% penalty pursuant to Pennsylvania law should be added to each of these sums. In May 2005, the Company removed the matter to Federal Court. On October 5, 2005, Mr. Donahue filed his Complaint in Federal Court, under seal. In this Complaint, in response to the Company’s motion to compel arbitration, Mr. Donahue dropped his claims for his stock options and performance bonus, although he is free to bring those claims again at a later time. On January 31, 2006, Mr. Donahue filed his Demand for Arbitration, asserting all the claims he originally asserted, including his claims under the Special Termination Agreement, his claims for his stock options, and his claim for his annual bonus payment for 2004, in addition to the statutory penalties sought for these unpaid amounts. The parties have selected arbitrators for the panel, and discovery has commenced. The arbitration hearing has been set to begin on January 1, 2008. Due to the early stage of this matter, the nature of the potential claims and differing interpretations of Mr. Donahue’s Special Termination Agreement, the Company is unable to estimate the amount of potential loss at this time. Accordingly, no liability has been recorded.
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

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and indemnities to directors and officers under the organizational documents and agreements of the Company. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was immaterial. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2007.
     Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of September 30, 2007, the Company had $83,053 of outstanding surety bonds and $92,224 of outstanding letters of credit for which the Company may be required to make future payment. See Note 3, “Notes Payable” for additional information.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of September 30, 2007, the Company estimates it had assumed an aggregate potential contract value of approximately $44,385 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $113 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these contracts as of September 30, 2007.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 10. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and post-retirement medical cost for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Components of net periodic pension cost:
Service cost	$1,589	$1,792	$4,767	$5,376
Interest cost	1,165	1,107	3,495	3,321
Expected return on plan assets	(243)	(269)	(729)	(807)
Amortization of loss	95	256	285	768
Amortization of prior service cost	163	159	489	477
Curtailment	—	30	—	90
Settlement	—	(91)	—	(273)

Net periodic pension cost	$2,769	$2,984	$8,307	$8,952

Components of net periodic postretirement medical cost:
Service cost	$618	$480	$1,854	$1,440
Interest cost	217	184	651	552
Amortization of losses	13	39	39	117
Amortization of prior service cost	119	120	357	360

Net periodic postretirement medical cost	$967	$823	$2,901	$2,469

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
     As of January 1, 2007, the Company had $282,822 of unrecognized tax benefits. If recognized, $220,896 would be recognized as a reduction of income tax expense impacting the effective income tax rate. At September 30, 2007, the Company had $305,633 of unrecognized tax benefits. If recognized, $236,142 would be recognized as a reduction of income tax expense impacting the effective income tax rate.
     The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded substantially all federal income tax matters through June 30, 2001, excluding an open audit of a $4,848 federal income tax refund claim. The statute of limitations is open for all remaining years. The Company is currently under audit for the tax periods

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
ended June 30, 2002, June 30, 2003, December 31, 2003, 2004 and 2005. The Company has income tax audits in progress in various state and international jurisdictions in which it operates.
     The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $52,565 accrued for interest and penalties at adoption of FIN 48 and $63,796 at September 30, 2007. The Company recorded $3,913 and $11,231 in interest and penalties during the three and nine months ended September 30, 2007, respectively.
     On August 14, 2007, the German Business Tax Reform 2008 was signed and the legislative process was finalized on August 17, 2007 with the official publication of the law. This new legislation changes the German Federal Corporate Tax Rate. The Company has analyzed the impact of these changes on its deferred tax assets and liabilities as of the enactment date. The Company has recorded a net increase to income tax expense of $2,867 in the quarter ending September 30, 2007 to reflect the impact of the tax rate change.
     For the three and nine months ended September 30, 2007, the Company recognized loss before taxes of $47,526 and $147,534, respectively, and provided for income taxes of $20,480 and $46,205, respectively, resulting in an effective tax rate of (43.1%) and (31.3%), respectively. For the three months ended September 30, 2007, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a full valuation allowance established on current period losses in jurisdictions for which it is not more likely than not that a tax benefit will be realized, the mix of income attributable to foreign versus domestic jurisdictions, non-deductible meals and entertainment, changes in income tax reserves, other items, and state and local taxes. For the nine months ended September 30, 2007, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, non-deductible meals and entertainment and other items.
     For the three and nine months ended September 30, 2006, the Company recognized loss before taxes of $20,775 and $70,755, respectively, and provided for income taxes of $8,858 and $34,444, respectively, resulting in an effective tax rate of (42.6%) and (48.7%), respectively. For the three months ended September 30, 2006, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, the mix of income attributable to foreign versus domestic jurisdictions, non-deductible meals and entertainment, changes in income tax reserves, state and local taxes, and other items. For the nine months ended September 30, 2006, the effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, non-deductible meals and entertainment, state and local taxes, other items, and the mix of income attributable to foreign versus domestic jurisdictions.
Note 12. Recently Issued Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159.

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
Disclosure Regarding Forward-Looking Statements
     Some of the statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Quarterly Report include statements about our internal control over financial reporting, our results of operations and our financial condition. Forward-looking statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment, and the following factors:
•	Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

•	In 2004, we identified material weaknesses in our internal control over financial reporting, the remediation of which continues to materially and adversely affect our business and financial condition, and as of September 30, 2007, the existence and remediation of these material weaknesses largely remain.

•	We face risks related to securities litigation and regulatory actions that could adversely affect our financial condition and business.

•	Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for our consulting and systems integration services.

•	Our operating results will suffer if we are not able to maintain our billing and utilization rates or control our costs.

•	We continue to incur selling, general and administrative (“SG&A”) expenses at levels significantly higher than those of our competitors. If we are unable to significantly reduce SG&A expenses over the near term, our ability to achieve, and make significant improvements in, net income and profitability will remain in jeopardy.

•	The systems integration consulting markets are highly competitive, and we may not be able to compete effectively if we are not able to maintain our billing rates or control our costs related to these engagements.

•	Contracting with the Federal government is inherently risky and exposes us to risks that may materially and adversely affect our business.

•	Our ability to attract, retain and motivate our managing directors and other key employees is critical to the success of our business. We continue to experience sustained, higher-than-industry average levels of voluntary turnover among our workforce, which has impacted our ability to grow our business.

•	Our contracts can be terminated by our clients with short notice, or our clients may cancel or delay projects.

•	If we are not able to keep up with rapid changes in technology or maintain strong relationships with software providers, our business could suffer.

•	Loss of our joint marketing relationships could reduce our revenue and growth prospects.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price.

•	Our profitability may decline due to financial, regulatory and operational risks inherent in worldwide operations.

•	We may bear the risk of cost overruns relating to our services, thereby adversely affecting our profitability.

•	We may face legal liabilities and damage to our professional reputation from claims made against our work.

•	Our services may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our current cash resources might not be sufficient to meet our expected cash needs over time.

•	Our 2007 Credit Facility imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms. If we violate these restrictions, we will be in default under the 2007 Credit Facility, which may cross-default to our other indebtedness.

•	If we cannot generate positive cash flow from our operations, we eventually may not be able to service our indebtedness.

•	We may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

•	Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our financial condition.

•	Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility.

•	The holders of our debentures have the right, at their option, to require us to purchase some or all of their debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.

•	The price of our common stock may decline due to the number of shares that may be available for sale in the future.

•	There are significant limitations on the ability of any person or company to acquire the Company without the approval of our Board of Directors.
     For a more detailed discussion of these factors, please refer to Item 1A, “Risk Factors,” included in our 2006 Form 10-K and subsequent filings with the SEC.
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

•	Bookings. We believe that information regarding our new contract bookings provides useful trend information regarding how the volume of our new business changes over time. Comparing the amount of new contract bookings and revenue provides us with an additional measure of the short-term sustainability of revenue growth. Information regarding our new bookings should not be compared to, or substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations. These amounts represent our estimate at contract signing of the net revenue expected over the term of that contract and involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported; however, we do not revise previously reported bookings. Bookings do not include potential revenue that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under contracts that are subject to client discretion. We do not record unfunded Federal contracts as new contract bookings while appropriation approvals remain pending as there can be no assurances that these approvals will be forthcoming in the near future, if at all. Consequently, there can be significant differences between the time of contract signing and new contract booking recognition. Although our level of bookings provides an indication of how our business is performing, we do not characterize our bookings, or our engagement contracts associated with new bookings, as backlog because our engagements generally can be cancelled or terminated on short notice or without notice.

•	Revenue Growth. Unlike bookings, which provide only a general sense of future expectations, period-over-period comparisons of revenue provide a meaningful depiction of how successful we have been in growing our business over time.

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control our costs of services. Analysis of the various cost elements, including professional compensation expense, effects of foreign exchange rate changes and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in our business. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs. We also utilize certain adjusted gross margin metrics in connection with the vesting and settlement of certain employee incentive awards. For a discussion of these metrics, see “Executive Compensation — Compensation Discussion and Analysis,” included in our proxy statement related to our 2007 Annual Meeting of Stockholders, filed with the SEC on September 28, 2007.

•	Utilization. Utilization represents the percentage of time our consultants are performing work, and is defined as total hours charged to client engagement or to non-chargeable client-relationship projects divided by total available hours for any specific time period, net of holiday and paid vacation hours.

•	Days Sales Outstanding (“DSO”). DSO is an operational metric that approximates the amount of earned revenue that remains unpaid by clients at a given time. DSOs are derived by dividing the sum of our outstanding accounts receivable and unbilled revenue, less deferred revenue, by our average net revenue per day. “Average net revenue per day” is determined by dividing total net revenue for the most recently ended trailing twelve-month period by 365.

•	Free Cash Flow. Free cash flow is calculated by subtracting purchases of property and equipment from cash provided by operating activities. We believe free cash flow is a useful measure because it allows better understanding and assessment of our ability to meet debt service requirements and the amount of recurring cash generated from operations after expenditures for fixed assets. Free cash flow does not represent our residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with GAAP is net cash provided by operating activities.

•	Attrition. Attrition, or voluntary total employee turnover, is calculated by dividing the number of our employees who have chosen to leave the Company within a certain period by the total average number of all employees during that same period. Our attrition statistic covers all of our employees, which we believe provides metrics that are more compatible with, and comparable to, those of our competitors.

Readers should understand that each of the performance indicators identified above are utilized by many companies in our industry and by those who follow our industry. There are no uniform standards or requirements for computing these performance indicators, and, consequently, our computations of these amounts may not be comparable to those of our competitors.
Three and Nine Months Ended September 30, 2007 Highlights
     A summary of our financial highlights for the three and nine months ended September 30, 2007 is presented below.
•	New contract bookings for the three months ended September 30, 2007 were $764.1 million, a decrease of $49.2 million, or 6.0%, from new contract bookings of $813.3 million for the three months ended September 30, 2006. Increases in new bookings in our Public Services business unit were more than offset by significant year-over-year declines in new contract bookings in our Commercial Services and Financial Services business units. Our geographic business units also experienced modest year-over-year new contract booking decreases which, collectively, contributed to the decrease in new contract bookings.

•	New contract bookings for the nine months ended September 30, 2007 were $2,220.5 million, a decrease of $210.5 million, or 8.7%, from new contract bookings of $2,431.0 million for the nine months ended September 30, 2006. Increases in new contract bookings in our EMEA and Asia Pacific business units were more than offset by significant declines in new contract bookings in our other business units. Year-over-year decreases in Public Services bookings for the nine months ended September 30, 2007 were substantially attributable to the signing of several exceptionally large bookings in our State, Local and Education (“SLED”) sector in early 2006. While we are beginning to see improvements in Commercial Services, our telecommunications practice continues to struggle to position itself in a contracting marketplace. Furthermore, our Financial Services business unit has been unable to rapidly rebound from perceptions raised late last year surrounding our financial stability. Given the current uncertainties and continuing loss write-downs in the commercial and investment banking sector, it is unlikely that new contract bookings levels within Financial Services will return to historical levels before mid-2008 at the earliest.

•	Our revenue for the three months ended September 30, 2007 was $861.9 million, an increase of $18.6 million, or 2.2%, over revenue for the three months ended September 30, 2006 of $843.2 million. Revenue increases in Public Services, EMEA, Latin America and Asia Pacific exceeded revenue declines in Financial Services and Commercial Services. Our revenue for the nine months ended September 30, 2007 was $2,603.5 million, an increase of $33.8 million, or 1.3%, over revenue for the nine months ended September 30, 2006 of $2,569.7 million. Revenue increases in Public Services, EMEA and Latin America exceeded revenue declines in Financial Services, Commercial Services and Asia Pacific. In analyzing year-over-year revenue growth for the nine months ended September 30, 2007, consideration must also be given to the effect in fiscal 2006 of two previously disclosed settlements within the telecommunications industry and the recognition of certain deferred revenue, the net combined effect of which negatively impacted our revenue for the first nine months of fiscal 2006 by approximately $27 million.

•	Our gross profit for the three months ended September 30, 2007 was $132.6 million, a decrease of $26.3 million, or 16.6%, from gross profit for the three months ended September 30, 2006 of $159.0 million. Gross profit as a percentage of revenue decreased to 15.4% during the three months ended September 30, 2007 from 18.9% during the three months ended September 30, 2006. This decline was primarily the result of relatively comparable increases in professional compensation expense associated with salaries and benefits and with stock—based compensation, the latter being primarily related to our February 2007 grant of PSUs. Our gross profit for the nine months ended September 30, 2007 was $407.2 million, a decrease of $41.8 million, or 9.3%, from gross profit of $449.0 million for the nine months ended September 30, 2006. Gross profit as a percentage of revenue decreased to 15.6% during the nine months ended September 30, 2007 from 17.5% during the nine months ended September 30, 2006. Revenue improvements and significant decreases in other direct contract expenses were outstripped by increases in professional compensation expense, with the most significant portion of these increases attributable to expenses associated with salaries and benefits.

•	We incurred SG&A expenses of $160.3 million in the third quarter of 2007, representing a decrease of $13.0 million, or 7.5%, from SG&A expenses of $173.3 million in the third quarter of 2006. We incurred SG&A expenses of $512.3 million in the nine months ended September 30, 2007, representing a decrease of $26.3 million, or 4.9%, from SG&A expenses of $538.6 million in the nine months ended September 30, 2006. The decreases in SG&A expense in both periods were primarily due to reduced costs directly related to the closing of our financial statements and subcontracted labor, as well as savings from the reduction in the size of our sales force. Partially offsetting these savings was increased compensation expense for additional

SG&A personnel, stock-based compensation expense related to our February 2007 grant of PSUs, RSUs, and bonuses.

•	During the three months ended September 30, 2007, we incurred external costs of approximately $14.0 million related to the preparation of our financial statements, our auditors’ review of our financial statements and the testing of internal controls, compared with approximately $32.1 million for the three months ended September 30, 2006. During the nine months ended September 30, 2007, these external costs were approximately $67.4 million, compared with approximately $99.6 million for the nine months ended September 30, 2006. We currently expect our costs for the remainder of 2007 related to these efforts to be approximately $12.8 million, compared with $28.6 million incurred in the fourth quarter of 2006.

•	During the third quarter of 2007, we realized a net loss of $68.0 million, or a loss of $0.32 per share, representing an increase of $38.4 million over a net loss of $29.6 million, or a loss of $0.14 per share, during the third quarter of 2006. This change in net loss was primarily attributable to:
•	a decrease in gross profit of $26.3 million;

•	an increase in interest expense of $8.9 million in the third quarter of 2007, due to interest attributable to our 2007 Credit Facility; and

•	an increase in income tax expense of $11.6 million in the third quarter of 2007.
The increase in net loss was partially offset by a decrease in SG&A expenses of $13.0 million in the third quarter of 2007.
•	During the nine months ended September 30, 2007, we realized a net loss of $193.7 million, or a loss of $0.90 per share, representing an increase of $88.5 million over a net loss of $105.2 million, or a loss of $0.50 per share, during the nine months ended September 30, 2006. This change in net loss was primarily attributable to:
•	a decrease in gross profit of $41.8 million;

•	the recognition of $38.0 million in other income in the first quarter of 2006 in connection with insurance settlement payments made on behalf of the Company in connection with the settlement of our contract with Hawaiian Telcom Communications, Inc. (“HT”);

•	an increase in interest expense of $17.6 million in the nine months ended September 30, 2007, due to interest attributable to our 2007 Credit Facility and the acceleration of debt issuance costs resulting from the termination of the 2005 Credit Facility; and

•	an increase in income tax expense of $11.8 million in the nine months ended September 30, 2007.
The increase in net loss was partially offset by a decrease in SG&A expenses of $26.3 million in the nine months ended September 30, 2007.
•	Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and changes the standard of recognition that a tax contingency is required to meet before being recognized in the financial statements. Upon adoption of FIN 48 and after examining our existing tax contingencies under the standards of FIN 48, we recognized an increase of approximately $119.8 million in our long-term liability for unrecognized tax benefits, which was reflected as an increase to the January 1, 2007 balance of accumulated deficit.

Final determination of a significant portion of the Company’s tax liabilities that will effectively be settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service. We are aggressively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If we are successful in mitigating these liabilities, in whole or in part, the majority of the impact will be recorded as an adjustment to income tax expense in the period of settlement.

•	Utilization for the three months ended September 30, 2007 was 78.5%, an increase of 130 basis points over the three months ended September 30, 2006. Utilization for the nine months ended September 30, 2007 was 77.2%, an increase of 140 basis points over the nine months ended September 30, 2006.

•	As of September 30, 2007, our DSOs stood at 90 days, representing a decrease of 6 days, or 6.3%, from our DSOs at September 30, 2006.

•	Free cash flow for the three months ended September 30, 2007 and 2006 was $67.2 million and $19.8 million, respectively. Net cash provided from operating activities in the three months ended September 30, 2007 and 2006 was $76.5 million and $27.8 million, respectively. Purchases of property and equipment in the three months ended September 30, 2007 and 2006 were $9.2 million and $8.1 million, respectively. The year-over-year change in free cash flow for the three-month period ended September 30, 2007 is primarily attributable to increases in accrued liabilities primarily associated with accounts payable and an increase in accrued taxes greater than cash taxes paid.

•	Free cash flow for the nine months ended September 30, 2007 and 2006 was ($253.8) million and ($104.8) million, respectively. Net cash used in operating activities in the nine months ended September 30, 2007 and 2006 was ($222.0) million and ($74.5) million, respectively. Purchases of property and equipment in the nine months ended September 30, 2007 and 2006 were $31.8 million and $30.3 million, respectively. The decrease in free cash flow for the nine-month period was primarily attributable to significant increases to our combined accounts receivable and unbilled revenue, which resulted in an increase in DSOs since December 31, 2006, significant reductions in our accounts payable due to timing of vendor payments, settlement of certain legal matters, and to a lesser extent, an increase in net loss, net of non-cash items.

•	As of September 30, 2007, we had approximately 17,300 full-time employees, including approximately 14,500 consulting professionals. This represented a decrease in billable headcount of approximately 5.2% from our headcount as of December 31, 2006, due in part to the redeployment of existing employees to practice support roles.

•	Our voluntary, annualized attrition rate for the third quarter of 2007 was 26.6%, compared with 28.3% for the third quarter of 2006. The highly competitive industry in which we operate and our financial position continues to make it particularly critical and challenging for us to attract and retain experienced personnel.

•	Effective as of October 22, 2007, our Board of Directors approved an amendment to our existing shareholder rights agreement. As amended, a shareholder’s right under the agreement to acquire additional shares of stock will not trigger unless (a) a shareholder who is a “passive investor” acquires 20% or more of our common stock or (b) a shareholder who is not a “passive investor” acquires 15% or more of our common stock. Prior to the amendment, these rights were triggered upon a shareholder acquiring 15% or more of our common stock in all instances.

•	We have initiated our plans to deliver shares to our employees under our various employee share plans over the coming quarters. For additional information see Item 1A, “Risk Factors,” of this Quarterly Report.
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
          While we continue to make strides in improving our internal operations, our business strategy must represent our path forward and our primary focus for enhancing shareholder value. Four themes encompass our strategic vision:

•	Focus – We will continue to selectively target and focus on clients, markets and offerings where we can be a market leader. We will strategically leverage our industry and solution expertise along with our business partners and other core channels to market to effectively deliver our firm’s capabilities in these areas.

•	Differentiated Solutions – We will continue to target and invest in solutions which are highly relevant to our clients’ needs and which we can provide in a compelling, differentiated manner. Our offerings and capabilities in Risk, Compliance and Security illustrate the outcomes of this priority.

•	Global Model – Our clients operate globally and so do we. We are very committed to our global delivery model, and we will maintain world class on-shore and off-shore capabilities to meet the ever changing needs of our clients.
•	Our EMEA segment will continue to be a key part of our strategy. After extensive analysis and discussion, we have concluded that over the long term, we can create more value for our shareholders, our customers and our people by further integrating our businesses and operating model, not distancing them. Consequently, we have decided to continue to own and operate our EMEA segment as part of our consolidated business.

•	People – Our professionals are the lifeblood of our company. We continue to invest in our ability to attract, develop and retain the best and the brightest. Our investments in training and our partnership with the prestigious Yale University are examples of our commitment.
•	Become Timely in our Financial and SEC Periodic Reporting. We continue to target timely filing with the SEC of our Annual Report on Form 10-K for the year ending December 31, 2007. With the filing of this Quarterly Report, we are current and up to date in our SEC periodic reports.

To date in 2007, substantial progress continues to be made in remediating material weaknesses in our internal control over financial reporting. Based on our management team’s most recent review, we believe it is possible that certain material weaknesses disclosed in our 2006 Form 10-K, including those with respect to processes and controls related to facilities management, property and equipment, costs associated with cross-border travelers, and income taxes can be remediated in 2007. We do not expect material weaknesses related to revenue recognition and accounts payable disclosures to be completely remediated before 2008. Full remediation can only be achieved after appropriate internal assessment, including testing and auditing procedures have been completed, therefore, the exact date of full remediation of each material weakness remains subject to change.

•	Replace Our North American Financial Reporting Systems. We are still planning to begin our transition to new North American financial reporting systems in the second half of 2008. The strategy, design and build phases for the project are proceeding. In the interim, it is critical that we continue to make incremental improvements on our existing North American financial reporting systems to be able to support and achieve our goal of remaining timely in our SEC periodic reporting in fiscal 2008.

•	Reduce Employee Attrition. We have seen some improvement in our voluntary employee attrition rate during the third quarter of 2007. We are optimistic that becoming timely in our financial and SEC periodic reporting and again being able to focus singularly on our business strategy will continue to improve our attrition rates.

•	Increase Client Awareness, Confidence and Satisfaction. To date in 2007, we were named as a leading provider of risk consulting by Forrester in its 2007 vendor summary and as “2007 Global System Integrator of the Year” by Cognos for the second year in a row. In addition, we ranked 24th in Washington Technology Magazine’s 2007 ranking of Top 100 government contractors.

•	Strengthen Our Balance Sheet.
•	Continued SG&A Reductions – We are also moving on plans to aggressively reduce our ongoing SG&A expenditures by the end of fiscal 2007. We hope to be able to reduce fiscal 2007 SG&A costs by approximately $60 million year-over-year. A significant portion of these savings are expected to come from year-over-year savings in the external costs associated with completing our consolidated financial statements and filing our SEC periodic reports and, based on our activities through September 30, 2007, we continue to believe these external cost savings are achievable.

To achieve further reductions in 2008 and beyond, we must continue to reduce the relatively high SG&A costs that we continue to experience in a number of areas of our corporate infrastructure and business segments. We also continue to strive to improve our cash collections through a program recently initiated by our Office of the Chief Executive Officer. At September 30, 2007, our DSOs stood at 90 days. If we are to generate significant amounts of cash from operations in the latter part of 2007, by the fourth fiscal quarter of 2007 we must again exceed our cash collections for the fourth quarter of fiscal 2006 when our DSOs stood at 82 days.

•	In 2008, we expect to continue to improve our quarterly DSO balances and increase our operational focus on improving operating margins. We will begin to consider exiting particular sectors and markets where we do not think we can achieve and sustain satisfactory operating margins.
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

Three Months ended September 30, 2007 Compared to Three Months ended September 30, 2006
     Revenue. Our revenue for the third quarter of 2007 was $861.9 million, an increase of $18.6 million, or 2.2%, over revenue of $843.2 million for the third quarter of 2006. The following tables present certain revenue information and performance metrics for each of our reportable segments for the third quarters of 2007 and 2006. Amounts are in thousands, except percentages.

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
Revenue
Public Services	$362,893	$333,825	$29,068	8.7%
Commercial Services	131,383	133,253	(1,870)	(1.4%)
Financial Services	66,412	97,161	(30,749)	(31.6%)
EMEA	184,318	167,089	17,229	10.3%
Asia Pacific	94,081	91,609	2,472	2.7%
Latin America	22,240	18,758	3,482	18.6%
Corporate/Other	570	1,553	(983)	n/m

Total	$861,897	$843,248	$18,649	2.2%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	8.7%	8.7%
Commercial Services	0.0%	(1.4%)	(1.4%)
Financial Services	0.0%	(31.6%)	(31.6%)
EMEA	7.9%	2.4%	10.3%
Asia Pacific	2.0%	0.7%	2.7%
Latin America	11.0%	7.6%	18.6%
Corporate/Other	n/m	n/m	n/m
Total	2.0%	0.2%	2.2%

n/m = not meaningful
•	Public Services revenue increased during the third quarter of 2007, led by significant revenue growth in our Emerging Markets, SLED and Civilian sectors. Partially offsetting these increases was a revenue decline in our Healthcare sector, which, based on improved new contract bookings for the third fiscal quarter of 2007, appears to be a function of ordinary contracting and booking cycles.

•	Commercial Services revenue slightly decreased during the third quarter of 2007, primarily due to reduced customer demand for our services within the high technology and telecommunications industries. This decrease was partially offset by increases in the energy and life sciences industries.

•	Financial Services revenue decreased during the third quarter of 2007, due to significant revenue declines across all business sectors. Revenue decreases were attributable to several factors, including the winding down of the business unit’s largest client engagement during 2007, the continuing effects of losses of senior staff in certain of our higher rate business sectors and early termination of some engagements by banking sector clients in response to recently reported losses related to asset write-downs.

•	EMEA revenue increased during the third quarter of 2007, primarily as a result of the favorable impact of the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar but also due to significant revenue increases in Switzerland and Russia. These increases were partially offset by revenue declines in the Netherlands and United Kingdom.

•	Asia Pacific revenue increased during the third quarter of 2007, primarily as a result of the favorable impact of the strengthening of foreign currencies against the U.S. dollar. Significant revenue growth was achieved in Japan resulting from increased demand for our services related to system implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law, however, this growth was substantially offset by revenue declines in other countries.

•	Latin America revenue increased during the third quarter of 2007, as a result of revenue growth derived from the strengthening of our relationships with existing clients in Mexico and Brazil, as well as the favorable impact of the strengthening of foreign currencies (primarily the Brazilian Real) against the U.S. dollar.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the third quarter of 2007, our revenue increased $18.6 million and total costs of service increased $45.0 million when compared to the third quarter of 2006, resulting in a decrease in gross profit of $26.3 million, or 16.6%. Gross profit as a percentage of revenue decreased to 15.4% for the third quarter of 2007 from 18.9% for the third quarter of 2006. The change in gross profit for the third quarter of 2007 compared to the third quarter of 2006 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 50.9% for the third quarter of 2007, compared to 48.8% for the third quarter of 2006. We experienced a net increase in professional compensation expense of $27.8 million, or 6.8%, to $438.9 million for the third quarter of 2007 from $411.1 million for the third quarter of 2006. The increase in professional compensation expense over the third quarter of 2006 was primarily due to stock-based compensation expense relating to PSUs and merit-based annual salary increases to our billable staff.

•	Other direct contract expenses decreased as a percentage of revenue to 23.8% for the third quarter of 2007, compared to 25.4% for the third quarter of 2006. We experienced a net decrease in other direct contract expenses of $9.6 million, or 4.5%, to $204.7 million for the third quarter of 2007 from $214.3 million for the third quarter of 2006. The decrease was driven by reduced subcontractor expenses as a result of increased use of internal resources.

•	Other costs of service as a percentage of revenue increased to 9.5% for the third quarter of 2007 from 6.9% for the third quarter of 2006. We experienced a net increase in other costs of service of $23.9 million, or 41.2%, to $81.8 million for the third quarter of 2007 from $57.9 million for the third quarter of 2006. The increase was primarily due to increases in the number of non-billable employees, higher recruiting costs and a software impairment charge recorded within EMEA. The increase in the number of non-billable employees was due in part to the redeployment of existing employees from client-facing roles to practice support roles, which results in related salaries and expenses now being reflected in other costs of service rather than professional expense.

•	During the third quarter of 2007 we recorded, within the Corporate/Other operating segment, a restructuring charge of $3.9 million related to lease, facilities and other exit activities, compared with a $1.0 million charge during the third quarter of 2006. These charges related primarily to the fair value of future lease obligations associated with office space, which we will no longer be using, primarily within the EMEA and North America regions.

     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the third quarters of 2007 and 2006. Amounts are in thousands, except percentages.

	Three Months Ended
	September 30,
	2007	2006	$ Change	% Change
Gross Profit
Public Services	$73,283	$69,190	$4,093	5.9%
Commercial Services	27,235	26,735	500	1.9%
Financial Services	12,873	32,403	(19,530)	(60.3%)
EMEA	31,044	35,005	(3,961)	(11.3%)
Asia Pacific	24,064	23,823	241	1.0%
Latin America	(1,916)	1,071	(2,987)	n/m
Corporate/Other	(33,963)	(29,258)	(4,705)	n/m

Total	$132,620	$158,969	$(26,349)	(16.6%)

	Three Months Ended
	September 30,
	2007	2006
Gross Profit as a % of revenue
Public Services	20.2%	20.7%
Commercial Services	20.7%	20.1%
Financial Services	19.4%	33.3%
EMEA	16.8%	20.9%
Asia Pacific	25.6%	26.0%
Latin America	(8.6%)	5.7%
Corporate/Other	n/m	n/m
Total	15.4%	18.9%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit increased in the third quarter of 2007, primarily due to an increase in revenue combined with a substantial improvement in gross profit in our SLED sector. Gross profit improvement in the SLED sector was driven by both current quarter revenue growth and the absence of significant amounts of other direct contract expenses recorded in the third fiscal quarter of 2006 attributable to two completed contracts. This increase was offset by increases in professional compensation expense related to increases in stock-based compensation expense and, to a lesser extent, additional personnel to meet the demand for our services.

•	Commercial Services gross profit slightly increased in the third quarter of 2007, as savings in other direct contract expenses due to the reduced use of subcontractors more than offset lower revenue.

•	Financial Services gross profit significantly decreased in the third quarter of 2007, primarily due to significantly lower revenue in the third quarter of 2007 compared with the third quarter of 2006. Despite a decrease in billable personnel, compensation expense decreased at a slower pace due to an increase in stock-based compensation expense primarily attributable to PSUs.

•	EMEA gross profit decreased in the third quarter of 2007, primarily due to an increase in professional compensation resulting from an increase in billable personnel, and to a lesser extent, an increase in other costs of services largely attributable to an asset impairment charge. This increase was partially offset by overall higher revenue in the EMEA region and improved profitability in Germany.

•	Asia Pacific gross profit slightly increased in the third quarter of 2007, primarily due to significant improvements in profitability and staff utilization in the Company’s business in Japan. Other direct contract expenses significantly decreased as a result of reduced use of subcontractors and increased use of internal resources.

•	Latin America gross profit decreased in the third quarter of 2007, as increases in compensation expense, driven by higher billable personnel to meet the growth of our business, primarily in Brazil, more than offset revenue growth in the region.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the third quarter of 2007 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. We did not incur any amortization expense in the third quarter of 2007, as our intangible assets were fully amortized. Amortization of purchased intangible assets was $0.5 million in the third quarter of 2006.
     Selling, General and Administrative Expenses. We incurred SG&A expenses of $160.3 million for the three months ended September 30, 2007, representing a decrease of $13.0 million, or 7.5%, from SG&A expenses of $173.3 million for the three months ended September 30, 2006. SG&A expenses as a percentage of gross revenue decreased to 18.6% in the three months ended September 30, 2007 from 20.6% for the three months ended September 30, 2006. The decrease was primarily due to reduced costs directly related to the closing of our financial statements and subcontracted labor. Partially offsetting these decreases were increased compensation expense for additional SG&A personnel and stock-based compensation expense for PSUs.
     Interest Income. Interest income was $3.1 million and $1.6 million in the three months ended September 30, 2007 and 2006, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money-markets during the third quarter of 2007 as compared to the third quarter of 2006.
     Interest Expense. Interest expense was $17.5 million and $8.6 million in the three months ended September 30, 2007 and 2006, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to interest attributable to our 2007 Credit Facility entered into on May 18, 2007.
     Other (Expense) Income, net. Other expense, net was $5.4 million in the three months ended September 30, 2007, compared with other income, net of $1.2 million in the three months ended September 30, 2006. The balances in each period primarily consisted of unrealized foreign currency exchange losses and gains.
     Income Tax Expense. We incurred income tax expense of $20.5 million and $8.9 million for the three months ended September 30, 2007 and 2006, respectively. The principal reasons for the difference between the effective income tax rates on loss from continuing operations of (43.1%) and (42.6%) for the three months ended September 30, 2007 and 2006, respectively, were: a change in valuation allowance; changes in income tax reserves; the mix of income attributable to foreign versus domestic jurisdictions; state and local taxes; other items and non-deductible meals and entertainment.
     Net Loss. For the three months ended September 30, 2007, we incurred a net loss of $68.0 million, or a loss of $0.32 per share. For the three months ended September 30, 2006, we incurred a net loss of $29.6 million, or a loss of $0.14 per share. Contributing to the net loss for the three months ended September 30, 2007 was stock-based compensation expense of $29.4 million, as compared to stock-based compensation expense of $12.4 million for the three months ended September 30, 2006.

Nine Months ended September 30, 2007 Compared to Nine Months ended September 30, 2006
     Revenue. Our revenue for the nine months ended September 30, 2007 was $2,603.5 million, an increase of $33.8 million, or 1.3%, over revenue of $2,569.7 million for the nine months ended September 30, 2006. The following tables present certain revenue information and performance metrics for each of our reportable segments for the nine months ended September 30, 2007 and 2006. Amounts are in thousands, except percentages.

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
Revenue
Public Services	$1,084,080	$1,006,022	$78,058	7.8%
Commercial Services	401,638	409,683	(8,045)	(2.0%)
Financial Services	209,378	319,833	(110,455)	(34.5%)
EMEA	570,111	501,696	68,415	13.6%
Asia Pacific	267,161	271,671	(4,510)	(1.7%)
Latin America	67,787	56,639	11,148	19.7%
Corporate/Other	3,340	4,128	(788)	n/m

Total	$2,603,495	$2,569,672	$33,823	1.3%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total
Revenue
Public Services	0.0%	7.8%	7.8%
Commercial Services	0.0%	(2.0%)	(2.0%)
Financial Services	0.0%	(34.5%)	(34.5%)
EMEA	8.4%	5.2%	13.6%
Asia Pacific	0.5%	(2.2%)	(1.7%)
Latin America	7.9%	11.8%	19.7%
Corporate/Other	n/m	n/m	n/m
Total	1.9%	(0.6%)	1.3%

n/m = not meaningful
•	Public Services revenue increased during the nine months ended September 30, 2007, led by significant revenue growth in our Emerging Markets, SLED and Civilian sectors. Partially offsetting these increases were revenue declines in our Defense and Healthcare sectors, both of which have since experienced positive new contract booking increases in the fiscal quarter ended September 30, 2007.

•	Commercial Services revenue decreased during the nine months ended September 30, 2007, primarily due to reduced customer demand for our services within the telecommunications and high technology industries. These decreases were partially offset by increased revenue in our Manufacturing, Energy and Consumer Markets sector due to greater demand for the solutions provided by our professionals who service this sector.

•	Financial Services revenue decreased during the nine months ended September 30, 2007, due to significant revenue declines in all of its business sectors. Revenue decreases were attributable to several factors, including the winding down of the business unit’s largest client engagement during 2007, the continuing effects of losses of senior staff in certain of our higher rate business sectors and difficulties in securing long-term client commitments, due in part to client concerns and perceptions generated earlier this year regarding our financial position.

•	EMEA revenue increased during the nine months ended September 30, 2007, primarily as a result of the favorable impact of the strengthening of foreign currencies (primarily the Euro) against the U.S. dollar but also due to significant revenue increases in Switzerland, Russia, the United Kingdom and France. These increases were partially offset by revenue declines in Germany. Switzerland, Russia and France revenue growth were attributable to increased demand for consulting services in those local markets, while revenue growth in the United Kingdom was driven by our continued expansion in that market. Revenue in Germany decreased due to prior year restructuring efforts, resulting in continued reductions in billable personnel while increasing focus on delivering more profitable engagements.

•	Asia Pacific revenue decreased during the nine months ended September 30, 2007, primarily due to a decline in revenue recognized in Australia at a significant client engagement in the telecommunications industry and a revenue decline in Korea due to the completion of several large contracts, partially offset by revenue growth in Japan and China. The revenue increase in Japan was due to revenue growth from system implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law, while revenue growth in China resulted from an increased operational focus.

•	Latin America revenue increased during the nine months ended September 30, 2007, primarily as a result of revenue growth in Mexico and Brazil and the strengthening of our relationships with existing clients. Latin America revenue was also positively impacted by the strengthening of foreign currencies (primarily the Brazilian Real) against the U.S. dollar.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the nine months ended September 30, 2007, our revenue increased $33.8 million and total costs of service increased $75.6 million when compared to the nine months ended September 30, 2006, resulting in a decrease in gross profit of $41.8 million, or 9.3%. Gross profit as a percentage of revenue decreased to 15.6% for the nine months ended September 30, 2007 from 17.5% for the nine months ended September 30, 2006. The change in gross profit for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 52.9% for the nine months ended September 30, 2007, compared to 49.2% for the nine months ended September 30, 2006. We experienced a net increase in professional compensation expense of $114.2 million, or 9.0%, to $1,378.2 million for the nine months ended September 30, 2007 over $1,264.1 million for the nine months ended September 30, 2006. The increase in professional compensation expense was primarily due to increases in stock-based compensation expense for PSUs, RSUs, merit-based annual salary increases to our billable staff, as well as cash bonuses.

•	Other direct contract expenses decreased as a percentage of revenue to 22.9% for the nine months ended September 30, 2007 compared to 26.1% for the nine months ended September 30, 2006. We experienced a net decrease in other direct contract expenses of $73.9 million, or 11.0%, to $596.8 million for the nine months ended September 30, 2007 from $670.7 million for the nine months ended September 30, 2006. The decrease was driven primarily by reduced subcontractor expenses as a result of increased use of internal resources. In addition, the decline was driven by higher other direct contract expenses recorded in the first quarter of 2006 related to the settlement of the HT contract.

•	Other costs of service as a percentage of revenue increased to 8.5% for the nine months ended September 30, 2007 over 7.0% for the nine months ended September 30, 2006. We experienced a net increase in other costs of service of $41.3 million, or 23.0%, to $221.0 million for the nine months ended September 30, 2007 over $179.7 million for the nine months ended September 30, 2006. The increase was primarily due to increases in the number of non-billable employees, higher recruiting costs and a software impairment charge recorded within EMEA. The increase in the number of non-billable employees was due in part to the redeployment of existing employees from client-facing roles to practice support roles, which results in related salaries and expenses now being reflected in other costs of service rather than professional expense.

•	During the nine months ended September 30, 2007 we recorded, within the Corporate/Other operating segment, a restructuring charge of $0.3 million related to lease, facilities and other exit activities, compared with a $6.2 million charge during the nine months ended September 30, 2006. These charges related primarily to the fair value of future lease obligations associated with office space that we will no longer be using, primarily within the EMEA and North America regions.

     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the nine months ended September 30, 2007 and 2006. Amounts are in thousands, except percentages.

	Nine Months Ended
	September 30,
	2007	2006	$ Change	% Change
Gross Profit
Public Services	$219,505	$206,985	$12,520	6.0%
Commercial Services	78,309	50,169	28,140	56.1%
Financial Services	32,667	113,797	(81,130)	(71.3%)
EMEA	113,191	103,114	10,077	9.8%
Asia Pacific	61,015	66,638	(5,623)	(8.4%)
Latin America	(4,127)	5,267	(9,394)	n/m
Corporate/Other	(93,349)	(96,966)	3,617	n/m

Total	$407,211	$449,004	$(41,793)	(9.3%)

	Nine Months Ended
	September 30,
	2007	2006
Gross Profit as a % of revenue
Public Services	20.2%	20.6%
Commercial Services	19.5%	12.2%
Financial Services	15.6%	35.6%
EMEA	19.9%	20.6%
Asia Pacific	22.8%	24.5%
Latin America	(6.1%)	9.3%
Corporate/Other	n/m	n/m
Total	15.6%	17.5%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit increased in the nine months ended September 30, 2007, primarily due to revenue increases in our Emerging Markets, SLED and Civilian sectors combined with substantial improvement in gross profit in our SLED sector resulting from significant reductions in other direct contract expenses recorded in fiscal 2006 attributable to two completed contracts. This increase in revenue more than offset increases in professional compensation expense related primarily to costs associated with additional personnel to meet the demand for our services and, to a lesser extent, additional stock-based compensation expense attributable to PSUs and RSUs.

•	Commercial Services gross profit significantly increased in the nine months ended September 30, 2007. This increase was primarily due to the absence of losses recorded in the first quarter of 2006 attributable to the settlement of disputes with two significant telecommunications industry clients.

•	Financial Services gross profit significantly decreased in the nine months ended September 30, 2007, primarily due to significantly lower revenue in the first nine months of 2007 compared to the first nine months of 2006 as well as a decline in the mix of higher margin engagements. Despite a decrease in billable personnel, compensation expense declined at a slower pace due to increases in stock-based compensation expense.

•	EMEA gross profit increased in the nine months ended September 30, 2007, primarily due to overall higher revenue in the EMEA region as well as improved profitability in Germany and Switzerland as a result of higher utilization and reduced costs.

This increase was partially offset by an increase in professional compensation due to higher billable personnel, and to a lesser extent, an increase in other costs of services while other direct contract expenses remained relatively flat.
•	Asia Pacific gross profit decreased in the nine months ended September 30, 2007, due primarily to lower revenue recognized in that region and estimated accruals to resolve issues related to a previously completed client engagement.

•	Latin America gross profit decreased in the nine months ended September 30, 2007, as increases in compensation expense, driven by an increase in billable personnel to meet the growth of our business, primarily in Brazil, more than offset revenue growth in the region.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which decreased in the nine months ended September 30, 2007 primarily due to the lease and facilities restructuring charges discussed above.
     Amortization of Purchased Intangible Assets. We did not incur any amortization expense in the nine months ended September 30, 2007, as our intangible assets were fully amortized. Amortization of purchased intangible assets was $1.5 million in the nine months ended September 30, 2006.
     Selling, General and Administrative Expenses. We incurred SG&A expenses of $512.3 million for the nine months ended September 30, 2007, representing a decrease of $26.3 million, or 4.9%, from SG&A expenses of $538.6 million for the nine months ended September 30, 2006. SG&A expenses as a percentage of gross revenue decreased to 19.7% in the nine months ended September 30, 2007 from 21.0% for the nine months ended September 30, 2006. The decrease was primarily due to reduced costs directly related to the closing of our financial statements and subcontracted labor, as well as savings from the reduction in the size of our sales force and reducing other business development expenses. Partially offsetting these savings were increased compensation expense for additional SG&A personnel and stock-based compensation expense for PSUs and RSUs, and bonuses.
     Interest Income. Interest income was $7.5 million and $6.1 million in the nine months ended September 30, 2007 and 2006, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash available to be invested in money markets during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.
     Interest Expense. Interest expense was $44.2 million and $26.6 million in the nine months ended September 30, 2007 and 2006, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to interest attributable to our 2007 Credit Facility entered into on May 18, 2007, the acceleration of debt issuance costs resulting from the termination of the 2005 Credit Facility, and, to a lesser extent, higher interest rates on our debt obligations.
     Insurance Settlement. During the nine months ended September 30, 2006, we recorded $38.0 million for an insurance settlement in connection with our settlement with HT. For more information, see Note 11, “Commitments and Contingencies,” of the Company’s 2006 Form 10-K.
     Other (Expense) Income, net. Other expense, net was $5.7 million in the nine months ended September 30, 2007 compared to other income, net of $2.9 million in the nine months ended September 30, 2006. The balances in each period primarily consist of unrealized foreign currency exchange losses and gains.
     Income Tax Expense. We incurred income tax expense of $46.2 million and $34.4 million for the nine months ended September 30, 2007 and 2006, respectively. The principal reasons for the difference between the effective income tax rates on loss from continuing operations of (31.3%) and (48.7%) for the nine months ended September 30, 2007 and 2006, respectively, were: a change in valuation allowance; changes in income tax reserves; the mix of income attributable to foreign versus domestic jurisdictions; state and local taxes; other items and non-deductible meals and entertainment.
     Net Loss. For the nine months ended September 30, 2007, we incurred a net loss of $193.7 million, or a loss of $0.90 per share. Contributing to the net loss for the nine months ended September 30, 2007 were stock-based compensation expense and bonuses accrued for our employees.
     For the nine months ended September 30, 2006, we incurred a net loss of $105.2 million, or a loss of $0.50 per share. Included in our results for the nine months ended September 30, 2006 were losses related to previously mentioned settlements with telecommunication clients, bonuses accrued for our employees, stock-based compensation expense and lease and facilities restructuring charges.
Liquidity and Capital Resources
     The following table summarizes the cash flow statements for the nine months ended September 30, 2007 and 2006 (amounts are in thousands):

	Nine Months Ended
	September 30,
			2006 to 2007
	2007	2006	Change
Net cash provided by (used in):
Operating activities	$(221,951)	$(74,524)	$(147,427)
Investing activities	(31,848)	87,799	(119,647)
Financing activities	282,156	(7,316)	289,472
Effect of exchange rate changes on cash and cash equivalents	10,203	7,600	2,603

Net increase in cash and cash equivalents	$38,560	$13,559	$25,001

     Operating Activities. Net cash used in operating activities during the nine months ended September 30, 2007 increased $147.4 million over the nine months ended September 30, 2006. This increase was primarily attributable to significant increases to our combined accounts receivable and unbilled revenue, which resulted in an increase in DSOs since December 31, 2006, significant reductions in our accounts payable due to timing of vendor payments, settlement of certain legal matters, and to a lesser extent, an increase in net loss, net of non-cash items.
     Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2007 was $31.8 million and net cash provided by investing activities during the nine months ended September 30, 2006 was $87.8 million. Capital expenditures were $31.8 million and $30.3 million during the nine months ended September 30, 2007 and 2006, respectively. In the nine months ended September 30, 2006, $118.1 million of restricted cash posted as collateral for letters of credit and surety bonds was released.
     Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2007 was $282.2 million, resulting primarily from the proceeds received from the Term Loans under the 2007 Credit Facility with an aggregate principal amount of $300.0 million. Net cash used in financing activities for the nine months ended September 30, 2006 was $7.3 million, mainly due to repayments of our Japanese term loans.
Additional Cash Flow Information
     At September 30, 2007, we had global cash balances of $431.2 million.
     Our decision to obtain the 2007 Credit Facility was based, in part, on the fact that the North American cash balances had been negatively affected in the second quarter of 2007 by, among other things, cash collection levels not maintaining pace with the levels achieved in the fourth quarter of 2006 and payments made in connection with (1) the uninsured portion of the settlement of the dispute with HT, (2) ongoing costs relating to the design and implementation of the new North American financial reporting systems, (3) ongoing costs relating to production and completion of our financial statements, (4) other additional accrued expenses for 2006 paid in the second quarter of 2007, and (5) our expectations at the time that operations would not generate cash before the latter part of 2007.
     We currently expect that our operations will provide a source of cash through the remainder of 2007. At September 30, 2007, our DSOs stood at 90 days. To generate significant amounts of cash from operations in the latter part of 2007, we must again exceed our cash collections for the fourth quarter of fiscal 2006 when our DSOs stood at 82 days.
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
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS 115.” SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 159.
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes as of September 30, 2007 to our market risk exposure disclosed in our 2006 Form 10-K. For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2006, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our 2006 Form 10-K.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification as of September 30, 2007, of the material weaknesses in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s disclosure controls and procedures were not effective.
     Because of the material weaknesses identified in our evaluation of internal control over financial reporting as of September 30, 2007, we performed additional substantive procedures, similar to those previously disclosed in Form 10-K for the year ended December 31, 2006, so that our consolidated condensed financial statements as of and for the three and nine month periods ended September 30, 2007, are fairly stated in all material respects in accordance with GAAP.
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
     The following describes legal proceedings as to which material developments have occurred in the period covered by this report, which matters have been previously disclosed in our 2006 Form 10-K and in our quarterly filings on Form 10-Q.
SEC Reporting Matters
     2005 Class Action Suits. In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia, alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to our financial results in our SEC filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. We were awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. On September 12, 2007, the court dismissed with prejudice this complaint, granting motions to dismiss filed by the Company and the other named defendants. In granting the Company’s motion to dismiss, the court ruled that the plaintiff failed to meet the scienter pleading requirements set forth in the Private Securities Litigation Reform Act of 1995, as amended. On September 26, 2007, the plaintiffs filed a motion that seeks a reversal of the court’s order dismissing the case or an amendment to the court’s order that would allow the plaintiffs to replead. The Company filed its brief on October 17, 2007 and although a hearing on the plaintiffs’ motion was scheduled for November 16, 2007, the court canceled the hearing as not necessary. On November 19, 2007, the court issued an order denying the plaintiffs’ motion to amend or alter the court’s September 12, 2007 dismissal of this matter.
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
ITEM 1A. RISK FACTORS
     There have been no material changes to the Risk Factors included in our 2006 Form 10-K, except as described below and previously reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed on September 7, 2007 and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 filed on October 22, 2007.
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
     We have issued shares sold under our ESPP and will be delivering shares in settlement of previously vested RSUs.
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
     Under the terms of the RSUs, we have limited rights to defer settlement and the right to designate when recipients of shares under the RSUs may sell those shares. We intend to exercise those rights. However, the delivery of shares in settlement of these RSUs is generally a taxable event to our employees and we will not limit sales of these shares in such a way as to preclude recipients from being able to generate the funds from sales necessary to cover their withholding tax liabilities. Subject to these concerns and constraints, we intend to begin settling vested RSUs after the filing with the SEC of this Quarterly Report. It is our objective to release for sale, after each filing of a periodic report with the SEC, shares our employees are entitled to in amounts that are less than the current weighted average weekly trading volume of our shares. While we hope that this proposed delivery schedule will facilitate the orderly sale of shares by our employees into the markets, the timing and amounts of sales by our employees will remain within their control.
     For additional risk factors, see Item 1A, “Risk Factors,” to the 2006 Form 10-K and the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2007 and June 30, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On August 16, 2007, we issued 563,474 shares of our common stock to the former stockholders of Softline in fulfillment of our obligations pursuant to the Company’s acquisition of Softline. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. For additional information, see Note 9, “Commitments and Contingencies — Other Matters — Softline Acquisition Obligation,” of the Notes to Consolidated Condensed Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the three months ended September 30, 2007.
     On November 5, 2007, the Company held its 2007 Annual Meeting of Stockholders. Set forth below is information concerning each matter submitted to a vote at the meeting.
(1)	Election of Directors. The stockholders elected the following persons as Class I directors to hold office until the annual meeting of stockholders to be held in 2010 and their respective successors have been duly elected and qualified.

Nominee for Class I Director	For	Withhold
Douglas C. Allred	152,960,864	28,469,643
Betsy J. Bernard	153,017,163	28,413,344
Spencer C. Fleischer	179,134,849	2,295,658
     The following directors also continued in office after the 2007 Annual Meeting of Stockholders: Jill S. Kanin-Lovers, Wolfgang Kemna, Albert L. Lord, Roderick C. McGeary, Eddie R. Munson, J. Terry Strange and Harry L. You. For additional information, see Item 5 – Other Information.
(2)	Ratification of Appointment of Ernst & Young LLP. The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the Company’s 2007 fiscal year.

For	Against	Abstain
178,240,625	567,529	2,622,353
ITEM 5. OTHER INFORMATION
On December 3, 2007, the Company announced that, effective December 3, 2007, it had named Ed Harbach, the Company’s current President and Chief Operating Officer, as its new Chief Executive Officer. Mr. Harbach was also appointed to the Company’s Board of Directors. Mr. Harbach succeeds Harry You, who tendered his resignation on December 3, 2007. Mr. You has held those positions since 2004.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of August 2, 2007, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 8-K filed with the SEC on August 8, 2007.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	First Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on September 6, 2002.

4.4	Second Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 4.4 from the Company’s Form 10-Q for the quarter ended June 30, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bearingpoint, Inc.

DATE: December 3, 2007	By:	/s/ Judy A. Ethell
Judy A. Ethell
Chief Financial Officer