Form 10-K
period 2007-12-31
BEARINGPOINT INC
filed 2008-02-28
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31451

BEARINGPOINT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	22-3680505
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1676 International Drive, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)
(703) 747-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☑

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of such stock on the New York Stock Exchange on June 29, 2007, was approximately $1.5 billion.

The number of shares of common stock of the Registrant outstanding as of February 1, 2008 was 215,220,077.

PART I.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Annual Report include statements about our internal control over financial reporting, our results of operation and our financial condition. Forward-looking statements are only predictions and as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment and the risk factors enumerated in Item 1A, “Risk Factors.” As a result, these statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

We were incorporated as a business corporation under the laws of the State of Delaware in 1999. Our principal offices are located at 1676 International Drive, McLean, Virginia 22102. Our main telephone number is (703) 747-3000.

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

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

In this Annual Report, we use the terms “BearingPoint,” “we,” “the Company,” “our Company,” “our” and “us” to refer to BearingPoint, Inc. and its subsidiaries. All references to “years,” unless otherwise noted, refer to our twelve-month fiscal year.

ITEM 1.	BUSINESS

General

BearingPoint, Inc. is one of the world’s leading providers of management and technology consulting services to Forbes Global 2000 companies as well as government organizations. Our core services, which include management consulting, technology solutions, application services and managed services, are designed to help our clients generate revenue, increase cost-effectiveness, manage regulatory compliance, integrate information and transition to “next-generation” technology. We believe we differentiate our services from others through our results, approach and people. Our collaborative and flexible approach, including our passionate and dedicated people who bring both deep management and technology experience to bear on solving our clients’ issues, is well recognized for producing innovative and effective solutions.

In North America, we deliver consulting services through our Public Services, Commercial Services and Financial Services industry groups (our “North American Industry Groups”), which provide significant industry-specific knowledge and service offerings. Outside of North America, we are organized on a geographic basis — Europe, the Middle East and Africa (“EMEA”), the Asia Pacific region and Latin America (including Mexico). For a discussion of risks attendant to our international operations, see the discussion in Item 1A, “Risk Factors — Risks Related to Our Business.”

For more information about our operating segments, see “— North American Industry Groups” and “— International Operations,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Segments,” and Note 18, “Segment Information,” of the Notes to Consolidated Financial Statements.

Strategy

We want to be recognized as the world leader in management and technology consulting, admired for our passion and respected for our ability to solve our clients’ most important challenges. We recognize that in 2008, we must show significant progress toward becoming profitable and improving our cash flow. To achieve these objectives, we are organizing our business priorities for 2008 around three overarching strategies:

•	Leveraging Opportunities Across Our Global Footprint. We must strengthen our global delivery model by creating greater opportunities and scaling those offerings and solutions that offer the greatest opportunities for growth and profitability. We believe that operating globally will help us better serve our clients’ needs, provide us with an advantage over regional competitors and allow us to maintain a diverse portfolio that can help to sustain our business during economic downturns.

We intend to leverage our best-in-class government solutions and offerings developed in our U.S. Federal, state and local markets to offer them to governments around the world. Optimizing our global capabilities delivered through our Global Development Centers (“GDCs”) in China, India and the United States (Hattiesburg, Mississippi) and providing highly skilled professionals at a lower cost for application development and support also will be an important part of achieving our goals.

•	Attracting, Developing and Retaining a World-Class Employee Base. As a professional services company, our employees are the cornerstone of our success. We must attract, develop and retain world-class talent. Under the leadership of our new Executive Vice President, Human Resources, our goal is to build a world-class human resources function that will help us hire and retain our employees and provide outstanding training and career opportunities for our people.

We believe that providing a pay-for-performance culture that is communicated both clearly and consistently to our employees will enhance their understanding of how to succeed within our company. In 2008, we will strive to bring more clarity and consistency to our bonus and equity programs to effectively provide proper incentives to motivate and reward our employees for their contributions to the success of our business.

We are committed to reinforcing a culture consistent with our values and improving the quality of our employees’ professional lives, and, to do so, we will seek their feedback more frequently and systematically.

•	Striving For Operational Excellence and Profitability. We must strive to drive higher operating margins through operational excellence and financial discipline. We will monitor the metrics that we believe are critical to driving profitability and positive cash flow, and we will hold our employees accountable for their performance. To further a culture of accountability, each of our operating segments will be measured according to key performance indicators of our business operations. For information on these key performance indicators, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview — Key Performance Indicators.”

In addition, we will continue efforts to align our “people pyramid,” further reducing the number of managing directors and senior managers, while increasing the number of analysts and consultants to lower our costs of service.

For more information regarding the business priorities we will pursue in 2008 to implement these strategies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview — Principal Business Priorities for 2008 and Beyond.”

North American Industry Groups

Our North American operations are managed on an industry basis, enabling us to capitalize on our significant industry-specific knowledge. This focus enhances our ability to monitor global trends and observe best practice behavior, to design specialized service offerings relevant to the marketplaces in which our clients operate, and to build sustainable solutions. All of our industry groups provide management consulting, technology solutions, application services and managed services to their respective clients.

Our three North American Industry Groups are:

•	Public Services serves a broad range of both public and private clients, including agencies of the U.S. Federal government such as the Departments of Defense, Homeland Security, and Health and Human Services; provincial, state and local governments; public healthcare companies and private sector healthcare agencies; aerospace and defense companies; and higher education clients. We believe that our Public Services business will continue to be our largest revenue producer, generating opportunities for both strong growth in North America and in our international operations by leveraging our differentiated solutions, as well as our experience and expertise, to governments around the world.

•	Commercial Services supports a highly diversified range of clients, including those in the life sciences and energy markets, as well as technology, consumer markets, manufacturing, transportation, communications and private and public utilities. In 2008, our Commercial Services business will focus on providing differentiated solutions to priority segments and accounts, and will transition from lower margin, transactional commodity services to higher margin, value-added services in order to generate sustainable relationships and revenue.

•	Financial Services directs its solutions to many of the world’s leading banking, insurance, securities, real estate, hospitality and professional services institutions. In 2008, our Financial Services business will concentrate its focus within high growth markets, deepen relationships with our key accounts and middle market clients, particularly at the “C-suite” level, and seek to improve profitability by targeting niche markets for our differentiated solutions.

International Operations

Our operations outside of North America are organized on a geographic basis, with alignment to our three North American Industry Groups — enabling consistency in our global strategy and execution.

After extensive analysis and discussion, we have concluded that over the long term, we can create more value for our shareholders, our customers and our people by further integrating our businesses and operating model, not further distancing them. Our management team feels strongly that our unique global footprint provides us with opportunities to increase profitability by leveraging our global delivery model for multi-national clients and delivering best-in-class government offerings and solutions developed in our U.S. Federal, state, and local markets to governments around the world.

Our three geographic regions are:

•	EMEA. Our EMEA region will continue to be a key part of our strategy. Consequently, in late 2007 we decided to continue to own and operate our EMEA segment as part of our consolidated business rather than move forward with a sale of that business to our EMEA managing directors.

•	Asia Pacific. In Asia Pacific, our growth strategy will focus on taking advantage of client successes to leverage new opportunities within Japan and China, and to improve our profitability in Korea and the South Asia Pacific countries by focusing our solutions on our key client accounts within these countries.

•	Latin America. In Latin America, we have streamlined our in-country operations in order to strategically focus upon the countries in which we believe we will be most successful. We will continue to serve clients within Latin America from our offices in Brazil and Mexico.

Our Joint Marketing Relationships

As of December 31, 2007, our alliance program had approximately 40 relationships with key technology providers that support and complement our service offerings. Through this program, we have created joint marketing relationships to enhance our ability to provide our clients with high value services. Those relationships typically entail some combination of commitments regarding joint marketing, sales collaboration, training and service offering development.

Our most significant joint marketing and product development technology relationships are with Oracle Corporation, Microsoft Corporation, SAP AG, Hewlett-Packard Company and IBM Corporation. We work together to develop comprehensive solutions to common business issues, offer the expertise required to deliver those solutions, develop new products, build our talent capabilities, capitalize on joint marketing opportunities and remain at the forefront of technology advances.

Competition

We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that sell services similar to those we offer. Our competitors include specialized consulting firms, systems consulting and implementation firms, former “Big 4” and other large accounting and consulting firms, application software firms providing implementation and modification services, service and consulting groups of computer equipment companies, outsourcing companies, systems integration companies, aerospace and defense contractors and general management consulting firms. We also compete with our clients’ internal resources. Some of our competitors have significantly greater financial and marketing resources, name recognition and market share than we do.

In 2008, we intend to focus our skills and resources to best capitalize on our competitive advantages, selectively choosing only those offerings, solutions and markets where we can effectively differentiate ourselves from our competition. We feel that deepening our relationships with key, existing clients and through repeat marketing of developed, successful industry offerings and solutions, we will be better positioned to achieve higher margins.

We believe that the principal competitive factors in the markets in which we operate include scope of services, service delivery approach, technical and industry expertise, value added, availability of appropriate talent and resources, global reach, pricing and relationships.

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

We selectively pursue efforts to capture, protect and commercialize BearingPoint proprietary information. We are striving to identify potentially reusable solutions or other intellectual property sooner in the design process and to take measures that will safeguard our proprietary rights and commercialization opportunities. We anticipate certain of these initiatives will add value to particular client and market categories, and increase our earnings from proprietary assets. Our solution suites, such as our Risk, Compliance and Security Solution Suite, are an example of these efforts.

Customer Dependence

During 2007 and 2006, our revenue from the U.S. Federal government, inclusive of government sponsored enterprises, was $981.6 million and $983.1 million, respectively, representing 28.4% and 28.5% of our total revenue, respectively. For 2007 and 2006, this included approximately $378.7 million and $389.8 million of revenue from the U.S. Department of Defense, respectively, representing approximately 11.0% and 11.3% of our total revenue for 2007 and 2006, respectively. A loss of all or a substantial portion of our contracts with the U.S. Federal government would have a material adverse effect on our business and results of operation. While most of our government agency clients have the ability to unilaterally terminate their contracts, our relationships are seldom with political appointees, and we have not historically experienced a loss of U.S. Federal government business with a change in administration. For more information regarding government proceedings and risks associated with U.S. government contracts, see Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” and Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Employees

As of December 31, 2007, we had approximately 17,100 full-time employees, including approximately 14,400 billable professionals.

As management and technology consultants, our future success largely depends upon our ability to attract, motivate and retain world-class talent, particularly professionals with the advanced information technology skills necessary to perform the services we offer. Our professionals possess significant industry experience, understand the latest technology and know how to apply it to solve our clients’ business challenges. We are committed to the long-term development of our employees and will continue to dedicate significant resources to making BearingPoint a great place to do great work. We strive to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance management system, innovative training programs, and a competitive compensation philosophy that rewards individual performance and teamwork.

For 2007, our voluntary annualized attrition rate was 24.7%, a slight improvement over our attrition rate of 25.6% in 2006. Reducing attrition remains a top priority, and we have taken steps to enhance our ability to attract and retain our employees. For additional information regarding these efforts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Principal Business Priorities for 2008 and Beyond — Attract, Develop and Retain a World-Class Employee Base.”

ITEM 1A.	RISK FACTORS

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

Our contracts funded by U.S. Federal government agencies, inclusive of government sponsored enterprises, accounted for approximately 28.4% of our revenue in 2007. We depend particularly on contracts funded by clients within the Department of Defense, which accounted for approximately 11.0% of our revenue in 2007. We believe that our U.S. Federal government contracts will continue to be a source of a significant amount of our revenue for the foreseeable future. Our business could be materially harmed if the U.S. Federal government reduces its spending or reduces the budgets of its departments or agencies. Reduced budget and other political and regulatory factors may cause these departments and agencies to reduce their purchases under, or exercise their rights to terminate, existing contracts, or may result in fewer or smaller new contracts to be awarded to us.

Our operating results will suffer if we are not able to maintain our billing and utilization rates or control our costs.

Our operating results are largely a function of the rates we are able to charge for our services and the utilization rates, or chargeability, of our professionals. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our professionals, or if we cannot manage our cost structure, our operating results will be negatively impacted, we will not be able to sustain our margins and our ability to generate profits will suffer.

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

Our operating results are also a function of our ability to control our costs. If we are unable to control these costs, such as costs associated with the production of financial statements, settlement of lawsuits or management of a significantly larger and more diverse workforce, our results of operation could be materially and adversely affected.

If we are unable to timely and properly implement and operate our new financial reporting system, we may be unable to timely file our SEC periodic reports or conclude that our internal control over financial reporting is effective, either of which could have a material adverse effect on our business, financial condition or results of operation.

We are currently in the process of replacing our North American financial reporting systems. We expect that once the new North American financial reporting system has been implemented, it will help us to maintain the timely filing of our SEC periodic reports and provide the Company with current and timely financial information and reduce our selling, general and administrative (“SG&A”) expenses. The implementation of a new financial system is complex and subject to many risks, including our ability to manage and implement a financial system of this scope and magnitude. See “— Risks that Relate to our Failure to Timely File Periodic Reports with the SEC and our Internal Control over Financial Reporting” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Principal Business Priorities for 2008 and Beyond — Drive Operational Excellence — Replace our North American Financial Reporting Systems.”

For example, in 2005 our Audit Committee determined that the implementation of our current North American financial systems was attempted without adequate testing and training or sufficient backup capability, which contributed to:

•	our inability to timely file our SEC periodic reports;

•	the substantial increase in our SG&A expenses, including finance and accounting and audit costs; and

•	the material weaknesses identified in our 2004 through 2007 audits and the conclusion by management that our internal control over financial reporting was not effective.

For so long as we are unable to implement and operate our new North American financial system, we will continue to experience a higher than normal probability of the occurrence of these types of risks.

We continue to incur SG&A expenses as a percentage of revenue at levels significantly higher than those of our competitors. If we are unable to significantly reduce SG&A expenses as a percentage of revenue over the near term, our ability to achieve our goals in net income and profitability will remain in jeopardy.

In recent years we have experienced exceptionally high levels of SG&A expenses as a percentage of revenue, primarily as a result of continuing issues related to our North American financial reporting systems and our internal controls, higher than average costs associated with hiring and retaining our employees and other assorted costs, including legal expenses associated with various disputes and litigation. During 2007, we incurred external costs of approximately $83.5 million related to the preparation of our financial statements, our auditors’ review and audit of our financial statements and the testing of internal controls, compared with approximately $128.2 million in 2006. In addition, we also currently expect to incur approximately $33.5 million in costs in 2008 related to the implementation of our new North American financial reporting system, of which $8.9 million is expected to be expensed and $24.6 million is expected to be capitalized, compared with approximately $25.3 million of such costs in 2007, of which $10.2 million was expensed and $15.1 million was capitalized. It is likely that higher than normal SG&A expenses will continue through 2008 and 2009 as we seek to achieve our objectives of timely preparing and filing our financial statements and SEC periodic reports, remediating material weaknesses in our internal control over financial reporting and completing the replacement of our North American financial reporting systems.

Our ability to reduce future SG&A expenses is dependent, among other things, on:

•	improving our controls around the financial closing process;

•	remediating deficiencies in our internal controls;

•	reducing the amount of time and effort spent to substantiate the accuracy and completeness of our financial results;

•	reducing redundant systems and activities;

•	streamlining the input and capture of data;

•	hiring and retaining skilled finance and accounting personnel while decreasing the number of personnel required to support our financial close process, including reliance on contractors;

•	achieving further reductions in the number of offices and square feet of space occupied by us; and

•	achieving further cost savings in our various corporate services, including legal, information technology and human resources.

If we are unable to achieve these objectives, offset these costs through other expense reductions, or if we encounter additional difficulties or setbacks in achieving these objectives, our SG&A expenses could significantly exceed current expected levels, and, consequently, materially and adversely affect our competitive position, financial condition, results of operation and cash flows.

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

Contracting with the U.S. Federal government is inherently risky and exposes us to risks that may materially and adversely affect our business.

We depend on contracts with U.S. Federal government agencies, particularly with the Department of Defense, for a significant portion of our revenue and consequently, we are exposed to various risks inherent in the government contracting process, including the following:

•	Our government contracts are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts, which are unfavorable to us. These rights and remedies allow government clients, among other things, to:

•	establish temporary holdbacks of funds due and owed to us under contracts for various reasons;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in products, systems and technology produced by us;

•	prohibit future procurement awards with a particular agency if it is found that our prior relationship with that agency gives us an unfair advantage over competing contractors;

•	subject the award of contracts to protest by competitors, which may require the suspension of our performance pending the outcome of the protest or our resubmission of a bid for the contract, or result in the termination, reduction or modification of the awarded contract; and

•	prospectively reduce our pricing based upon achieving certain agreed service volumes or other metrics and reimburse any previously charged amounts subsequently found to have been improperly charged under the contract.

•	Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business. In addition, security breaches in sensitive government systems that we have developed could damage our reputation and eligibility for additional work and expose us to significant losses.

•	The U.S. Federal government audits and reviews our performance on contracts, pricing and cost allocation practices, cost structure, systems, and compliance with applicable laws, regulations and standards. If the government finds that our costs are not reimbursable, have not been properly determined or are based on outdated estimates of our costs, we may not be allowed to bill for all or part of those costs, or we may have to refund cash that we have already collected, which may materially affect our operating margin and the expected timing of our cash flows.

•	Government contracting officers have wide latitude in their ability to conclude as to the financial responsibility of companies that contract with agencies of the U.S. Federal government. Officers who conclude that a company is not financially responsible may withhold new engagements and terminate recently contracted engagements for which significant expenditures and outlays already may have been made.

•	If the government uncovers improper or illegal activities in the course of audits or investigations, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Federal government agencies. These consequences could materially and adversely affect our revenue and operating results. The inherent limitations of internal controls, even when adequate, may not prevent or detect all improper or illegal activities.

•	Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than other commercial contracts. Negative publicity related to our government contracts, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts.

The impact of any of these occurrences or conditions could affect not only our business with the agency or department involved, but also other agencies and departments within the U.S. Federal government. Depending on the size of the project or the magnitude of the budget reduction, potential costs, penalties or negative publicity involved, any of these occurrences or conditions could have a material adverse effect on our business or our results of operation.

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

The following additional attrition risks are unique to our business:

•	In light of our current issues related to our North American financial reporting systems and our internal control over financial reporting, it is particularly critical that we continue to attract and retain experienced finance personnel.

•	Higher than average attrition creates recruiting, training and retention costs and benefits that place significant demands on our resources.

•	Our inability to timely file our periodic reports with the SEC from 2005 through 2007 materially and negatively affected our ability to deliver freely tradable equity incentives to our people.

•	Rumors, misperceptions and misrepresentations regarding our financial stability or ongoing operations may create career uncertainties for our employees.

The continuing loss of significant numbers of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel for these or other reasons could have a serious negative effect on us, including our ability to obtain and successfully complete important engagements and thus maintain or increase our revenue.

Our contracts can be terminated by our clients with short notice, or our clients may cancel or delay projects.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. Most of our consulting engagements are less than twelve months in duration. Most of our contracts can be terminated by our clients upon short notice and without significant penalty. Large client projects involve multiple engagements or stages, and there are risks that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, cancelled or delayed, we lose the associated revenue, and we may not be able to eliminate associated costs in a timely manner. Consequently, our operating results in subsequent periods may be adversely impacted.

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

Our most significant joint marketing relationships are with Oracle Corporation, Microsoft Corporation, SAP AG, Hewlett-Packard Company and IBM Corporation. These relationships enable us to increase revenue by providing us additional marketing exposure, expanding our sales coverage, increasing the training of our professionals and developing and co-branding service offerings that respond to customer demand. The loss of one or more of these relationships could adversely affect our business by terminating current joint marketing and product development efforts or otherwise decreasing our revenue and growth prospects. Because most of our significant joint marketing relationships are nonexclusive, if our competitors are more successful in, among other things, building leading-edge products and services, these entities may form closer or preferred arrangements with other consulting organizations, which could materially reduce our revenue.

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

Our performance may be negatively affected due to financial, regulatory and operational risks inherent in worldwide operations.

In 2007, approximately 36.0% of our revenue was attributable to activities outside North America. Our results of operation are affected by our ability to manage risks inherent in our doing business abroad. These risks include exchange rate fluctuation, regulatory concerns, terrorist activity, restrictions with respect to the movement of currency, access to highly skilled workers, political and economic stability, unauthorized and improper activities of employees and our ability to protect our intellectual property. Despite our best efforts, we may not be in compliance with all regulations around the world and may be subject to penalties and fines as a result. These penalties and fines may materially and adversely affect our performance.

Some of our services are performed in high-risk locations, such as Iraq and Afghanistan, where the country or location is suffering from political, social or economic issues, or war or civil unrest. In those locations, we incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk. Despite our best efforts, we may suffer the loss of our employees or those of our contractors. The risk of these losses and the costs of protecting against them may become prohibitive. If so, we may face taking a decision regarding removing our employees from one or more of these countries and ceasing to seek new work or complete the existing contracts that we have in those countries or regions. Such a decision could, directly or indirectly, materially and adversely affect our current and future revenue, as well as our performance.

We may bear the risk of cost overruns relating to our services, thereby adversely affecting our performance.

The effort and cost associated with the completion of our systems integration, software development and implementation or other services are difficult to estimate and, in some cases, may significantly exceed the estimates made at the time we commence the services. We often provide these services under level-of-effort and fixed-price contracts. The level-of-effort contracts are usually based on time and materials or direct costs plus a fee. Under these arrangements, we are able to bill our client based on the actual cost of completing the services, even if the ultimate cost of the services exceeds our initial estimates. However, if the ultimate cost exceeds our initial estimate by a significant amount, we may have difficulty collecting the full amount that we are due under the contract, depending upon many factors, including the reasons for the increase in cost, our communication with the client throughout the project, and the client’s satisfaction with the services. As a result, we could incur losses with respect to these services even when they are priced on a level-of-effort basis. If we provide these services under a fixed-price contract, we bear the risk that the ultimate cost of the project will materially exceed the price to be charged to the client. If we fail to accurately estimate our costs or the time required to perform under a contract, our ability to generate profits on these contracts may be materially and adversely affected.

We may face legal liabilities and damage to our professional reputation from claims made against our work.

Many of our engagements involve projects that are critical to the operation of our clients’ businesses. If we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition. The provisions we typically include in our contracts that are designed to limit our exposure to legal claims relating to our services and the applications we develop may not protect us or may not be enforceable in all cases. Moreover, as a consulting firm, we depend to a large extent on our relationships with our clients and our reputation for high caliber professional services and integrity to retain and attract clients and employees. As a result, claims made against our work may be more damaging in our industry than in other businesses. Negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new engagements.

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

Risks that Relate to Our Liquidity

Our current cash resources might not be sufficient to meet our expected cash needs over time. Beginning in early 2009, we will begin to become subject to significant required payments under our 2007 Credit Facility and various series of our debentures. We continue to believe that our cash balances, together with cash generated from operating activities and borrowings previously made under our 2007 Credit Facility, will be sufficient to provide adequate funds for our anticipated internal growth, operating needs and debt service obligations. However, if we cannot consistently generate sufficient positive cash flows from operating activities to fund these required payments and service our indebtedness, our business, financial condition and results of operations could be materially and adversely effected.

We have experienced recurring net losses. We have generated positive cash flows from operating activities in only five quarters since the beginning of 2005. Historically, we have often failed, sometimes significantly, to achieve management’s periodic operating budgets and cash forecasts.

For each fiscal year ending on or after December 31, 2008, we are required by our 2007 Credit Facility to repay principal in an amount equal to 50% of our Excess Cash Flow (as defined in the 2007 Credit Facility) for such year on or before the tenth business day when we are required to deliver financial statements for the applicable fiscal year, subject to certain credits for other voluntary payments we have made in any such year and certain exceptions. On April 15, 2009, we are obligated to honor the rights of the holders of our $200,000,000 5.00% Convertible Senior Subordinated Debentures to demand payment of up to the entire principal amount of those debentures. We currently expect most, if not all, of these debentures to be tendered for payment at that time. We will continue to have varying amounts of maturity payments and/or mandatory payment rights on other series of debentures in 2010, 2011 and beyond. For additional information regarding our debentures and the timing of such option, see “— Risks that Relate to Our Liquidity” and Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements. These ongoing, annual required payments will present a significant additional demand on our cash that we have not experienced in prior years. Therefore, we must begin to consistently generate positive cash flows from operating activities if we are to service these payments from cash generated from our business. If we are unable to service our indebtedness, whether in the ordinary course of business or upon acceleration of such indebtedness, our financial condition, cash flows and results of operation would be materially affected.

If we cannot consistently generate sufficient positive cash flows from operating activities, we will need to meet operating shortfalls and required prepayments with existing cash on hand, avail ourselves of the capital or credit markets or implement or seek alternative strategies. These alternative strategies could include seeking improvements in working capital management, reducing or delaying capital expenditures, restructuring or refinancing our indebtedness, seeking additional debt or equity capital and selling assets. There can be no assurances that existing cash will be sufficient, we will have timely access to the capital or credit markets or that any of these strategies can be implemented on satisfactory terms, on a timely basis, or at all.

Our 2007 Credit Facility imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms. If we violate these restrictions, we will be in default under the 2007 Credit Facility, which may cross-default to our other indebtedness.

On May 18, 2007, we entered into a $400 million senior secured credit facility and on June 1, 2007, we amended and restated the credit facility to increase the aggregate commitments under the facility to $500 million (the “2007 Credit Facility”). The 2007 Credit Facility consists of term loans in an aggregate principal amount of $300 million (of which $297.8 million was outstanding as of December 31, 2007) and a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200 million (of which $86.9 million remained available as of December 31, 2007). For more information on our 2007 Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.” Under the 2007 Credit Facility, certain of our corporate activities are restricted, which include, among other things, limitations on: disposition of assets; mergers and acquisitions; payment of dividends; stock repurchases and redemptions; incurrence of additional indebtedness; making of loans and investments; creation of liens; prepayment of other indebtedness; and engaging in certain transactions with affiliates. Any event of default under the 2007 Credit Facility or agreements governing our other significant indebtedness could lead to an acceleration of debt under the 2007 Credit Facility or other debt instruments that contain cross-default provisions. If the indebtedness under the 2007 Credit Facility were to be accelerated, our assets may not be sufficient to repay amounts due under the 2007 Credit Facility and the other debt securities then accelerated.

We may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

Some of our clients, primarily in the state and local markets, require us to obtain surety bonds, letters of credit or bank guarantees in support of client engagements. During 2007, we were required by our surety providers to fully collateralize (via cash or letters of credit) our obligations under our surety bonds. We expect this requirement of full collateralization of surety bonds to continue for the foreseeable future. If we cannot obtain or maintain surety bonds, letters of credit or bank guarantees on acceptable terms, we may be unable to maintain existing client engagements or to obtain additional client engagements that require them. In turn, our current and planned revenue, particularly from the State, Local and Education (“SLED”) sector of our Public Services industry group, could be materially and adversely affected. At December 31, 2007, we had $86.9 million remaining under the letter of credit facility of our 2007 Credit Facility.

Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our business, financial condition or results of operation.

On February 6, 2007, Standard & Poor’s Rating Services (“Standard & Poor’s”) withdrew our senior unsecured rating of B- and our subordinated debt rating of CCC+ and removed them from CreditWatch. Separately, on December 7, 2007, Moody’s confirmed our B2 corporate family rating, assigned us a negative rating outlook and downgraded the ratings of our Series A and B Debentures to Caa1 from B3.

On or after October 31, 2008, the administrative agent under our 2007 Credit Facility may require us to use commercially reasonable efforts to have our corporate credit rated by Moody’s or Standard & Poor’s. There can be no assurance we could obtain or retain a specific rating or any rating by either entity.

Actions or refusals to act by the rating agencies may affect our ability to obtain financing or the terms on which such financing may be obtained. Our inability to obtain additional financing, or obtain additional financing on terms favorable to us, could hinder our ability to fund general corporate requirements, affect our stock price, limit our ability to retain existing clients or compete for new business, and increase our vulnerability to adverse economic and industry conditions.

Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility.

The level of our indebtedness and our ongoing cash flow requirements for debt service and collateral maintenance:

•	limit cash flow available for general corporate purposes, such as capital expenditures;

•	limit our ability to obtain, or obtain on favorable terms, additional debt financing in the future;

•	limit our flexibility in reacting to competitive and other changes in our industry and economic conditions generally;

•	expose us to a risk that a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business could make it difficult to meet debt service requirements; and

•	expose us to risks inherent in interest rate fluctuations because borrowings may be at variable rates of interest, which could result in high interest expense in the event of increases in interest rates.

The holders of our debentures have the right, at their option, to require us to purchase some or all of our debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.

The holders of certain of our debentures have the right (a “put” right), as of a specified date or upon a designated event, to require us to repurchase all or a portion of our debentures, in each case, at a price in cash equal to the principal amount of the debentures plus accrued and unpaid interest, if any.

The following table lists the maturity date and the put dates of our debentures:

Debentures	Maturity Date	Put Date

$250.0 Million 2.50% Series A
Convertible Subordinated Debentures due 2024 (the “Series A Debentures”)	December 15, 2024	December 15, 2011 December 15, 2014 December 15, 2019
$200.0 Million 2.75% Series B
Convertible Subordinated Debentures due 2024 (the “Series B Debentures” and together with Series A Debentures, the “Subordinated Debentures”)	December 15, 2024	December 15, 2014 December 15, 2019

$200.0 Million 5.00% Convertible Senior Subordinated Debentures due 2025 (the “April 2005 Convertible Debentures”)	April 15, 2025	April 15, 2009 April 15, 2013 April 15, 2015 April 15, 2020
$40.0 Million 0.50% Convertible
Senior Subordinated Debentures due 2010 (the “July 2005 Convertible Debentures”)	July 15, 2010	N/A

If we cannot generate sufficient positive cash flows from operating activities or otherwise honor the put rights or maturities on our debentures with our existing cash balances, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of the debentures.

The holders of our debentures also have the right to require us to repurchase any outstanding debentures upon certain dates and designated events. These events include certain change of control transactions and a termination of trading, if our common stock is no longer listed for trading on a U.S. national securities exchange. If we are unable to repurchase any of our debentures when due or otherwise breach any other debenture covenants, we may be in default under the related indentures, which could lead to an acceleration of unpaid principal and accrued interest under the indentures. Any such acceleration could lead to an acceleration of amounts outstanding under our 2007 Credit Facility. In the event of any acceleration of unpaid principal and accrued interest under our 2007 Credit Facility or under the debentures, we will not be permitted to make payments to the holders of the debentures until the unpaid principal and accrued interest under our 2007 Credit Facility have been fully paid.

For additional information regarding our debentures, see Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements.

Risks that Relate to our Failure to Timely File Periodic Reports with the SEC and our Internal Control over Financial Reporting

The process, training and systems issues related to financial accounting for our North American operations and the material weaknesses in our internal control over financial reporting continue to materially affect our financial condition and results of operation. So long as we are unable to resolve these issues and remediate these material weaknesses, we will be in jeopardy of being unable to timely file our periodic reports with the SEC as they come due, and it is likely that our financial condition and results of operation will continue to be materially and adversely affected. Furthermore, any subsequent failures to timely file any future periodic reports with the SEC could increase the likelihood or frequency of occurrence and severity of the impact of any of the risks described below.

Our continuing failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operation.

We did not timely file with the SEC our Forms 10-K for 2004, 2005 and 2006 or our Forms 10-Q for 2005, 2006 and 2007. Consequently, from March 16, 2005 to December 3, 2007 we did not timely comply with the reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”) or the listing rules of the New York Stock Exchange (the “NYSE”).

If we are unable to timely file our periodic reports with the SEC, we may be subject to a number of significant risks, including:

•	If we are not timely in filing our periodic reports on or after October 31, 2008, (i) an event of default could be declared by our lenders under our senior secured credit facility, which may result in the lenders declaring our outstanding loans due and payable in whole or in part, and potentially resulting in a cross-default to one or more series of our convertible subordinated debentures and other indebtedness, and/or (ii) an event of default could be claimed by holders of one or more series of our subordinated debentures, resulting in a cross-default under our senior secured credit facility. See “— Risks that Relate to Our Liquidity.”

•	If the NYSE does not grant us extensions to file our periodic reports with the NYSE, it has the right to begin proceedings to delist our common stock. A delisting of our common stock would have a material adverse effect on us by, among other things:

•	reducing the liquidity and market price of our common stock;

•	resulting in a possible event of default under and acceleration of our senior secured credit facility and triggering a right to the holders of our debentures to request us to repurchase all then outstanding debentures; and

•	reducing the number of investors willing to hold or acquire our common stock, thereby restricting our ability to obtain equity financing.

•	We may have difficulty retaining our clients and obtaining new clients.

•	We would not be eligible to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital or credit markets or delivering shares under our equity plans.

Any of these events could materially and adversely affect our financial condition and results of operation.

In 2004, we identified material weaknesses in our internal control over financial reporting, the remediation of which continues to materially and adversely affect our business and financial condition, and as of December 31, 2007, certain material weaknesses remain.

Our management has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 and has identified a number of material weaknesses in our internal control over financial reporting as of December 31, 2007. These material weaknesses also contributed to management’s conclusion as to the effectiveness of our internal control over financial reporting for 2004 through 2006. A detailed description of each of these remaining material weaknesses is described in Item 9A of this Annual Report. Due to these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007. The existence of these material weaknesses continues to cause us to rely on additional procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Moreover, we continue to experience difficulty in internally producing accurate and timely forecasted financial information due, in part, to issues related to the material control weaknesses and other deficiencies identified as part of management’s assessment of internal control over financial reporting, and, until the filing of our Form 10-Q for the quarterly period ended September 30, 2007, to the delays in filing our periodic reports with the SEC. While we continue to address many of the underlying issues that have affected our ability to produce accurate internal financial forecasts, there can be no assurance that our ability to produce such forecasts has sufficiently improved to enable us to accurately and timely predict and assess the ongoing cash demands or financial needs of our business. Moreover, our difficulties in producing accurate internal financial forecasts could jeopardize the accuracy of any financial guidance we provide publicly.

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

Furthermore, in order to sustain the timely production of our financial statements and SEC periodic reports, we must reduce the time required to prepare our financial statement accounts and balances. Until our material weaknesses have been remediated, we will not be able to fully minimize the time required to prepare our financial statement accounts and balances. Our ability to remain timely in our SEC periodic reports will depend on, among other things, our ability to increase the focus of, and maximize the cooperation from, our client engagement teams and other corporate services in providing financial information and updates into our financial closing process on a timely basis. If we are unable to achieve these efficiencies, we may be unable to sustain being timely in our SEC periodic reports.

Risks that Relate to Our Common Stock

The price of our common stock may decline due to the number of shares that may be available for sale in the future.

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock.

Upon conversion or exercise of our outstanding convertible debt and warrants, including upon certain change of control transactions, we will issue the following number of shares of our common stock, subject to anti-dilution protection and other adjustments:

	Initial Per Share			Total
	Conversion	Initial		Approximate
	Price/Exercise	Conversion		Number of
Convertible Debt and Warrants	Price($)	Dates		Shares

Series A Debentures	$10.50	March 31, 2005	(1)	23.8 million
Series B Debentures	10.50	March 31, 2005	(1)	19.0 million
April 2005 Convertible Debentures	6.60	April 27, 2005		30.3 million
July 2005 Convertible Debentures	6.75	July 15, 2006		5.9 million
Warrants issued in connection with the July 2005 Senior Debentures (the “July 2005 Warrants”)	8.00	July 15, 2006		3.5 million

Total				82.5 million

(1)	The holders of the Series A Debentures and Series B Debentures have the right to convert the debentures into shares of common stock only upon the occurrence of certain triggering events. For additional information regarding the triggering events, see Note 6, “Notes Payable — Series A and Series B Convertible Subordinated Debentures,” of the Notes to Consolidated Financial Statements.

As of December 31, 2007, our employees held stock options to purchase 30.7 million shares, representing approximately 14% of our 215,156,077 shares of common stock then outstanding and of which 30.0 million shares are currently vested. An additional number of stock options generally will vest and become exercisable, at the exercise price indicated, during the calendar years indicated below:

	Exercise Price
Number of Shares	Range	Average	Calendar Year

428,520	$4.71 — $8.77	$8.07	2008
200,000	$7.89 — $8.70	$8.30	2009

Since 2005 we have significantly increased the issuance of equity in the form of restricted stock units (“RSUs”) and performance share units (“PSUs”) (collectively, “stock units”) to managing directors and other key employees, as a means of better aligning the interests of these employees with our shareholders and to enhance the retention of current managing directors. As of December 31, 2007, an aggregate of 12.2 million RSUs and 18.2 million PSUs, net of share settlements and forfeitures, were issued and outstanding. The following shares of common stock are expected to be delivered upon settlement of these stock units during the calendar years indicated below (assuming the vesting of PSUs at 100%):

Number of Shares	Calendar Year

4,030,861	2008
2,066,161	2009
24,195,155	2010 and thereafter

Under the terms of our 2007 Credit Facility, we are limited in our ability to repurchase shares and apply share withholding for payroll tax obligations due from employees in connection with the settlement of their RSUs. Consequently, upon settlement of these RSUs, our employees are likely to sell significant numbers of their shares into the market in order to pay for their tax withholding obligations.

There are significant limitations on the ability of any person or company to acquire the Company without the approval of our Board of Directors (the “Board”).

We have adopted a stockholders’ rights plan. Under this plan, after the occurrence of specified events that may result in a change of control, our stockholders will be able to purchase stock from us or our successor at half the then current market price. This right will not extend, however, to persons participating in takeover attempts without the consent of our Board or to persons whom the Board determines to be adverse to the interests of the stockholders. Accordingly, this plan could deter takeover attempts.

In addition, our certificate of incorporation and bylaws each contains provisions that may make the acquisition of our company more difficult without the approval of our Board. These provisions include the following, among others:

•	our Board is classified into three classes, each of which will serve for staggered three-year terms;

•	a director may be removed by our stockholders only for cause and then only by the affirmative vote of two-thirds of our voting stock;

•	only our Board or the Chairman of the Board may call special meetings of our stockholders;

•	our stockholders may not take action by written consent;

•	our stockholders must comply with advance notice procedures in order to nominate candidates for election to our Board or to place stockholders’ proposals on the agenda for consideration at meetings of the stockholders;

•	if stockholder approval is required by applicable law, any mergers, consolidations and sales of all or substantially all of our assets must be approved by the affirmative vote of at least two-thirds of our voting stock; and

•	our stockholders may amend or repeal any of the foregoing provisions of our certificate of incorporation or our bylaws only by a vote of two-thirds of our voting stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our properties consist of leased office facilities for specific client contracts and for sales, support, research and development, consulting, administrative and other professional personnel. Our corporate headquarters consists of approximately 235,000 square feet in McLean, Virginia. As of December 31, 2007, we occupied approximately 88 additional offices in the United States and approximately 60 offices in Latin America, Canada, the Asia Pacific region and EMEA. All of our office space generally is leased pursuant to operating leases that expire over various periods during the next 10 years. Portions of our office space are sublet under operating lease agreements that expire over various periods during the next 7 years and are also being marketed for sublease or disposition. Although we believe our facilities are adequate to meet our needs in the near future, our business requires that our lease holdings accommodate the dynamic needs of our various consulting engagements and, given business demands, the makeup of our leasehold portfolio may change within the next twelve-month period to address these demands.

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

Overview

We currently are a party to a number of disputes that involve or may involve litigation or other legal or regulatory proceedings. Generally, there are three types of legal proceedings to which we may be made a party:

•	Claims and investigations arising from our inability to timely file periodic reports under the Exchange Act, and the restatement of our financial statements for certain prior periods to correct accounting errors and departures from generally accepted accounting principles for those years (“SEC Reporting Matters”);

•	Claims and investigations being conducted by agencies or officers of the U.S. Federal government and arising in connection with our provision of services under contracts with agencies of the U.S. Federal government (“Government Contracting Matters”); and

•	Claims made in the ordinary course of business by clients seeking damages for alleged breaches of contract or failure of performance, by current or former employees seeking damages for alleged acts of wrongful termination or discrimination, and by creditors or other vendors alleging defaults in payment or performance.

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

SEC Reporting Matters

2005 Class Action Suits. In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia, alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to our financial results in our SEC filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. We were awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. On September 12, 2007, the court dismissed with prejudice this complaint, granting motions to dismiss filed by the Company and the other named defendants. In granting the Company’s motion to dismiss, the court ruled that the plaintiff failed to meet the scienter pleading requirements set forth in the Private Securities Litigation Reform Act of 1995, as amended. On September 26, 2007, the plaintiffs filed a motion that seeks a reversal of the court’s order dismissing the case or an amendment to the court’s order that would allow the plaintiffs to replead. The Company filed its brief on October 17, 2007 and although a hearing on the plaintiffs’ motion was scheduled for November 16, 2007, the court canceled the hearing as not necessary. On November 19, 2007, the court issued an order denying the plaintiffs’ motion to amend or alter the court’s September 12, 2007 dismissal of this matter. The plaintiffs have appealed the matter to the U.S. Court of Appeals for the Fourth Circuit.

2005 Shareholder’s Derivative Demand. On May 21, 2005, we received a letter from counsel representing one of our shareholders requesting that we initiate a lawsuit against our Board and certain present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in our report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation, our Board responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. We filed demurrers on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims, with leave to file amended claims. As a result of our annual meeting of stockholders held on December 14, 2006, the claim seeking the scheduling of an annual meeting became moot. On January 3, 2007, the plaintiff filed an amended derivative complaint re-asserting the previously dismissed derivative claims and alleging that the Board’s refusal of his demand was not in good faith. The Company and the other defendants renewed their motion to dismiss all remaining claims by filing demurrers, which argument was heard on March 23, 2007. On February 20, 2008, the court granted the demurrers and dismissed the claims with prejudice.

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

In connection with the investigation by our Audit Committee, we became aware of incidents of possible non-compliance with the Foreign Corrupt Practices Act and our internal controls in connection with certain of our operations in China and voluntarily reported these matters to the SEC and U.S. Department of Justice in November 2005. Both the SEC and the Department of Justice are investigating these matters in connection with the formal investigation described above. On March 27, 2006, we received a subpoena from the SEC regarding information related to these matters and has responded to their requests through the summer of 2006. We have not received any further requests since that time.

Government Contracting Matters

A significant portion of our business relates to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government sponsored enterprises. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether our operations are being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Federal government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. Federal government contracting. It cannot be determined at this time whether any findings, conclusions, penalties, fines or other amounts determined to be applicable to us in any such investigation could have a material effect on our results of operation, outlook or business prospects.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously reported, on November 5, 2007, we held our 2007 Annual Meeting of Stockholders. Set forth below is information concerning each matter submitted to a vote at the meeting.

(1)	Election of Directors. Our stockholders elected the following persons as Class I directors to hold office until the annual meeting of stockholders to be held in 2010 and their respective successors have been duly elected and qualified.

Nominee for Class I Director	For	Withhold

Douglas C. Allred	152,960,864	28,469,643
Betsy J. Bernard	153,017,163	28,413,344
Spencer C. Fleischer	179,134,849	2,295,658

(2)	Ratification of Appointment of Ernst & Young LLP. Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007.

For	Against	Abstain

178,240,625	567,529	2,622,353

Executive Officers of the Registrant

Information about our executive officers as of February 1, 2008, is provided below.

Judy A. Ethell, 49, has been Chief Financial Officer since October 2006 and Executive Vice President — Finance and Chief Accounting Officer since July 2005. Previously, she held various positions with PricewaterhouseCoopers LLP between 1982 and 2005. From 2003 to 2005, Ms. Ethell was a Partner and Tax Site Leader of PricewaterhouseCoopers LLP, where her duties included managing client service, human resources, marketing, and management of the St. Louis, Missouri Tax office. From 2001 to 2003, Ms. Ethell was a National Tour Partner (Tax) of PricewaterhouseCoopers LLP.

F. Edwin Harbach, 54, has been Chief Executive Officer and a member of our Board since December 2007. Mr. Harbach has also served as our President and Chief Operating Officer from January 2007 to December 2007. From 1976 until his retirement in 2004, Mr. Harbach held various positions with and served in leadership roles at Accenture Ltd, a global management consulting, technology services and outsourcing company, including Chief Information Officer, Managing Partner of Japan and Managing Director of Quality and Client Satisfaction.

Laurent C. Lutz, 47, has been General Counsel and Secretary since March 2006. From 1999 to 2006, Mr. Lutz was Assistant General Counsel, Corporate Finance and Securities, of Accenture Ltd, a global management consulting, technology services and outsourcing company.

The term of office of each officer continues until the election and qualification of a successor, or otherwise in the discretion of the Board.

There is no arrangement or understanding between any of the above-listed officers and any other person pursuant to which any such officer was elected as an officer.

None of the above-listed officers has any family relationship with any director or other executive officer. See Item 13, “Certain Relationships and Related Transactions, and Director Independence — Related Transactions — Judy Ethell/Robert Glatz,” for information about Ms. Ethell’s relationship with Robert Glatz, a former managing director and former member of our management team.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the trading symbol “BE.”

The following table sets forth the high and low sales prices for our common stock as reported on the NYSE for the quarterly periods indicated.

Price Range of Common Stock

	Price Range of
	Common Stock
	High	Low

2007
Fourth Quarter	5.19	2.45
Third Quarter	7.64	3.83
Second Quarter	8.00	6.90
First Quarter	8.56	7.33
2006
Fourth Quarter	8.89	7.44
Third Quarter	9.00	7.36
Second Quarter	9.59	7.55
First Quarter	9.16	7.77

Holders

At December 31, 2007, we had approximately 838 stockholders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock for at least the next 12 months. We intend to retain all of our earnings, if any, for general corporate purposes, and, if appropriate, to finance the expansion of our business. Our 2007 Credit Facility contains limitations on our payment of dividends. Our future dividend policy will also depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Equity Compensation Plan Information

Equity Compensation Plan Information
(as of December 31, 2007)

				Number of securities
				remaining available
	Number of securities		Weighted-average	for future issuance
	to be issued upon		exercise price of	under equity
	exercise of		outstanding	compensation plans
	outstanding options,		options, warrants	(excluding securities
Plan Category	warrants and rights		and rights	reflected in column (a))

Equity Compensation Plans Approved by Security Holders	58,494,576		$11.30	46,246,324	(1)(2)
Equity Compensation Plans Not Approved by Security Holders	1,950,825	(3)	$7.55	—

Total	60,445,401		$11.17	46,246,324

(1)	Includes 22,098,610 shares of common stock available for grants of stock options, restricted stock, stock appreciation rights and other stock-based awards under our Amended and Restated 2000 Long-Term Incentive Plan (the “LTIP”) and 24,147,714 shares of common stock available for issuance under our Amended and Restated Employee Stock Purchase Plan (the “ESPP”).

(2)	Under the LTIP, the number of shares of common stock authorized for grants or awards is 92,179,333. Under the ESPP, the number of shares of our common stock available for purchase is 3,766,096 shares, plus an annual increase on the first day of each of our fiscal years beginning on July 1, 2001 and ending on June 30, 2026 equal to the lesser of (i) 30 million shares, (ii) three percent of the shares outstanding on the last day of the immediately preceding fiscal year or (iii) a lesser number of shares as determined by our Board or the Compensation Committee of the Board.

(3)	Consists of 888,325 outstanding RSUs held by Mr. Harbach; and 1,000,000 outstanding options and 62,500 outstanding RSUs held by Mr. You, all of which were non-LTIP grants.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of shares of common stock of the Company in 2007:

Approximate
Dollar Value of
				Total Number of	Shares that May
				Shares Purchased	Yet Be Purchased
				as Part of	Under Publicly
				Publicly	Announced Plans
	Total Number of		Average Price	Announced Plans	or Programs
Period	Shares Purchased		per Share	or Programs(1)	($ in millions)(1)

December 1, 2007— December 31, 2007	624,482	(2)	$2.59	—	$64.3

(1)	In July 2001, our Board authorized us to repurchase up to $100.0 million of our common stock. Any shares so repurchased are held as treasury shares. During 2007, there were no open market purchases by the Company of our common stock.
(2)	In December 2007, as permitted under the LTIP, we acquired an aggregate of 624,482 shares of our common stock for an aggregate price of $1.6 million in connection with share withholding for payroll tax obligations due from employees and former employees for the issuance of shares of common stock upon settlement of RSUs.

COMPARATIVE STOCK PERFORMANCE

Our Peer Group (the “Peer Group”) consists of Accenture Ltd, Computer Sciences Corporation, Electronic Data Systems Corporation and Cap Gemini SA. We believe that the members of the Peer Group are most comparable to us in terms of client base, service offerings and size.

The following graph compares the total stockholder return on our common stock from 2003 through 2007 with the total return on the Standard & Poor’s (“S&P”) 500 Index and the Peer Group. The graph assumes that $100 is invested initially and all dividends are reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

Our selected financial data is derived from our audited Consolidated Financial Statements and related Notes included elsewhere in this report as of and for the years ended December 31, 2007, 2006 and 2005. The selected data as of and for the year ended December 31, 2004, as of and for the six months ended December 31, 2003, and as of and for the year ended June 30, 2003, are also derived from audited financial statements. Through June 30, 2003, our fiscal year ended on June 30. In February 2004, our Board approved a change in our fiscal year-end to a twelve-month period ending December 31. As a requirement of this change, the results for the six-month period from July 1, 2003 to December 31, 2003 were reported as a six-month transition period. Selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the Consolidated Financial Statements and the related Notes included herein.

Statements of Operations

					Six Months
	Year Ended				Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	June 30,
	2007	2006	2005	2004	2003	2003
	(in thousands, except per share amounts)

Revenue	$3,455,562	$3,444,003	$3,388,900	$3,375,782	$1,522,503	$3,157,898

Costs of service:
Costs of service(1)	2,966,168	2,863,856	3,001,327	2,816,559	1,221,249	2,436,864
Lease and facilities restructuring charge	20,869	29,621	29,581	11,699	61,436	17,283

Total costs of service	2,987,037	2,893,477	3,030,908	2,828,258	1,282,685	2,454,147
Gross profit	468,525	550,526	357,992	547,524	239,818	703,751
Amortization of purchased intangible assets	—	1,545	2,266	3,457	10,212	45,127
Goodwill impairment charge(2)	—	—	166,415	397,065	127,326	—
Selling, general and administrative expenses(1)	701,317	748,250	750,867	641,176	272,250	550,098

Operating (loss) income	(232,792)	(199,269)	(561,556)	(494,174)	(169,970)	108,526
Insurance settlement	—	38,000	—	—	—	—
Interest / other expense, net(3)	(57,698)	(19,774)	(37,966)	(17,644)	(1,773)	(10,493)
Loss on early extinguishment of debt	—	—	—	(22,617)	—	—

(Loss) income before taxes	(290,490)	(181,043)	(599,522)	(534,435)	(171,743)	98,033
Income tax expense(4)	72,233	32,397	122,121	11,791	4,872	65,342

Net (loss) income applicable to common stockholders(5)	(362,723)	(213,440)	(721,643)	(546,226)	(176,615)	32,691

(Loss) earnings per share — basic and diluted:
Net (loss) income applicable to common stockholders	$(1.68)	$(1.01)	$(3.59)	$(2.77)	$(0.91)	$0.18

Balance Sheet Data

	December 31,	December 31,	December 31,	December 31,	December 31,	June 30,
	2007	2006	2005	2004	2003	2003
	(in thousands)

Cash, cash equivalents, and restricted cash(6)	$468,518	$392,668	$376,587	$265,863	$122,475	$121,790
Total assets	1,981,404	1,939,240	1,972,426	2,182,707	2,211,613	2,150,210
Long-term liabilities(7)	1,538,801	1,078,930	976,501	648,565	408,324	375,991
Total debt	974,643	671,850	674,760	423,226	248,228	277,176
Total liabilities(7)	2,450,693	2,116,541	2,017,998	1,558,009	1,141,618	1,006,990
Total stockholders’ (deficit) equity(7)	(469,289)	(177,301)	(45,572)	624,698	1,069,995	1,143,220

(1)	During the year ended December 31, 2007, an adjustment of $7.6 million was recorded, comprised of $2.5 million within costs of service and $5.1 million within selling, general and administrative expenses, to true up the stock-based compensation expense calculated with an estimated forfeiture rate and capture the impact of unanticipated forfeitures that occurred in the fourth quarter of 2007.

(2)	During the years ended December 31, 2005 and 2004 and the six months ended December 31, 2003, we recorded goodwill impairment charges of $166.4 million, $397.1 million and $127.3 million, respectively. For additional information regarding these goodwill impairment charges and international acquisitions, see Note 5, “Business Acquisitions, Goodwill and Other Intangible Assets,” of the Notes to Consolidated Financial Statements.

(3)	During the year ended December 31, 2004, we recorded a change in accounting principle resulting in a charge of $0.5 million related to the elimination of a one-month lag in reporting for certain Asia Pacific subsidiaries, as well as a subsidiary within the EMEA region. While the elimination of the one-month lag is considered a change in accounting principle, the effect of the change is included in other income (expense) due to the immateriality of the change in relation to consolidated net loss.

(4)	During the year ended December 31, 2005, we recorded a valuation allowance of $55.3 million, primarily against our U.S. deferred tax assets to reflect our conclusion that it is more likely than not that these tax benefits would not be realized. For additional information, see Note 14, “Income Taxes,” of the Notes to Consolidated Financial Statements.

(5)	During the fourth quarter of 2006, the one-month reporting lag in the remaining EMEA entities was eliminated. The elimination of one month of activity increased our 2006 consolidated net loss for the year ended December 31, 2006 by $1.2 million.

(6)	Restricted cash amounts at December 31, 2007, 2006, 2005 and 2004 were $1.7 million, $3.1 million, $121.2 million and $21.1 million, respectively. As of December 31, 2003 and June 30, 2003, there was no restricted cash.

(7)	During the year ended December 31, 2007, we recognized an increase of approximately $119.8 million in liability for unrecognized tax benefits, which was reflected as an increase to the January 1, 2007 balance of accumulated deficit as a result of adopting the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.”

Overview

We want to be recognized as the world leader in management and technology consulting, admired for our passion and respected for our ability to solve our clients’ most important challenges. We provide strategic consulting applications services, technology solutions and managed services to government organizations, Global 2000 companies and medium-sized businesses in the United States and internationally. In North America, we provide consulting services through our Public Services, Commercial Services and Financial Services industry groups in which we focus significant industry-specific knowledge and service offerings to our clients. Outside of North America, we are organized on a geographic basis, with operations in EMEA, the Asia Pacific region and Latin America.

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

As economic uncertainties increase, clients’ interests in business and technology consulting historically have turned more to improving existing processes and reducing costs rather than investing in new innovations. Demand for our services, as evidenced by new contract bookings, also does not uniformly follow changes in economic cycles. Consequently, we may experience rapid decreases in new contract bookings at the onset of significant economic downturns while the benefits of economic recovery may take longer to realize. Mindful of this phenomenon and the potential for increasing economic uncertainty in 2008, our business plan places significant emphasis on continuing our cost reduction and consolidation efforts, monitoring our utilization rates, and making conservative estimates of minimal to no revenue growth in 2008. In terms of achieving our performance goals for 2008, we believe that the historic resiliency of our Public Services business to economic downturns, as well as the level of new bookings obtained in 2007, will aid us in achieving our business goals. Nonetheless, most bookings are subject to cancellation on short notice and we may be unable to rapidly and effectively adjust our cost structure if we experience significant cancellations or deferrals of work.

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

Our gross profit consists of revenue less our costs of service. The primary components of our costs of service include professional compensation and other direct contract expenses. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including bonuses, the vesting of various stock awards, tax equalization for employees on foreign and long-term domestic assignments and costs associated with reductions in workforce). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software, and costs of subcontractors. If we are unable to adequately control or estimate these costs, or properly anticipate the sizes of our client service and support staff, our profitability will suffer.

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

•	Bookings. We believe that information regarding our new contract bookings provides useful trend information regarding how the volume of our new business changes over time. Comparing the amount of new contract bookings and revenue provides us with an additional measure of the short-term sustainability of revenue growth. Information regarding our new bookings should not be compared to, or substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations. These amounts represent our estimate at contract signing of the net revenue expected over the term of that contract and involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported; however, we do not revise previously reported bookings. Bookings do not include potential revenue that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under contracts that are subject to client discretion. We do not record unfunded U.S. Federal contracts as new contract bookings while appropriation approvals remain pending, as there can be no assurances that these approvals will be forthcoming in the near future, if at all. Consequently, there can be significant differences between the time of contract signing and new contract booking recognition. Our level of bookings provides an indication of how our business is performing: a positive variance between bookings and revenue is indicative of business momentum, a negative variance is indicative of a business downturn. Nonetheless, we do not characterize our bookings, or our engagement contracts associated with new bookings, as backlog because our engagements generally can be cancelled or terminated on short notice or without notice.

•	Revenue Growth. Unlike bookings, which provide only a general sense of future expectations, period-over-period comparisons of revenue provide a meaningful depiction of how successful we have been in growing our business over time.

We believe that it is also useful to monitor net revenue, as well as revenue growth. Net revenue represents the actual amount paid by our clients for the services we provide, as opposed to services provided by others and ancillary costs and expenses. Net revenue is a non-GAAP financial measure. The most directly comparable financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”) is revenue. Net revenue is derived by reducing the components of revenue that consist of other direct contract expenses, which are costs that are directly attributable to client engagements. These costs include items such as computer hardware and software, travel expenses for professional personnel and costs associated with subcontractors.

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control our costs of service. Analysis of the various cost elements, including professional compensation expense, effects of foreign exchange rate changes and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in our business. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs. We also utilize certain adjusted gross margin metrics in connection with the vesting and settlement of certain employee incentive awards. For a discussion of these metrics, see Item 11, “Executive Compensation — Compensation Discussion and Analysis.”

We also monitor “contribution margin” to better review the profitability of our respective operating segments. Contribution margin is a non-GAAP financial measure. The most directly comparable financial measure in accordance with GAAP is gross margin. Contribution margin is calculated by subtracting, from net revenue, professional compensation, other costs of service, SG&A and certain other allocations, and then dividing by net revenue.

•	Utilization. Utilization represents the percentage of time our consultants are performing work, and is defined as total hours charged to client engagements or to non-chargeable client-relationship projects divided by total available hours for any specific time period, net of holiday and paid vacation hours.

•	Days Sales Outstanding (“DSO”). DSO is an operational metric that approximates the amount of earned revenue that remains unpaid by clients at a given time. DSOs are derived by dividing the sum of our outstanding accounts receivable and unbilled revenue, less deferred revenue, by our average net revenue per day. “Average net revenue per day” is determined by dividing total net revenue for the most recently ended trailing twelve-month period by 365.

•	Free Cash Flow. Free cash flow is calculated by subtracting purchases of property and equipment from cash provided by operating activities. We believe free cash flow is a useful measure because it allows better understanding and assessment of our ability to meet debt service requirements and the amount of recurring cash generated from operation after expenditures for fixed assets. Free cash flow does not represent our residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt. We use free cash flow as a measure of recurring operating cash flow. Free cash flow is a non-GAAP financial measure. The most directly comparable financial measure calculated in accordance with GAAP is net cash provided by operating activities.

•	Attrition. Attrition, or voluntary total employee turnover, is calculated by dividing the number of our employees who have chosen to leave the Company within a certain period by the total average number of all employees during that same period. Our attrition statistic covers all of our employees, which we believe provides metrics that are more compatible with, and comparable to, those of our competitors.

Readers should understand that each of the performance indicators identified above are utilized by many companies in our industry and by those who follow our industry. There are no uniform standards or requirements for computing these performance indicators, and, consequently, our computations of these amounts may not be comparable to those of our competitors.

2007 Highlights

We are not pleased with our overall performance in 2007. While we made great strides in 2007 toward our goals of becoming timely in the filing of our SEC periodic reports and significantly reducing our SG&A expenses, we realized a net loss of $362.7 million, as compared to a net loss of $213.4 million for 2006. We also exceeded our year-end cash balance target for 2007, ending the year with cash and cash equivalents of $468.5 million.

For the fourth quarter of fiscal 2007, we realized a net loss of $169.0 million, which was significantly above the average of our net losses incurred in the first three quarters of fiscal 2007. Proactive management actions taken in the fourth quarter and intended to drive further cost savings in 2008 contributed significantly to the magnitude of this loss. These fourth quarter management actions included, among other things, lease and facilities restructuring costs of $20.6 million and additional severance costs of $14.4 million. Also contributing to the fourth-quarter loss was $58.8 million in contract write-downs and loss accruals, a notable net year-over-year increase over the fourth quarter of fiscal 2006. Notwithstanding these fourth-quarter increases, total contract write-downs and loss accruals for the full fiscal year continued to show improvement, as compared to contract write-downs and loss accruals for 2006 and 2005.

Of particular note in 2007 are the following:

•	New contract bookings for 2007 were $2,864.9 million, a decrease from new contract bookings of $3,130.0 million for 2006. Increases in new contract bookings in our EMEA and Asia Pacific regions were more than offset by significant declines in new contract bookings in our other operating segments. Year-over-year decreases in Public Services bookings for 2007 of slightly more than ten percent were substantially attributable to the signing of several exceptionally large, multi-year bookings in our SLED sector in early 2006.

•	Our revenue for 2007 was $3,455.6 million, representing an increase of $11.6 million, or 0.3%, over 2006 revenue of $3,444.0 million. Revenue increases in Public Services, EMEA, Latin America and Asia Pacific exceeded revenue declines in Financial Services and Commercial Services. In analyzing year-over-year revenue growth for 2007, consideration should also be given to the effect in fiscal 2006 of two previously disclosed settlements within the telecommunications industry and the recognition of certain previously deferred revenue, the net combined effect of which negatively impacted our revenue in 2006.

•	Our gross profit for 2007 was $468.5 million, compared to $550.5 million for 2006. Gross profit as a percentage of revenue decreased to 13.6% during 2007 from 16.0% during 2006. Revenue improvements and significant decreases in other direct contract expenses were more than offset by increases in professional compensation expense, with the most significant portion of these increases attributable to expenses associated with salaries and benefits and stock-based compensation.

•	During 2006 and 2007, we worked with Hawaiian Telcom Communications, Inc., a telecommunications industry client (“HT”), to resolve issues relating to our delivery of services for the design, build and operation of various information technology systems. In 2006 and 2005, we accrued losses of $28.2 million and $111.7 million, respectively, under our Contract with HT (the “HT Contract”). On February 8, 2007, we entered into a Settlement Agreement and Transition Agreement with HT. Pursuant to the Settlement Agreement, we paid $52 million, $38 million of which was paid by certain of our insurers, and we waived approximately $29.6 million of invoices and other amounts otherwise payable by HT to us. Due to the timing of the Settlement Agreement being reached prior to the filing of our 2006 financial statements, the amounts paid by the insurers and the invoices that were waived were reflected in our financial statements as of December 31, 2006, although the $38 million payment was made subsequent to December 31, 2006. In addition, the Transition Agreement governed our transitioning of the remaining work under the HT Contract to a successor provider, which has been completed. In 2006 and 2005, we incurred losses of $28.2 million and $111.7 million, respectively, under the HT Contract.

•	On June 18, 2007, we entered into a settlement with a telecommunications industry client resolving the client’s claims under a client-initiated “audit” of certain of our time and expense charges relating to an engagement that closed in 2003. In connection with the settlement, we will make six equal annual payments to the client for an aggregate amount of $24 million, the first payment of which was made on the signing date in return for a full release of the client’s claim and the opportunity to perform services for this client in the future.

•	On May 22, 2007, we settled certain disputes with KPMG that had arisen between our companies related to a transition services agreement executed in 2001. KPMG had asserted that we were liable to it for approximately $31 million under the agreement for certain technology service termination costs. While neither company admitted any liability under these claims, these claims were mutually released. In addition, we agreed to amend a number of real estate subleases between KPMG and BearingPoint, and to consent to the further subletting of others. The settlement also included cash payments by us to KPMG of an aggregate of $5 million over a three-year time frame.

•	We incurred SG&A expenses of $701.3 million in 2007, representing a decrease of $46.9 million, or 6.3%, from SG&A expenses of $748.3 million in 2006. The decrease was primarily due to reduced costs, including subcontracted labor, directly related to the closing of our financial statements, as well as savings from the reduction in the size of our sales force. Partially offsetting these savings was increased compensation expense for additional SG&A personnel, additional recruiting costs incurred, and stock-based compensation expense related to RSUs and PSUs. During 2007, we incurred external costs of approximately $83.5 million related to the preparation of our financial statements, our auditors’ review and audit of our financial statements and the testing of internal controls, compared with approximately $128.2 million for 2006.

•	During 2007, we implemented numerous new controls in our efforts toward remediating our material weaknesses in internal control over financial reporting. While some material weaknesses remain (see Item 9A of this Annual Report), senior management continues its focus on the full remediation of material weaknesses and continues our goal of building a strong internal control environment. We currently expect our remaining material weaknesses to be fully remediated in 2008.

•	In 2007, we realized a net loss of $362.7 million, or a loss of $1.68 per share, representing an increase of $149.3 million over a net loss of $213.4 million, or a loss of $1.01 per share, in 2006. This change in net loss was primarily attributable to:

•	A decrease in gross profit of $82.0 million;

•	An increase in interest expense of $24.0 million due to interest attributable to our 2007 Credit Facility and the acceleration of debt issuance costs resulting from the termination of the 2005 Credit Facility; and

•	An increase in income tax expense of $39.8 million.

Contributing to the net loss for 2007 were $60.1 million of bonus expense (which includes, among other things, $6.3 million related to 2006 performance bonuses, $10.6 million related to performance cash awards made in 2007 (described below) and $30.3 million expected to be paid in 2008 for 2007 performance), $97.1 million of non-cash compensation expense related to the vesting of stock-based awards, $20.9 million of lease and facilities restructuring charges, and the previously mentioned $83.5 million in external costs related to the preparation of our financial statements, our auditors’ review and audit of our financial statements and the testing of internal controls.

•	Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 supersedes Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and changes the standard of recognition that a tax contingency is required to meet before being recognized in the financial statements. Upon adoption of FIN 48 and after examining our existing tax contingencies under the standards of FIN 48, we recognized an increase of approximately $119.8 million in our long-term liability for unrecognized tax benefits, which was reflected as an increase to the January 1, 2007 balance of accumulated deficit.

Final determination of a significant portion of the Company’s tax liabilities that will effectively be settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service. We are actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If we are successful in mitigating these liabilities, in whole or in part, the majority of the impact will be recorded as an adjustment to income tax expense in the period of settlement.

•	Utilization for 2007 was 77.2%, compared with 76.2% in 2006.

•	As of December 31, 2007, our DSOs stood at 77 days, representing a decrease of 5 days, or 6.1%, from our DSOs at December 31, 2006.

•	Free cash flow for 2007 and 2006 was ($231.5) million and $8.1 million, respectively. Net cash (used in) provided by operating activities in 2007 and 2006 was ($194.2) million and $58.7 million, respectively. Purchases of property and equipment in 2007 and 2006 were $37.3 million and $50.6 million, respectively. The decrease in free cash flow for 2007 was primarily attributable to an increase in net loss, net of non-cash items, the timing of payment of significant amounts of our accounts payable and, to a lesser degree, increases to our combined accounts receivable and unbilled revenue, despite a decrease in DSOs in 2007.

•	In 2007 we adopted a new Standards of Business Conduct based on best industry practices (to replace our prior Code of Business Conduct and Ethics) and created a Compliance Committee comprised of members of our senior management whose focus is to properly organize and allocate the necessary resources to address broader, Company-wide compliance efforts.

•	In 2007, we hired Rick Martino as our Executive Vice President, Human Resources. In December 2007, F. Edwin Harbach was promoted to Chief Executive Officer from President and Chief Operating Officer.

•	During 2007, we spent approximately $25.3 million in connection with the implementation of our new North American financial reporting system. We finalized decisions regarding the design of, and obtained licenses for the components needed to substantially replace, our existing North American financial reporting systems. This implementation is ongoing, with a number of milestones, such as system integration review, system build review and user test acceptance left to complete. For additional information regarding the implementation of our North American financial reporting systems, see “— Principal Business Priorities for 2008 and Beyond — Drive Operational Excellence.”

•	As of December 31, 2007, we had approximately 17,100 full-time employees, including approximately 14,400 consulting professionals, which represented a decrease in billable headcount of approximately 5.9% from full-time employees and consulting professionals at December 31, 2006 of 17,500 and 15,300, respectively.

•	Our voluntary, annualized attrition rate for 2007 was 24.7%, compared to 25.6% for 2006. The highly competitive industry in which we operate and our financial condition continue to make it particularly critical and challenging for us to attract and retain experienced personnel.

•	In early 2007, we granted approximately 22.4 million PSUs to our highest-performing managing directors and senior managers. The PSUs were issued as single, three-year cliff vesting awards rather than several, smaller, periodic awards, primarily to promote the longer retention of our employees. As of December 31, 2007, approximately 18.2 million PSUs were outstanding. For additional information about the PSUs, see — “Principal Business Priorities for 2008 and Beyond — Attract, Develop and Retain a World-Class Employee Base.”

•	In early 2007, we granted performance cash awards providing for the payment of up to $50 million to a group of our managing directors and other high-performing senior-level employees, including our executive officers (the “Performance Cash Awards”). Generally, 50% of these awards may be earned on December 31 in each of 2007 and 2008, subject to the achievement of the same consolidated business unit contribution target required under the PSUs. If the Performance Cash Awards are not earned in 2007 and 2008, the awards may still be fully earned if compounded average annual growth for the three-year period ended December 31, 2009 is achieved. Amounts earned will be paid by March 31, 2010 or, if the determination of whether amounts have been earned cannot be made by March 31, within 30 days of the determination date. We did not meet the consolidated business unit contribution target for 2007. For additional information regarding consolidated business unit contribution, see Item 11, “Executive Compensation — Compensation Discussion and Analysis.”

•	For 2006 and 2007, our Managing Director Compensation Plan (the “MD Compensation Plan”) was not fully activated because we were not current in the filing of our SEC periodic reports. Even though the target levels of profitability under the MD Compensation Plan were not achieved in either year, we decided to pay performance-based cash bonuses for retention purposes and because we were able to sustain our underlying operations and our core business continued to perform, despite the issues we continue to face with respect to our financial accounting systems and efforts to become timely in our SEC periodic reports. In 2007, we paid performance-based cash bonuses totaling approximately $50 million ($33 million to staff, $17 million to managing directors), based on 2006 performance. In addition, we have accrued performance-based cash bonuses totaling approximately $30 million ($15 million to staff, $15 million to managing directors), to be paid in 2008.

•	In 2007, upon the recommendation of our Chief Executive Officer, the Compensation Committee of our Board agreed, for 2008, not to activate the provision of our MD Compensation Plan that provides for 20% of a managing director’s salary to be paid two fiscal quarters after the compensation has been earned, as determined by the Company’s performance. We expect to review the plan this year, in order to revisit whether it is still properly aligned with our current business and employee retention objectives.

•	During 2007, we continued our partnership with Yale University to create the BearingPoint Leadership Program at Yale School of Management, an innovative education and training program focusing on career and leadership development for our employees. In 2007, approximately 1,500 employees participated in the Yale program, and we currently estimate approximately 2,000 will participate in 2008. Participants are taught a curriculum jointly developed by a faculty composed of both Yale professors and BearingPoint specialists, including a consulting skills workshop for experienced professionals and management skills training for newly hired or promoted managers and managing directors.

•	In April 2007, the U.S. Defense Contract Audit Agency (“DCAA”) issued a report on its audit of our financial capability, which concluded that our financial condition is acceptable for performing government contracts. The DCAA examined our financial condition and capability to determine if we have adequate financial resources to perform government contracts in the current and near-term (up to one year).

•	On February 6, 2007, Standard & Poor’s withdrew our senior unsecured rating of B- and our subordinated debt rating of CCC+ and removed them from CreditWatch. Separately, on December 7, 2007, Moody’s confirmed our B2 corporate family rating, assigned us a negative rating outlook and downgraded the ratings of our Series A Debentures and Series B Debentures to Caa1 from B3.

•	In early 2007, we launched a new brand strategy and messaging platform to more aggressively increase awareness of BearingPoint as a leading global management and technology company. This included an internal launch of our branding campaign to our employees to help improve communication, increase employee morale and retention, and equip employees with enhanced sales and marketing materials to be more successful in the marketplace. In connection with our new brand strategy, we initiated a fully integrated marketing program featuring our re-designed Internet site, print and online advertising, events, sponsorships, thought leadership, public relations and client references.

•	In 2007, we received a number of high-profile awards and industry recognition, providing independent, third-party acknowledgement of our significant company achievements and capabilities. These accolades included:

•	Named “Worldwide Systems Integrator of the Year” by FileNet.

•	Designated 2007 “Global Systems Integrator of the Year” by Cognos.

•	Won SAP Pinnacle Award for Thought Leadership in Enterprise Service-Oriented Architecture.

•	Called a leader in Risk Consulting Services by Forrester.

•	Listed among leading companies in the InformationWeek 500.

•	Named as one of the “Top 10 Most Trusted Management Consulting Firms” in China by the China Enterprise Confederation.

•	Effective as of October 22, 2007, our Board approved an amendment to our existing shareholder rights agreement. As amended, a shareholder’s right under the agreement to acquire additional shares of stock will not trigger unless (a) a shareholder who is a “passive investor” acquires 20% or more of our common stock or (b) a shareholder who is not a “passive investor” acquires 15% or more of our common stock. Prior to the amendment, these rights were triggered upon a shareholder acquiring 15% or more of our common stock in all instances.

Principal Business Priorities for 2008 and Beyond

For 2008, our principal business priorities are to: (1) leverage opportunities across our global footprint; (2) attract, develop and retain a world-class employee base; and (3) strive for operational excellence and profitability. Management’s current and planned initiatives to achieve these priorities are set forth below.

Leverage Opportunities Across our Global Footprint. We must strengthen our global delivery model to create greater opportunities and scale our offerings and solutions that offer the greatest opportunities for growth and profitability. We believe that operating globally will help us better serve our clients’ needs, provide us with an advantage over regional competitors and allow us to maintain a diverse portfolio that can help to sustain our business during economic downturns.

•	Leverage our Global Delivery Model. We remain committed to our global delivery model, and we will continue to deliver consistent, sustainable solutions to our clients worldwide, while maintaining world class on-shore and off-shore capabilities to meet the ever changing needs of our clients. This includes: optimizing our global operating model and delivery capabilities; leveraging our strong Public Services franchise globally; and building market awareness under one global brand.

•	Maintain Focus on Key Clients, Marketing and Offerings. We will continue to selectively target and focus on clients, markets and offerings that we believe will offer the greatest growth, profitability and opportunity. We will strategically leverage our industry and solution expertise along with our business partners and other core channels to market to effectively deliver our capabilities in these areas.

•	Differentiate through our Solutions. We will continue to target and invest in higher-margin, higher-growth solutions that are relevant to our clients’ needs and that we can provide in a compelling, differentiated manner. In 2008, we will invest in a profitable portfolio of solutions, continue to target segments, geographies and accounts where we can grow, lead and be profitable, and focus upon translating our intellectual property and industry experience into innovative solutions to key client needs.

Attract, Develop and Retain a World-Class Employee Base. As a professional services company, our employees are the cornerstone of our success. We must attract, develop and retain world-class talent. Under the leadership of our new Executive Vice President, Human Resources, our goal is to build a world-class human resources function that will help us hire and retain our employees and provide outstanding training and career opportunities for our people. Our initiatives for 2008 include:

•	Reduce Employee Attrition. We continue in our efforts to reduce attrition by raising our levels of employee ownership to align the interests of our employees with those of our shareholders, providing improved training opportunities, and seeking to better understand and manage employee career expectations. We experienced additional improvement in our voluntary employee attrition rate during the fourth quarter of 2007, in comparison to the third quarter of 2007. We are optimistic that becoming timely in our financial and SEC periodic reporting and again being able to focus singularly on our business strategy will continue to improve our attrition rates.

•	Promote a “Pay for Performance” Culture. We believe that providing a “pay for performance” culture that is communicated both clearly and consistently to our employees will enhance their understanding of how to succeed within our company. In 2008, we will strive to bring more clarity and consistency to our bonus and equity programs to effectively provide proper incentives to motivate and reward our employees for their contributions to the success of our business.

•	Increase Employee Share Ownership. During the fourth quarter of 2007, we became current in the filing of our SEC periodic reports, and were able to sell shares to our employees under our ESPP. We expect to continue to provide our employees with regular opportunities to acquire greater ownership in our company through the ESPP.

•	Enhance Employee Training. We plan to enhance career development and training at all levels, including the expansion of our Yale program, which has been highly successful in training our employees, increasing employee satisfaction and reducing attrition for those who attend the program.

•	Monitor Employee Satisfaction. As part of our efforts to maintain a culture consistent with our values, we will monitor employee satisfaction through regular surveys and hold our leaders accountable for improving the results of these surveys and for taking appropriate actions to address concerns and issues raised.

•	Enhance our Equity Award Structure. In early 2007, we granted approximately 22.4 million PSUs to our highest-performing managing directors and senior managers. The PSUs were issued as single, three-year cliff vesting awards rather than several, smaller, periodic awards, primarily to promote the longer retention of our employees. As of December 31, 2007, approximately 18.2 million PSUs were outstanding.

Due to the complexity and uncertainty involved in determining the likelihood of vesting of the PSUs, as well as the extended timeframe for vesting and settlement, we have some concerns that the PSUs may not significantly incent our employees to remain with the Company. As long as these PSUs continue to remain outstanding, our ability to take any other retentive actions by issuing additional equity to our employees remains limited.

We believe that providing equity to our employees is a key element of our incentive compensation, to properly motivate performance, increase their ownership in our business and align their interests with those of our shareholders. As a result, in 2008 we are currently re-evaluating the efficacy of the PSUs as a compensation tool and our ability to consider alternatives to the PSUs that will have clearer retentive value for our employees. Regardless of how we address the existing component of our employees’ compensation, we currently do not intend to seek approval from our shareholders for any further increase to our share capacity under the LTIP prior to 2009.

Drive Operational Excellence. In order to achieve our business goals, we must take actions that will increase revenue, manage our costs of service and reduce our infrastructure costs. In 2008, we will focus on the following:

•	Drive Higher Operating Margins. We will strive to achieve higher operating margins by targeting revenue growth in strategic markets and through differentiated solutions, managing our costs of service by monitoring our utilization rates, broadening our “people pyramid” and enhancing our mix of off-shore and on-shore service delivery, and continuing to achieve infrastructure cost reductions through 2008.

•	Generate a Culture of Accountability. We must strive to drive higher operating margins through operational excellence and financial discipline. We will monitor the metrics that we believe are critical to driving profitability and positive cash flow, and we will hold our employees accountable for their performance. To further a culture of accountability, each of our operating segments will be measured according to key performance indicators of their respective business operations. For information on these key performance indicators, see “— Overview — Key Performance Indicators.”

•	Replace Our North American Financial Reporting Systems. We are currently in the process of replacing our North American financial reporting systems. To date, we are on schedule and have completed various assessments of our new North American financial system. In early 2008, we anticipate completing the steps necessary to start systems integration testing, such as mock data conversion, increasing involvement by our operating segments, and the development of various reports, interfaces and enhancements. Other major milestones to be completed include: systems integration review, system build review and user test acceptance.

•	Strengthen our Balance Sheet. In 2008, we will continue to seek improvements in our quarterly DSO balances and to increase our operational focus on improving operating margins. We are currently undertaking an extensive review of our current capital structure and considering our alternatives for optimizing the debt and equity components of that structure. In April 2009, holders of our April 2005 Convertible Debentures will have the right to demand payment of the principal of their debentures. We believe that achieving our 2008 operational and financial plans will permit us to honor these obligations by making payments out of our cash balances. Being able to repay these debentures with cash generated from our operations would represent not only a significant de-leveraging of our balance sheet but also a positive affirmation that our core business remains solid and capable of operating profitably.

•	Remain Timely in our Financial and SEC Periodic Reporting. With the filing of this Annual Report, we have become timely in the filing of our SEC periodic reports for the first time since 2005. We have not yet, however, demonstrated our ability to consistently file our SEC periodic reports on a timely basis. While we believe we have made significant improvements in our periodic financial closing process, we will not be able to fully minimize the amount of time required to conduct our periodic financial closing process until we have remediated the material weaknesses in our internal control over financial reporting and fully transitioned to our new North American financial reporting system. Based on our management team’s most recent review, we currently expect that all steps necessary to remediate our remaining material weaknesses related to revenue recognition, accounts payable disclosures and our Asia Pacific financial statement close and reporting process will be completed during 2008. Full remediation can only be achieved, however, after appropriate internal assessment, including testing and auditing procedures have been completed. As a result, the exact date of full remediation of each material weakness remains subject to change. Until that time, we will continue to maintain our focus on shortening our financial closing process and enhancing our controls in order to remain timely in the filing of our SEC periodic reports.

In 2008, we must demonstrate our ability to consistently file our SEC periodic reports on a timely basis. If we are not timely in filing our periodic reports on or after October 31, 2008, an event of default could be declared by our lenders under our senior secured credit facility, which may result in the lenders declaring our outstanding loans due and payable in whole or in part, and potentially resulting in a cross-default to one or more series of our convertible debentures.

Segments

Our reportable segments for 2007 consist of our three North America Industry Groups (Public Services, Commercial Services and Financial Services), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Revenue and gross profit information about our segments are presented below, starting with each of our industry groups and then with each of our three international regions (in order of size).

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue. Our revenue for 2007 was $3,455.6 million, an increase of $11.6 million, or 0.3%, over 2006 revenue of $3,444.0 million. The following tables present certain revenue information and performance metrics for each of our reportable segments during 2007 and 2006. Amounts are in thousands, except percentages. For additional geographical revenue information, please see Note 18, “Segment Information,” of the Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2007	2006	$ Change	% Change

Revenue
Public Services	$1,432,645	$1,339,358	$93,287	7.0%
Commercial Services	509,789	554,806	(45,017)	(8.1)%
Financial Services	264,198	399,331	(135,133)	(33.8)%
EMEA	791,298	703,083	88,215	12.5%
Asia Pacific	362,715	360,001	2,714	0.8%
Latin America	90,091	82,319	7,772	9.4%
Corporate/Other	4,826	5,105	(279)	n/m

Total	$3,455,562	$3,444,003	$11,559	0.3%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total

Revenue
Public Services	0.0%	7.0%	7.0%
Commercial Services	0.0%	(8.1)%	(8.1)%
Financial Services	0.0%	(33.8)%	(33.8)%
EMEA	9.4%	3.1%	12.5%
Asia Pacific	1.7%	(0.9)%	0.8%
Latin America	9.5%	(0.1)%	9.4%
Corporate/Other	n/m	n/m	n/m
Total	2.3%	(2.0)%	0.3%

n/m = not meaningful

•	Public Services revenue increased in 2007 due to significant revenue growth in our Emerging Markets, SLED and Civilian sectors. Revenue growth within these sectors was partially derived from expected increases in work on several large existing multi-year contracts signed in prior years. Revenue in our Defense sector declined somewhat, due to congressional decisions regarding ongoing funding by the U.S. government of the continuing war on terrorism and combat operations in Iraq and Afghanistan, as well as increased budgetary pressures on U.S. defense spending. The non-governmental portion of our Healthcare sector also experienced revenue declines.

•	Commercial Services revenue decreased in 2007. While we experienced significant revenue growth in our Energy sector as client demand for the Company’s industry-specific solutions increased, overall, revenue decreased due to declines in the Communications and Media, High Technology and Manufacturing sectors. These declines were due, in part, to decreased business levels caused by consolidation within the telecommunications industry and disputes with two significant telecommunications clients in that sector.

•	Financial Services revenue decreased in 2007 due to significant revenue declines across all of its industry sectors. Revenue decreases were attributable to several factors, including the winding down of the segment’s largest client engagement during 2007. The continuing effects of losses of senior staff in certain of our higher rate business sectors also attributed to revenue declines in 2007. In addition, difficulties in securing long-term client commitments and delays by clients in implementing new initiatives given the recently reported industry-wide losses related to asset write-downs all had a negative effect on revenue on a year-over-year basis.

•	EMEA revenue increased in 2007, primarily as a result of the favorable impact of the strengthening of foreign currencies, primarily the Euro, against the U.S. dollar, but also due to significant revenue increases in France, Russia and Switzerland. Revenue growth in France was due to an expanding systems implementation practice while revenue growth in Russia and Switzerland was generally attributable to increased demand for our consulting services in those markets. These increases were partially offset by revenue declines in Spain and the United Kingdom. Revenue in the United Kingdom declined due to the reduction in the volume of work provided to multi-national clients in 2007, and the decline in revenue in Spain was attributable to our strategic decision to reduce our activities in this country.

•	Asia Pacific revenue increased in 2007, primarily as a result of the favorable impact of the strengthening of foreign currencies against the U.S. dollar. Significant revenue growth was achieved in Japan and to a lesser extent in China. These increases continue to be offset by lower revenue in Australia, Korea and New Zealand. Japanese revenue increased due to continued revenue growth from systems implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law. This growth began in 2006 and has continued throughout 2007.

China revenue increased as a result of significant new contracts signed with several large multi-national clients in 2007. Lower revenue in Australia and New Zealand resulted from the winding down or completion of several significant client engagements and partially due to deteriorating market conditions.

•	Latin America revenue increased in 2007, with Brazil and Mexico contributing equally to the growth in U.S. dollars. The favorable impact of the strengthening of the Brazilian Real against the U.S. dollar served to offset local currency revenue declines in Brazil.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.

Gross Profit. During 2007, our revenue increased $11.6 million and total costs of service increased $93.6 million when compared to 2006, resulting in a decrease in gross profit of $82.0 million, or 14.9%. Gross profit as a percentage of revenue decreased to 13.6% for 2007 from 16.0% for 2006. The change in gross profit for 2007 compared to 2006 resulted primarily from the following:

•	Professional compensation expense increased as a percentage of revenue to 53.4% for 2007, compared to 49.8% for 2006. We experienced a net increase in professional compensation expense of $129.9 million, or 7.6%, to $1,846.6 million for 2007 over $1,716.6 million for 2006. The increase in professional compensation was primarily due to merit-based annual salary increases, increases in stock-based compensation expense for PSUs, RSUs and, to a lesser extent, cash bonuses.

•	Other direct contract expenses decreased as a percentage of revenue to 23.7% for 2007 compared to 26.0% for 2006. We experienced a net decrease in other direct contract expenses of $77.4 million, or 8.6%, to $819.6 million for 2007 from $897.0 million for 2006. The decrease was driven primarily by reduced subcontractor expenses as a result of increased use of our internal resources. In addition, the decline was driven by higher other direct contract expenses recorded in the first quarter of 2006 related to the HT Contract.

•	Other costs of service as a percentage of revenue increased to 8.7% for 2007 from 7.3% for 2006. We experienced a net increase in other costs of service of $49.8 million, or 19.9%, to $300.0 million for 2007 from $250.2 million for 2006. The increase was primarily due to an increase in non-billable employees over the prior year, due in part to the redeployment of existing employees from client-facing roles to practice support roles, which resulted in related salaries and expenses now being reflected in other costs of service rather than professional compensation expense.

•	In 2007 we recorded, within the Corporate/Other operating segment, a charge of $20.9 million for lease and facilities restructuring costs, compared to a $29.6 million charge for lease and facilities restructuring costs in 2006. These costs for 2007 related primarily to the fair value of future lease obligations associated with office space, primarily within the EMEA and North America regions, which we will no longer be using.

Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for years 2007 and 2006. Amounts are in thousands, except percentages.

	Year Ended December 31,
	2007	2006	$ Change	% Change

Gross Profit
Public Services	$263,431	$263,841	$(410)	(0.2)%
Commercial Services	81,656	81,419	237	0.3%
Financial Services	41,627	135,187	(93,560)	(69.2)%
EMEA	153,959	129,523	24,436	18.9%
Asia Pacific	81,946	80,448	1,498	1.9%
Latin America	(11,240)	9,058	(20,298)	n/m
Corporate/Other	(142,854)	(148,950)	6,096	n/m

Total	$468,525	$550,526	$(82,001)	(14.9)%

	Year Ended December 31,
	2007	2006

Gross Profit as a Percentage of Revenue
Public Services	18.4%	19.7%
Commercial Services	16.0%	14.7%
Financial Services	15.8%	33.9%
EMEA	19.5%	18.4%
Asia Pacific	22.6%	22.3%
Latin America	(12.5)%	11.0%
Corporate/Other	n/m	n/m
Total	13.6%	16.0%

n/m = not meaningful

Changes in gross profit by segment were as follows:

•	Public Services gross profit remained relatively unchanged in 2007. Significant year-over-year revenue increases were offset by a significant increase in professional compensation expense of $78.1 million, or 13.2%, over 2006, and additional costs and revenue write-downs of approximately $15 million were taken on two of our SLED sector contracts. The increase in professional compensation expense was associated with the hiring of additional personnel needed to meet the demand for our services, as well as bonus payments and accruals, and increases in stock-based compensation expense.

•	Commercial Services gross profit remained relatively unchanged in 2007, with declines in subcontractor expenses, professional compensation and reimbursable client expenses being partially offset by reductions in revenue and contract losses. In 2006, Commercial Services gross profit was negatively impacted by losses of approximately $86.2 million attributable to settlements reached with two telecommunications clients, as compared to losses of approximately $16.7 million in 2007, primarily in connection with a single Communications and Media sector project.

•	Financial Services gross profit significantly decreased in 2007, primarily due to significantly lower revenue combined with a decline in higher margin engagements in the total mix of engagements.

Declines in revenue were partially offset by declines in compensation expense, reimbursable client expenses and subcontractor expenses. These declines in costs of services were at a slower pace than the declines in revenue, resulting in lower gross profits in 2007 as compared to 2006.

•	EMEA gross profit increased in 2007, primarily due to overall higher revenue in the EMEA region as well as improved profitability in Germany, France and Switzerland as a result of higher utilization and lower costs. This increase was partially offset by an increase in professional compensation due to a larger number of additional personnel to meet the demand for our services and, to a lesser extent, an increase in other costs of services. The increases in professional compensation and other costs of services were partially offset by decreases in costs associated with subcontractors due largely to our effort to increase the use of internal resources.

•	Asia Pacific gross profit increased in 2007, due to increased revenue and improvements in profitability and staff utilization in our Japanese business. In addition, positive growth in gross profit in the region was realized from decreases in other direct contract expenses as a result of decreased subcontractor usage in Japan, which were substantially offset by higher professional compensation costs as well as increased contract loss reserves of $12.1 million recorded during 2007 as compared to 2006.

•	Latin America gross profit decreased in 2007, due to significant increases in compensation expense, other direct contract expenses and contract write-offs. These increases were driven by an increase in employee compensation recognized as a result of statutory overtime regulations and other employee benefits in Brazil, and to a lesser extent by increased subcontractor expenses in Mexico.

•	Corporate/Other consists primarily of rent expense and other facilities related charges.

Amortization of Purchased Intangible Assets. We did not incur any amortization expense in 2007 as our intangible assets were fully amortized. Amortization of purchased intangible assets was $1.5 million in 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $46.9 million, or 6.3%, to $701.3 million for 2007 from $748.3 million for 2006. Selling, general and administrative expenses as a percentage of gross revenue decreased to 20.3% for 2007 from 21.7% for 2006. The decrease was primarily due to reduced costs directly related to the closing of our financial statements, primarily subcontracted labor, as well as savings from the reduction in the size of our sales force. Partially offsetting these savings was increased compensation expense for additional SG&A personnel, additional recruiting costs incurred and stock-based compensation expense related to RSUs and PSUs.

Interest Income. Interest income was $12.1 million and $8.7 million in 2007 and 2006, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash invested in money markets during 2007.

Interest Expense. Interest expense was $61.2 million and $37.2 million in 2007 and 2006, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to interest attributable to our 2007 Credit Facility, the acceleration of debt issuance costs resulting from the termination of the 2005 Credit Facility, and, to a lesser extent, higher interest rates on our debt obligations.

Insurance Settlement. During 2006, related to the Settlement Agreement with HT, we recorded $38.0 million for an insurance settlement. For additional information, see Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.

Other (Expense) Income, net. Other expense, net, was $8.6 million in 2007, and other income, net, was $8.7 million in 2006. The balances in each period primarily consisted of foreign currency exchange gains and losses.

Income Tax Expense. We incurred income tax expense of $72.2 million for the year ended December 31, 2007 and income tax expense of $32.4 million for the year ended December 31, 2006. The principle reasons for the differences between the effective income tax rate on loss from continuing operations of (24.9)% and (17.9)% for years ended December 31, 2007 and 2006, respectively, and the U.S. Federal statutory income tax rate were: nondeductible meals and entertainment expense of $19.0 million and $22.0 million; increases to deferred tax asset valuation allowance of $125.6 million and $76.8 million; state and local income taxes of $(12.4) million and $(6.7) million; foreign recapitalization and restructuring of $17.3 million and $5.4 million; foreign taxes of $17.4 million and $(3.8) million; income tax reserves of $12.5 million and $8.4 million; non-deductible interest of $7.8 million and $10.7 million; foreign dividend income of $1.0 million and $13.6 million; and other non-deductible items of $17.4 million and $10.0 million, respectively.

Net Loss. For 2007, we incurred a net loss of $362.7 million, or a loss of $1.68 per share. Contributing to the net loss for 2007 were $60.1 million of bonus expense (which includes, among other things, $6.3 million related to 2006 performance bonuses, $10.6 million related to the Performance Cash Awards and $30.3 million expected to be paid in 2008 for 2007 performance), $97.1 million of non-cash compensation expense related to the vesting of stock-based awards, $20.9 million of lease and facilities restructuring charges, and the previously mentioned $83.5 million in external costs related to the preparation of our financial statements, our auditors’ review and audit of our financial statements and the testing of internal controls. For 2006, we incurred a net loss of $213.4 million, or a loss of $1.01 per share. Contributing to the net loss for 2006 were $48.2 million of losses related to the previously mentioned settlements with telecommunications clients, $57.4 million of bonus expense, $53.4 million of non-cash compensation expense related to the vesting of stock-based awards, $29.6 million of lease and facilities restructuring charges and the previously mentioned $33.6 million year-over-year increase in external costs related to the closing of our financial statements.

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

	Year Ended December 31,
	2006	2005	$ Change	% Change

Revenue
Public Services	$1,339,358	$1,293,390	$45,968	3.6%
Commercial Services	554,806	663,797	(108,991)	(16.4)%
Financial Services	399,331	379,592	19,739	5.2%
EMEA	703,083	662,020	41,063	6.2%
Asia Pacific	360,001	312,190	47,811	15.3%
Latin America	82,319	75,664	6,655	8.8%
Corporate/Other	5,105	2,247	2,858	n/m

Total	$3,444,003	$3,388,900	$55,103	1.6%

	Impact of	Revenue growth
	currency	(decline), net of
	fluctuations	currency impact	Total

Revenue
Public Services	0.0%	3.6%	3.6%
Commercial Services	0.0%	(16.4)%	(16.4)%
Financial Services	0.0%	5.2%	5.2%
EMEA	0.9%	5.3%	6.2%
Asia Pacific	(3.2)%	18.5%	15.3%
Latin America	9.3%	(0.5)%	8.8%
Corporate/Other	n/m	n/m	n/m
Total	0.1%	1.5%	1.6%

n/m = not meaningful

•	Public Services revenue increased in 2006, with strong revenue growth in certain sectors, particularly in the SLED and Emerging Markets sectors. SLED revenue increased due to significant increases in revenue from a number of our key clients. Emerging Markets revenue increased primarily from revenue increases on several large existing multi-year contracts and also from revenue associated with several new contracts signed in 2006. Revenue declined in our Civilian business sector due to reduced information technology spending and an increasingly competitive environment.

•	Commercial Services revenue decreased in 2006, primarily due to a $57.5 million year-over-year decrease in revenue associated with the HT Contract and a reduction of $20.0 million in revenue related to the resolution of a billings dispute with another large telecommunications client regarding an engagement completed in 2003. Reduced customer demand for our services, particularly in the telecommunications industry, also affected our revenue. These decreases were partially offset by the recognition in 2006 of approximately $22.3 million in previously deferred revenue.

•	Financial Services revenue increased in 2006, primarily due to revenue growth in our Insurance and Banking sectors, offset by declines in our Global Markets sector. Insurance sector revenue increased in response to industry-wide demand for major technology updates and upgrades to operational systems. Banking sector revenue increases were attributable to existing client engagements and the introduction of some new clients into our traditional client base. Global Markets sector revenue declined as we increased the proportion of work derived from lower rate per hour offshore resources in response to client demand, which affected our revenue.

•	EMEA revenue increased in 2006, primarily due to strong revenue growth in the United Kingdom, France, Ireland and Switzerland. Revenue growth in the United Kingdom was driven by our continued expansion in that region, while France continued to benefit from an expanding systems integration practice and additional penetration into the French public sector market in 2006. Ireland and Switzerland revenue growth were generally attributable to increased demand for consulting services in local markets. Revenue in Germany declined due to a combination of the impact of adjustments in billable headcount precipitated by the restructuring of our German practice, increased pressure on pricing, and a reduction in the spending levels of German public sector clients.

•	Asia Pacific revenue increased in 2006, primarily due to significant revenue growth in Australia and Japan. Australian revenue increased primarily due to a significant new client engagement in the telecommunications industry. Japanese revenue increased due to revenue growth from system implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law, though a substantial portion of this revenue growth was derived from the use of subcontractors. Asia Pacific revenue was negatively affected in 2006 by the weakening of foreign currencies against the U.S. dollar, primarily the Japanese Yen.

•	Latin America revenue increased in 2006, primarily as a function of the weakening of the U.S. dollar against local currencies in Latin America (particularly the Brazilian Real), along with local currency revenue growth and increasing engagement hours in Brazil, offset by deteriorating revenue in Mexico. Revenue in Brazil increased due to the addition of significant client engagements, while revenue in Mexico declined as they continue to restructure the business to position itself for future growth.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.

Gross Profit. During 2006, our revenue increased $55.1 million and total costs of service decreased $137.4 million when compared to 2005, resulting in an increase in gross profit of $192.5 million, or 53.8%. Gross profit as a percentage of revenue increased to 16.0% for 2006 from 10.6% for 2005. The change in gross profit for 2006 compared to 2005 resulted primarily from the following:

•	Professional compensation expense decreased as a percentage of revenue to 49.8% for 2006, compared to 52.2% for 2005. We experienced a net decrease in professional compensation expense of $53.8 million, or 3.0%, to $1,716.6 million for 2006 from $1,770.4 million for 2005. The decrease in 2006 from 2005 was primarily due to higher professional compensation expense recorded in 2005 (as compared to 2006) related to the loss accrual for the HT Contract. Stock compensation expense for 2006 was $41.0 million, as compared to $76.3 million for 2005. Cash bonuses earned in 2006 by our highest-performing employees were $49.0 million, as compared to $17.8 million earned in 2005.

•	Other direct contract expenses decreased as a percentage of revenue to 26.0% for 2006 compared to 28.7% for 2005. We experienced a net decrease in other direct contract expenses of $75.8 million, or 7.8%, to $897.0 million for 2006 from $972.8 million for 2005. The decrease in 2006 from 2005 was primarily due to other direct contract expenses recorded in 2005 related to the loss accrual for the HT Contract. In addition, the decline was driven by reduced subcontractor expenses as a result of the increased use of internal resources and a decrease of resales of procured materials.

•	Other costs of service as a percentage of revenue decreased to 7.3% for 2006 from 7.6% for 2005. We experienced a net decrease in other costs of service of $7.9 million, or 3.1%, to $250.2 million for 2006 from $258.1 million for 2005. The decrease in 2006 from 2005 was primarily attributable to a reduction in administrative support and related costs for our operating segments.

•	In 2006 we recorded, within the Corporate/Other operating segment, a charge of $29.6 million for lease and facilities restructuring costs, compared to a $29.6 million charge for lease, facilities and other exit activities in 2005. These costs for 2006 related primarily to the fair value of future lease obligations associated with office space, primarily within the EMEA and North America regions, which we will no longer be using.

Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for years 2006 and 2005. Amounts are in thousands, except percentages.

	Year Ended December 31,
	2006	2005	$ Change	% Change

Gross Profit
Public Services	$263,841	$238,904	$24,937	10.4%
Commercial Services	81,419	(11,142)	92,561	830.7%
Financial Services	135,187	110,602	24,585	22.2%
EMEA	129,523	87,702	41,821	47.7%
Asia Pacific	80,448	53,636	26,812	50.0%
Latin America	9,058	4,321	4,737	109.6%
Corporate/Other	(148,950)	(126,031)	(22,919)	n/m

Total	$550,526	$357,992	$192,534	53.8%

	Year Ended December 31,
	2006	2005

Gross Profit as a Percentage of Revenue
Public Services	19.7%	18.5%
Commercial Services	14.7%	(1.7)%
Financial Services	33.9%	29.1%
EMEA	18.4%	13.2%
Asia Pacific	22.3%	17.2%
Latin America	11.0%	5.7%
Corporate/Other	n/m	n/m
Total	16.0%	10.6%

n/m = not meaningful

Changes in gross profit by segment were as follows:

•	Public Services gross profit increased in 2006 despite a substantial reduction in gross profits in our SLED practice and increases in professional compensation expense related to hiring needs related to demand for our services.

•	Commercial Services gross profit increased in 2006, despite significantly lower revenue, primarily due to a $45.5 million year-over-year reduction in losses from the HT Contract. Other factors contributing to the increase in gross profit were the cost savings realized from 2005 workforce realignments and reduced subcontractor expenses as a result of the increased use of internal resources.

•	Financial Services gross profit increased in 2006, due to higher revenue combined with a decline in compensation expenses. The decrease in compensation expenses is primarily due to more efficient utilization of Company shared staff in this segment and efficient use of offshore resources.

•	EMEA gross profit increased in 2006, due primarily to higher revenue and improved profitability in France and Ireland along with significantly improved profitability in Spain as a result of higher utilization and lower costs. Slight declines in compensation expense and other direct contract expenses also contributed to the increase in gross profit, though compensation expense for 2006 continued to be affected by severance and other costs related to the internal restructuring of the Company’s German practice.

•	Asia Pacific gross profit increased in 2006, primarily due to significant improvements in profitability and staff utilization in the Company’s Australian and Chinese businesses. Due to the high demand for resources in the Japanese market and limited availability of qualified personnel, increases in subcontractor expenses served to depress the growth of gross profit in the Company’s Japanese operation. Significant regional improvements in compensation expense derived from the 2005 workforce reductions in Japan and China were substantially offset by additional compensation expenses associated with the use of the Company’s personnel from outside the region in connection with a significant new telecommunications industry engagement in Australia.

•	Latin America gross profit increased in 2006, due to higher revenue offset by an increase in compensation expenses, driven by higher billable headcount to meet the growth of our business in the region, predominantly Brazil.

•	Corporate/Other consists primarily of rent expense and other facilities related charges.

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

Income Tax Expense. We incurred income tax expense of $32.4 million for the year ended December 31, 2006 and income tax expense of $122.1 million for the year ended December 31, 2005. The principal reasons for the difference between the effective income tax rate on loss from continuing operation of (17.9)% and (20.4)% for years ended December 31, 2006 and 2005, respectively, and the U.S. Federal statutory income tax rate are the nondeductible goodwill impairment charge of $0 million and $118.5 million; nondeductible meals and entertainment expense of $22.0 million and $19.6 million; increase to deferred tax asset valuation allowance of $76.8 million and $223.0 million; state and local income taxes of $(6.7) million and $(12.7) million; impact of foreign recapitalization of $5.4 million and $82.0 million; foreign taxes of $(3.8) million and $13.7 million; income tax reserves of $8.4 million and $18.6 million; non-deductible interest of $10.7 million and $7.7 million; foreign dividend income of $13.6 million and $9.3 million and other non-deductible items of $10.0 million and $3.7 million, respectively.

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

Obligations and Commitments

As of December 31, 2007, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments (amounts are in thousands):

		Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt(1)	$1,493,597	$56,276	$136,406	$374,515	$926,400
Operating leases	312,489	83,984	123,822	65,469	39,214
Purchase obligations(2)	100,114	44,300	38,452	10,822	6,540
Obligations under the pension and postretirement medical plans	55,228	3,805	8,462	9,734	33,227

Total(3)	$1,961,428	$188,365	$307,142	$460,540	$1,005,381

(1)	Long-term debt includes both principal and interest scheduled payment obligations. Certain of our long-term debt allow the holders the right to convert the debentures into shares of our common stock or cash (at the Company’s option) in earlier periods than presented above. For additional information, see Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements.

(2)	Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. From time to time, our operating segments, particularly our Public Services segment, enter into agreements with vendors in the normal course of business that support existing contracts with our clients (“client vendor agreements”). The vast majority of these client vendor agreements involve subcontracts for services to be provided by third-party vendors. These agreements may be in the form of teaming agreements or may be a client requirement, and can span multiple years, depending on the duration of the underlying arrangement with our clients. We are liable for payments to vendors under these client vendor agreements. We are unable to cancel some of these client vendor agreements unless the related agreement with our client is terminated and/or upon payment of a penalty. However, our clients are generally obligated by contract to reimburse us, directly or indirectly, for payments we make to vendors under these agreements. We are not aware of any payments we have been required to make to vendors after a related client contract has been terminated. We currently estimate that the total payments we could be obligated to make under all client vendor agreements known to us would be approximately $99,000, however, we are unable to identify which of these agreements might constitute purchase obligations.

(3)	The above table does not reflect unrecognized tax benefits of $314,961. Due to uncertainty regarding the completion of tax audits and possible outcomes, the estimate of obligations related to unrecognized tax benefits cannot be made. For additional information, see Note 14, “Income Taxes,” to the Consolidated Financial Statements.

Liquidity and Capital Resources

The following table summarizes the cash flow statements for 2007, 2006 and 2005 (amounts are in thousands):

	Year Ended December 31,
				2006 to 2007
	2007	2006	2005	Change

Net cash provided by (used in):
Operating activities	$(194,187)	$58,680	$(113,071)	$(252,867)
Investing activities	(35,942)	67,570	(141,043)	(103,512)
Financing activities	290,566	(7,316)	274,152	297,882
Effect of exchange rate changes on cash and cash equivalents	16,807	15,297	(9,508)	1,510

Net increase in cash and cash equivalents	$77,244	$134,231	$10,530	$(56,987)

Operating Activities. Net cash used in operating activities during 2007 increased $252.9 million over 2006. This increase was primarily attributable to an increase in net loss, net of non-cash items, the timing of payment of significant amounts of accounts payable and, to a lesser degree, increases to our combined accounts receivable and unbilled revenue despite a decrease in DSOs during 2007.

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

Investing Activities. Net cash used in investing activities during 2007 was $35.9 million, and net cash provided by investing activities during 2006 was $67.6 million. Capital expenditures were $37.3 million and $50.6 million during 2007 and 2006, respectively. In 2007 and 2006, $1.4 million and $118.2 million, respectively, of restricted cash posted as collateral for letters of credit and surety bonds was released.

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

Financing Activities. Net cash provided by financing activities during 2007 was $290.6 million, resulting primarily from the proceeds received from the Term Loans under the 2007 Credit Facility with an aggregate principal amount of $300.0 million. Net cash used in financing activities during 2006 was $7.3 million, primarily due to repayments of our Japanese term loans.

In addition, issuances of common stock under the ESPP generated $12.4 million, $0 and $14.9 million in cash during 2007, 2006 and 2005, respectively. Because we were not current in our SEC periodic reports in 2006 and 2005, we were unable to issue freely tradable shares of our common stock and had not issued shares under the LTIP or ESPP since early 2005. These sources of financing became available to us again once we became current in our SEC periodic reports in 2007.

Additional Cash Flow Information

2007. At December 31, 2007, we had global cash balances of $468.5 million. Our 2007 Credit Facility consists of (1) term loans in the aggregate principal amount of $300 million (of which $297.8 million was outstanding as of December 31, 2007) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200 million (of which $86.9 million remained available as of December 31, 2007). Borrowings under the 2007 Credit Facility will be used for general corporate purposes, including the payment of obligations outstanding under our prior credit facility, and payment of the fees and expenses of the 2007 Credit Facility. For additional information regarding the 2007 Credit Facility, see “— 2007 Credit Facility.”

Our decision to obtain the 2007 Credit Facility was based, in part, on the fact that our North American cash balances have been negatively affected in the second quarter of 2007 by, among other things, cash collection levels not maintaining pace with the levels achieved in the fourth quarter of 2006 and payments made in connection with (1) the uninsured portion of the settlement of the dispute with HT, (2) ongoing costs relating to the design and implementation of our new North American financial reporting system, (3) ongoing costs relating to production and completion of our financial statements, (4) other additional accrued expenses for 2006 paid in the second quarter of 2007, and (5) our expectations at the time that operations would not generate cash before the latter part of 2007.

Outlook. We currently expect that our operations will begin to provide rather than use cash in the second half of 2008. Based on current internal estimates, we nonetheless believe that our cash balances, together with cash generated from operation and borrowings made under our 2007 Credit Facility, will be sufficient to provide adequate funds for our anticipated internal growth, operating needs and debt service obligations. We are currently undertaking a detailed analysis of our current capital structure with our financial advisors, as well as alternative strategies intended to further improve our capital structure, global cash balances and their accessibility, if current internal estimates for cash uses for 2008 prove incorrect. These activities include initiating further cost reduction efforts, seeking improvements in working capital management, reducing or delaying capital expenditures, reorganizing our internal corporate structure, refinancing or seeking additional debt or equity capital and selling assets. However, our ability to execute on any of these strategies could be significantly impacted by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions in our various bank financing and indenture agreements.

Based on the foregoing and our current state of knowledge of the outlook for our business, we currently believe that our existing cash balances and cash flows expected to be generated from operation will be adequate to finance our working capital needs for the next twelve months. However, actual results may differ from current expectations for many reasons, including losses of business that could result from our failure to timely file periodic reports with the SEC, the occurrence of any event of default that could provide our lenders with a right of acceleration (e.g., non-payment), possible delisting from the New York Stock Exchange, further downgrades of our credit ratings or unexpected demands on our current cash resources (e.g., to settle lawsuits).

For additional information regarding various risk factors that could affect our outlook, see Item 1A, “Risk Factors.” If cash provided from operation is insufficient and/or our ability to access the capital or credit markets is impeded, our business, operation, results and cash flow could be materially and adversely affected.

Debt Obligations

The following tables present a summary of the activity in our debt obligations for 2007 and 2006 (amounts are in thousands):

	Balance				Balance
	December 31,				December 31,
	2006	Borrowings	Repayments	Other(1)	2007

Convertible debentures	$671,490	$—	$—	$4,121	$675,611
Term Loans under the 2007 Credit Facility	—	300,000	(2,250)	—	297,750
Other	360	2,853	(1,931)	—	1,282

Total notes payable	$671,850	$302,853	$(4,181)	$4,121	$974,643

	Balance				Balance
	December 31,				December 31,
	2005	Borrowings	Repayments	Other(1)	2006

Convertible debentures	$668,054	$—	$—	$3,436	$671,490
Yen-denominated term loan (January 31, 2003)	2,803	—	(2,802)	(1)	—
Yen-denominated term loan (June 30, 2003)	1,402	—	(1,442)	40	—
Other	2,501	—	(2,262)	121	360

Total notes payable	$674,760	$—	$(6,506)	$3,596	$671,850

(1)	Other changes in notes payable consist of amortization of notes payable discount and foreign currency translation adjustments.

At December 31, 2007, we had total outstanding debt of $974.6 million, compared to total outstanding debt of $671.9 million at December 31, 2006. The $302.8 million increase in total outstanding debt was mainly attributable to the proceeds received from the Term Loans received under the 2007 Credit Facility (described below).

Debt Ratings

On February 6, 2007, Standard & Poor’s withdrew our senior unsecured rating of B- and our subordinated debt rating of CCC+ and removed them from CreditWatch. Separately, on December 7, 2007, Moody’s confirmed our B2 corporate family rating, assigned us a negative rating outlook and downgraded the ratings of our Series A and B Debentures to Caa1 from B3.

2007 Credit Facility

On May 18, 2007, we entered into a $400.0 million senior secured credit facility and on June 1, 2007, we amended and restated the credit facility to increase the aggregate commitments under the facility from $400.0 million to $500.0 million. The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300.0 million (the “Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200.0 million (the “LC Facility”). The LC Facility is supported by cash deposits made on our behalf by the lenders. If the Company fails to repay any disbursement on a letter of credit and these cash deposits are used to reimburse the issuing bank, the amount of any cash deposits used for such purpose will be considered as additional loans to the Company (the “LC Loans” and, together with the Term Loans, the “Loans”). Interest on the Term Loans under the 2007 Credit Facility is calculated, at the Company’s option, at a rate per annum equal to either (1) 3.5% plus the London Interbank Offered Rate

(“LIBOR”) or (2) 2.5% plus a base rate equal to the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. Interest on the LC Loans is similarly calculated at the Company’s option at a rate per annum equal to either (1) 4.0% plus LIBOR or (2) 4.0% plus a base rate computed in the same manner as the Term Loans. a rate equal to 3.5% plus the London Interbank Offered Rate, or LIBOR, or (2) at a rate equal to 2.5% plus the higher of Debt issuance costs of $18.8 million, mainly comprised of underwriting, commitment, and legal fees, were capitalized into other non-current assets and are being amortized to interest expense over the life of the Loans. As of December 31, 2007, we had $297.8 million outstanding under the Term Loans and an aggregate of approximately $113.1 million of letters of credit issued and outstanding. The Company is charged fees for the LC Facility’s continued availability, which totals 4.125% per annum on the total amount of cash deposits made available from time to time by the lenders under the LC Facility to collateralize their obligation to fund demands made on letters of credit issued under the LC Facility. We are separately charged a fronting fee of 0.1875% per annum on the average daily aggregate outstanding face amount of all letters of credit issued.

Our obligations under the 2007 Credit Facility are secured by first priority liens and security interests in substantially all of our assets and most of our material domestic subsidiaries, as guarantors of such obligations (including a pledge of 65% of the stock of certain of our foreign subsidiaries), subject to certain exceptions.

The 2007 Credit Facility requires us to make prepayments of outstanding Loans and cash collateralize outstanding letters of credit in an amount equal to (i) 100% of the net proceeds received from property or asset sales (subject to exceptions), (ii) 100% of the net proceeds received from the issuance or incurrence of additional debt (subject to exceptions), (iii) 100% of all casualty and condemnation proceeds (subject to exceptions), (iv) 50% of the net proceeds received from the issuance of equity (subject to exceptions) and (v) for each fiscal year ending on or after December 31, 2008, the difference between (a) 50% of the Excess Cash Flow (as defined in the 2007 Credit Facility) and (b) any voluntary prepayment of the Loans or the LC Facility (subject to exceptions). If the Loans are prepaid or the LC Facility is reduced prior to May 18, 2008 with other indebtedness or another letter of credit facility, we may be required to pay a prepayment premium of 1% of the principal amount of the Loans so prepaid or LC Facility so reduced if the cost of such replacement indebtedness of letter of credit facility is lower than the cost of the 2007 Credit Facility. In addition, we are required to pay $750,000 in principal plus any accrued and unpaid interest at the end of each quarter, commencing on June 29, 2007 and ending on March 31, 2012.

The 2007 Credit Facility contains affirmative and negative covenants, customary representations, warranties and covenants, certain of which include exceptions for events that would not have a material adverse effect on the Company’s business, results of operation, financial condition, assets or liabilities.

•	The affirmative covenants include, among other things: the delivery of unaudited quarterly and audited annual financial statements, all in accordance with generally accepted accounting principles; certain monthly operating metrics and budgets; compliance with applicable laws and regulations (excluding, prior to October 31, 2008, compliance with certain filing requirements under the securities laws); maintenance of existence and insurance; after October 31, 2008, as requested by the Administrative Agent, reasonable efforts to maintain credit ratings; and maintenance of books and records (subject to the material weaknesses previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005).

•	The negative covenants, which (subject to exceptions) restrict certain of our corporate activities, include, among other things, limitations on: disposition of assets; mergers and acquisitions; payment of dividends; stock repurchases and redemptions; incurrence of additional indebtedness; making of loans and investments; creation of liens; prepayment of other indebtedness; and engaging in certain transactions with affiliates.

Events of default under the 2007 Credit Facility include, among other things: defaults based on nonpayment, breach of representations, warranties and covenants, cross-defaults to other debt above $10 million, loss of lien on collateral, invalidity of certain guarantees, certain bankruptcy and insolvency events, certain ERISA events, judgments against us in an aggregate amount in excess of $20 million that remain unpaid, and change of control events. For more information regarding the interplay of these covenants with the terms applicable to our convertible debentures, see “— Repurchase of Debentures at the Option of the Holders.”

Under the terms of the 2007 Credit Facility, we are not required to become current in the filing of our SEC periodic reports until October 31, 2008. Until October 31, 2008, our failure to provide annual audited or quarterly unaudited financial statements, to keep our books and records in accordance with GAAP or to timely file our SEC periodic reports will not be considered an event of default under the 2007 Credit Facility.

The 2007 Credit Facility replaced our 2005 Credit Facility, which was terminated on May 18, 2007. For information about the 2005 Credit Facility, see “— Discontinued 2005 Credit Facility.”

Repurchase of Debentures at the Option of the Holders

The holders of our April 2005 Convertible Debentures have the option to require us to repay all or any portion of such debentures on certain dates at their face amount (plus accrued interest for which the record date has not passed). The first such date is April 15, 2009, and it is possible that we may be required to fund the repayment of the full $200 million face amount of these debentures (plus such interest) on that date. In addition, the holders of our Series A Debentures and our Series B Debentures have an option to require us to repurchase all or a portion of these debentures. For additional information regarding our debentures and the timing for such option, see Item 1A, “Risk Factors — Risks that Relate to Our Liquidity,” and Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements.

The 2007 Credit Facility contains a restrictive covenant (Section 6.10(a)) that limits our ability to make any “voluntary or optional” payment or prepayment on or redemption or acquisition for value of these debentures (emphasis added). Our contractual obligation to repay these debentures upon the exercise by a holder of its right to require us to do so pursuant to the indenture is an affirmative mandatory obligation, and is not voluntary or optional on our part. This restrictive covenant therefore does not prohibit us from honoring our obligation to repay the debentures. By comparison, the Discontinued 2005 Credit Facility made no such distinction, flatly stating that we could not make “prepayment on, or redemption or acquisition for value of, or any prepayment or redemption as a result of any asset sale, change of control, termination of trading or similar event of” any of our debentures.

If one or more holders require us to repay the debentures and we have sufficient cash on hand to make payment, nothing in the credit agreement prohibits us from taking this action. If we do not have sufficient cash on hand, we would seek to raise any additional funds we needed by incurring additional indebtedness as otherwise permitted by the terms of the credit agreement.

Discontinued 2005 Credit Facility

On July 19, 2005, we entered into a $150.0 million Senior Secured Credit Facility (the “2005 Credit Facility”). Our 2005 Credit Facility, as amended, provided for up to $150.0 million in revolving credit and advances. Advances under the revolving credit line were limited by the available borrowing base, which was based upon a percentage of eligible accounts receivable and unbilled receivables.

In 2005 and 2006, we entered into five amendments to the 2005 Credit Facility. Among other things, these amendments revised certain covenants contained in the 2005 Credit Facility, including the extensions of the filing deadlines for our 2005, 2006 and 2007 SEC periodic reports and an increase in the amounts of civil litigation payments that we are permitted to pay and in the aggregate amount of investments and indebtedness that we are permitted to make and incur with respect to our foreign subsidiaries. In addition, in 2007 we obtained several limited waivers that, among other things, waived the delivery requirement of our SEC periodic reports to the lenders under the facility.

The 2005 Credit Facility was terminated on May 18, 2007. On that date, all outstanding obligations under the 2005 Credit Facility were paid or assumed under the 2007 Credit Facility, and all liens and security interests under the 2005 Credit Facility were released.

Guarantees and Indemnification Obligations

In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to directors and officers under the organizational documents and agreements with them; and guarantees issued between subsidiaries on intercompany receivables. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We estimate that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2007.

We are also required, in the course of business, particularly with certain of our Public Services clients, largely in the state and local markets, to obtain surety bonds, letters of credit or bank guarantees for client engagements. At December 31, 2007, we had $80.9 million in outstanding surety bonds and $113.1 million in letters of credit extended to secure certain of these bonds. The issuers of our outstanding surety bonds may, at any time, require that we post collateral (cash or letters of credit) to fully secure these obligations.

From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of our obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As of December 31, 2007, we estimate we had assumed an aggregate potential contract value of approximately $41.4 million to our clients for the performance of others under arrangements described in this paragraph. These contracts typically include recourse provisions that would allow us to recover from the other parties all but approximately $0.1 million if we are obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, we have not been required to make any payments under any of the contracts described in this paragraph. We estimate that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these contracts as of December 31, 2007.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires that management make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Management’s estimates, assumptions and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. The areas that we believe are our most critical accounting policies include:

•	revenue recognition,

•	valuation of accounts receivable,

•	valuation of goodwill,

•	accounting for income taxes,

•	valuation of long-lived assets,

•	accounting for leases,

•	restructuring charges,

•	legal contingencies,

•	retirement benefits,

•	accounting for stock-based compensation,

•	accounting for intercompany loans, and

•	accounting for employee global mobility and tax equalization.

A critical accounting policy is one that involves making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operation. Critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operation.

Revenue Recognition

We earn revenue from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes, (2) services to provide general business consulting, such as system selection or assessment, feasibility studies, business valuations and corporate strategy services, and (3) managed services in which we manage, staff, maintain, host or otherwise run solutions and systems provided to our customers. Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which require management to make judgments and estimates in recognizing revenue. Fees for these contracts may be charged based upon time-and-material, cost-plus or fixed price.

Technology integration services represent a significant portion of our business and are generally accounted for under the percentage-of-completion method in accordance with Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). A portion of the Company’s revenue is derived from arrangements that include software developed and/or provided by the Company. The Company recognizes software license fees included in these arrangements as revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 by applying the provisions of SOP 81-1, as appropriate. Software license fee revenue is generally included in the Company’s technology integration service revenue, which is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs to the client incurred as a percentage of the total estimated costs to the client. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Incentives and award payments are included in estimated revenue using the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue arrangements entered into with the same client that are accounted for under SOP 81-1 are accounted for on a combined basis when they: are negotiated as a package with an overall profit margin objective; essentially represent an agreement to do a single project; involve interrelated activities with substantial common costs; and are performed concurrently or sequentially.

Revenue for general business consulting services is recognized as work is performed and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. For contracts with fees based on time-and-materials or cost-plus, we recognize revenue over the period of performance. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables have been provided. Revenue arrangements entered into with the same client that are accounted for under SAB 104 are accounted for on a combined basis when they are entered into at or near the same time, unless it is clearly evident that the contracts are not related to one another.

For our managed service arrangements, we typically implement or build system applications for customers that we then manage or run for periods that may span several years. Such arrangements include the delivery of a combination of one or more of our service offerings and are governed by Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In managed service arrangements in which the system application implementation or build has standalone value to the customer, and we have sufficient objective evidence of fair value for the managed or run services, we bifurcate the total arrangement into two units of accounting based on the residual method: (i) the system application implementation, or build, which is recognized as technology integration services using the percentage-of-completion method under SOP 81-1 and (ii) the managed or run services, which are recognized under SAB 104 ratably over the estimated life of the customer relationship. In instances where we are unable to bifurcate a managed service arrangement into separate units of accounting, the total contract is recognized as one unit of accounting under SAB 104. In such instances, total fees and direct and incremental costs related to the system application implementation or build are deferred and recognized together with managed or run services upon completion of the system application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the system application implementation or build and managed services. Fees from transaction-based services are recognized as earned if we have sufficient objective evidence of fair value for such transactions; otherwise, transaction fees are spread ratably over the remaining life of the customer relationship period when we determine these fees are realizable. The determination of fair value requires us to use significant judgment. We determine the fair value of service revenue based upon our recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

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

Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. We anticipate that the collection of these amounts will occur within one year of the balance sheet date. Billings in excess of revenue recognized for which payments have been received are recorded as deferred revenue until the applicable revenue recognition criteria have been met.

Valuation of Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Assessing the collectibility of customer receivables requires management judgment. We determine our allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends, and changes in our customer payment terms. Our valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated valuation reserve is written off.

Valuation of Goodwill

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeds the fair value of net identifiable assets on the date of purchase. We assess the impairment of goodwill and identifiable intangible assets on at least an annual basis on April 1 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable, as prescribed in the SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

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

The goodwill impairment test prescribed by SFAS 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of December 31, 2007, our reporting units consisted of our three North America Industry Groups and our three international regions. To identify impairment, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit’s allocated carrying value exceeds its fair value, we undertake a second evaluation to assess the required impairment loss to the extent that the carrying value of the goodwill exceeds its implied fair value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. We estimate the fair values of our reporting units using a combination of the discounted cash flow valuation model and comparable market transaction models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit as well as comparability with recent transactions in the industry. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.

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

We establish reserves for income tax when, despite the belief that our tax positions are fully supportable, there remains uncertainty in a tax position in our previously filed income tax returns. For tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. For income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Consolidated Financial Statements. For additional information, see Note 14, “Income Taxes,” of the Notes to the Consolidated Financial Statements.

The majority of our deferred tax assets at December 31, 2007 consisted of federal, foreign and state net operating loss carryforwards that will expire between 2008 and 2027. During 2007, the valuation allowance against federal, state and certain foreign net operating loss and foreign tax credit carryforwards increased $60.4 million over the year ended 2006, due to additional losses.

Since our inception, various foreign, state and local authorities have audited us in the area of income taxes. Those audits included examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with foreign, state and local tax laws. In evaluating the exposure associated with various tax filing positions, we accrue charges for exposures related to uncertain tax positions.

During 2005, the Internal Revenue Service commenced a federal income tax examination for the tax periods ended June 30, 2001, June 30, 2003, December 31, 2003, December 31, 2004 and December 31, 2005. During 2007, the Internal Revenue Service opened the examination for the tax period ended June 30, 2002. We are unable to determine the ultimate outcome of these examinations, but we believe that we have established appropriate reserves related to apportionment of income between jurisdictions, the impact of the restatement items and certain filing positions. We are also under examination from time to time in foreign, state and local jurisdictions, including a current German income tax audit for the periods ended December 31, 2001 and December 31, 2002.

At December 31, 2007, we believe we have appropriately accrued for exposures related to uncertain tax positions. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.

During 2007, a statute of limitations expired in one of our foreign taxing jurisdictions. As a result, we recognized a total decrease of $9.1 million in our tax reserve, $1.7 million of which was recognized as a reduction to our income tax expense for the year ended December 31, 2007. During 2006 and 2005, none of the established reserves expired based on the statute of limitations with respect to certain tax examination periods. In addition, an increase to the reserve for tax exposures of $14.2 million, $13.8 million and $51.6 million, was recorded as an income tax expense for additional exposures in 2007, 2006 and 2005, respectively, including interest and penalties.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance. In 2007, we determined that it was more likely than not that a significant amount of our deferred tax assets primarily in the U.S. may not be realized; therefore, we recorded a valuation allowance against those deferred assets.

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

Accounting for Leases

We lease office facilities under non-cancelable operating leases that expire at various dates through 2017, and may include options that permit renewals for additional periods. Rent abatements and escalations are considered in the determination of straight-line rent expense for operating leases. Leasehold improvements made at the inception of or during the lease are amortized over the shorter of the asset life or the lease term. We receive incentives to lease office facilities in certain areas, which are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Restructuring Charges

We periodically record restructuring charges resulting from restructuring our operation (including consolidation and/or relocation of operation), changes in our strategic plan or management responses to increasing costs or declines in demand. The determination of restructuring charges requires management to utilize significant judgment and estimates related to expenses for employee benefits, such as costs of severance and termination benefits, and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of lease and facilities restructuring charges, we are required to estimate such factors as future vacancy rates, the time required to sublet excess facilities and sublease rates. These estimates are reviewed and potentially revised on a quarterly basis based on available information and known market conditions. If our assumptions prove to be inaccurate, we may need to make changes in these estimates that could impact our financial position and results of operation.

Legal Contingencies

We are currently involved in various claims and legal proceedings. We periodically review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. We use significant judgment in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Due to the uncertainties related to these matters, accruals are based only on the best information at that time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of potential liabilities could have a material impact on our financial position and results of operation. We expense legal fees as incurred.

Retirement Benefits

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” The pension plans relate to our plans for employees in Germany and Switzerland. Accounting for retirement plans requires management to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on our financial position and results of operation. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For 2007, the discount rate to determine the benefit obligation for the pension plans was 5.1%. The discount rate reflects the rate at which the pension benefits could be effectively settled. The rate is based upon comparable high quality corporate bond yields with maturities consistent with expected pension payment periods. A 100 basis point increase in the discount rate would decrease the 2008 pension expense for the plans by approximately $1.6 million. A 100 basis point decrease in the discount rate would increase the 2008 pension expense for the plans by approximately $1.4 million. The expected long-term rate of return on assets for 2007 was 4.5%. This rate represents the average of the long-term rates of return for the defined benefit plan weighted by the plan’s assets as of December 31, 2007. To develop this assumption, we considered historical asset returns, the current asset allocation and future expectations of asset returns. The actual long-term rate of return from July 1, 2003 until December 31, 2007 was 31.2%. A 100 basis point increase or decrease in the expected long-term rate of return on the plans’ assets would have had an approximately $0.3 million impact on our 2008 pension expense. As of December 31, 2007, the pension plan had a $3.6 million unrecognized actuarial gain that will be expensed over the average future working lifetime of active participants.

We also offer a postretirement medical plan to the majority of our full-time U.S. employees and managing directors who meet specific eligibility requirements. For 2007, the discount rate to determine the benefit obligation was 6.1%. The discount rate reflects the rate at which the benefits could be effectively settled. The rate is based upon comparable high quality corporate bond yields with maturities consistent with expected retiree medical payment periods. A 100 basis point increase or decrease in the discount rate would have approximately a $3.2 million impact on the 2007 retiree medical expense for the plan. As of December 31, 2007, the postretirement medical plan had $0.5 million in unrecognized actuarial gains that will be expensed over the average future working lifetime of active participants.

Accounting for Stock-Based Compensation

We have various stock-based compensation plans under which we have granted stock options, restricted stock awards and stock units to certain officers, employees and non-employee directors. We also have the ESPP, which included our “BE an Owner” program, that allows for employees to purchase Company stock at a discount. We granted both service-based and performance-based stock units and stock options during 2007. The fair value is generally fixed on the date of grant based on the number of stock units or stock options issued and the fair value of the Company’s stock on the date of grant. For the performance-based stock units and stock options, each quarter we compare the actual performance results with the performance conditions to determine the probability of the award fully vesting. The determination of successful compliance with the performance conditions requires significant judgment by management, as differing outcomes may have a significant impact on current and future stock compensation expense.

We adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), on January 1, 2006. This standard requires that all share-based payments to employees be recognized in the statements of operation based on their fair values. We have used the Black-Scholes model to determine the fair value of our stock option awards. Under the fair value recognition provisions of SFAS 123(R), share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operation could be materially impacted. As stock-based compensation expense recognized in the Consolidated Statements of Operation is based on awards that ultimately are expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS 123(R), the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

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

We elected the alternative transition method as outlined in FASB Staff Position (“FSP”) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to calculate the historical pool of excess tax benefits available to offset tax shortfalls in periods following the adoption of SFAS 123(R).

The after-tax stock-based compensation expense impact of adopting SFAS 123(R) for the year ended December 31, 2006 was $25.7 million with a $0.12 per share reduction to diluted earnings per share. Prior to the adoption of SFAS 123(R), we used the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” for our plans. Under this accounting method, stock option compensation awards that are granted with an exercise price at the current fair value of our common stock as of the date of the award generally did not require compensation expense to be recognized in the Consolidated Statements of Operations. Stock-based compensation expense recognized for our employee stock option plans, restricted stock units and restricted stock awards was $85.8 million in 2005, net of tax.

As of December 31, 2007, there was $0.4 million, $28.4 million and $137.0 million of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options, RSUs and PSUs, respectively, granted under the LTIP. That cost is expected to be recognized over a weighted-average period of one year, 2.2 years and 2.0 years, respectively.

Accounting for Intercompany Loans

Intercompany loans are classified between long- and short-term based on management’s intent regarding repayment. Translation gains and losses on short-term loans are recorded in other (expense) income, net, in our Consolidated Financial Statements and similar gains and losses on long-term loans are recorded as other comprehensive income in our Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Accordingly, changes in management’s intent relative to the expected repayment of these intercompany loans will change the amount of translation gains and losses included in our Consolidated Financial Statements.

Accounting for Employee Global Mobility and Tax Equalization

We have a tax equalization policy designed to ensure that our employees on domestic long-term and foreign assignments will be subject to the same level of personal tax, regardless of the tax jurisdiction in which the employee works. We record for tax equalization expenses in the period incurred. If the estimated tax equalization liability, including related interest and penalties, is determined to be greater or less than amounts due upon final settlement, the difference is recorded in the current period.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets a framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning January 1, 2008 and will be applied prospectively. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 and its related pronouncements are not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS 159”). The new statement allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. We have elected not to apply the fair value option to any of our financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” This Statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this Statement to have a significant impact on our Consolidated Financial Statements.

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

The table below presents principal cash flows (net of discounts) and related weighted average interest rates by scheduled maturity dates for our debt obligations as of December 31, 2007:

	Expected Maturity Date
	Year ended December 31,
	(In thousands U.S. Dollars, except interest rates)
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

U.S. Dollar Functional Currency
Series A Convertible Subordinated Debentures	—	—	—	—	—	$250,000	$250,000	$146,875
Average fixed interest rate	—	—	—	—	—	2.50%	2.50%
U.S. Dollar Functional Currency
Series B Convertible Subordinated Debentures	—	—	—	—	—	$200,000	$200,000	$106,000
Average fixed interest rate	—	—	—	—	—	4.10%	4.10%
U.S. Dollar Functional Currency
Series C Convertible Subordinated Debentures	—	—	—	—	—	$200,000	$200,000	$167,760
Average fixed interest rate	—	—	—	—	—	5.00%	5.00%
U.S. Dollar Functional Currency
Convertible Senior Subordinated Debentures(1)	—	—	$40,000	—	—	—	$40,000	$24,346
Average fixed interest rate	—	—	0.50%	—	—	—	0.50%
U.S. Dollar Functional Currency
Term Loans under the 2007 Credit Facility	$3,000	$3,000	$3,000	$3,000	$285,750	—	$297,750	$297,750
Average fixed interest rate	8.88%	8.88%	8.88%	8.88%	8.88%	—	8.88%
U.S. Dollar Functional Currency
Other	$700	$582	—	—	—	—	$1,282	$1,282
Average fixed interest rate	8.49%	8.49%	—	—	—	—	8.49%

(1)	The fair value was estimated using the Black-Scholes model with an expected volatility of 37.29%, risk-free interest rate of 3.06%, an expected life of 2.5 years, and an expected dividend yield of zero.

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

We have foreign exchange exposures related primarily to short-term intercompany loans denominated in non-U.S. dollars to certain of our foreign subsidiaries. The potential gain or loss in the fair value of these intercompany loans that would result from a hypothetical change of 10% in exchange rates would have been approximately $3.1 million and $6.9 million as of December 31, 2007 and 2006, respectively. For additional information, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on Page F-1, Index to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported, on February 5, 2007, the Chairman of the Audit Committee of the Board (the “Audit Committee”) was notified by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), that PwC was declining to stand for re-election and that the client-auditor relationship between the Company and PwC would cease upon PwC’s completion of services related to the audit of our annual financial statements for 2006 and related 2006 quarterly reviews.

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

On February 9, 2007, the Audit Committee of the Board, as part of its periodic review and corporate governance practices, determined to engage Ernst & Young LLP (“Ernst & Young”) as the Company’s independent registered public accounting firm commencing with the audit for the year ending December 31, 2007. Ernst & Young also has been engaged as the independent registered public accounting firm for the 401(k) Plan, commencing with the audit for the 401(k) Plan’s year ending December 31, 2007. During the Company’s years ended December 31, 2005 and December 31, 2006, and through February 9, 2007, neither the Company, nor anyone on its behalf, consulted with Ernst & Young with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements for 2006 or 2005, and no written report or oral advice was provided by Ernst & Young to the Company that Ernst & Young concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue for 2006 or 2005 or (ii) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, we concluded that as of December 31, 2007, because of the existence of material weaknesses discussed below, the Company’s disclosure controls and procedures were not effective.

We believe that because we performed substantial additional procedures to compensate for the material weaknesses, our consolidated financial statements included in this Annual Report are fairly stated in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

•	We did not maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of revenue, costs of service, accounts receivable, unbilled revenue, deferred contract costs, and deferred revenue. Specifically, we did not maintain effective controls, including monitoring by management, outside of our North American region to provide reasonable assurance that we had adequately evaluated customer contracts regarding the proper application of GAAP. Although numerous new controls over the accounts noted above have been implemented in our North American region, certain of these controls are not fully remediated or have not been operating for a sufficient amount of time to be deemed effective.

•	We did not maintain effective controls over the completeness, accuracy and timeliness of the recording of accounts payable, accrued liabilities, other current and non-current liabilities. Specifically, we did not design effective controls over our period-end reporting to capture and accrue costs incurred but not yet invoiced by third party suppliers and contractors. In addition, we did not maintain adequate controls over the approval and processing of purchase orders.

•	We did not maintain effective controls over our financial statement close and reporting process in our Asia Pacific region. Specifically, we did not maintain effective controls over the recording of recurring and non-recurring journal entries, nor did we provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

These material weaknesses affect substantially all of our financial statement accounts and disclosures and therefore, until the underlying control deficiencies are remediated, could result in a material misstatement of our annual or interim consolidated financial statements. Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the Internal Control — Integrated Framework issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Item 9A.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have engaged in, and continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting. Certain of these efforts commenced over a year ago and will continue at least through a portion of fiscal 2008 and potentially beyond. The Company has implemented an automated workflow tool designed to aid in the reporting, tracking, and implementing of remediation activities. These remediation activities are being developed and deployed under the direction of our senior executive management. In addition, these activities are monitored on a weekly basis against formal documented plans and are reviewed on a monthly basis through an Internal Controls Steering Committee, which includes the participation of both the Chief Financial Officer and Chief Executive Officer.

Management is committed to continuing efforts aimed at fully achieving an operationally effective control environment in 2008. The remediation efforts noted above are subject to the Company’s internal control assessment, testing and evaluation processes. While these efforts continue, we will rely on additional procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Changes in Internal Control over Financial Reporting

Senior management implemented significant changes in internal control over financial reporting. These changes represent material changes that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting and they occurred throughout fiscal 2007, but were not considered to be sufficiently mature prior to the fourth quarter of 2007, at which time they were deemed to be sustainable and having achieved their desired impact. These improvements in our internal control over financial reporting have enabled us to significantly strengthen our control environment, the completeness and accuracy of underlying accounting data, and the timeliness with which we are able to close our books. The areas remediated were attained through:

•	Ongoing training efforts with regard to the application of GAAP and mandatory training with respect to the Foreign Corrupt Practices Act and Standards of Business Conduct;

•	Implementation of numerous formal management financial review monitoring controls;

•	Implementation of certain controls designed to identify non-routine and significant transactions; and

•	Strengthening of policies and procedures across the organization.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting

Board of Directors and Stockholders of BearingPoint, Inc.:

We have audited BearingPoint, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BearingPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	the Company did not maintain effective controls over the completeness, accuracy, existence, valuation and disclosure of revenue, costs of service, accounts receivable, unbilled revenue, deferred contract costs, and deferred revenue,

•	the Company did not maintain effective controls over the completeness, accuracy and timeliness of the recording of accounts payable, accrued liabilities, other current and non-current liabilities, and;

•	the Company did not maintain effective controls over the financial statement close and reporting process in its Asia Pacific region.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated February 26, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, BearingPoint, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP
McLean, Virginia
February 26, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board currently consists of ten directors. Our directors are divided into three classes serving staggered three-year terms. Information about our directors as of February 1, 2008 is provided below. For information about our executive officers, please see “Executive Officers of the Registrant” included in Part I of this Annual Report.

Class I Directors Whose Terms Expire in 2010

Douglas C. Allred, age 57, has been a member of the Board since January 2000. Mr. Allred is a private investor. Mr. Allred retired from his position as Senior Vice President, Office of the President, of Cisco Systems, Inc. in 2003. Mr. Allred was Senior Vice President, Customer Advocacy, Worldwide Consulting and Technical Services, Customer Services, and Cisco Information Technology of Cisco Systems, Inc. from 1991 to 2002.

Betsy J. Bernard, age 52, has been a member of the Board since March 2004. Ms. Bernard is a private investor. Ms. Bernard was President of AT&T Corporation from 2002 to 2003. From 2001 to 2002, Ms. Bernard was President and Chief Executive Officer of AT&T Consumer. Ms. Bernard is a director of The Principal Financial Group, a global financial institution, and Telular Corporation, a provider of fixed cellular solutions and wireless security systems and monitoring solutions.

Spencer C. Fleischer, age 54, has been a member of the Board since July 2005. Mr. Fleischer is a senior managing member and Vice Chairman of Friedman Fleischer & Lowe GP II, LLC, a company sponsoring and managing several investment funds that make investments in private and public companies, and has served in such capacity since 1998. Mr. Fleischer was appointed to the Board in accordance with the terms of the securities purchase agreement, dated July 15, 2005, relating to the July 2005 Convertible Debentures among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC. If Mr. Fleischer ceases to be affiliated with the purchasers or ceases to serve on our Board, so long as the purchasers collectively hold at least 40% of the original principal amount of the July 2005 Convertible Debentures, the purchasers or their designee have the right to designate a replacement director to the Board.

Class II Directors Whose Terms Expire in 2008

Wolfgang H. Kemna, age 49, has been a member of the Board since April 2001. Mr. Kemna is Chief Executive Officer of Living-e AG, a German-based software provider of publishing and productivity software and has served in such capacity since July 2007. From 2004 to 2007, Mr. Kemna was a managing director of Steeb Anwendungssysteme GmbH, a wholly owned subsidiary of SAP AG (“SAP”). Mr. Kemna was Executive Vice President of Global Initiatives of SAP from 2002 to 2004 and a member of SAP’s extended executive board from 2000 to 2004.

Albert L. Lord, age 62, has been a member of the Board since February 2003. Mr. Lord is a vice chairman and Chief Executive Officer of SLM Corporation, commonly known as “Sallie Mae,” since January 2008. Mr. Lord was Vice Chairman and Chief Executive Officer of Sallie Mae from 1997 to 2005 and Chairman from 2005 to January 2008.

Eddie R. Munson, age 57, has been a member of the Board since October 2007. Mr. Munson is a retired partner with KPMG and has more than 30 years of auditing experience focusing on the financial services, government and automotive industries. From 1996 to 2004, Mr. Munson was a member of KPMG’s board of directors, where he was a member of the pension committee and chair of the committees responsible for partner rights and board nominations. Most recently, Mr. Munson was the national partner in charge of KPMG’s University Relations and Campus Recruiting programs. Mr. Munson is a director of United American Healthcare Corporation.

J. Terry Strange, age 64, has been a member of the Board since April 2003. Mr. Strange retired from KPMG where he served as Vice Chair and Managing Partner of the U.S. Audit Practice from 1996 to 2002. During this period, Mr. Strange also served as the Global Managing Partner of the Audit Practice of KPMG International and was a member of its International Executive Committee. Mr. Strange is a director of New Jersey Resources Corp., an energy services holding company, Group 1 Automotive, Inc., a holding company operating in the automotive retailing industry, and Newfield Exploration Company, an independent crude oil and natural gas exploration and production company.

Class III Directors Whose Terms Expire in 2009

F. Edwin Harbach, age 54, has been Chief Executive Officer and a member of the Board since December 2007. Mr. Harbach also served as the Company’s President and Chief Operating Officer from January 2007 to December 2007. From 1976 until his retirement in 2004, Mr. Harbach held various positions with and served in leadership roles at Accenture Ltd, a global management consulting, technology services and outsourcing company, including chief information officer, Managing Partner of Japan and Managing Director of Quality and Client Satisfaction.

Roderick C. McGeary, age 57, has been a member of the Board since August 1999 and Chairman of the Board since November 2004. From March 2005 until December 2007, Mr. McGeary served the Company in a full-time capacity, focusing on clients, employees and business partners. From 2004 until 2005, Mr. McGeary served as our Chief Executive Officer. From 2000 to 2002, Mr. McGeary was the Chief Executive Officer of Brience, Inc., a wireless and broadband company. Mr. McGeary is a director of Cisco Systems, Inc., a worldwide leader in networking for the Internet, and Dionex Corporation, a manufacturer and marketer of chromatography systems for chemical analysis. On December 31, 2007, Mr. McGeary retired as an employee of the Company. Mr. McGeary will continue serving as Chairman of the Board.

Jill S. Kanin-Lovers, age 55, has been a member of the Board since May 2007. Ms. Kanin-Lovers served as Senior Vice President of Human Resources & Workplace Management at Avon Products, Inc. from 1998 to 2004. Ms. Kanin-Lovers is a member of the board of directors of Dot Foods, Inc., one of the nation’s largest food redistributors, Heidrick & Struggles, a leading global search firm, and First Advantage Corporation, a leading provider of risk mitigation and business solutions.

No family relationships exist between any of the directors or between any director and any executive officer of the Company.

Presiding Director of Executive Sessions of Non-Management Directors

Our non-management directors who are not employees of the Company meet separately on a regular basis. The Board has designated Douglas C. Allred as the Presiding Director for all meetings of the executive sessions of non-management directors.

Audit Committee

Our Audit Committee is currently composed of Messrs. Strange (Chair), Kemna, Lord and Munson. The Board has affirmatively determined that each member of the Audit Committee has no material relationship with the Company (either directly or as a partner, stockholder or officer of the Company) and is independent of the Company and its management under the listing standards of the NYSE and the applicable regulations of the SEC. The Board has determined that both Messrs. Strange and Munson qualify as an Audit Committee Financial Expert.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently composed of Mses. Kanin-Lovers (Chair) and Bernard, and Messrs. Allred and Munson. During 2007, the committee members initially were Mr. Allred (Chair), Ms. Bernard and Mr. Strange. Ms. Kanin-Lovers was appointed to the Compensation Committee on May 10, 2007 and on June 18, 2007, Mr. Strange stepped down from the committee. On November 5, 2007, the Board re-aligned its committees, and on that date, Mr. Munson was appointed to the Compensation Committee and Ms. Kanin-Lovers replaced Mr. Allred as Chair of the committee. No member of the Compensation Committee is a former or current officer or employee of the Company or any of the Company’s subsidiaries. To the Company’s knowledge, there are no other relationships involving members of the Compensation Committee requiring disclosure in this Annual Report.

Standards of Business Conduct

On May 10, 2007, the Board approved the Standards of Business Conduct, which superseded our prior Code of Business Conduct and Ethics as of May 31, 2007. The Standards of Business Conduct was developed as part of our commitment to enhancing our culture of integrity and our corporate governance policies. The Standards of Business Conduct reflects changes in law and regulation, best practices and updates to the Company’s policies. In addition, the Standards of Business Conduct contains new or enhanced policies and/or procedures relating to violations of the Standards of Business Conduct, conflicts of interest (including those related to the giving and receiving of gifts and entertainment), financial disclosures, the importance of maintaining the confidentiality of Company, client and competitor information, data privacy and protection, Company property, investor and media relations, records management, and lobbying/political activities. The Standards of Business Conduct applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Standards of Business Conduct is posted on our website, at www.bearingpoint.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Standards of Business Conduct for our Chief Executive Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, by posting such amendment or waiver on our website within the applicable deadline that may be imposed by government regulation following the amendment or waiver.

Committee Charters

Our Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter are posted on the Company’s website, at www.bearingpoint.com. A printed copy of these documents, as well as the Standards of Business Conduct, is available free of charge to any person who makes a request to our Investor Relations team at BearingPoint, Inc., 25 Independence Blvd., 4th Floor, Warren, New Jersey 07059, or by calling 908-607-2100.

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

Annual Meeting

We currently expect to hold our Annual Meeting of Stockholders in the fourth quarter of 2008. The Board’s Nominating and Corporate Governance Committee is currently undertaking a review of our corporate governance structure, assessing the Board’s current composition and determining its future needs, and considering its recommendations for nominees to the Board at our next annual meeting of stockholders. We may, as a result of this review, propose changes to our corporate governance structure, certain of which may be included in the agenda at our next annual meeting of stockholders. If the date of our stockholder meeting is changed by more 30 days from the anniversary date of our 2007 stockholder meeting, the deadlines for shareholder proposals, including proposals for director recommendations and nominations, will change. If any such change occurs, we will provide these new deadlines, either in a Form 10-Q, Form 8-K or by other permitted means.

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
8725 W. Higgins Road
Chicago, IL 60631

All communications and concerns will be forwarded to our Board, our non-management directors as a group or our Presiding Director, as applicable. We also have established a dedicated telephone number for communicating concerns or comments regarding compliance matters to the Company. The phone number is 1-800-206-4081 (or 240-864-0229 for international callers), and is available 24 hours a day, seven days a week. The Standards of Business Conduct prohibits any retaliation or other adverse action against any person for raising a concern. If you wish to raise your concern in an anonymous manner, you may do so by calling the telephone number listed above.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the U.S. Federal securities laws, directors and executive officers, as well as persons who beneficially own more than ten percent of our outstanding common stock, must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we must identify in this Annual Report those persons who did not file these reports when due. Based solely on a review of copies of Forms 3, 4 or 5 filed by us on behalf of our directors and executive officers or otherwise provided to us and copies of Schedule 13Gs, we believe that all of our directors, executive officers and greater than ten percent stockholders complied with their applicable filing requirements for 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors (the “Committee”) determines the compensation of our executive officers, including making individual compensation decisions, and reviewing and monitoring the compensation programs applicable to our executive officers. This discussion describes the Committee’s determination of 2007 compensation for our named executive officers — our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel and Secretary.

In 2007, there were several changes in our executive management team. In January 2007, F. Edwin Harbach was appointed as our Chief Operating Officer, replacing Richard Roberts. As a result, the Committee did not make any determinations regarding Mr. Roberts’ 2007 compensation. Furthermore, in December 2007, Harry You left the Company, and Mr. Harbach was promoted the position of Chief Executive Officer. Also in December 2007, Roderick McGeary retired as an employee of the Company, terminating his service as an executive officer of the Company, although he continues in his role as Chairman of the Board. As a result, the Committee did not make any 2007 bonus determinations for Mr. You or Mr. McGeary.

Overall Compensation Philosophy and Objectives

Overall, our compensation philosophy is to enhance corporate performance and stockholder value by aligning the financial interests of our executive officers with those of our stockholders. We strive to implement this philosophy by paying for performance, based upon both individual performance and Company performance. Our goal is to design compensation programs that will:

•	attract and retain the best possible talent;

•	recognize and reward outstanding individual performance;

•	motivate our people to deliver quality service to our clients, in order to drive client satisfaction and the profitability of our company, resulting in positive returns for our stockholders;

•	provide for cash and long-term incentive compensation at levels that are competitive with companies within our industry and of similar size (targeting total compensation to remain at approximately the 50th percentile); and

•	communicate metrics openly and transparently, to influence employee performance and accountability.

How Compensation is Determined

The Committee devotes a substantial portion of its time in determining the compensation of our executive officers. This process includes reviewing market data, sharing best practices gained through prior experience, determining appropriate milestones to assess Company performance, and discussing appropriate levels of compensation based upon both individual and Company performance. In addition, the Committee engages a compensation consultant for independent guidance and expertise. For 2007, we engaged Towers Perrin to provide its counsel related to various executive compensation matters.

As part of the process, the Committee considers peer benchmarking information, which is used to assess the level of our executive officer compensation relative to a group of peer companies, and to compare the mix of total compensation. For 2007, the Committee reviewed market comparisons for all companies participating in the Towers Perrin U.S. Executive Compensation Databank within the business services or information technology industries (the “Peer Companies”). This broad industry peer group for 2007 consisted of 33 companies:

Accenture Ltd	Cisco Systems, Inc.	Gartner, Inc.
ADVO, Inc.	Convergys Corporation	The GEO Group, Inc.
APAC Customer Services, Inc.	eFunds Corporation	IKON Office Solutions, Inc.
ARAMARK Corporation	Electronic Data Systems Corporation	IMS Health Incorporated
Automatic Data Processing, Inc.	EMC Corporation	Jackson Hewitt Tax Service Inc.
H&R Block, Inc.	Emdeon Corporation	Pitney Bowes Inc.
Booz Allen Hamilton Inc.	Equifax Inc.	R.R. Donnelly & Sons Company
CB Richard Ellis Group, Inc.	Equity Office Properties Trust	The Reynolds and Reynolds Company
CDI Corp.	First Data Corporation	Robert Half International Inc.
Ceridian Corporation	Fiserv, Inc.	Unisys Corporation
CheckFree Corporation	G&K Services, Inc.	WPP Group plc

In addition, the Committee reviewed its compensation decisions against compensation data for 12 direct peer companies, provided through a survey prepared by Watson Wyatt. These companies were:

Accenture Ltd	Hewlett-Packard Company
Affiliated Computer Services, Inc.	International Business Machines Corporation
Computer Sciences Corporation	Marsh & McLennan Companies, Inc.
Electronic Data Systems Corporation	Oracle Corporation
EMC Corporation	Sun Microsystems, Inc.
First Data Corporation	Unisys Corporation

The Committee determines executive compensation based upon the total amount of compensation relative to the Peer Companies, with the general goal of setting the level of compensation at approximately the 50th percentile. For 2007, the Committee focused primarily on the total amount of compensation rather than the mix of compensation (i.e., cash/noncash or long-term/short-term), because the mix of our executive officers’ compensation has not been comparable to the Peer Companies. This is primarily due to the state of our business at the time we hired these individuals, which included issues related to our North American financial reporting systems, internal controls and various investigations and related litigation. We paid signing bonuses and long-term incentive compensation awards as part of their employment arrangements, to induce them to join the Company and to offset the compensation or benefits they would have received if they remained with their previous employers.

As part of its decision-making process, the Committee meets with the Chief Executive Officer to discuss the annual performance of each executive officer (and in the case of the Chief Executive Officer, the Committee meets with both the Chairman of the Board and the Presiding Director). The Committee then deliberates and determines the executive officer’s compensation, taking into account management’s recommendations, the executive officer’s individual performance and Company performance. The Committee balances its analysis by considering the Company’s performance within our industry, any challenges or business issues faced or overcome by the Company, as well as each individual’s current contribution and expected future contribution to Company performance. Furthermore, the Committee assesses the reasonableness of the compensation package based upon its review of compensation for the Peer Companies and guidance provided by its compensation consultant.

Appointment of Ed Harbach as Chief Executive Officer.  In December 2007, Mr. Harbach was appointed as our Chief Executive Officer, to replace Mr. You. In determining Mr. Harbach’s 2008 compensation as Chief Executive Officer, the Committee reviewed market information provided by the same databank maintained by

Towers Perrin that comprised the Peer Companies, but adjusted for 2008 participation. The Peer Companies for 2008 were the following 38 companies:

Accenture Ltd	Dendrite International, Inc.	IKON Office Solutions, Inc.
ADVO, Inc.	eBay Inc.	IMS Health Incorporated
APAC Customer Services, Inc.	eFunds Corporation	Iron Mountain Incorporated
ARAMARK Corporation	Electronic Data Systems Corporation	Kelly Services, Inc.
Automatic Data Processing, Inc.	EMC Corporation	MacDonald, Dettwiler and Associates
Booz Allen & Hamilton, Inc.	Equifax Inc.	Oracle Corporation
The Brink’s Company	First Data Corporation	Pitney Bowes Inc.
CA, Inc.	Fiserv, Inc.	Robert Half International Inc.
Ceridian Corporation	G&K Services, Inc.	Symantec Corporation
CheckFree Corporation	Gartner, Inc.	TeleTech Holdings, Inc.
CitiStreet	The GEO Group, Inc.	Unisys Corporation
Convergys Corporation	GTECH Holdings Corp	Viad Corp
Deluxe Corporation	H&R Block, Inc.

In addition, the results of this market data were compared against compensation data for a select sample of 9 professional services firms from the 2007 Towers Perrin International Professional Services Executive Compensation Survey. These direct peer companies were selected because they were the companies in Towers Perrin’s database that management felt provided comprised the most comparable peer group to the direct peer list previously used by the Company.

Accenture Ltd	Gartner, Inc.
Booz Allen Hamilton, Inc.	International Business Machines Corporation
Capgemini U.S. LLC	Science Applications International Corporation
Deloitte Consulting LLP	Unisys Corporation
Diamond Management & Technology Consultants, Inc.

The Committee decided to provide a total compensation package for Mr. Harbach that would fall approximately at the 50th percentile of compensation reported. When determining Mr. Harbach’s compensation, the Committee considered the signing bonus and equity awards made to Mr. Harbach upon joining the Company in 2007. Furthermore, Mr. Harbach’s previously executed employment arrangements were either terminated or amended, as part of the Committee’s desire to provide a compensation package that reflected market best practices and was more closely aligned with the standard terms utilized in agreements with our other managing directors. The Committee believes that while the level of compensation for its executive officers must remain market competitive, it is also important to more closely align certain employment terms and conditions with those applicable to our managing directors, to provide consistency with respect to our performance expectations for our most senior level of executives. For additional information about Mr. Harbach’s new employment arrangements, see “— Employment Agreements— Employment Agreement for F. Edwin Harbach,” below.

Principal Components of Executive Officer Compensation

The principal elements of our executive officer compensation program consist of base salary, annual cash incentive payments and, at appropriate intervals, long-term incentive compensation in the form of grants of stock-based awards. We also provide deferred compensation plans, health and welfare (including medical), retirement and other perquisites and benefits to our executive officers that also available to our managing directors.

We have utilized employment agreements and other agreements as the primary manner for structuring the compensation of our executive officers. Certain terms and conditions of our employment agreements with our executive officers reflected our strong desire, at the time of hire, to induce these individuals to join our company, given their level of expertise and experience and the specific issues we faced at that time. While we expect to continue to use employment agreements and other agreements as a method of attracting executive talent and to continue providing competitive compensation for our executive officers, our goal is to further align the terms of employment with our executive officers with the standard terms and conditions that apply to the vast majority of our managing directors, unless specific situations necessitate other alternatives.

Fixed Compensation

Base Salaries.  Base salaries for our executive officers are determined by evaluating the responsibilities of the position, the experience and performance of the individual and market information comparing such salaries to the competitive marketplace for executive talent, with emphasis on our primary competitors in the management and technology consulting industry. The Committee considers salary adjustments based upon the recommendation of the Chief Executive Officer (other than with respect to his salary) and the Committee’s evaluation of Company performance and individual performance, taking into account any additional or new responsibilities assumed by the individual executive officer in connection with promotions or organizational changes. Our philosophy is that, base salary should comprise a smaller percentage of total compensation for our executive officers, with a greater percentage tied to Company performance. Because our executive officers are the primary decision-makers and policy-makers for our Company, we believe it is appropriate to directly link a larger percentage of their compensation with Company performance, to hold them accountable for the decisions that they make.

Base salary information for our executive officers can be found in the “Summary Compensation Table” included in this Annual Report. The Committee decided to increase the base salaries of our executive officers by 4% (with the exception of Mr. Harbach, whose 2007 salary was specified in his employment agreement), which was the standard salary increase provided to the Company’s managing directors for 2007. The Committee reviewed the performance of the Company and the individual executive officers before determining that they, too, should receive this increase in base salary. The Committee determined the increase was appropriate, given the tasks management had performed in the past and the objectives it had outlined for the future.

As part of its analysis, the Committee assessed each executive officer’s proposed base salary for 2007 with relevant market data provided by Towers Perrin. In all cases except for Mr. You, proposed 2007 base salaries were between the 50th to 75th percentile of the Peer Companies. Mr. You’s proposed base salary was significantly below market, falling within the 25th to 50th percentile of the Peer Companies. The Committee did not, however, increase Mr. You’s base salary but decided to make up the shortfall by increasing Mr. You’s equity-based compensation. This decision was made not only to better balance the mix of Mr. You’s cash and non-cash compensation, but also to strengthen the link between Mr. You’s compensation and the Company’s 2007 performance. Information about the RSU grants awarded to Mr. You in 2007 can be found in the “Grants of Plan-Based Awards” table included in this Annual Report.

In January 2007, Mr. Harbach was appointed as our Chief Operating Officer. Mr. Harbach’s base salary for 2007, set forth in his employment agreement with the Company, was $700,000. Mr. Harbach’s base salary was considered to be competitive compared to relevant market, which was between the 50th to 75th percentile of chief operating officer compensation for the Peer Companies. The Committee agreed with management’s recommendation that, in light of the business issues the Company faced at that time, it was appropriate to offer a salary at a level higher than the 50th percentile, in order to attract a senior executive with Mr. Harbach’s experience and expertise.

Variable Compensation

Cash Awards.  The Committee makes cash award determinations each year based upon its “pay for performance” philosophy. For 2007, our executive officers were awarded the annual cash awards set forth in the “Bonus” column of the “Summary Compensation Table” included in this Annual Report. Awards earned for performance during one year are paid in the following year. For 2007, all of our executive officers were eligible to receive a maximum cash award equal to 100% of their respective base salaries, as set forth in their respective employment agreements. Under these agreements, Mr. Harbach is entitled to receive a minimum cash award equal to 40% of his base salary for 2007, provided that he received a “meets expectation” performance rating for 2007. Ms. Ethell and Mr. Lutz are entitled to receive cash awards based on the achievement of reasonable, pre-established performance goals.

In addition to the milestones set forth in their employment agreements, the Committee determined that the performance of our executive officers would be measured, in part, against the achievement of corporate performance milestones. The Committee’s plan required the achievement of two goals: (1) the Company must be current in its periodic SEC reports as of December 31, 2007; and (2) for 2007, the Company must achieve at least 90% of (a) the Company’s 2007 gross profit plan of $930 million and (b) the Company’s 2007 earnings before interest and taxes (“EBIT”) plan of $(99) million), with certain adjustments to be made to reflect actual stock compensation expense. In addition, the corporate portion will be increased to the extent that actual gross profit and EBIT exceed this minimum average threshold. The Committee selected gross profit and EBIT as measures it felt were appropriate for gauging the overall health of the Company, given its past performance and expectations for the future. The Company was current in its periodic SEC reports as of December 31, 2007 but did not achieve either the gross profit or EBIT plans.

For 2007, after reviewing Mr. Harbach’s tenure as Chief Operating Officer, his short tenure as Chief Executive Officer in December of 2007 and his employment arrangements, the Committee determined to award Mr. Harbach a cash bonus equal to $350,046, or 50% of his 2007 base salary. Mr. Harbach’s employment agreements required that his cash bonus for 2007 be, at a minimum, 40% of his base salary, if Mr. Harbach received a minimum “meets expectations” performance rating by the Committee. After reviewing Mr. Harbach’s accomplishments as Chief Operating Officer during 2007 and the expansion of his role and responsibilities as Chief Executive Officer, the Committee strongly believed that Mr. Harbach’s 2007 performance had met the minimum “meets expectations” requirement and in fact exceeded its expectations. The Committee based its determination that Mr. Harbach’s 2007 operational efforts were integral to many of the Company’s achievements in 2007, including the reduction of infrastructure costs and the Company being current in its periodic SEC reports as of December 31, 2007. The Committee further expressed its confidence in Mr. Harbach’s ability to successfully implement the Company’s business goals and objectives for 2008. As a result, the Committee decided that Mr. Harbach should receive a cash incentive award at a level greater than the minimum 40% threshold. At the same time, however, the Company decided that awarding Mr. Harbach a more significant cash award bonus was not appropriate, given the Company’s 2007 financial performance. The Committee’s determination was also based, in part, on the following considerations:

F. Edwin Harbach:	• excellent communication to the Board regarding Company issues and challenges, and operational vision and goals;
• development of metrics and scorecard to monitor Company performance;
• operational improvements related to the participation of our engagement teams in providing financial information and updates into the financial closing process;
• successful transition to new responsibilities and duties as Chief Executive Officer; and
• evaluations by Board members.

The Committee then proceeded to evaluate Ms. Ethell’s and Mr. Lutz’s individual performance. With respect to both Ms. Ethell and Mr. Lutz, the Committee recognized their significant and important contributions in the Company’s achievement in 2007 of becoming current in its SEC periodic reports. The Committee strongly believed that becoming current in its periodic SEC reporting was essential to the Company’s ability to achieve its future performance goals, and agreed that its expectations were surpassed with respect to management’s ability to achieve what it considered to be the Company’s most important objective for 2007. As a result, the Committee decided to award each of Ms. Ethell and Mr. Lutz a cash incentive award equal to $260,047, or 50% of their respective base salaries in 2007. At the same time, however, the Company decided that awarding Ms. Ethell and Mr. Lutz a more significant cash award bonus was not appropriate, given the Company’s 2007 financial performance. In addition, the Committee discussed and based its determinations, in part, on the following:

Judy Ethell:	• instrumental in Company’s ability to become current in its SEC periodic reports;
• progress achieved with respect to the remediation of internal control issues and Sarbanes-Oxley efforts;
• achievement of cost reductions within finance; and
• feedback provided by peers and direct reports, gathered through the Company’s “360 degree” review process.
Laurent Lutz:	• instrumental in Company’s ability to become current in its SEC periodic reports;
• successful resolution of contract disputes and litigation;
• negotiation and structuring of the 2007 Credit Facility;
• development and leadership of legal and compliance functions; and
• quality of analysis and guidance provided to the Board and its committees.

Long-Term Incentive Compensation

While we have maintained parity with our major competitors on base cash compensation for our executive officers, comparisons with our Peer Companies indicate that our long-term incentive equity awards continue to lag behind our competitors.

Performance Share Units.  In 2007, we issued performance share units (“PSUs”) to certain of our executive officers to help balance the mix of fixed and variable compensation of our executive officers. Information about these grants can be found in the “Grants of Plan-Based Awards” table included in this Annual Report. Award amounts were based upon each executive officer’s individual performance and responsibilities and roles within the Company and by assessing and comparing the executive officer’s total compensation, including previously granted incentive awards and the balance of fixed and variable compensation. Mr. Harbach did not receive a PSU award since he received a grant of RSUs earlier in the year as part of his employment arrangement with the Company, and the Committee determined that his amount of compensation, and his mix of total compensation, were appropriate without making additional grants.

The vesting of the PSUs is tied to the achievement of performance targets of both minimum growth in consolidated business unit contribution (“CBUC”) and total shareholder return. The Committee supported management’s decision to use CBUC as a performance metric as a way of measuring the core growth of our industry groups, and to use total shareholder return as a “best practice” performance metric important to our stockholders. CBUC is defined as (i) consolidated net revenue less (ii) professional compensation, other costs of service and sales, general and administrative expense (excluding stock compensation expense, bonus expense, interest expense and infrastructure expense). While we currently believe that the minimum CBUC target may be achieved by 2009, there can be no assurance that our total shareholder return performance (in comparison to the S&P 500), will permit vesting of the PSUs.

Due to the complexity and uncertainty involved in determining the likelihood of vesting of the PSUs, as well as the extended timeframe for vesting and settlement, we have some concerns that the PSUs may not significantly incent our employees to remain with the Company. As long as these PSUs continue to remain outstanding, our ability to take any other retentive actions by issuing additional equity to our employees remains limited. As a result, management is re-evaluating the efficacy of the PSUs as a compensation tool and our ability to consider alternatives to the PSUs that will have clearer retentive value for our employees. We expect that our executive officers would be included in any of these alternatives that may be pursued.

Regardless of how we address the existing component of our employees’ compensation, we currently do not intend to seek approval from our shareholders for any further increase to our share capacity under our Long-Term Incentive Plan (the “LTIP”) prior to 2009.

Restricted Stock Units.  We granted restricted stock units (“RSUs”) for various purposes, including employment offers for new executive officer candidates. In 2007, we made the following RSU awards to our Named Executive Officers (additional information can be found in the “Grants of Plan-Based Awards” table included in this Annual Report):

•	Mr. Lutz received a grant of RSUs in accordance with his employment arrangements with the Company, which provided that once the Company became current in its SEC periodic reports, Mr. Lutz’s long-term incentive award would be paid in RSUs rather than in cash. At the time of Mr. Lutz’s hire in 2006, we could not issue RSUs due to the existence of a blackout period under our 401(k) plan pursuant to Regulation BTR. After we took steps to amend the 401(k) plan, the blackout period ended as of September 14, 2006.

•	Mr. Harbach received a grant of RSUs as part of his employment arrangement with the Company.

•	Mr. You and Mr. McGeary received grants of RSUs as part of their bonus compensation for our 2006 fiscal year.

Stock Options.  While no executive officers were issued stock options in 2007, Mr. Harbach did receive an award of stock options to purchase up to 1,232,600 shares of our common stock (with an exercise price equal to $2.76 per share) on January 2, 2008, in connection with his appointment as Chief Executive Officer. The award vests in four equal increments (25%) on January 2 in each year of 2009 through 2012.

To date, we have not instituted any equity ownership requirements for our executive officers. We did not consider any such policy in 2007, since our equity programs were suspended for most of the year, as we were not current in our SEC periodic reports. Now that we are current, we expect to consider an equity ownership policy for our executive officers and directors in 2008.

Other Compensation

Deferred Compensation Plans.  We have a “Deferred Compensation Plan” and a “Managing Directors Deferred Compensation Plan” for our managing directors and other highly compensated executives. The two plans are substantially identical and permit a select group of management and highly compensated employees to accumulate additional income for retirement and other personal financial goals by making elective deferrals of compensation to which they will become entitled to in the future. Our deferred compensation plans are nonqualified and unfunded, and participants are unsecured general creditors of the Company as to their accounts. None of our executive officers have participated in our deferred compensation plans.

Other Benefits.  Our executive officers are eligible for the same health and welfare programs as our other employees. Our retirement program for U.S. employees includes a 401(k) program. We match the individual employee’s contribution to the program of 25% of the first 6% of pre-tax eligible compensation contributed to the plan, and, at our discretion, may make additional discretionary contributions of up to 25% of the first 6% of pre-tax eligible compensation contributed to the plan. Employee contributions to the 401(k) program for our executive officers are limited by federal law. We do not make up for the impact of these statutory limitations through any type of nonqualified deferred compensation or other program.

Perquisites and Other Compensation.  Certain of our executive officers have received perquisites such as reimbursements of moving expenses and legal fees and gross-up payments in connection with the same as set forth in their respective employment agreements. As part of Mr. Harbach’s employment arrangement as Chief Executive Officer of the Company, Mr. Harbach will be reimbursed for his rental of an apartment in New York

City during part of 2007 and 2008, which is his primary office location (Mr. Harbach resides in Florida). The Committee will review its decision to provide this reimbursement to Mr. Harbach at each lease renewal date.

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

COMPENSATION COMMITTEE

Jill S. Kanin-Lovers (Chair)*
Douglas C. Allred**
Betsy J. Bernard
Eddie R. Munson***

*Member of the Compensation Committee since May 10, 2007 and Chair beginning November 5, 2007
**Chair of the Compensation Committee until November 5, 2007
***Member of the Compensation Committee since November 5, 2007

Summary of Cash and Certain Other Compensation

The Summary Compensation Table below sets forth information concerning all compensation for services in all capacities to the Company for 2006 and 2007 of those persons who were or acted as the Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers of the Company for 2007 (collectively, the “named executive officers”).

Summary Compensation Table

						Non-Equity
						Incentive
				Stock	Option	Plan		All Other
Name and		Salary	Bonus	Awards	Awards	Compensation		Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(2)	($)		($)(1)	($)

F. Edwin Harbach(3)	2007	$686,830	$1,350,046	$1,710,473	$—	$—		$152,364	$3,899,713
Chief Executive Officer	2006	—	—	—	—	—		—	—
Judy A. Ethell(4)	2007	520,094	260,047	1,500,626	379,396	—		78,579	2,738,742
Chief Financial Officer	2006	500,000	500,000	690,700	1,131,000	—		3,797	2,825,497
Laurent C. Lutz(5)	2007	520,094	635,047	1,418,690	—	525,000	(6)	10,777	3,109,608
General Counsel and Secretary	2006	411,059	1,311,059	—	—	525,000		78,431	2,325,549
Roderick C. McGeary	2007	676,166	—	240,000	—	—		—	916,166
Chairman of the Board	2006	662,640	50,712	250,000	263,732	—		—	1,227,084
Richard J. Roberts(7)	2007	635,525	—	405,283	82,450	—		1,586	1,124,844
Chairman, Global Public Services and	2006	650,000	50,700	855,400	332,160	—		3,977	1,892,237
Former Chief Operating Officer
Harry L. You(8)	2007	791,229	—	122,346	3,056,537	—		107,237	4,077,349
Former Chief Executive Officer	2006	750,000	58,500	938,900	2,519,300	—		331,828	4,598,528

(1)	Unless otherwise noted, “Bonus” amounts consist of performance-based cash bonuses accrued in the fiscal year for which the bonus has been earned. We have entered into employment agreements with Mr. Harbach, Ms. Ethell and Mr. Lutz that set forth the terms of their compensation. Mr. You also had an employment agreement that set forth the terms of his compensation. “All Other Compensation” does not include matching contributions to be made by the Company under the 401(k) Plan for 2007, since these amounts are not finalized for payment until the following year.

(2)	Amounts reflected in the table as 2007 equity compensation reflect the amount recognized for financial statement reporting purposes in 2007 in accordance with SFAS 123(R) for equity award expense. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. Whether and to what extent a named executive officer realizes value will depend on various factors, including actual operating performance, stock price fluctuations and the named executive officer’s continued employment. For a discussion of the assumptions used by the Company in calculating these amounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Accounting for Stock-Based Compensation,” and Note 13, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements. For information regarding 2007 “Stock Awards” and “Option Awards,” see “— Grants of Plan-Based Awards.”

(3)	Mr. Harbach’s annual base salary for 2007 was $700,000. The amount reported as Mr. Harbach’s salary is the amount actually paid in 2007. Mr. Harbach’s “Bonus” amount for 2007 consists of a signing bonus of $1,000,000 and a $350,046 cash incentive award for his 2007 performance. Mr. Harbach’s “All Other Compensation” consists of $98,704 in reimbursements for costs associated with a furnished apartment in New York City for Mr. Harbach’s use (including a monthly rental payment of $10,000 beginning on September 15, 2007, certain expenses incidental to the maintenance, furnishing and upkeep of the apartment and costs related to Mr. Harbach’s moving expenses) and $53,660 in tax equalization payments with respect to the reimbursement of certain state taxes paid by Mr. Harbach resulting from work performed outside his state of residence. Mr. Harbach served as our President and Chief Operating Officer until December 3, 2007, when he became our Chief Executive Officer. In connection with Mr. Harbach’s promotion, Mr. Harbach’s annual salary was increased to $900,214, effective December 31, 2007, with a target bonus of $900,214. In February 2008, we agreed to make Mr. Harbach’s new base salary effective as of December 1, 2007, to align more closely with the date of his promotion. The incremental salary to be paid to Mr. Harbach will be made in 2008. For additional information regarding Mr. Harbach’s 2008 employment arrangements, see “— Employment Agreements — Employment for F. Edwin Harbach.”

(4)	Ms. Ethell’s “All Other Compensation” consists of $76,669 in legal fees reimbursed by the Company and tax equalization payments with respect to the reimbursement of these legal fees, which amounts were paid in 2007, incurred in connection with the previously disclosed replacement of certain equity grants in 2006, and $1,910 in tax equalization payments with respect to the reimbursement of certain state taxes paid by Ms. Ethell resulting from work performed outside her state of residence.

(5)	Mr. Lutz’s “Bonus” amount for 2007 consists of a $375,000 cash retention bonus paid on the first anniversary of the effective date of his employment agreement and a $260,047 cash incentive award for his 2007 performance. Mr. Lutz’s “All Other Compensation” consists of $10,777 in tax equalization payments with respect to the reimbursement of certain state taxes paid by Mr. Lutz resulting from work performed outside his state of residence.

(6)	Upon his appointment as General Counsel of the Company in March 2006, Mr. Lutz was granted a multi-year award under our LTIP with an aggregate value of $1.75 million. Grants under the award were to be made in cash until the earlier of (i) the date an effective registration statement on Form S-8 is filed or is on file, and (ii) the date, if any, we cease to be a reporting company under the Exchange Act. Subsequent to that event, the award would consist of grants of RSUs having an aggregate value of $1.75 million, less amounts previously paid in cash. Mr. Lutz received cash payments (which reduced the value of the RSUs to be granted) of $525,000 on July 1, 2006 and June 30, 2007. On October 22, 2007, the Company filed a registration statement on Form S-8, which became effective on the same day. As a result, we were obligated, pursuant to the terms of his employment agreement, to provide Mr. Lutz with an equity grant having an aggregate value of $700,000, which was the amount remaining from his initial award, after taking into account cash payments previously made. Therefore, we granted Mr. Lutz 146,444 RSUs, which number was based on the closing price of our common stock on the first business day after the filing of the registration statement. Of the 146,444 RSUs, 36,611 RSUs vested and settled on December 31, 2007 and an additional 36,611 RSUs will vest on December 31 in each of 2008, 2009 and 2010.

(7)	Effective as of January 8, 2007, Mr. Roberts no longer served as our Chief Operating Officer.

(8)	Mr. You served as our Chief Executive Officer until he left the Company on December 3, 2007. Mr. You’s “All Other Compensation” consists of $17,848 in commuting expenses, $8,730 in tax equalization payments with respect to the reimbursement of certain state taxes paid by Mr. You resulting from work performed outside his state of residence, $7,810 for temporary living accommodations and $72,849 in accrued and unused personal days paid in connection with his leaving the Company.

Grants of Plan-Based Awards

The following table provides information relating to equity awards made in 2007 to our named executive officers.

									All Other	All Other
									Stock	Option		Grant Date
									Awards:	Awards:	Exercise	Fair Value
						Estimated Future Payouts			Number of	Number of	or Base	of Stock
			Estimated Future Payouts			Under Equity Incentive			Shares of	Securities	Price of	and
		Compensation	Under Non-Equity Incentive Plan Awards			Plan Awards			Stock	Underlying	Option	Option
	Grant	Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	Approval Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(1)

F. Edwin Harbach(2)	1/8/2007	1/8/2007	—	—	—	—	—	—	888,325	—	—	$7,000,001

Judy A. Ethell(3)	3/13/2007	3/13/2007	—	—	—	0	306,905	767,263	—	—	—	3,477,238

Laurent C. Lutz(4)	3/13/2007	3/13/2007	—	—	—	0	383,632	959,080	—	—	—	4,346,547

	10/23/2007	2/24/2006	—	—	—	—	146,444	—	—	—	—	700,002

Roderick C. McGeary(5)	2/12/2007	2/12/2007	—	—	—	—	29,197	—	—	—	—	239,999

	3/13/2007	3/13/2007	—	—	—	0	255,754	639,385	—	—	—	2,897,693

Richard J. Roberts(6)	3/13/2007	3/13/2007	—	—	—	0	63,939	159,848	—	—	—	724,425

Harry L. You(7)	2/12/2007	2/12/2007	—	—	—	—	72,992	—	—	—	—	599,994

	3/13/2007	3/13/2007	—	—	—	0	959,079	2,397,698	—	—	—	10,866,365

(1)	Amounts reflected in the “Grant Date Fair Value of Stock and Option Awards” column reflect the amount recognized for financial statement purposes in 2007 in accordance with SFAS 123(R) for equity award expense. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. Whether and to what extent a named executive officer realizes value will depend on various factors, including actual operating performance, stock price fluctuations and the named executive officer’s continued employment. For a discussion of the assumptions used by the Company in calculating these amounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Accounting for Stock-Based Compensation,” and Note 13, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements.
(2)	Mr. Harbach was granted 888,235 RSUs on January 8, 2007, of which 222,081 RSUs vested on January 8, 2008, 222,081 RSUs will vest on January 8 in each of 2009 and 2010, and 222,082 RSUs will vest on January 8, 2011, in connection with his appointment as Chief Operating Officer of the Company. In addition, on January 2, 2008, Mr. Harbach was granted the following awards in connection with his promotion to Chief Executive Officer of the

Company: (i) stock options to purchase up to 1,232,600 shares of our common stock (at an exercise price of $2.76 per share), 25% of which will vest on January 2 in each of 2009 through 2012, and (iii) 199,275 RSUs of which 49,818 will vest on January 2, 2009 and 49,819 will vest on January 2 in each of 2010 through 2012.

(3)	Ms. Ethell was granted 306,905 PSUs on March 13, 2007. The PSUs will vest on December 31, 2009 if two performance-based metrics are achieved. For more information, see “— Equity Compensation Programs — PSU Program.”

(4)	Mr. Lutz was granted the following awards: (i) 383,632 PSUs were granted on March 13, 2007; and (ii) 146,444 RSUs were granted as of October 23, 2007 in connection with his employment agreement, of which 36,611 RSUs vested on December 31, 2007, and 36,611 RSUs will vest on December 31 in each of 2008 through 2010. The PSUs will vest on December 31, 2009 if two performance-based metrics are achieved. For more information on the RSU grant, see Footnote 6 to the “Summary Compensation Table,” and for more information on the PSU grant, see “— Equity Compensation Programs — PSU Program.”

(5)	Mr. McGeary was granted the following awards: (i) 29,197 RSUs were granted on February 12, 2007, of which 7,299 RSUs vested on February 12, 2008, 7,299 RSUs will vest on February 12 in each of 2009 and 2010, and 7,300 RSUs will vest on February 12, 2011; and (ii) 255,754 PSUs were granted on March 13, 2007. Effective as of December 31, 2007, the vesting of the RSUs was accelerated and the PSUs were forfeited in connection with Mr. McGeary’s retirement from the Company.

(6)	Mr. Roberts was granted 63,939 PSUs on March 13, 2007. The PSUs will vest on December 31, 2009 if two performance-based metrics are achieved. For more information, see “— Equity Compensation Programs — PSU Program.”

(7)	Mr. You was granted the following awards: (i) 72,992 RSUs were granted on February 12, 2007, of which 18,248 RSUs were scheduled to vest on February 12 in each of 2008, 2009, 2010 and 2011; and (ii) 959,079 PSUs were granted on March 13, 2007. The PSUs were scheduled to vest on December 31, 2009 if two performance-based metrics were achieved. When Mr. You left the Company, both of these awards were forfeited.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2007)

The following table provides information regarding the value of all unexercised options and unvested restricted stock units previously awarded to our named executive officers as of December 31, 2007.

	Option Awards					Stock Awards(1)
			Equity					Equity	Equity
			Incentive					Incentive Plan	Incentive Plan
			Plan				Market	Awards:	Awards:
			Awards:				Value of	Number of	Market or
	Number of	Number of	Number of			Number of	Shares or	Unearned	Payout Value of
	Securities	Securities	Securities			Shares or	Units of	Shares, Units	Unearned
	Underlying	Underlying	Underlying			Units of	Stock	or Other	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	That Have	Rights That	Other Rights
	Options(#)	Options(#)	Unearned	Exercise	Expiration	Have Not	Not	Have Not	That Have Not
Name	Exercisable	Unexercisable	Options(#)	Price($)	Date	Vested(#)	Vested($)	Vested(#)	Vested($)

F. Edwin Harbach(2)	—	—		$—	—	888,325 (2)	$2,513,960	—	$—
Judy A. Ethell	300,000 (3)	—	300,000 (3)	8.70	9/19/2016	—	—	105,400 (3)	298,282
Laurent C. Lutz	—	—	—	—	—	109,833 (4)	310,827	—	—
Roderick C. McGeary	7,928	—	—	55.50	6/30/2010	(5)	—	—	—
	15,000	—	—	16.38	4/24/2011	—	—	—	—
	450,000	—	—	9.00	11/19/2014	—	—	—	—
Richard J. Roberts	11,982	—	—	18.00	7/31/2010	69,883 (6)	197,769	—	—
	53,205	—	—	18.00	2/8/2011	—	—	—	—
	50,000	—	—	13.30	7/24/2011	—	—	—	—
	11,611	—	—	11.01	9/3/2012	—	—	—	—
	70,000	—	—	10.01	9/3/2012	—	—	—	—
	125,000	—	—	8.19	8/28/2013	—	—	—	—
	60,000	—	—	9.15	10/4/2014	—	—	—	—
Harry L. You	1,000,000 (7)	—	—	7.55	3/18/2015	(8)	—	—	—

(1)	Due to the terms of the PSUs and the fact that no determinations regarding the vesting of PSUs can be made until December 31, 2009, PSU awards are not included in this table.

(2)	Mr. Harbach received a grant of 888,325 RSUs on January 8, 2007, of which 222,081 RSUs vested on January 8, 2008, 222,081 RSUs will vest on January 8 in 2009 and 2010, and 222,082 RSUs will vest on January 8, 2011. Mr. Harbach did not receive a grant of RSUs in 2007, since he received the RSU grant earlier in the year. In addition, the amounts reflected above do not include grants made on January 2, 2008 in connection with Mr. Harbach’s promotion to Chief Executive Officer. For information regarding these grants, see Footnote 1 to “— Grants of Plan-Based Awards.”

(3)	On September 19, 2006, Ms. Ethell was granted stock options to purchase up to 600,000 shares of our common stock, of which 25% vested upon grant, 25% vested on July 1, 2007 and, subject to achievement of certain performance criteria, 25% will vest on July 1 in each of 2008 and 2009. On September 19, 2006, Ms. Ethell was also granted: (i) 292,000 RSUs, of which 204,400 RSUs vested upon grant, 29,200 RSUs vested on July 1, 2007, and, subject to achievement of certain performance criteria, 29,200 RSUs will vest on July 1 in each of 2008 and 2009; and (ii) 94,000 RSUs, of which 23,500 RSUs vested upon grant, 23,500 RSUs vested on July 1, 2007, and, subject to achievement of certain performance criteria, and 23,500 RSUs will vest on July 1 in each of 2008 and 2009. In addition, on March 13, 2007, Ms. Ethell was granted 306,905 PSUs, which will vest on December 31, 2009 if two performance-based metrics are achieved. For more information, please see “— Equity Compensation Programs — PSU Program.”

(4)	On October 23, 2007, Mr. Lutz was granted 146,444 RSUs, of which 36,611 RSUs vested on December 31, 2007 and 36,611 will vest on December 31 in each of 2008 through 2010. In addition, on March 13, 2007, Mr. Lutz was granted 383,632 PSUs, which will vest on December 31, 2009 if two performance-based metrics are achieved. For more information, see “— Equity Compensation Programs — PSU Program.”

(5)	Mr. McGeary was granted the following awards: (i) Effective as of September 25, 2006, Mr. McGeary was granted 29,411 RSUs, of which 7,352 RSUs vested on January 1, 2007 and 7,353 RSUs will vest on January 1 in each of 2008 through 2010; and (ii) on February 12, 2007, Mr. McGeary was granted 29,197 RSUs, of which 7,299 RSUs vested on February 12, 2008, 7,299 RSUs will vest on February 12 in each of 2009 and 2010 and 7,300 RSUs will vest on February 12, 2011. In addition, on March 13, 2007, Mr. McGeary was granted 255,754 PSUs. Effective as of December 31, 2007, the vesting of the RSUs was accelerated, and the PSUs were forfeited, in connection with Mr. McGeary’s retirement from the Company.

(6)	As of December 31, 2007, all of Mr. Roberts’ stock options grants were fully vested. Effective as of September 25, 2006, Mr. Roberts was granted 93,177 RSUs, of which 23,294 RSUs vested on January 1 in each of 2007 and 2008, 23,294 RSUs will vest on January 1, 2009 and 23,295 RSUs will vest on January 1, 2010. On March 13, 2007, Mr. Roberts was also granted 63,939 PSUs, which will vest on December 31, 2009 if two performance-based metrics are achieved. For more information, see “— Equity Compensation Programs — PSU Program.”

(7)	Mr. You was granted stock options to purchase up to 2,000,000 shares of our common stock, which options vest 25% on March 18 in each of 2006 through 2009. In connection with Mr. You leaving the Company on December 3, 2007, Mr. You’s vested stock options will expire on March 3, 2008.

(8)	As of December 3, 2007, all unvested RSUs and PSUs were forfeited in connection with Mr. You leaving the Company.

Option Exercises and Stock Vested

The following table provides information with respect to restricted stock units that vested during 2007 with respect to our named executive officers. No options were exercised in 2007.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise(#)	on Exercise($)	Vesting(#)	on Vesting($)(1)

F. Edwin Harbach	—	$—	—	$—
Judy A. Ethell	—	—	52,700	385,237
Laurent C. Lutz	—	—	36,611	103,609
Roderick C. McGeary(2)	—	—	58,608	202,915
Richard J. Roberts	—	—	23,294	183,324
Harry L. You	—	—	62,500	471,875

(1)	Amounts reflect the value of awards realized by the named executive officer and are computed by multiplying the number of vested shares by the closing price of the Company’s stock on the date of vesting.

(2)	Effective December 31, 2007, pursuant to the terms of his award agreement, the vesting of all RSUs granted to Mr. McGeary was accelerated in connection with his retirement from the Company.

Pension Benefits

Our only retirement plan for our U.S.-based employees, including our named executive officers, is the 401(k) Plan. We do not have a pension plan in which our named executive officers are eligible to participate.

Nonqualified Deferred Compensation Plans

We have a “Deferred Compensation Plan” and a “Managing Directors Deferred Compensation Plan,” which are designed to permit a select group of management and highly compensated employees who contribute materially to our continued growth, development and future business success to accumulate additional income for retirement and other personal financial goals through plans that enable the participants to make elective deferrals of compensation to which they will become entitled to in the future. Our deferred compensation plans are nonqualified and unfunded, and participants are unsecured general creditors of the Company as to their accounts. Our managing directors, including our named executive officers, and other highly compensated executives selected by the plans’ administrative committee are eligible to participate in the plans. To date, none of our named executive officers has participated in any of our deferred compensation plans.

Employment Agreements

Managing Director Agreements. We have entered into a Managing Director Agreement (a “Managing Director Agreement”) with each of our approximately 660 managing directors, including our named executive officers. Pursuant to the Managing Director Agreement, we provide up to six months’ pay for certain terminations of employment by us. In addition, the Managing Director Agreement contains non-competition and non-solicitation provisions for a period of up to two years after such executive’s termination of employment or resignation.

With respect to our named executive officers, we entered into the following employment agreements. Generally, each of these arrangements provided for participation in all benefit, fringe and perquisite plans, practices, programs, policies and arrangements generally provided to senior executives of the Company at a level commensurate with the executive’s position.

Employment Agreement for F. Edwin Harbach. Effective December 31, 2007, we entered into the following arrangements with Mr. Harbach, in connection with his promotion to Chief Executive Officer. In establishing his new arrangements, as well as terminating or amending the agreements previously executed with Mr. Harbach when he first joined the Company, we have endeavored to adjust Mr. Harbach’s compensation to reflect his new position as Chief Executive Officer and also to more closely align most of the terms of his employment agreements with current standard terms utilized in agreements with our other managing directors. Mr. Harbach’s employment agreement provides for the following:

•	Termination of Prior Agreements. Effective as of December 31, 2007, Mr. Harbach’s previous employment agreement, Managing Director Agreement and Special Termination Agreement were terminated. Mr. Harbach’s annual base salary and bonus compensation for 2007 can be found in the “Summary Compensation Table” above, and information regarding his equity awards are included under “— Outstanding Equity Awards at Fiscal Year-End (December 31, 2007),” in each instance pursuant to his previous employment agreement.

•	Compensation. Mr. Harbach’s compensation for 2008 will be:

•	Mr. Harbach’s annual base salary for 2008 is $900,214. In addition, starting in 2008, Mr. Harbach will be eligible for an annual performance bonus with a target amount of 100% of his annual base salary for the year for which the performance bonus is being awarded, based on his ability to achieve all performance objectives as established for the applicable year by the Compensation Committee.

•	On January 2, 2008, Mr. Harbach received a grant of 199,275 RSUs and a grant of stock options pursuant to the LTIP, with an exercise price of $2.76 per share, to purchase 1,232,600 shares of common stock of the Company. The RSUs and the stock options vest in equal 25% increments on each of the next four anniversary dates of such grant date, provided that Mr. Harbach’s employment has not terminated prior to such date. Furthermore, all of the RSUs will vest upon the termination of Mr. Harbach’s employment due to his death, disability or retirement.

•	Effective as of December 31, 2007, the terms of Mr. Harbach’s prior RSU grant of 888,325 restricted stock units awarded to him in January 2007 was amended to provide that in the event of a Change in Control (as defined in the LTIP), the RSUs will become 100% vested and nonforfeitable effective as of the date of such Change in Control, provided that Mr. Harbach’s employment has not terminated prior to such date. This amendment conforms the vesting of the RSUs upon a change in control to that contained in all other RSU awards granted by the Company. Previously, the RSUs would have vested only upon (i) a Change in Control and (ii) Mr. Harbach’s termination by the Company for any reason other than for cause within three years following a Change in Control.

•	Living Expenses. Mr. Harbach will be reimbursed for monthly rental payments for his current apartment lease in New York City. The Compensation Committee of the Board will review its decision to provide this reimbursement at each lease renewal date.

•	Indemnification. We agreed to indemnify Mr. Harbach with respect to his activities on behalf of the Company to the fullest extent permitted by law and the Company’s Articles of Incorporation.

•	Termination Payments. Mr. Harbach is entitled to certain termination payments under his employment agreement, which are described below under “— Potential Payments upon Termination of Employment or Change in Control.”

In addition, Mr. Harbach and the Company entered into a new Managing Director Agreement and Special Termination Agreement, effective as of December 31, 2007.

•	Managing Director Agreement. Mr. Harbach’s Managing Director Agreement is the standard form currently utilized for all new managing directors of the Company. The Managing Director Agreement contains noncompetition and non-solicitation provisions for a period of two years after his termination or resignation.

•	Special Termination Agreement. The term of Mr. Harbach’s Special Termination Agreement is three years (subject to potential one-year extensions) or, if longer, two years after a Change in Control. If, after a Change in Control and during the term of the Special Termination Agreement, the Company terminates Mr. Harbach’s employment other than for Cause or Disability (as defined in the Special Termination Agreement) or if he terminates his employment within 60 days after any decrease of his base salary by 20% or more after such Change in Control, Mr. Harbach is entitled to certain benefits, including the payment of approximately one year’s compensation (based on salary plus potential bonus).

Employment Agreement for Judy A. Ethell. Effective as of July 1, 2005, we entered into the following arrangements with Judy A. Ethell, our Chief Financial Officer:

•	Compensation. Information regarding Ms. Ethell’s annual base salary and bonus compensation can be found in the “Summary Compensation Table” above. Information regarding equity awards issued to Ms. Ethell pursuant to her employment arrangements are included under “Outstanding Equity Awards at Fiscal Year-End (December 31, 2007),” above.

•	Indemnification. We agreed to indemnify Ms. Ethell with respect to her activities on behalf of the Company, for any failure of the Company to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and for certain other matters.

•	Termination Payments. Ms. Ethell is entitled to certain termination payments under her employment agreement, which are described below under “— Potential Payments upon Termination of Employment or Change in Control.”

Employment Agreement for Laurent C. Lutz. Effective as of October 17, 2006, the Board determined that Laurent C. Lutz, our General Counsel and Secretary, was an executive officer of the Company. Effective as of February 27, 2006, we had entered into the following arrangements with Mr. Lutz:

•	Compensation. Information regarding Mr. Lutz’s annual base salary and bonus compensation can be found in the “Summary Compensation Table” above. Information regarding equity awards issued to Mr. Lutz and non-equity incentive plan compensation awarded to Mr. Lutz are included under “Outstanding Equity Awards at Fiscal Year-End (December 31, 2007)” and “Grants of Plan-Based Awards,” above.

•	Indemnification. We agreed to indemnify Mr. Lutz in the event that any activity he undertakes on behalf of the Company is challenged as being in violation of any agreement he may have with a prior employer and for certain other matters. In addition, Mr. Lutz is entitled to receive a gross-up for any payment to him under any of his agreements that would be subject to a surtax imposed by Section 409A of the Internal Revenue Code or for any interest or penalties thereon.

•	Termination Payments. Mr. Lutz is entitled to certain termination payments under his employment agreement, which are described below under “— Potential Payments upon Termination of Employment or Change in Control.”

Employment Agreement for Harry L. You. Effective as of December 3, 2007, Mr. You left the Company. Pursuant to the terms of his employment agreement, Mr. You was paid for all accrued and unused personal days.

Potential Payments upon Termination or Change in Control

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

Severance Payments under Employment Agreements. Under our employment agreements with Mr. Harbach, Ms. Ethell and Mr. Lutz, we state that upon termination of the individual’s employment by us without “cause” or by the individual “for good reason,” (as defined in the agreements), within 30 days after our receipt of a fully executed release, we will make a severance payment to the individual. These severance payments are significantly higher than those that we would pay under our Managing Director Agreements.

Termination Payments under Special Termination Agreements. We have entered into special termination agreements (each, a “Special Termination Agreement”) with certain key personnel. The purpose of the Special Termination Agreement is to ensure that these executives are properly protected in the event of a change in control of the Company, thereby enhancing our ability to hire and retain them. The terms of the Special Termination Agreements vary up to a maximum of three years, which terms automatically renew for additional one-year terms unless we give notice that the agreement will not be renewed, or, if later, two years after a change in control. The protective provisions of the Special Termination Agreement become operative only upon a change in control, as defined in the agreement.

All Special Termination Agreements signed on or after August 1, 2006 specify that if, after a change in control and during the term of the agreement, we terminate the executive’s employment other than for “cause” (as defined in the agreements) or the executive terminates his employment because his salary was reduced by at least 20%, the executive is entitled to certain benefits. Generally, Special Termination Agreements signed before August 1, 2006 specify that if, after a change in control and during the term of the agreement, we terminate the executive’s employment other than for “cause” or if the executive terminates his employment for specified reasons (including if his responsibilities have been materially reduced or adversely modified or his compensation has been reduced), the executive is entitled to certain benefits. Under the Special Termination Agreements, these benefits generally include the payment of approximately one year’s compensation, based on salary plus bonus as specified in the agreement, continued coverage under our welfare benefit plans (e.g., medical, life insurance and disability insurance) for up to two years at no cost, and outplacement counseling.

The Special Termination Agreements that we entered into with Ms. Ethell and Messrs. Lutz and Roberts differ, in some respects, from the standard form of Special Termination Agreement. Mr. Harbach’s Special Termination Agreement was amended, effective December 31, 2007, to conform to the standard form. For a discussion of potential payments to our named executive officers, pursuant to their respective Special Termination Agreements, upon a change in control and other triggering events, please see the table below.

Potential Payments
Upon Termination of Employment or Change-in-Control
as of December 31, 2007

The table below sets forth the potential payments that generally would have been payable to each of our named executive officers as of December 31, 2007 if:

•	the named executive officer’s employment were terminated by us without “Cause” (as defined in such named executive officer’s employment agreement) or by the named executive officer for “Good Reason” (as defined in such named executive officer’s employment agreement); and

•	the named executive officer’s employment (a) were terminated by us within two years after a Change in Control (as defined in such named executive officer’s Special Termination Agreement) for any reason other than “Cause” (as defined in such named executive officer’s Special Termination Agreement) or if the executive became permanently disabled or was unable to work for a period of 180 consecutive days, (b) (i) were involuntarily terminated by us (other than for Cause) or (ii) were terminated by the named executive officer following a reduction or adverse change in the named executive officer’s duties or compensation, in each case within six months prior to a Change in Control and in anticipation of a Change in Control or (c) were terminated by the named executive officer during the term of the Special Termination Agreement but after a Change in Control if one of the events specified in such named executive officer’s Special Termination Agreement has occurred.

	Termination of		Change in
Name	Employment(1)(2)		Control(2)(3)

F. Edwin Harbach	$2,815,886	(4)	5,642,648	(5)
Judy A. Ethell	1,298,693	(6)	7,457,748	(7)
Laurent C. Lutz	2,031,039	(8)	8,095,839	(9)
Richard J. Roberts	317,763	(10)	2,006,024	(11)

*	Mr. McGeary retired from the Company, effective December 31, 2007, and Mr. You’s departure from the Company was effective on December 3, 2007.

(1)	Amounts set forth in the table for Mr. Harbach, Ms. Ethell and Mr. Lutz reflect the severance payments payable under their respective employment agreements. If Mr. Harbach, Ms. Ethell or Mr. Lutz’s employment is not terminated (i) by us without “Cause” (as defined in such named executive officer’s employment agreement) or (ii) by the named executive officer for “Good Reason” (as defined in such named executive officer’s employment agreement), then such named executive officer may still be eligible to receive payments representing earned but unpaid salary and bonus amounts, any unpaid accrued personal days or unreimbursed business expenses and any other amounts due under the Company’s benefit plans. If Mr. Harbach, Ms. Ethell or Mr. Lutz does not qualify for payment under any of the provisions of their respective employment agreements, they may be eligible to receive severance payments under their respective Managing Director Agreements if their employment is terminated other than for Cause (as defined in the respective Managing Director Agreement) or for no reason. Such payments would generally consist of all earned and unpaid base salary plus a payment equal to three months’ pay at such named executive officer’s current base salary. Amounts payable under the Managing Director Agreements for Mr. Harbach, Ms. Ethell and Mr. Lutz as of December 31, 2007 would have been $175,000, $130,000 and $130,000, respectively. Amounts set forth in the table for Mr. Roberts reflect the severance payments payable under his Managing Director Agreement.

(2)	The dollar amounts in the table with respect to RSUs and PSUs that accelerate upon a termination, Change in Control or other triggering event assume a $2.83 per share price for our common stock (the closing price on December 31, 2007).

(3)	Amounts set forth in the table for Mr. Harbach, Ms. Ethell, Mr. Lutz and Mr. Roberts reflect the termination payments payable governed under their respective Special Termination Agreements upon a Change of Control (as defined in such agreements). Even if Mr. Harbach, Ms. Ethell or Mr. Lutz is not eligible to receive the payments set forth in the table above upon a change in control (as defined in the Special Termination Agreements), all unvested options, RSUs and PSUs held will immediately vest upon the occurrence of a Change of Control (as defined under the LTIP) pursuant to such named executive officer’s employment agreement. In addition, the Change of Control provisions under the LTIP generally provide that any unvested portion of stock option grants, RSUs and PSUs will vest upon the occurrence of a Change of Control (as defined in the LTIP). See “Change of Control Provisions Under the LTIP”

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

(4)	Under Mr. Harbach’s employment agreement in effect as of December 31, 2007, Mr. Harbach would have been entitled to the following: (i) payment equal to two times the sum of his (A) annual base salary ($700,000) and (B) bonus compensation of $350,046, (ii) payment of accrued and unused personal days ($65,310), (iii) payment of premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended for a period of 18 months after termination ($21,995), and (iv) the vesting of an additional 222,081 RSUs that would have vested within the first anniversary of the termination date ($628,489).

(5)	Under Mr. Harbach’s Special Termination Agreement in effect as of December 31, 2007, Mr. Harbach would have been entitled to the following: (i) payment equal to the sum of his (A) annual base salary in 2007 ($700,000) and (B) bonus compensation of $350,046, (ii) for a period of 2 years after his termination, continuation of medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits, subject to certain exceptions ($21,897), (iii) pursuant to the terms of Mr. Harbach’s RSU grant, in the event of a Change in Control, the vesting of all unvested RSUs (an additional 888,325 RSUs valued at $2,513,960), (iv) reimbursement for outplacement services, (v) payment of any earned but unpaid salary, bonus or incentive compensation and (vi) an additional tax gross-up payment of $2,056,745, which excludes tax gross-up payments that may be payable under his Special Termination Agreement to offset the impact of excise taxes that may be imposed under provisions of the Internal Revenue Code.

(6)	Under Ms. Ethell’s employment agreement, Ms. Ethell would have been entitled to (i) payment equal to the sum of her (A) annual base salary ($520,000) and (B) target bonus ($520,000), (ii) payment of accrued and unused personal days ($94,412), (iii) payment of premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, for a period of 18 months after termination ($15,140), and the vesting of an additional 150,000 options and 52,700 RSUs that would have vested within the first anniversary of the termination date ($149,141).

(7)	Under Ms. Ethell’s Special Termination Agreement, Ms. Ethell would have been entitled to the following: (i) payment equal to 299% of the sum of her (A) annual base salary in 2007 ($520,000) and (B) target bonus for 2007 ($520,000), (ii) for a period of 2 years after her termination, continuation of medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits, subject to certain exceptions ($15,546), (iii) if Ms. Ethell’s employment is terminated by us (other than for Cause) or there is a reduction or adverse change in Ms. Ethell’s duties or compensation and Ms. Ethell terminates her employment within six months prior to a Change of Control and in anticipation of a Change of Control, the vesting of all unvested options, RSUs and PSUs (an additional 300,000 options, 105,400 RSUs and 306,905 PSUs (assuming the PSUs vest at 100%) valued at $1,166,823), (iv) reimbursement for outplacement services, (v) payment of any earned but unpaid salary, bonus or incentive compensation and (vi) an additional tax gross-up payment of $3,165,779, which excludes tax gross-up payments that may be payable under her Special Termination Agreement to offset the impact of excise taxes that may be imposed under provisions of the Internal Revenue Code.

(8)	Under Mr. Lutz’s employment agreement, Mr. Lutz would have been entitled to (i) payment equal to the sum of his (A) annual base salary ($520,000) (or, in the event of termination by Good Reason (as defined in his employment agreement), 1 and 1/2 times annual base salary) and (B) target bonus ($520,000), (ii) payment of accrued and unused personal days ($64,197), (iii) payment of premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended for a period of 18 months after termination ($21,995), (iv) vesting of an additional 36,611 RSUs scheduled to vest on the next vesting date following the termination date ($103,609) and (v) an additional tax gross-up payment of $801,238.

(9)	Under Mr. Lutz’s Special Termination Agreement, Mr. Lutz would have been entitled to the following: (i) payment equal to 299% of the sum of his (A) annual base salary in 2007 ($520,000) and (B) target bonus for 2007 ($520,000), (ii) for a period of 2 years after his termination, continuation of medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits, subject to certain exceptions ($20,932), (iii) if Mr. Lutz’s employment is terminated by us (other than for Cause) or there is a reduction or adverse change in Mr. Lutz’s duties or compensation and Mr. Lutz terminates his employment within six months prior to a Change of Control and in anticipation of a Change of Control, the vesting of all unvested RSUs and PSUs (an additional 109,833 RSUs and 383,632 PSUs (assuming the PSUs vest at 100%) valued at $1,396,506), (iv) reimbursement for outplacement services, (v) payment of any earned but unpaid salary, bonus or incentive compensation and (vi) an additional tax gross-up payment of $3,193,801, which excludes tax gross-up payments that may be payable under his Special Termination Agreement to offset the impact of excise taxes that may be imposed under provisions of the Internal Revenue Code. In addition, pursuant to his employment agreement, Mr. Lutz would have been entitled, as of December 31, 2007, to the acceleration of the remaining portion of his unpaid retention bonus ($375,000) upon a Change in Control (as defined in his Special Termination Agreement).

(10)	Under Mr. Roberts’ Managing Director Agreement, Mr. Roberts would have been entitled to payment equal to six months of his base salary ($635,525).

(11)	Under Mr. Roberts’ Special Termination Agreement, Mr. Roberts would have been entitled to the following: (i) payment equal to the sum of his (A) annual base salary in 2007 ($635,525) and (B) potential bonus or incentive compensation (20% of base salary or $127,105), (ii) for a period of 2 years after his termination, continuation of medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits, subject to certain exceptions ($18,154), (iii) if Mr. Roberts’ employment is terminated by us (other than for Cause) or (ii) there is a reduction or adverse change in Mr. Roberts’ duties or compensation and Mr. Roberts terminates his employment within six months prior to a Change of Control and in anticipation of a Change of Control, the vesting of all unvested RSUs and PSUs (an additional 69,883 RSUs and 63,939 PSUs (assuming the PSUs vest at 100%) valued at $378,716), (iv) reimbursement for outplacement services, (v) payment of any earned but unpaid salary, bonus or incentive compensation and (vi) an additional gross-up payment of $846,524, which excludes tax gross-up payments that may be payable under his Special Termination Agreement to offset the impact of excise taxes that may be imposed under provisions of the Internal Revenue Code.

Change of Control Provisions Under the LTIP. In addition to the provisions in the agreements referred to above, in the event of certain “Changes of Control” of the Company, any non-vested portion of stock option grants and RSUs, and other awards made under the LTIP will generally vest, and any contractual transfer restrictions on restricted stock or other shares issued upon the settlement of RSUs will be released except under the PSU awards. If such a Change of Control were to occur, all stock options not yet exercisable, including those of our named executive officers set forth in the table captioned “Outstanding Equity Awards at Fiscal Year-End (December 31, 2007)” would vest. Upon a Change of Control, for PSU awards, the growth target in consolidated business unit contribution will be waived and the acquiring company may (i) substitute the PSUs for the right to receive the acquiring company’s stock with the same vesting and settlement schedule, (ii) accelerate and settle in cash the ratable number of PSUs that would vest through the date of Change in Control and replace the remaining PSUs with a cash incentive bonus program that provides for an opportunity to earn up to the value of the remaining PSUs, or (iii) if neither of the above options is selected, then the PSUs will vest and settle and be payable within 10 days of the change of control.

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

We did not activate the MD Compensation Plan for 2007 because we were not, at that time, current in the filing of our SEC periodic reports. We were unable to provide for bonuses under the MD Compensation Plan since the plan has not yet been fully activated and the target levels of profitability set forth under the MD Compensation Plan were not achieved due to our ongoing issues related to our financial accounting systems and internal controls and their related impact on our ability to become current in our SEC periodic reports and deliver shares of common stock under equity-based awards.

In 2007, upon the recommendation of our Chief Executive Officer, the Compensation Committee of our Board agreed, for 2008, not to activate the provision of our MD Compensation Plan that provides for 20% of a managing director’s salary to be paid two fiscal quarters after the compensation has been earned, as determined by the Company’s performance. We expect to review the plan this year, in order to revisit whether it is still properly aligned with our current business and employee retention objectives.

Director Compensation

Non-employee directors, those who are not employed by us on a full-time or other basis, receive compensation for their service on our Board. The goals for non-employee director compensation are to fairly pay directors for their service, to align directors’ interests with the long-term interests of our stockholders and to have a structure that is transparent. An employee director receives no additional compensation for their service on the Board.

In 2007, non-employee director compensation included the following elements:

•	an annual fee of $40,000;

•	a meeting fee of $2,000 for attendance in person at any meeting of the Board or a committee of the Board and $1,000 for attendance by telephone (members of the Audit Committee are paid $2,000 for attendance at any Audit Committee meeting, whether they attended in person or by telephone);

•	a grant of stock options to purchase up to 15,000 shares of common stock upon initial election to the Board; and

•	a grant of stock options to purchase up to 5,000 shares of common stock upon initial election as the Chair of the Audit Committee.

Under the 2000 Amended and Restated LTIP, automatic grant of restricted stock awards ceased as of January 1, 2007. The Company may, in its discretion, provide discretionary grants. The Compensation Committee determined to grant 8,000 shares of restricted shares of common stock for service performed in 2007.

On December 31, 2007, Roderick McGeary, Chairman of the Board, retired as an employee of the Company. On January 1, 2008, the Compensation Committee of the Board approved an annual fee of $150,000 payable to Mr. McGeary, as compensation for his ongoing services as Chairman of the Board. This fee is in addition to the $40,000 annual fee payable to the Company’s non-employee directors.

In January 2008, the Nominating and Corporate Governance Committee of the Board performed a review of our non-employee director compensation policy and determined not to make any changes to non-employee director compensation for 2008, although it agreed to consider re-addressing the policy later in the year.

2007 Director Compensation Table

	Fees Earned
	or Paid
	in Cash	Stock Awards	Option Awards	Total
Name	($)(1)	($)(4)	($)(5)(6)	($)

Douglas C. Allred	$85,000	$15,520	$—	$100,520
Betsy J. Bernard	84,000	15,520	—	99,520
Spencer C. Fleischer	84,000	15,520	—	99,520
Jill S. Kanin-Lovers(2)	71,000	15,520	30,946	117,466
Wolfgang H. Kemna	85,000	15,520	—	100,520
Albert L. Lord	94,000	15,520	—	109,520
Eddie R. Munson(3)	51,000	15,520	6,662	73,182
J. Terry Strange	124,000	15,520	—	139,520

(1)	Unless otherwise noted, “Fees Earned or Paid in Cash” amounts consist of amounts paid for Board service rendered in 2007.

(2)	Ms. Kanin-Lovers was elected to the Board on May 10, 2007.

(3)	Mr. Munson was elected to the Board on October 19, 2007.

(4)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) with respect to grants of restricted stock awarded for 2007 service. On January 18, 2008, each director was granted 8,000 shares of restricted common stock for services rendered in 2007, each with a fair value of $15,520. In accordance with SFAS 123(R), fair value is calculated using the closing price of our common stock on the date of grant.

(5)	Reflects the dollar amount recognized for financial statement reporting purposes, in accordance with SFAS 123(R) with respect to stock option awards granted during 2007. In accordance with SFAS 123(R), fair value was estimated using the Black-Scholes option-pricing model.

(6)	Outstanding equity awards for each non-employee director is as follows (for a complete description of the beneficial ownership by our directors, see “— Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”):

	Outstanding	Outstanding
	Stock Awards at	Option Awards at
	December 31,	December 31,
Name	2007(1)	2007

Douglas C. Allred	36,000	15,000
Betsy J. Bernard	24,000	15,000
Spencer C. Fleischer	16,000	15,000
Jill S. Kanin-Lovers	—	15,000
Wolfgang H. Kemna	36,000	15,000
Albert L. Lord	32,000	15,000
Eddie R. Munson	—	15,000
J. Terry Strange	32,000	20,000

(1)	Does not include 8,000 shares of restricted stock granted on January 18, 2008 to each non-employee director as part of that director’s equity compensation for services rendered in 2007.

We also reimburse directors for reasonable travel expenses related to attending a Board, Committee or other Company-related business meetings, and provide liability insurance for our directors and officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of More Than Five Percent

The following table sets forth the only persons known by us, as of February 15, 2008, to be beneficial owners or more than five percent of our common stock.

	Common Stock
		Percentage of
Name and Address of 5% Holders of Common Stock	Number of Shares	Shares Outstanding

Ariel Capital Management, LLC(1)	41,516,556	19.3%
200 E. Randolph Drive, Suite 2900
Chicago, IL 60601
Glenview Capital Management, LLC(2)	20,599,344	9.4
767 Fifth Avenue, 44th Floor
New York, NY 10153
Whitebox Advisors, LLC(3)	16,990,113	7.3
3033 Excelsior Boulevard
Minneapolis, MN 55416
North Run Capital, LP(4)	16,709,700	7.8
One International Place, Suite 2401
Boston, MA 02110
Franklin Resources, Inc.(5)	13,496,210	6.3
One Franklin Parkway
San Mateo, CA 94403-1906
Noonday Asset Management, LP(6)	11,825,600	5.5
227 West Trade Street, Suite 2140
Charlotte, NC 28202
Tracer Capital Management L.P.(7)	11,685,813	5.4
540 Madison Avenue, 33rd Floor
New York, NY 10022

(1)	Represents shares beneficially held by Ariel Capital Management, LLC (“Ariel”), as reported on a Schedule 13G/A filed on January 10, 2008. Ariel has sole voting power with respect to 33,042,381 shares and sole dispositive power with respect to 41,516,556 shares. These shares are beneficially owned by investment advisory clients of Ariel.

(2)	Represents shares beneficially held by Glenview Capital Management, LLC (“Glenview”) and Lawrence M. Robbins, as reported on a Schedule 13G/A filed on February 14, 2008. Glenview serves as investment manager to various entities and as such may be deemed to have voting and dispositive power with respect to 20,599,344 shares, of which 4,924,244 shares are issuable upon conversion of certain convertible debentures of the Company. Mr. Robbins is the Chief Executive Officer of Glenview.

(3)	Represents shares beneficially held by Whitebox Advisors, LLC and its various related entities (collectively, “Whitebox”), as reported on a Schedule 13G filed on February 14, 2008. Whitebox serves as investment manager to various entities and as such may be deemed to have voting and dispositive power with respect to 16,990,113 shares, of which all shares are issuable upon the conversion of certain convertible debentures of the Company.

(4)	Represents shares beneficially held by North Run Capital, LP, North Run GP, LP, North Run Advisors, LLC, Todd B. Hammer and Thomas B. Ellis (“North Run”), as reported on a Schedule 13G/A filed on February 14, 2008. North Run has sole voting and dispositive powers with respect to 16,709,700 shares.

(5)	Represents shares beneficially held by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Templeton Investments Corp. (collectively “Franklin Resources”), as reported on a Schedule 13G filed on February 6, 2008. Franklin Resources has sole voting and dispositive power for up to 13,496,210 shares. These shares are beneficially owned by one or more open or closed end investment companies or other managed accounts that are investment management clients of investment mangers that are direct and indirect subsidiaries of Franklin Resources, Inc.

(6)	Represents shares beneficially held by the Noonday Funds, the Farallon Funds, and its various advisors, managing members, management company and general partner (collectively, “Noonday”), as reported on a Schedule 13G/A filed on January 4, 2008. Noonday has voting and dispositive powers for up to 11,825,600 shares.

(7)	Represents shares beneficially held by Tracer Capital Management L.P. (“Tracer”), Riley McCormack and Matt Hastings, as reported on a Schedule 13G filed on February 14, 2008. Tracer serves as investment manager to various entities and as such may be deemed to have voting and dispositive power with respect to 11,685,813 shares. Mr. McCormack and Mr. Hastings are the sole limited partners of Tracer.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of February 15, 2008, information regarding the beneficial ownership of our common stock held by (i) each of our directors and named executive officers and (2) all of our directors and executive officers as a group. To our knowledge, except as otherwise indicated, each of the persons or entities listed below has sole voting and investment power with respect to the shares beneficially owned by him or her. “Beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that he or she has the right to acquire within 60 days of February 15, 2008. Any shares that a person has the right to acquire within 60 days of February 15, 2008 are deemed to be outstanding for that person but are not deemed to be outstanding for any other person.

	Common Stock
		Percentage of
Name and Address(1)	Number of Shares	Shares Outstanding

F. Edwin Harbach(2)	222,081	*
Judy A. Ethell(3)	682,181	*
Laurent C. Lutz	22,167	*
Douglas C. Allred(4)	59,000	*
Betsy J. Bernard(5)	47,000	*
Spencer C. Fleischer(6)	39,000	*
Jill S. Kanin-Lovers	8,000	*
Wolfgang H. Kemna(7)	59,000	*
Albert L. Lord(8)	66,600	*
Roderick C. McGeary(9)	700,760	*
Eddie R. Munson	8,000	*
J. Terry Strange(10)	65,000	*
Richard J. Roberts(11)	670,542	*
Harry L. You(12)	1,072,500	*
All executive officers and directors as a group (12 persons)(13)	1,978,789	*

*	Less than 1% of our common stock outstanding.

(1)	The address for all persons listed is c/o BearingPoint, Inc., 1676 International Drive, McLean, Virginia 22102 USA.

(2)	Represents 222,081 vested RSUs.

(3)	Includes 58,400 vested RSUs, and 300,000 shares of common stock that may be acquired through the exercise of stock options. Also includes 141,600 shares of common stock and 30,000 vested RSUs held by Robert R. Glatz, Ms. Ethell’s spouse.

(4)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options.

(5)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options.

(6)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options within 60 days of December 31, 2007. Mr. Fleischer is a senior managing member of Friedman Fleischer & Lowe GP II, LLC, a Delaware limited liability company (“FFL GP”). FFL GP is the general partner of Friedman Fleischer & Lowe GP II, L.P., which is the general partner of each of Friedman Fleischer & Lowe Capital Partners II, L.P. (“FFL Capital Partners”), FFL Parallel Fund II, L.P. (“FFL Parallel Fund”) and FFL Executive Partners II, L.P. (“FFL Executive Partners,” and together with FFL Capital Partners and FFL Parallel Fund, the “FFL Funds”). The FFL Funds are the owners of record of $40 million of initial principal amount of 0.50% Convertible Senior Subordinated Debentures due July 2010 and warrants to purchase up to 3.5 million shares of common stock. Mr. Fleischer disclaims any beneficial ownership of the securities owned by the FFL Funds, except to the extent of his pecuniary interest therein, if any.

(7)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options.

(8)	Includes 15,000 shares of common stock that may be acquired through the exercise of stock options.

(9)	On December 31, 2007, Mr. McGeary retired as an employee of the Company. Mr. McGeary will continue to serve as the Chairman of our Board. Effective as of his retirement as an employee of the Company, all unvested RSUs become vested. Includes 51,256 vested RSUs and 472,928 shares of common stock that may be acquired through the exercise of stock options.

(10)	Includes 20,000 shares of common stock that may be acquired through the exercise of stock options.

(11)	Effective as of January 8, 2007, Mr. Roberts no longer served as our Chief Operating Officer, as a result of the appointment of F. Edwin Harbach as our President and Chief Operating Officer. Includes 4,301 shares held through a family trust, 196,370 vested RSUs and 381,708 shares of common stock that may be acquired through the exercise of stock options.

(12)	Includes 62,500 vested RSUs and 1,000,000 shares of common stock that may be acquired through the exercise of stock options.

(13)	Does not include Mr. Roberts or Mr. You as they were not executive officers nor, in the case of Mr. You, a director, on December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policies

The Audit Committee of our Board has the primary responsibility for reviewing, approving or ratifying any related party transactions, which include certain transactions that we may enter into with our directors or executive officers (or their immediate family members), or certain shareholders of the Company. Our legal department assists the Audit Committee in implementing procedures and processes to obtain information regarding any such related party transactions, including information obtained from our directors and officers through annual questionnaires. The Audit Committee makes all decisions with respect to whether a transaction meets the criteria of a related party transaction.

Related Transactions

Friedman Fleischer & Lowe, LLC /Spencer C. Fleischer

On July 15, 2005, we issued $40,000,000 aggregate principal amount of our July 2005 Convertible Debentures and common stock warrants to purchase up to 3,500,000 shares of our common stock pursuant to a securities purchase agreement, dated July 15, 2005 (the “FF&L Purchase Agreement”), among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC (the “FF&L Purchasers”). In accordance with the terms of the FF&L Purchase Agreement, Mr. Spencer C. Fleischer was appointed to our Board as a Class I Director, effective July 15, 2005. Mr. Fleischer is a senior managing member and Vice Chairman of Friedman Fleischer & Lowe GP II, LLC, the general partner of Friedman Fleischer & Lowe GP II, LP, which is the general partner of several investment funds that make investments in private and public companies in the United States and Bermuda; he has served in this capacity since 1998. If Mr. Fleischer ceases to be affiliated with the FF&L Purchasers or ceases to serve on the Board, so long as the FF&L Purchasers together hold at least 40% of the original principal amount of the July 2005 Senior Debentures, the FF&L Purchasers or their designees have the right to designate a replacement director to our Board. In connection with the Supplemental Indentures entered into for the Subordinated Debentures and the April 2005 Convertible Debentures and the payment of a consent fee to the holders of the April 2005 Convertible Debentures equal to 1.00% of the outstanding principal amount of the April 2005 Convertible Debentures on November 9, 2006 and an additional consent fee of 0.25% on October 27, 2007, we paid to the holders of the July 2005 Convertible Debentures an amount equal to 1.00% of the outstanding principal amount of the July 2005 Convertible Debentures and an additional 0.25%, respectively.

Judy Ethell/Robert Glatz

On October 8, 2007, the Company and Robert R. Glatz, Executive Vice President, entered into a Separation and Release of Claims Agreement regarding the terms of his departure from the Company. Mr. Glatz is the spouse of Judy A. Ethell, our Chief Financial Officer. Under the terms of the agreement, among other things: (a) Mr. Glatz’s employment with the Company terminated effective as of October 31, 2007; (b) the Company paid Mr. Glatz cash severance of $1 million; and (c) in connection with the grant of 300,000 RSUs made to Mr. Glatz on August 22, 2005, the vesting of 30,000 RSUs were accelerated on October 31, 2007, and 30,000 unvested RSUs were forfeited. As part of Mr. Glatz’s employment, Mr. Glatz was paid: (a) $520,988 in salary in 2007 and (b) $300,000 as bonus for his services in 2006, which was paid in 2007. In connection with his employment, Mr. Glatz was also provided with, and participated in, other benefits that are provided to other executives of the Company.

Director Independence

The Board has reviewed each director’s independence. As a result of this review, the Board affirmatively determined that each of Messrs. Allred, Fleischer, Kemna, Lord, Munson and Strange, and Mses. Bernard and

Kanin-Lovers has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Furthermore, each of these directors is independent of the Company and its management under the listing standards of the NYSE currently in effect and, with respect to members of the Audit Committee, the applicable regulations of the SEC. Mr. Harbach is an employee of the Company and while Mr. McGeary resigned as an employee of the Company as of December 31, 2007, he is not considered an independent director under the NYSE’s listing standards due to his recent employment with the Company.

In connection with the Board’s determination of Mr. Fleischer’s independence, the Board re-examined Mr. Fleischer’s status as a senior managing member of one of the Company’s convertible debt holders. After considering all relevant facts and circumstances, the Board determined Mr. Fleischer’s relationship was not material and does not impair the independence of Mr. Fleischer. Although Mr. Fleischer is invited to attend committee meetings from time to time, he is not a member of our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee. For more information about Mr. Fleischer’s appointment to the Board and his relationship to one of our convertible debt holders, please see “— Friedman Fleischer & Lowe, LLC /Spencer C. Fleischer.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Independent Registered Public Accountants’ Fees

For fiscal years 2007 and 2006, our independent registered public accountants, Ernst & Young LLP and PricewaterhouseCoopers LLP, respectively, billed us the fees and expenses set forth below in connection with services rendered:

	Fiscal Year Ended December 31,
Type of Fee	2007	2006

Audit Fees(1)	$31,595,000	$30,211,000
Audit-Related Fees(2)	805,000	275,000
Tax Fees(3)	449,000	960,000
All Other Fees(4)	2,187,000	15,000

Total	$35,036,000	$31,461,000

(1)	Audit fees include audits of consolidated financial statements, reviews of unaudited quarterly financial statements and services that are normally provided by independent auditors in connection with statutory and regulatory filings.

(2)	Audit-related fees include assurance and related services provided by our independent auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included above under “Audit Fees.” These services principally include audits of employee benefit plans, accounting consultations, and other services in connection with regulatory reporting requirements.

(3)	Tax services principally include consultation in connection with tax compliance, tax consultations and tax planning.

(4)	All other fees include licenses to technical accounting research software and, for 2007, an EMEA due diligence review.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements of the Company required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(3) See the exhibits listed below under Item 15(b).

(b) Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of August 2, 2007, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 8-K filed with the SEC on August 8, 2007.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit A to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

4.4	Second Amendment to the Rights Agreement, dated as of October 27, 2007, between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 4.4 from the Company’s Form 10-Q for the quarter ended June 30, 2007.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended March 31, 2001.

10.2	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended March 31, 2001.

10.3	Stock Purchase Agreement dated as of December 29, 1999, among Cisco Systems, Inc., KPMG LLP and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1. (Registration No. 333-36328) (referred to below as “the Company’s Form S-1”).

10.4	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

Exhibit No.	Description

10.5	Irrevocable Waiver, dated May 17, 2004, by Cisco Systems, Inc. with respect to the Investor Rights Agreement, dated January 31, 2000 and the Stock Purchase Agreement, dated December 29, 1999, which is incorporated herein by reference to Exhibit 10.49 of the Company’s Form S-1/A (Registration No. 333-100199).

10.6	Credit Agreement dated as of May 18, 2007, as amended and restated on June 1, 2007, among the Company, BearingPoint, LLC, the guarantors party thereto, the lenders party thereto, UBS Securities LLC, Morgan Stanley Senior Funding, Inc., UBS AG, Stamford Branch and Wells Fargo Foothill, LLC, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 10-K for the year ended December 31, 2006.

10.7	Security Agreement dated as of May 18, 2007, among the Company, BearingPoint, LLC, the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-K for the year ended December 31, 2006.

10.8	Form of Term Note under the Credit Agreement dated as of May 18, 2007, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended December 31, 2006.

10.9	Form of 2.50% Series A Convertible Subordinated Debentures due 2024, which is incorporated by reference to Exhibit 10.66 from the Company’s Form 10-K for the year ended December 31, 2004.

10.10	Form of 2.75% Series B Convertible Subordinated Debentures due 2024, which is incorporated by reference to Exhibit 10.67 from the Company’s Form 10-K for the year ended December 31, 2004.

10.11	Purchase Agreement, dated as of December 16, 2004, among the Company and the Initial Purchasers named therein, which is incorporated by reference to Exhibit 10.68 from the Company’s Form 10-K for the year ended December 31, 2004.

10.12	Indenture, dated as of December 22, 2004, by and between the Company and The Bank of New York, as trustee, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on March 10, 2006.

10.13	First Supplemental Indenture, dated as of November 7, 2006, between BearingPoint, Inc. and The Bank of New York, as trustee under the Indenture, dated as of December 22, 2004, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on November 8, 2006.

10.14	Resale Registration Rights Agreement, dated December 22, 2004, between the Company and the Initial Purchasers, which is incorporated by reference to Exhibit 10.70 from the Company’s Form 10-K for the year ended December 31, 2004.

10.15	Form of 5.00% Convertible Senior Subordinated Debentures due 2025, which is incorporated by reference to Exhibit 10.71 from the Company’s Form 10-K for the year ended December 31, 2004.

10.16	Form of Securities Purchase Agreement, dated April 21, 2005, among the Company and the purchasers named therein, which is incorporated by reference to Exhibit 10.72 from the Company’s Form 10-K for the year ended December 31, 2004.

10.17	Indenture, dated as of April 27, 2005, by and between the Company and the Bank of New York, as trustee, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed on March 10, 2006.

Exhibit No.	Description

10.18	First Supplemental Indenture, dated as of November 2, 2006, between BearingPoint, Inc. and The Bank of New York, as trustee under the Indenture, dated as of April 27, 2005, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed on November 3, 2006.

10.19	Registration Rights Agreement, dated April 27, 2005, between the Company and the placement agents named therein, which is incorporated by reference to Exhibit 10.74 from the Company’s Form 10-K for the year ended December 31, 2004.

10.20	Securities Purchase Agreement, dated July 15, 2005, among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.75 from the Company’s Form 10-K for the year ended December 31, 2004.

10.21	Form of 0.50% Convertible Senior Subordinated Debentures due July 2010, which is incorporated by reference to Exhibit 10.76 from the Company’s Form 10-K for the year ended December 31, 2004.

10.22	Form of Warrant Certificate, dated July 15, 2005, which is incorporated by reference to Exhibit 10.77 from the Company’s Form 10-K for the year ended December 31, 2004.

10.23	Registration Rights Agreement, dated July 15, 2005, between the Company and certain affiliates of Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.78 from the Company’s Form 10-K for the year ended December 31, 2004.

10.24	Amended and Restated 2000 Long-Term Incentive Plan, effective as of February 2, 2007, which is incorporated herein by reference to Exhibit 10.24 from the Company’s Form 10-K for the year ended December 31, 2006.

10.25	Employee Stock Purchase Plan, as amended and restated as of February 1, 2007, which is incorporated herein by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended December 31, 2006.

10.26	Amended and Restated 401(k) Plan dated August 21, 2003, which is incorporated herein by reference to Exhibit 10.19 from the Company’s Form 10-K for the year ended June 30, 2003.

10.27	Amendment No. 1 to Amended and Restated 401(k) Plan dated April 29, 2004, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form S-1/A (Registration No. 333-100199).

10.28	Amendment No. 2 to Amended and Restated 401(k) Plan dated June 24, 2005, which is incorporated by reference to Exhibit 10.24 from the Company’s Form 10-K for the year ended December 31, 2004.

10.29	Amendment No. 3 to Amended and Restated 401(k) Plan dated August 22, 2005, which is incorporated by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended December 31, 2004.

10.30	Amendment No. 4 to Amended and Restated 401(k) Plan dated November 1, 2005, which is incorporated by reference to Exhibit 10.26 from the Company’s Form 10-K for the year ended December 31, 2004.

10.31	Amendment No. 5 to Amended and Restated 401(k) Plan, effective as of September 14, 2006, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Form 10-K for the year ended December 31, 2006.

10.32	Amendment No. 6 to Amended and Restated 401(k) Plan, effective as of January 1, 2006, which is incorporated herein by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended December 31, 2006.

Exhibit No.	Description

10.33	Amendment No. 7 to Amended and Restated 401(k) Plan, effective as of May 1, 2007, which is incorporated herein by reference to Exhibit 10.33 from the Company’s Form 10-K for the year ended December 31, 2006.

10.34	Deferred Compensation Plan, as amended and restated as of August 1, 2003, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form 10-K for the year ended June 30, 2003.

10.35	Amendment to Deferred Compensation Plan effective as of December 31, 2004, which is incorporated by reference to Exhibit 10.28 from the Company’s Form 10-K for the year ended December 31, 2004.

10.36	Amended and Restated BearingPoint, Inc. Managing Directors Deferred Compensation Plan dated January 1, 2006, which is incorporated by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended December 31, 2004.

10.37	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1 (including for Richard Roberts).

10.38	Form of Amendment to the Managing Director Agreement, dated as of January 31, 2005, between the Company and certain executive officers (including for Richard Roberts), which is incorporated by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended December 31, 2004.

10.39	Form of Managing Director Agreement (including for Roderick C. McGeary), which is incorporated herein by reference to Exhibit 10.39 from the Company’s Form 10-K for the year ended December 31, 2006.

10.40	Form of Managing Director Agreement, which is incorporated herein by reference to Exhibit 10.40 from the Company’s Form 10-K for the year ended December 31, 2006.

10.41	Form of Special Termination Agreement (including for Richard Roberts), which is incorporated by reference to Exhibit 10.93 from the Company’s Form 10-K for the year ended December 31, 2005.

10.42	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.43	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.44	Form of Restricted Stock Unit agreement under the Company’s 2000 Long-Term Incentive Plan for managing directors and employees, which is incorporated by reference to Exhibit 10.81 from the Company’s Form 10-K for the year ended December 31, 2004.

10.45	Form of Performance Share Award Unit Agreement, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on February 8, 2007.

10.46	Form of Performance Cash Award Agreement, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed with the SEC on February 8, 2007.

10.47	Employment Letter, effective as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.86 from the Company’s Form 10-K for the year ended December 31, 2004.

Exhibit No.		Description

10.48		Managing Director Agreement, dated as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.87 from the Company’s Form 10-K for the year ended December 31, 2004.

10.49		Restricted Stock Unit Agreement, dated March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.88 from the Company’s Form 10-K for the year ended December 31, 2004.

10.50		Special Termination Agreement, dated as of March 21, 2005, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.89 from the Company’s Form 10-K for the year ended December 31, 2004.

10.51		Stock Option Agreement, between the Company and Harry L. You, which is incorporated by reference to Exhibit 10.90 from the Company’s Form 10-K for the year ended December 31, 2004.

10.52		Form of Restricted Stock Unit Agreement awarded to Harry You and Roderick C. McGeary, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed with the SEC on February 13, 2007.

10.53		Employment Letter, effective as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.91 from the Company’s Form 10-K for the year ended December 31, 2004.

10.54		Managing Director Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated herein by reference to Exhibit 10.54 from the Company’s Form 10-K for the year ended December 31, 2006.

10.55		Special Termination Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.93 from the Company’s Form 10-K for the year ended December 31, 2004.

10.56		Letter Agreement dated October 3, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.95 from the Company’s Form 10-K for the year ended December 31, 2005.

10.57		Restricted Stock Unit Agreement, dated September 19, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.96 from the Company’s Form 10-K for the year ended December 31, 2005.

10.58		Restricted Stock Unit Agreement, dated September 19, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.97 from the Company’s Form 10-K for the year ended December 31, 2005.

10.59		Employment Letter, effective as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.91 from the Company’s Form 10-K for the year ended December 31, 2005.

10.60		Managing Director Agreement, dated as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.92 from the Company’s Form 10-K for the year ended December 31, 2005.

10.61		Special Termination Agreement, dated as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.94 from the Company’s Form 10-K for the year ended December 31, 2005.

10	.62*	Employment Letter, effective as of December 31, 2007, between the Company and F. Edwin Harbach.

Exhibit No.		Description

10	.63*	Managing Director Agreement, effective as of December 31, 2007, between the Company and F. Edwin Harbach.

10	.64*	Special Termination Agreement, dated as of December 31, 2007, between the Company and F. Edwin Harbach.

10.65		Restricted Stock Unit Agreement, dated January 8, 2007, between the Company and F. Edwin Harbach, which is incorporated by reference to Exhibit 99.5 from the Company’s Form 8-K filed with the SEC on January 12, 2007.

10	.66*	Amendment No. 1 to the Restricted Stock Unit Agreement with F. Edwin Harbach dated January 8, 2007, dated as of December 31, 2007.

10	.67*	Restricted Stock Unit Agreement, dated January 7, 2008, between the Company and F. Edwin Harbach.

10	.68*	Stock Option Agreement, dated January 7, 2008, between the Company and F. Edwin Harbach.

14.1		Standards of Business Conduct, which is incorporated by reference to Exhibit 14.1 from the Company’s Form 10-K for the year ended December 31, 2006.

16.1		Letter dated June 28, 2007, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, which is incorporated by reference to Exhibit 16.1 from the Company’s Form 10-K for the year ended December 31, 2006.

21	.1*	List of subsidiaries of the Registrant.

23	.1*	Consent of Ernst & Young LLP.

23	.2*	Consent of PricewaterhouseCoopers LLP.

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32	.1*	Certification of Chief Executive Officer pursuant to Section 1350.

32	.2*	Certification of Chief Financial Officer pursuant to Section 1350.

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 28, 2008 by the undersigned, thereunto duly authorized.

BEARINGPOINT, INC.

By:	/s/ F. Edwin Harbach
Name: F. Edwin Harbach
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ F. Edwin Harbach F. Edwin Harbach	Director, President and Chief Executive Officer (principal executive officer)

/s/ Judy A. Ethell Judy A. Ethell	Chief Financial Officer (principal financial and accounting officer)

/s/ Roderick C. McGeary Roderick C. McGeary	Chairman of the Board of Directors

/s/ Douglas C. Allred Douglas C. Allred	Director

/s/ Betsy J. Bernard Betsy J. Bernard	Director

/s/ Spencer C. Fleischer Spencer C. Fleischer	Director

/s/ Jill S. Kanin-Lovers Jill S. Kanin-Lovers	Director

/s/ Wolfgang H. Kemna Wolfgang H. Kemna	Director

/s/ Albert L. Lord Albert L. Lord	Director

/s/ Eddie R. Munson Eddie R. Munson	Director

/s/ J. Terry Strange J. Terry Strange	Director

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEARINGPOINT, INC.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of BearingPoint, Inc.:

We have audited the accompanying consolidated balance sheet of BearingPoint, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the consolidated financial position of BearingPoint, Inc. at December 31, 2007, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BearingPoint, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 (included in Item 9A) expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 26, 2008

REPORT OF PRICEWATERHOUSECOOPERS LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BearingPoint, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BearingPoint, Inc. and its subsidiaries (the “Company”) at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

PricewaterhouseCoopers LLP
Boston, Massachusetts
June 27, 2007

BEARINGPOINT, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$466,815	$389,571
Restricted cash (note 2)	1,703	3,097
Accounts receivable, net of allowance for doubtful accounts of $5,980 at December 31, 2007 and $5,927 at December 31, 2006	356,178	361,638
Unbilled revenue	319,132	341,357
Income tax receivable	8,869	1,414
Deferred income taxes	11,521	7,621
Prepaid expenses	36,500	33,677
Other current assets	38,122	65,611

Total current assets	1,238,840	1,203,986
Property and equipment, net	113,771	146,392
Goodwill	494,656	463,446
Deferred income taxes, less current portion	25,179	41,663
Other assets	108,958	83,753

Total assets	$1,981,404	$1,939,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$3,700	$360
Accounts payable	215,999	270,321
Accrued payroll and employee benefits	368,208	369,503
Deferred revenue	115,961	131,313
Income tax payable	58,304	33,324
Current portion of accrued lease and facilities charges	17,618	17,126
Deferred income taxes	15,022	20,109
Accrued legal settlements	8,716	59,718
Other current liabilities	108,364	135,837

Total current liabilities	911,892	1,037,611
Notes payable, less current portion	970,943	671,490
Accrued employee benefits	118,235	116,087
Accrued lease and facilities charges, less current portion	48,066	49,792
Deferred income taxes, less current portion	9,581	7,984
Income tax reserve	243,308	108,499
Other liabilities	148,668	125,078

Total liabilities	2,450,693	2,116,541

Commitments and contingencies (notes 9, 10, 11)
Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 219,890,126 shares issued and 215,156,077 shares outstanding on December 31, 2007 and 205,406,249 shares issued and 201,593,999 shares outstanding on December 31, 2006	2,186	2,044
Additional paid-in capital	1,438,369	1,315,190
Accumulated deficit	(2,180,578)	(1,697,639)
Notes receivable from stockholders	—	(7,466)
Accumulated other comprehensive income	308,857	246,297
Treasury stock, at cost (4,734,049 shares on December 31, 2007 and 3,812,250 shares on December 31, 2006)	(38,123)	(35,727)

Total stockholders’ deficit	(469,289)	(177,301)

Total liabilities and stockholders’ deficit	$1,981,404	$1,939,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenue	$3,455,562	$3,444,003	$3,388,900
Costs of service:
Professional compensation	1,846,571	1,716,632	1,770,405
Other direct contract expenses	819,618	896,999	972,787
Lease and facilities restructuring charges	20,869	29,621	29,581
Other costs of service	299,979	250,225	258,135

Total costs of service	2,987,037	2,893,477	3,030,908

Gross profit	468,525	550,526	357,992
Amortization of purchased intangible assets	—	1,545	2,266
Goodwill impairment charge	—	—	166,415
Selling, general and administrative expenses	701,317	748,250	750,867

Operating loss	(232,792)	(199,269)	(561,556)
Interest income	12,084	8,749	9,049
Interest expense	(61,216)	(37,182)	(33,385)
Insurance settlement	—	38,000	—
Other (expense) income, net	(8,566)	8,659	(13,630)

Loss before taxes	(290,490)	(181,043)	(599,522)
Income tax expense	72,233	32,397	122,121

Net loss	$(362,723)	$(213,440)	$(721,643)

Loss per share — basic and diluted:
Net loss	$(1.68)	$(1.01)	$(3.59)
Weighted average shares — basic and diluted	216,167,179	212,154,618	201,020,274

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

					Notes	Accumulated
	Common Stock		Additional		receivable	other
	Shares		paid-in	Accumulated	from	comprehensive	Treasury Stock		Comprehensive
	issued	Amount	capital	deficit	stockholders	income (loss)	Shares	Amount	Income (loss)	Total

Balance at December 31, 2004	203,133	2,022	1,143,059	(762,556)	(8,055)	285,955	(3,812)	(35,727)		624,698
Exercise of stock options under Long-Term Incentive Plan, including tax benefit of $75	164	1	1,200	—	—	—	—	—		1,201
Sale of common stock under Employee Stock Purchase Plan, including tax benefit of $520	2,053	21	14,269	—	—	—	—	—		14,290
Notes receivable from stockholders, including $6 in interest and forgiveness of loan	—	—	—	—	477	—	—	—		477
Compensation recognized for stock options, restricted stock awards and restricted stock units	—	—	82,346	—	—	—	—	—		82,346
Cash paid in lieu of stock issuance related to transactions involving Andersen Business Consulting	—	—	(4,929)	—	—	—	—	—		(4,929)
Compensation recognized for stock awards related to transactions involving Andersen Business Consulting	—	—	3,491	—	—	—	—	—		3,491
Beneficial conversion feature relating to the July 2005 Senior Debentures	—	—	14,288	—	—	—	—	—		14,288
Fair value of the July 2005 Warrants	—	—	8,073	—	—	—	—	—		8,073
Comprehensive loss:
Net loss	—	—	—	(721,643)	—	—	—	—	$(721,643)	(721,643)
Minimum pension liability						(13,321)			(13,321)	(13,321)
Foreign currency translation adjustment	—	—	—	—	—	(54,543)	—	—	(54,543)	(54,543)

Total comprehensive loss									$(789,507)

Balance at December 31, 2005	205,350	$2,044	$1,261,797	$(1,484,199)	$(7,578)	$218,091	(3,812)	$(35,727)		$(45,572)

Notes receivable from stockholders, including $3 in interest and forgiveness of loan	—	—	—	—	112	—	—	—		112
Restricted stock awards to Board of Directors	56	—	460	—	—	—	—	—		460
Compensation recognized for stock options and restricted stock units	—	—	52,933	—	—	—	—	—		52,933
SFAS 158 adjustment, net of tax benefit of $3,756	—	—	—	—	—	(11,417)	—	—		(11,417)
Comprehensive income (loss):
Net loss	—	—	—	(213,440)	—	—	—	—	$(213,440)	(213,440)
Minimum pension liability, net of tax of $2,961	—	—	—	—	—	8,880	—	—	8,880	8,880
Foreign currency translation adjustment	—	—	—	—	—	30,743	—	—	30,743	30,743

Total comprehensive loss									$(173,817)

Balance at December 31, 2006	205,406	$2,044	$1,315,190	$(1,697,639)	$(7,466)	$246,297	(3,812)	$(35,727)		$(177,301)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(in thousands)

					Notes	Accumulated
	Common Stock		Additional		receivable	other
	Shares		paid-in	Accumulated	from	comprehensive	Treasury Stock		Comprehensive
	issued	Amount	capital	deficit	stockholders	income (loss)	Shares	Amount	Income (loss)	Total

Balance at December 31, 2006	205,406	$2,044	$1,315,190	$(1,697,639)	$(7,466)	$246,297	(3,812)	$(35,727)		$(177,301)
Compensation recognized for stock options, restricted stock units, performance share units, Employee Stock Purchase Plan, BE an Owner and restricted stock awards	—	—	97,062	—	—	—	—	—		97,062
Sale of common stock under Employee Stock Purchase Plan — BE an Owner	2,546	26	10,122	—	—	—	—	—		10,148
Sale of common stock under Employee Stock Purchase Plan	3,104	31	12,343	—	—	—	—	—		12,374
Restricted stock awards to Board of Directors	48	—	—	—	—	—	—	—		—
Settlement of notes receivable from stockholders	—	(3)	(6,649)	—	7,466	—	(297)	(782)		32
Settlement of softline acquisition obligation	563	6	10,383	—	—	—	—	—		10,389
Settlement of restricted stock units	8,223	82	(82)	—	—	—	(625)	(1,614)		(1,614)
FSP 00-19-2 adoption	—	—	—	(371)	—	—	—	—		(371)
FIN 48 adoption	—	—	—	(119,845)	—	—	—	—		(119,845)
Comprehensive income (loss):
Net loss	—	—	—	(362,723)	—	—	—	—	$(362,723)	(362,723)
Prior service cost, net of tax benefit of $1,270	—	—	—	—	—	1,800	—	—	1,800	1,800
Net actuarial gain, net of tax of $6,229	—	—	—	—	—	13,056	—	—	13,056	13,056
Foreign currency translation adjustment	—	—	—	—	—	47,704	—	—	47,704	47,704

Total comprehensive loss									$(300,163)

Balance at December 31, 2007	219,890	$2,186	$1,438,369	$(2,180,578)	$—	$308,857	(4,734)	$(38,123)		$(469,289)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(362,723)	$(213,440)	$(721,643)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	4,060	(13,406)	49,211
Provision (benefit) for doubtful accounts	2,465	(464)	5,334
Stock-based compensation	97,062	53,393	85,837
Impairment of goodwill	—	—	166,415
Depreciation and amortization of property and equipment	63,472	74,023	70,544
Amortization of purchased intangible assets	—	1,545	2,266
Lease and facilities restructuring charges	20,869	29,621	29,581
Loss on disposal and impairment of assets	9,575	3,769	—
Amortization of debt issuance costs and debt accretion	13,955	8,936	12,396
Other	11,326	(8,549)	11,597
Changes in assets and liabilities:
Accounts receivable	17,353	84,124	(52,196)
Unbilled revenue	28,510	19,814	20,492
Income tax receivable, prepaid expenses and other current assets	19,742	(23,702)	26,318
Other assets	(14,363)	(5,710)	(10,025)
Accounts payable	(58,711)	(26,322)	(3,113)
Accrued legal settlements and other current liabilities	(51,421)	(12,715)	61,240
Accrued payroll and employee benefits	(5,501)	48,099	47,018
Deferred revenue	(18,941)	(38,605)	62,788
Income tax reserve and other liabilities	29,084	78,269	22,869

Net cash (used in) provided by operating activities	(194,187)	58,680	(113,071)

Cash flows from investing activities:
Purchases of property and equipment	(37,335)	(50,581)	(40,849)
Decrease (increase) in restricted cash	1,393	118,151	(100,194)

Net cash (used in) provided by investing activities	(35,942)	67,570	(141,043)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,374	—	14,896
Treasury stock through net share delivery	(1,614)	—	—
Net proceeds from issuance of notes payable	284,015	—	282,156
Repayments of notes payable	(4,209)	(6,506)	(16,985)
Decrease in book overdrafts	—	(810)	(980)
Payments made in lieu of stock issuance	—	—	(4,929)
Increase in notes receivable from stockholders	—	—	(6)

Net cash provided by (used in) financing activities	290,566	(7,316)	274,152

Effect of exchange rate changes on cash and cash equivalents	16,807	15,297	(9,508)

Net increase in cash and cash equivalents	77,244	134,231	10,530
Cash and cash equivalents — beginning of period	389,571	255,340	244,810

Cash and cash equivalents — end of period	$466,815	$389,571	$255,340

Supplementary cash flow information:
Interest paid	$43,733	$27,582	$17,547
Taxes paid, net of refunds	$18,427	$21,333	$(41,741)
Supplemental non-cash investing and financing activities:
Settlement of notes receivable from stockholders	$7,466	$—	$—
Settlement of Softline acquisition obligation	$10,389	$—	$—
Sale of common stock — BE an Owner	$10,148	$—	$—
Beneficial conversion feature related to the July 2005 Debentures	$—	$—	$14,288
Fair value of July 2005 Warrants	$—	$—	$8,073

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1. Description of the Business

BearingPoint, Inc. (the “Company”) is one of the world’s leading providers of management and technology consulting services to Forbes Global 2000 companies as well as government organizations. The Company’s core services, which include management consulting, technology solutions, as well as application services and managed services, are designed to help its clients generate revenue, increase cost-effectiveness, manage regulatory compliance, integrate information and transition to “next-generation” technology. The Company had approximately 17,100 employees at December 31, 2007.

In North America, the Company delivers consulting services through its Public Services, Commercial Services and Financial Services industry groups, which provide significant industry-specific knowledge and service offerings. Outside of North America, the Company is organized on a geographic basis - Europe, the Middle East and Africa (“EMEA”), the Asia Pacific region and Latin America.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain of the Company’s consolidated foreign subsidiaries reported their results on a one-month reporting lag, which allowed additional time to compile results. During the fourth quarter of 2006, the one-month reporting lag in the remaining EMEA entities was eliminated, in order for certain foreign subsidiaries of the Company to report on a basis consistent with the Company’s fiscal reporting period. The elimination of one month of activity increased the Company’s 2006 consolidated net loss for the year ended December 31, 2006 by $1,164.

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

Revenue Recognition

The Company earns revenue from three primary sources: (1) technology integration services in which it designs, builds and implements new or enhanced system applications and related processes, (2) services to provide general business consulting, such as system selection or assessment, feasibility studies, business valuations and corporate strategy services, and (3) managed services in which it manages, staffs, maintains,

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

hosts or otherwise runs solutions and systems provided to its customers. Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which require management to make judgments and estimates in recognizing revenue. Fees for these contracts may be charged based upon time-and-material, cost-plus or fixed price.

Technology integration services represent a significant portion of the Company’s business and are generally accounted for under the percentage-of-completion method in accordance with Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). A portion of the Company’s revenue is derived from arrangements that include software developed and/or provided by the Company. The Company recognizes software license fees included in these arrangements as revenue in accordance with SOP 97-2, “Software Revenue Recognition” as amended by SOP 98-9 by applying the provisions of SOP 81-1, as appropriate. Software license fee revenue is generally included in the Company’s technology integration service revenue, which is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon costs to the client incurred as a percentage of the total estimated costs to the client. When total cost estimates exceed revenue, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Incentives and award payments are included in estimated revenue using the percentage-of-completion method when the realization of such amounts is deemed probable upon achievement of certain defined goals. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and costs are determined, such adjustments are recorded in the period in which they are first identified. Revenue arrangements entered into with the same client that are accounted for under SOP 81-1 are accounted for on a combined basis when they: are negotiated as a package with an overall profit margin objective; essentially represent an agreement to do a single project; involve interrelated activities with substantial common costs; and are performed concurrently or sequentially.

Revenue for general business consulting services is recognized as work is performed and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. For contracts with fees based on time-and-materials or cost-plus, the Company recognizes revenue over the period of performance. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables have been provided. Revenue arrangements entered into with the same client that are accounted for under SAB 104 are accounted for on a combined basis when they are entered into at or near the same time, unless it is clearly evident that the contracts are not related to one another.

For managed service arrangements, the Company typically implements or builds system applications for customers that it then manages or runs for periods that may span several years. Such arrangements include the delivery of a combination of one or more of the Company’s service offerings and are governed by Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In managed service arrangements in which the system application implementation or build has standalone value to the customer, and management has sufficient objective evidence of fair value for the managed or run services, the Company bifurcates the total arrangement into two units of accounting based upon the residual method: (i) the system application implementation or build, which is recognized as technology integration

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

services using the percentage-of-completion method under SOP 81-1; and (ii) the managed or run services, which are recognized under SAB 104 ratably over the estimated life of the customer relationship. In instances where the Company is unable to bifurcate a managed service arrangement into separate units of accounting, the total contract is recognized as one unit of accounting under SAB 104. In such instances, total fees and direct and incremental costs related to the system application implementation or build are deferred and recognized together with managed or run services upon completion of the system application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the system application implementation or build and managed services. Fees from transaction-based services are recognized as earned if the Company has sufficient objective evidence of fair value for such transactions; otherwise, transaction fees are spread ratably over the remaining life of the customer relationship period when the Company determines these fees are realizable. The determination of fair value requires the Company to use significant judgment. Management determines the fair value of service revenue based upon the Company’s recent pricing for those services when sold separately and/or prevailing market rates for similar services.

Revenue on cost-plus-fee contracts is recognized to the extent of costs incurred plus an estimate of the applicable fees earned. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

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

Costs of Service

Costs of service include professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving the Company’s client base. Professional compensation consists of payroll costs and related benefits including stock-based compensation, bonuses, tax equalization for employees on foreign assignments, and reductions in workforce associated with client service professional staff. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Lease and facilities restructuring charges represent the fair value of future lease obligations (net of estimated sublease income), the unamortized cost of fixed assets no longer in use and other incurred costs associated with the Company’s office space reduction efforts. Recurring lease and facilities charges for occupied offices are included in other costs of service.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force and other functions related to managing and growing the Company’s business. Advertising costs are expensed when advertisements are first placed or run. Advertising expense was $24,903, $21,304 and $20,681 for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of all cash balances, demand deposits and highly liquid investments with insignificant interest rate risks and original maturity of three months or less. The Company’s cash equivalents consisted of money market investments and interest-bearing accounts of $203,507 and $225,411 at December 31, 2007, respectively, and $148,731 and $41,678 at December 31, 2006, respectively. Book overdrafts representing outstanding checks in excess of funds on deposit are classified as short-term borrowings and included in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2006, cash and cash equivalents and accrued payroll and employee benefits included approximately $21,240 of employee contributions to the Employee Stock Purchase Plan (the “ESPP”) held by the Company, which were payable on demand. As of December 31, 2007, there were no employee contributions held by the Company because there was not an offering period at that time (an offering period closed on October 29, 2007 and the next offering period did not open until February 1, 2008). As of December 31, 2007 and 2006, the Company classified as restricted cash approximately $1,703 and $3,097, respectively, of cash collateral posted to secure reimbursement obligations under letters of credit and surety bonds.

Concentrations of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term maturities. At December 31, 2007 and 2006, the fair value of the Company’s notes payable, including the current portion, was $744,013 and $776,241, respectively, compared to their respective carrying values of $974,643 and $671,850. The fair value was primarily estimated based on the quoted market price or in the case of the July 2005 Convertible Debentures, based on a Black-Scholes calculation. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of notes payable, trade receivables, and unbilled revenue. The Company’s cash and cash equivalents are placed with financial institutions with high credit standings. The Company’s cash equivalents are primarily invested in money market funds. These money market funds invest in asset-backed securities that could subject the Company to valuation risk in the event that these securities experience significant declines in their fair value. The Company’s customer base consists of large numbers of geographically diverse customers dispersed across many countries. Concentration of credit risk with respect to trade accounts receivables is not significant.

During 2007, 2006 and 2005, the Company’s revenue from the U.S. Federal government, inclusive of government sponsored enterprises and reported in the Public Services segment, was $981,604, $983,075 and $978,976, respectively, representing 28.4%, 28.5% and 28.9% of total revenue, respectively. At December 31, 2007 and 2006, receivables due from the U.S. Federal government were $101,047 and $64,605, respectively. Unbilled revenue due from the U.S. Federal government was $93,445 and $123,791 at December 31, 2007 and 2006, respectively. While most of the Company’s government agency clients have the ability to unilaterally terminate their contracts, the Company’s relationships are seldom with political appointees, and the Company has not historically experienced a loss of U.S. Federal government projects with a change in administration.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Valuation of Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Assessing the collectibility of customer receivables requires management judgment. The Company determines its allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends, and changes in customer payment terms. Valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated valuation reserve are written-off.

Property and Equipment

Property and equipment are recorded at cost, less allowances for depreciation and amortization. The cost of software purchased or developed for internal use is capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation is provided for all classes of assets for financial statement purposes using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over three to five years, software purchased or developed for internal use is depreciated over one to five years, and furniture is depreciated over three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining term of the respective lease. Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the asset cost and related accumulated depreciation are relieved from the Consolidated Balance Sheets, and any associated gain or loss is recognized in income from operation.

Accounting for Leases

The Company leases its office facilities under non-cancelable operating leases that expire at various dates through 2017, and may include options that permit renewals for additional periods. Rent abatements and escalations are considered in the determination of straight-line rent expense for operating leases. The Company receives incentives to lease office facilities in certain areas. These incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term.

Asset Retirement Obligations

The Company leases all of its office facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” these asset retirement obligations are initially measured at fair value and recorded as a liability, and a corresponding increase is recorded to the carrying amount of the leasehold improvement. At December 31, 2007 and 2006, asset retirement obligations were $3,802 and $2,636, respectively.

Goodwill and Other Intangible Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeds the fair value of net identifiable assets on the date of purchase. The Company assesses goodwill for impairment on at least an annual basis on April 1 and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

An impairment review of the carrying amount of goodwill is also conducted if events or changes in circumstances indicate that goodwill might be impaired. The Company considers the following to be important factors that could trigger an impairment review: significant underperformance relative to historical or projected future operating results; identification of other impaired assets within a reporting unit; the more-likely-than not expectation that a reporting unit or a significant portion of a reporting unit will be sold; significant adverse changes in business climate or regulations; significant changes in senior management; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period or a significant unforeseen decline in the Company’s credit rating. In testing goodwill for impairment, the Company aggregates its reporting units with similar economic characteristics as one reporting unit. The resulting reporting units are consistent with the Company’s reportable segments as identified in Note 18, “Segment Information.” To conduct a goodwill impairment test, the fair value of the reporting unit is first compared to its carrying value. The aggregate carrying value of all reporting units equals the Company’s stockholders’ deficit. If the reporting unit’s allocated carrying value exceeds its fair value, the Company undertakes a second evaluation to assess the required impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Management estimates the fair value of its reporting units using a combination of the discounted cash flow valuation model and comparable market transaction models.

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

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at period end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of accumulated other comprehensive income in the Consolidated Statements of Changes in Stockholders’ Equity (Deficit). Foreign currency transaction gains and losses related to short-term intercompany loans are recorded in the Consolidated Statements of Operations as incurred. Intercompany loans that are of a long-term nature are accounted for in accordance with SFAS No. 52,

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

“Foreign Currency Translation,” whereby foreign currency transaction gains and losses are reported in the same manner as translation adjustments. Cash flows of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars using weighted average exchange rates for the period.

Foreign currency gains (losses) are reported as a component of other (expense) income, net in the Consolidated Statements of Operations. For the years ended December 31, 2007, 2006 and 2005, net foreign currency (losses) gains were $(9,653), $8,855 and $(13,454), respectively.

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

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance adjustment. It is the company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2007, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company’s effective tax rate in a given financial statement period may be affected.

Pension and Postretirement Benefits

The Company’s pension expense and obligations are developed from actuarial valuations required by the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”(“SFAS 87”), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions‘(“SFAS 106”), and SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is now required to be the same as the company’s fiscal year-end. As required by SFAS 158, the Company adopted the balance sheet recognition provisions at December 31, 2006. The measurement date of the benefit obligation and plan assets is the same as the Company’s fiscal year end. In addition, SFAS 87 required the recognition of an additional minimum liability (“AML”) if the market value of plan assets was less than the accumulated benefit obligation at the end of the measurement date. The AML was eliminated upon the adoption of SFAS 158. See Note 16, “Employee Benefit Plans,” for additional information.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Accounting for Employee Global Mobility and Tax Equalization

The Company has a tax equalization policy designed to ensure that its employees on domestic long-term and foreign assignments will be subject to the same level of personal tax, regardless of the tax jurisdiction in which the employee works. The Company records tax equalization expenses in the period incurred. If the estimated tax equalization liability, including related interest and penalties, is determined to be greater or less than amounts due upon final settlement, the difference is recorded in the current period. The Company’s liabilities associated with tax equalization expenses remaining to be paid and interest and penalties associated with failure to timely file and withhold payroll and other taxes were $59,287 and $48,768 as of December 31, 2007, respectively, and $53,941 and $33,680 as of December 31, 2006, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), to record compensation expense for its employee stock options, restricted stock awards, RSUs and shares purchased by employees under the ESPP. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with APB 25, in accounting for its stock options and other equity instruments.

SFAS 123(R) requires that all share-based payments to employees be recognized in the Consolidated Statements of Operations based on their grant date fair values with the expense being recognized over the requisite service period. The Company uses the Black-Scholes model to determine the fair value of its awards at the time of grant. See Note 13, “Stock-Based Compensation,” for additional information.

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

The Company is exposed to changes in foreign currency exchange rates and interest rates that may affect its results of operations and financial position. The Company manages its exposure to changes in foreign currency exchange rates and interest rates through its normal operating and financing activities. The Company accounts for its derivative instruments in accordance with SFAS 133, which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net loss or in other comprehensive income until the hedged item is recognized in net loss. For derivatives that do not qualify as hedges under SFAS 133, the change in fair value is recorded in other (expense) income in the Consolidated Statements of Operations.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consists of the following:

	Foreign currency	Pension and
	translation	post-retirement
	adjustment	benefit	Total

Balance December 31, 2005	$231,412	$(13,321)	$218,091
Change in foreign currency translation	30,743	—	30,743
Change in minimum pension liabilities, net of tax of $2,961	—	8,880	8,880
Adoption of SFAS 158, net of tax benefit of $3,756	—	(11,417)	(11,417)

Balance December 31, 2006	262,155	(15,858)	246,297

Prior service cost, net of tax benefit of $1,270	—	1,800	1,800
Net actuarial gain, net of tax of $6,229	—	13,056	13,056
Change in foreign currency translation	47,704	—	47,704

Balance December 31, 2007	$309,859	$(1,002)	$308,857

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets a framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after January 1, 2008 and will be applied prospectively. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 and its related pronouncements are not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.” This new statement allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. The Company has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” This statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect this will have a significant impact on the financial statements of the Company.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

3.	Loss per Share

Basic loss per share is computed based on the weighted average number of common shares outstanding and vested RSUs during the period. The following table sets forth the computation of basic EPS:

	Year Ended December 31,
	2007	2006	2005

Common shares outstanding	202,819,718	201,243,428	201,020,274
Vested RSUs	13,347,461	10,911,190	—

	216,167,179	212,154,618	201,020,274

Diluted loss per share is computed using the weighted average number of common shares outstanding during the period plus the dilutive effect of potential future issuances of common stock relating to the Company’s outstanding stock options, unvested PSUs, unvested RSUs, convertible debt and other potentially dilutive securities. In calculating diluted loss per share, the dilutive effect of stock options is computed using the average market price for the period in accordance with the treasury stock method. The effect of convertible securities on the calculation of diluted net loss per share is calculated using the “if converted” method.

The following table sets forth the potential common stock equivalents, on a weighted-average basis, that were excluded from the computation of diluted EPS. The inclusion of any portion of such shares in diluted EPS is dependent on several factors, including whether or not the Company generates net income, the level of net income generated and the Company’s common stock price.

	Year Ended December 31,
	2007	2006	2005

Employee stock options	33,682,831	39,869,914	44,920,037
Employee stock purchase plan	—	4,831,754	4,605,505
Restricted stock units	8,253,253	4,333,270	4,275,980
Performance share units(1)	45,039,343	—	—
Series A Convertible Subordinated Debentures	23,810,200	23,810,200	23,810,200
Series B Convertible Subordinated Debentures	19,048,160	19,048,160	19,048,160
April 2005 Convertible Senior Subordinated Debentures	30,303,020	30,303,020	18,939,388
July 2005 Convertible Senior Subordinated Debentures	5,925,926	5,925,926	2,716,049
Warrants issued in connection with the July 2005 Debentures	3,500,000	3,500,000	1,604,167
Softline acquisition obligation (Note 9)	—	735,759	713,163

	169,562,733	132,358,003	120,632,649

(1)	As of the end of the reporting period, the performance conditions described further in Note 13, “Stock-Based Compensation,” have not been met; however, the above shares represent the maximum settlement of shares under this program.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

4.	Property and Equipment

Property and equipment, net, consists of the following:

	December 31,
	2007	2006

Property and equipment:
Internal-use software	$162,727	$161,005
Equipment	83,491	101,026
Leasehold improvements	65,089	72,517
Furniture	30,111	38,063

Total property and equipment	341,418	372,611

Accumulated depreciation and amortization:
Internal-use software	(110,570)	(96,798)
Equipment	(61,695)	(72,809)
Leasehold improvements	(39,099)	(37,859)
Furniture	(16,283)	(18,753)

Total accumulated depreciation and amortization	(227,647)	(226,219)

Property and equipment, net	$113,771	$146,392

Depreciation and amortization expense related to property and equipment consists of the following:

	Year Ended December 31,
	2007	2006	2005

Amounts included in:
Other costs of service	$40,502	$40,502	$39,205
Selling, general and administrative expenses	22,970	33,521	31,339

	$63,472	$74,023	$70,544

5.	Business Acquisitions, Goodwill and Other Intangible Assets

Goodwill balances at December 31, 2007 and 2006 are associated with the acquisition of KPMG Consulting AG (subsequently renamed BearingPoint GmbH) in August 2002 and a series of acquisitions of Andersen Business Consulting practices during 2002.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The changes in the carrying amount of goodwill, at the reporting unit level, for the years ended December 31, 2007 and 2006 were as follows:

				Foreign
	Balance			Currency	Balance
	December 31,			Translation	December 31,
	2006	Reductions		Adjustment	2007

Public Services	$23,581	$—		$—	$23,581
Financial Services	9,210	—		—	9,210
EMEA	359,133	(7,495	)(1)	34,012	385,650
Asia Pacific	70,402	—		4,601	75,003
Latin America	918	—		92	1,010
Corporate/Other	202	—		—	202

Total	$463,446	$(7,495)		$38,705	$494,656

(1)	Amount represents the reversal of uncertain income tax liabilities recorded as part of the acquisition of a consulting practice in EMEA against goodwill, as the statute of limitations for the potential tax liability expired during the first quarter of 2007.

			Foreign
	Balance		Currency	Balance
	December 31,		Translation	December 31,
	2005	Reductions	Adjustment	2006

Public Services	$23,581	$—	$—	$23,581
Financial Services	9,210	—	—	9,210
EMEA	325,262	—	33,871	359,133
Asia Pacific	68,562	—	1,840	70,402
Latin America	871	—	47	918
Corporate/Other	202	—	—	202

Total	$427,688	$—	$35,758	$463,446

The Company completed its required annual impairment test in April 2007 and determined that the carrying value of goodwill was not impaired. Further, the Company regularly monitors the carrying value of its goodwill. This monitoring includes an assessment as to whether or not certain events would, more likely than not, cause the Company to conclude that the carrying value of any of its reporting units would exceed their fair value. The Company identified and evaluated the affects of the events which occurred in the fourth quarter by performing an analysis of the affect of these events on the fair value of its reporting units. While these events decreased the fair value of the Company’s reporting units, the Company concluded that the fair value of the respective reporting units exceeded their carrying values. The assumptions used by management in this analysis are highly sensitive and judgmental. Should actual future results vary significantly from expectations, impairment of the Company’s goodwill could result in future periods.

In the fourth quarter of 2005, the Company determined that a triggering event had occurred, causing the Company to perform a goodwill impairment test on all of its reporting units. The triggering event resulted from a combination of various factors, including lower than previously expected results in the fourth quarter ended December 31, 2005 and a change in management’s expectation of future results. As required by SFAS 142, the Company performed a two-step impairment test to identify the potential impairments and, if

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

necessary, to measure the amount of the impairments. Under step one of the impairment test, the Company determined there were potential impairments in its Commercial Services and EMEA reporting units. In determining the fair value of its Commercial Services and EMEA reporting units, the Company revised certain assumptions relative to each reporting unit, which significantly decreased their fair value as compared to the fair value determined during the Company’s most recent goodwill impairment test, which had been performed as of April 20, 2005. For the Commercial Services reporting unit, these revisions included the negative impact on future periods from operating losses associated with the Company’s contract with Hawaiian Telcom Communications, Inc. For the EMEA reporting unit, these revisions included lowering operating margin growth expectations. In order to quantify the impairment, under step two of the impairment test, the Company completed a hypothetical purchase price allocation of the fair value determined in step one to all of the respective assets and liabilities of its Commercial Services and EMEA reporting units. As a result, goodwill impairment losses of $64,188 and $102,227 were recognized in the Commercial Services and the EMEA reporting units, respectively, as the carrying amount of each reporting unit was greater than the revised fair value of that reporting unit (as determined using the expected present value of future cash flows), and the carrying amount of each reporting unit’s goodwill exceeded the implied fair value of that goodwill. The goodwill impairment loss of $64,188 for the Commercial Services reporting unit represented a full impairment of the remaining goodwill in that reporting unit.

On April 20, 2005, the Company determined that a triggering event had occurred, causing the Company to perform a goodwill impairment test on all reporting units. The triggering event resulted from the Company’s public announcement of likely restatements of prior period financial statements along with significant delays in filing its 2004 annual results and anticipated delays in filing 2005 quarterly results. The Company determined this triggering event may have a significant adverse effect on its business climate and regulatory environment. As required by SFAS 142, the Company applied a two-step impairment test to identify the potential impairments and, if necessary, to measure the amount of the impairments. The Company performed step one of the impairment test to identify potential impairments and determined there were no impairments to any reporting units. As a result, the step two impairment test was not considered necessary.

Identifiable intangible assets include finite-lived intangible assets, which primarily consist of market rights, order backlog, customer contracts and related customer relationships. Identifiable intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from one to five years. Identifiable intangible assets consist of market rights and backlog, customer contracts and related customer relationships, both of which were fully amortized as of December 31, 2006. For the years ended December 31, 2007, 2006 and 2005, amortization expense related to identifiable intangible assets was $0, $1,545 and $2,266, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

6.	Notes Payable

Notes payable consist of the following:

	December 31,
	2007	2006

Current portion(1):
Term Loans under the 2007 Credit Facility	$3,000	$—
Other	700	360

Total current portion	3,700	360

Long-term portion:
Series A and Series B Convertible Debentures	450,000	450,000
April 2005 Convertible Debentures	200,000	200,000
July 2005 Convertible Debentures (net of discount of $14,389 and $18,510, respectively)	25,611	21,490
Term Loans under the 2007 Credit Facility	294,750	—
Other	582	—

Total long-term portion	970,943	671,490

Total notes payable	$974,643	$671,850

The following is a schedule of annual maturities on notes payable, net of discounts, as of December 31, 2007 for each of the next five calendar years and thereafter:

Year	Amount(2)

2008	$3,700
2009	3,582
2010	28,611
2011	3,000
2012	285,750
Thereafter	650,000

Total	$974,643

(1)	The weighted average interest rate on the current portion of notes payable as of December 31, 2007 and 2006 was 8.8% and 5.6%, respectively.

(2)	As described below, the holders of the Subordinated Debentures (as defined below) have the right to convert the debentures into shares of Company common stock only upon occurrence of certain triggering events. The April 2005 Convertible Debentures (as defined below) were convertible upon issuance on April 27, 2005, and the July 2005 Convertible Debentures (as defined below) were convertible starting on July 15, 2006. Upon conversion of these debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. In addition, the holders of the April 2005 Convertible Debentures and Subordinated Debentures have the right, at their option, to require the Company to repurchase all or some of their debentures on various dates prior to maturity (see below).

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” As a result of implementing FSP 00-19-2, the Company recognized a cumulative effect adjustment of $371 that increased the January 1, 2007 accumulated deficit balance and recognized an undiscounted liability associated with its estimated remaining obligation to pay additional interest to the holders of the April 2005 Convertible Debentures (as defined below) and the July 2005 Convertible Debentures (as defined below) as a result of the Company’s noncurrent filer status and related inability to file a registration statement. The April 2005 Convertible Debentures and the July 2005 Convertible Debentures became eligible for sale under SEC Rule 144(k) without registration as of April 28, 2007 and December 3, 2007, respectively; therefore, the Company was no longer required to file a registration statement.

2007 Credit Facility

On May 18, 2007, the Company entered into a $400,000 senior secured credit facility and on June 1, 2007, the Company amended and restated the credit facility to increase the aggregate commitments under the facility from $400,000 to $500,000 (the “2007 Credit Facility”). The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300,000 (the “Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200,000 (the “LC Facility”). The LC Facility is supported by cash deposits made on our behalf by the lenders. If the Company fails to repay any disbursement on a letter of credit and these cash deposits are used to reimburse the issuing bank, the amount of any cash deposits used for such purpose will be considered as additional loans to the Company (the “LC Loans” and, together with the Term Loans, the “Loans”). Interest on the Term Loans under the 2007 Credit Facility is calculated, at the Company’s option, at a rate per annum equal to either (1) 3.5% plus the London Interbank Offered Rate (“LIBOR”) or (2) 2.5% plus a base rate equal to the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. Interest on the LC loans is similarly calculated at the Company’s option at a rate per annum equal to either (1) 4.0% plus LIBOR or (2) 4.0% plus a rate computed in the same manner as the Term Loans. Debt issuance costs of $18,801, mainly comprised of underwriting, commitment and legal fees, were capitalized into other non-current assets and are being amortized to interest expense over the life of the Loans. As of December 31, 2007, the Company had $297,750 in principal outstanding under the Term Loans and an aggregate of $113,137 of letters of credit issued and outstanding. The Company is charged fees for the LC Facility’s continued availability, which totals 4.125% per annum on the total amount of cash deposits made available from time to time by the lenders under the LC Facility to collateralize their obligation to fund demands made on letters of credit issued under the LC Facility. We are separately charged a fronting fee of 0.1875% per annum on the average daily aggregate outstanding face amount of all letters of credit issued.

The Company’s obligations under the 2007 Credit Facility are secured by first priority liens and security interests in substantially all of the Company’s assets and most of its material domestic subsidiaries, as guarantors of such obligations (including a pledge of 65% of the stock of certain of its foreign subsidiaries), subject to certain exceptions.

The 2007 Credit Facility requires the Company to make prepayments of outstanding Loans and cash collateralize outstanding letters of credit in an amount equal to (i) 100% of the net proceeds received from property or asset sales (subject to exceptions), (ii) 100% of the net proceeds received from the issuance or

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

incurrence of additional debt (subject to exceptions), (iii) 100% of all casualty and condemnation proceeds (subject to exceptions), (iv) 50% of the net proceeds received from the issuance of equity (subject to exceptions) and (v) for each fiscal year ending on or after December 31, 2008 the difference between (a) 50% of the Excess Cash Flow (as defined in the 2007 Credit Facility) and (b) any voluntary prepayment of the Loans or the LC Facility (subject to exceptions). If the Loans are prepaid or the LC Facility is reduced prior to May 18, 2008 with other indebtedness or another letter of credit facility, the Company may be required to pay a prepayment premium of 1% of the principal amount of the Loans so prepaid or LC Facility so reduced if the cost of such replacement indebtedness or letter of credit facility is lower than the cost of the 2007 Credit Facility. In addition, the Company is required to pay $750 in principal plus any accrued and unpaid interest at the end of each quarter, commencing on June 29, 2007 and ending on March 31, 2012.

The 2007 Credit Facility contains affirmative and negative covenants, customary representations and warranties, certain of which include exceptions for events that would not have a material adverse effect on the Company’s business, results of operation, financial condition, assets or liabilities.

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

Under the terms of the 2007 Credit Facility, the Company is not required to become current with its SEC periodic reports until October 31, 2008. Until October 31, 2008, the Company’s failure to provide annual audited or quarterly unaudited financial statements, to keep its books and records in accordance with GAAP or to timely file its SEC periodic reports will not be considered an event of default under the 2007 Credit Facility.

The 2007 Credit Facility replaced the Company’s 2005 Credit Facility, which was terminated on May 18, 2007. For information about the 2005 Credit Facility, see below.

  Series A and Series B Convertible Subordinated Debentures

On December 22, 2004, the Company closed on a $400,000 offering of convertible subordinated debentures. The offering consisted of $225,000 aggregate principal amount of 2.50% Series A Convertible

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Subordinated Debentures due December 15, 2024 (the “Series A Debentures”) and $175,000 aggregate principal amount of 2.75% Series B Convertible Subordinated Debentures due December 15, 2024 (the “Series B Debentures” and together with the Series A Debentures, the “Subordinated Debentures”). On January 5, 2005, the Company issued an additional $25,000 aggregate principal amount of its Series A Debentures and an additional $25,000 aggregate principal amount of its Series B Debentures upon the exercise in full of an option granted to the initial purchasers. Interest is payable on the Subordinated Debentures on June 15 and December 15 of each year, beginning June 15, 2005. The Subordinated Debentures are unsecured and are subordinated to the April 2005 and July 2005 indentures and borrowings and future senior debt. Due to the delay in the completion of the Company’s audited financial statements for the year ended December 31, 2004, the Company was unable to file a timely registration statement with the SEC to register for resale its Subordinated Debentures and the shares of common stock issuable upon conversion of the Subordinated Debentures. Accordingly, the applicable interest rate on each series of Subordinated Debentures increased by 0.25% beginning on March 23, 2005 and increased another 0.25% beginning on June 22, 2005. The interest rates on the Series A Debentures and the Series B Debentures increased to 3.00% and 3.25%, respectively, until January 6, 2007.

On January 6, 2007, the Subordinated Debentures and the shares of common stock issuable upon conversion of the Subordinated Debentures became transferable by non-affiliates of the Company without restriction pursuant to the provisions of Rule 144(k) under the Securities Act. As a result, the Company is no longer obligated to register the Subordinated Debentures for resale or pay the additional interest associated with these registration requirements.

In connection with the Company’s previously disclosed resolution of a dispute with certain holders of the Series B Debentures (these holders had provided a purported notice of default based upon the Company’s failure to timely file certain of its periodic reports due in 2005), on November 2, 2006, the Company entered into the First Supplemental Indenture (the “First Supplemental Indenture”) with The Bank of New York, as trustee, which amends the indenture governing the Subordinated Debentures. The First Supplemental Indenture includes: (i) a waiver of the Company’s SEC reporting requirements under the Subordinated Indentures through October 31, 2008, (ii) adjustment of the interest rate payable on all Series A Debentures from 3.00% per annum to 3.10% per annum until December 23, 2011, and (iii) adjustment of the interest rate payable on all Series B Debentures from 3.25% per annum to 4.10% per annum until December 23, 2014. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”), since the change in the terms of the Subordinated Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore additional interest payments will be expensed over the period from November 2, 2006 through December 23, 2011 for the Series A Debentures, and December 23, 2014 for the Series B Debentures. During the period of November 2, 2006 through December 23, 2011 for the Series A Debentures and December 23, 2014 for the Series B Debentures, the new effective interest rates on this debt are 3.60% and 4.50%, respectively. In addition, the Company paid approximately $1,800 in fees and expenses to third-parties for work performed in connection with all of the modifications to the Company’s outstanding debentures, which were expensed as incurred.

The net proceeds from the sale of the Subordinated Debentures were approximately $435,600, after deducting offering expenses and the initial purchasers’ commissions of $11,400 and other fees and expenses of approximately $3,000. The Company used approximately $240,590 of the net proceeds from the sale of the Subordinated Debentures to repay its then outstanding $220,000 senior notes and approximately $135,000 to repay amounts outstanding under its then existing revolving credit facility. The Company also used the proceeds to pay fees and expenses in connection with entering into the $400,000 Interim Senior Secured Credit Facility, as defined below.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The Subordinated Debentures are initially convertible, under certain circumstances, into shares of the Company’s common stock at a conversion rate of 95.2408 shares for each $1 principal amount of the Subordinated Debentures, subject to anti-dilution and adjustments but not to exceed 129.0 shares, equal to an initial conversion price of approximately $10.50 per share. Holders of the Subordinated Debentures may exercise the right to convert the Subordinated Debentures prior to their maturity only under certain circumstances, including when the Company’s stock price reaches a specified level for a specified period of time, upon notice of redemption, and upon specified corporate transactions. Upon conversion of the Subordinated Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Subordinated Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the Subordinated Debentures are convertible into shares of the acquiring or surviving company. The Company will also increase the conversion rate upon occurrence of certain transactions. As of December 31, 2007, none of the circumstances under which the Subordinated Debentures are convertible existed.

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

April 2005 Convertible Senior Subordinated Debentures

On April 27, 2005, the Company issued $200,000 aggregate principal amount of its 5.00% Convertible Senior Subordinated Debentures due April 15, 2025 (the “April 2005 Convertible Debentures”). Interest is payable on the April 2005 Convertible Debentures on April 15 and October 15 of each year, beginning October 15, 2005. The April 2005 Convertible Debentures are unsecured and are subordinated to the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Company’s existing and future senior debt. The April 2005 Convertible Debentures are senior to the Subordinated Debentures. Since the Company failed to file a registration statement with the SEC to register for resale of its April 2005 Convertible Debentures and the shares of common stock issuable upon conversion of the April 2005 Convertible Debentures by December 31, 2005, the interest rate on the April 2005 Convertible Debentures increased by 0.25% to 5.25% beginning on January 1, 2006 and continued until April 28, 2007, at which time the interest rate was reduced to the original 5.00% rate, as more fully described below. On November 9, 2006, the Company paid to certain consenting holders of April 2005 Convertible Debentures, who provided their consents prior to the expiration of the consent solicitation, a consent fee equal to 1.00% of the outstanding principal amount of the April 2005 Convertible Debentures. The supplemental indenture includes a waiver of the Company’s SEC reporting requirements through October 31, 2007, and provides for further extension through October 31, 2008 upon the Company’s payment of an additional fee of 0.25% of the principal amount of the debentures. On October 29, 2007, the Company paid the additional fee to the consenting holders of the April 2005 Convertible Debentures, and as a result, the Company’s SEC reporting requirements under the indenture have been waived through October 31, 2008. In accordance with EITF 96-19, since the change in the terms of the April 2005 Convertible Debentures did not result in substantially different cash flows, the change in terms was accounted for as a modification, and as a result, the consent fees of 0.25% will be recognized over future periods. As of December 31, 2007, the unamortized consent fees of $364 will be recognized through 2008.

On April 28, 2007, the April 2005 Convertible Debentures and the shares of common stock issuable upon conversion of the April 2005 Convertible Debentures became transferable by non-affiliates of the Company without restriction pursuant to the provisions of Rule 144(k) under the Securities Act. As a result, the Company is no longer obligated to register the April 2005 Convertible Debentures for resale or to pay any additional interest on the April 2005 Convertible Debentures in connection therewith.

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

The holders of the April 2005 Convertible Debentures have the right, at their option, to require the Company to repurchase all or some of their debentures on April 15, 2009, 2013, 2015 and 2020. In each case, the Company will pay a repurchase price in cash equal to 100% of the principal amount of the April 2005 Convertible Debentures, plus any accrued but unpaid interest, including additional interest, if any, to the repurchase date. In addition, holders of the April 2005 Convertible Debentures may require the Company to repurchase all or a portion of the April 2005 Convertible Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the April 2005 Convertible Debentures, plus

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

any accrued but unpaid interest and additional interest, if any, to, but not including, the repurchase date. A designated event includes certain change of control transactions and a termination of trading, occurring if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange.

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

July 2005 Convertible Senior Subordinated Debentures

On July 15, 2005, the Company issued $40,000 aggregate principal amount of its 0.50% Convertible Senior Subordinated Debentures due July 2010 (the “July 2005 Convertible Debentures”) and common stock warrants (the “July 2005 Warrants”) to purchase up to 3,500,000 shares of the Company’s common stock. The July 2005 Convertible Debentures bear interest at a rate of 0.50% per year and will mature on July 15, 2010. Interest is payable on the July 2005 Convertible Debentures on January 15 and July 15 of each year, beginning January 15, 2006. The July 2005 Convertible Debentures are senior to the Subordinated Debentures. Since the Company failed to file a registration statement with the SEC to register for resale the shares of common stock issuable upon conversion of the July 2005 Convertible Debentures and exercise of the July 2005 Warrants by December 31, 2005, the interest rate on the July 2005 Convertible Debentures increased by 0.25% to 0.75% beginning on January 1, 2006 and continued until December 3, 2007, at which time the interest rate was reduced to the original 0.50% rate, as more fully described below. Pursuant to the original purchase agreement entered into by the Company and the holders of the July 2005 Convertible Debentures, on November 9, 2006, the Company entered into an agreement with the holders of the July 2005 Debentures, pursuant to which the Company paid a consent fee equal to 1.00% of the outstanding principal amount of the July 2005 Debentures, in accordance with the terms of the purchase agreement governing the issuance of the July 2005 Debentures. On October 29, 2007, in connection with the payment of the additional fee to the consenting holders of the April 2005 Convertible Debentures, the Company paid an additional fee equal to 0.25% of the outstanding principal amount of the July 2005 Convertible Debentures, in accordance with the terms of the purchase agreement governing the issuance of the July 2005 Convertible Debentures. As of December 31, 2007, the unamortized consent fees of $83 will be recognized through 2008. In accordance with EITF 96-19, since the change in the terms of the July 2005 Convertible Senior Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore the consent fees will be recognized over future periods.

On December 3, 2007, upon the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, the shares of common stock issuable upon conversion of the July 2005 Convertible Debentures and exercise of the July 2005 Warrants became transferable by the holders of these debentures without restriction pursuant to the provisions of Rule 144(k) under the Securities Act. As a result, the Company is no longer obligated to register the July 2005 Convertible Debentures for resale or to pay any additional interest on the July 2005 Convertible Debentures.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The net proceeds from the sale of the July 2005 Convertible Debentures and July 2005 Warrants, after deducting offering expenses and other fees and expenses, were approximately $38,900. The Company used the net proceeds from the offering for general corporate purposes, including the funding of strategic acquisitions to build capabilities in certain areas.

In accordance with the terms of the purchase agreement, the holders of the July 2005 Convertible Debentures appointed a designated director to the Company’s Board of Directors effective July 15, 2005. If the designated director ceases to be affiliated with the holders of the July 2005 Convertible Debentures or ceases to serve on the Company’s Board of Directors, so long as the holders together hold at least 40% of the original principal amount of the July 2005 Convertible Debentures, the holders or their designees have the right to designate a replacement director to the Company’s Board of Directors.

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

Upon a continuing event of default, the holders of at least 25% in aggregate principal amount of the July 2005 Convertible Debentures may declare the July 2005 Convertible Debentures immediately due and payable, which could lead to cross-defaults and possible acceleration of unpaid principal and accrued interest of the Subordinated Debentures, April 2005 Convertible Debentures and the 2007 Credit Facility.

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

The accounting conversion value of the BCF calculated was $14,288 and the fair value allocated to the July 2005 Warrants was $8,073. The fair value allocated to the warrants and the accounting conversion value of the BCF amounting to $22,361 were recorded as credits to additional paid-in capital. In addition, $1,000 paid to the holders in connection with this transaction was recorded as a reduction of the net proceeds. The offsetting $23,361 was treated as a discount to the $40,000 principal amount of the July 2005 Convertible Debentures. Using the effective interest method with an imputed interest rate of 17.9%, the discount will be accreted as interest expense over the term of the debt contract to bring the value of the debt to its face amount at the time the principal payment is due in July 2010. As of December 31, 2007, 2006 and 2005 the Company has amortized $8,972, $4,851 and $1,415, respectively, of the discount as interest expense.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

7.	Accrued Payroll and Employee Benefits

Accrued payroll and employee benefits consist of the following:

	December 31,
	2007	2006

Accrued compensated absences	$100,210	$97,123
Payroll related taxes	45,671	55,270
Employee mobility and tax equalization	108,056	87,621
Accrued bonus	37,393	52,501
Other	76,878	76,988

Total	$368,208	$369,503

8.	Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2007	2006

Softline acquisition obligation (see Note 9)	$—	$16,564
Accrual for loss contracts	23,006	24,828
Sales, use and value added taxes payable	37,694	31,632
Other	47,664	62,813

Total	$108,364	$135,837

9.	Softline Acquisition Obligation

On May 27, 1999, KPMG LLP (the Company’s former parent) acquired all of the voting common stock of Softline Consulting & Integrators, Inc. (“Softline”), a systems integration company, and entered into an agreement with the then shareholders of Softline (the “Softline Sellers”) to acquire all of the Softline nonvoting common stock for not less than $65,000. In August 2000, the Company and the Softline Sellers entered into an amendment pursuant to which the Company acquired the nonvoting common stock of Softline and paid $65,000 to the Softline Sellers. Of the $65,000 purchase price, the parties agreed to hold back $15,000, which accrued interest at 6% per annum (the “Softline Holdback”), until the final determination of claims by the Company against the Softline Sellers. The Softline Holdback was payable in shares of the Company’s common stock (calculated based on the Company’s initial public offering price less the underwriting discount in such offering); provided, however, that the Softline Sellers could elect to receive cash in lieu of up to 30% of the shares of the Company common stock otherwise issuable to such Softline Sellers. The 30% portion of the liability that, at the election of the counterparties, can be settled in either cash or in shares of the Company’s common stock represents a derivative feature. Accordingly, the 30% portion of the liability was marked to market each reporting period based on the changes in the intrinsic value of the underlying equity shares. Any change in the value of the underlying shares was recorded as a component of interest expense, amounting to $863, $430 and $354 for the years ended December 31, 2007, 2006 and 2005, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The Softline Sellers elected to settle the Softline Holdback by a payment of an aggregate of $2,025 in cash and the issuance of an aggregate of 563,474 shares of the Company’s common stock, which payment and issuance was made on August 16, 2007. The Company recorded the non-cash component of this settlement amounting to $10,389 within the statement of stockholders’ equity.

10.	Collaboration Agreement

In August 1997, KPMG LLP entered into a collaboration agreement with Microsoft Corporation. Under this agreement, the Company developed a broad portfolio of services and solutions to enable the rapid deployment of Microsoft products. Microsoft paid the Company $15,000. The agreement requires the Company to train a specified number of consultants to be proficient in Microsoft products, and to participate in joint marketing efforts with Microsoft. Revenue of $5,000 was recognized as training and other costs associated with the agreement were incurred. Revenue was not recognized for the remaining $10,000 due to a minimum royalty liability of $10,000 associated with the agreement. The agreement requires the Company to pay Microsoft royalties on certain net revenue for business relating to Microsoft products. The royalty period ends on the earlier of the date on which the Company makes the minimum aggregate royalty payment of $10,000 or June 30, 2006. Since the aggregate payments on June 30, 2006 were less than $10,000, the Company was obligated to make final payment for the difference, of which $4,689 was paid in July 2006 and the remaining $4,689 was paid in June 2007. No royalty payments were made during the year ended December 31, 2005.

11.	Commitments and Contingencies

The Company currently is a party to a number of disputes which involve or may involve litigation or other legal or regulatory proceedings. Generally, there are three types of legal proceedings to which the Company has been made a party:

•	Claims and investigations arising from its inability to timely file periodic reports under the Exchange Act (the “Exchange Act”) and the restatement of its financial statements for certain prior periods to correct accounting errors and departures from generally accepted accounting principles for those years (“SEC Reporting Matters”);

•	Claims and investigations being conducted by agencies or officers of the U.S. Federal government and arising in connection with its provision of services under contracts with agencies of the U.S. Federal government (“Government Contracting Matters”); and

•	Claims made in the ordinary course of business by clients seeking damages for alleged breaches of contract or failure of performance, by current or former employees seeking damages for alleged acts of wrongful termination or discrimination, and by creditors or other vendors alleging defaults in payment or performance (“Other Matters”).

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

SEC Reporting Matters

2005 Class Action Suits

In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to its financial results in the Company’s SEC filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. The Company was awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. The court ordered both parties to submit briefs regarding the impact of Tellabs upon the defendants’ motion to dismiss. The parties filed their briefs on July 16, 2007, and oral arguments were held on July 27, 2007. On September 12, 2007, the court dismissed with prejudice this complaint, granting motions to dismiss filed by the Company and the other named defendants. In granting the Company’s motion to dismiss, the court ruled that the plaintiff failed to meet the scienter pleading requirements set forth in the Private Securities Litigation Reform Act of 1995, as amended. On September 26, 2007, the plaintiffs filed a motion that seeks a reversal of the court’s order dismissing the case or an amendment to the court’s order that would allow the plaintiffs to replead. The Company filed its brief on October 17, 2007 and although a hearing on the plaintiffs’ motion was scheduled for November 16, 2007, the court canceled the hearing as not necessary. On November 19, 2007, the court issued an order denying the plaintiffs’ motion to amend or alter the court’s September 12, 2007 dismissal of this matter. The plaintiffs have appealed the matter to the U.S. Court of Appeals for the Fourth Circuit.

2005 Shareholders’ Derivative Demand

On May 21, 2005, the Company received a letter from counsel representing one of its shareholders requesting that the Company initiate a lawsuit against its Board of Directors and certain present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in its report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation, the Company’s Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. The Company filed demurrers on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims, with leave to file amended claims. As a result of the Company’s annual meeting of stockholders held on December 14, 2006, the claim seeking the scheduling of an annual meeting became moot. On January 3, 2007, the plaintiff filed an amended derivative complaint re-asserting the previously dismissed derivative

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

claims and alleging that the Board’s refusal of his demand was not in good faith. The Company’s renewed motion to dismiss all remaining claims was heard on March 23, 2007. On February 20, 2008, the court granted the Company’s motion to dismiss and dismissed the claims with prejudice. The Company has a reasonable possibility of loss in this matter, although no estimate of such loss can be determined at this time. Accordingly, no liability has been recorded.

SEC Investigation

On April 13, 2005, pursuant to the same matter number as its inquiry concerning the Company’s restatement of certain financial statements issued in 2003, the staff of the SEC’s Division of Enforcement requested information and documents relating to the Company’s March 18, 2005 Form 8-K. On September 7, 2005, the Company announced that the staff had issued a formal order of investigation in this matter. The Company subsequently has received subpoenas from the staff seeking production of documents and information, including certain information and documents related to an investigation conducted by its Audit Committee. The Company continues to provide information and documents to the SEC as requested. The investigation is ongoing and the SEC is in the process of taking the testimony of a number of its current and former employees, including one of its former directors.

In connection with the investigation by its Audit Committee, the Company became aware of incidents of possible non-compliance with the Foreign Corrupt Practices Act and its internal controls in connection with certain of its operations in China and voluntarily reported these matters to the SEC and U.S. Department of Justice in November 2005. Both the SEC and the Department of Justice are investigating these matters in connection with the formal investigation described above. On March 27, 2006, the Company received a subpoena from the SEC regarding information related to these matters and has responded to these requests through the summer of 2006. We have not received any further requests since that time. The Company has a reasonable possibility of loss in this matter, although no estimate of such loss can be determined at this time. Accordingly, no liability has been recorded.

Government Contracting Matters

Government Contracts

A significant portion of the Company’s business relates to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government-sponsored enterprises. During the year ended December 31, 2007, 36.7% of the Company’s revenue was earned from contracts with the U.S. Government or state and local governments. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether the Company’s operation is being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Federal government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Federal government contracting. It cannot be determined at this time whether any findings, conclusions, penalties, fines or other amounts determined to be applicable to the Company in any such investigation could have a material effect on the Company’s results of operation, outlook or business prospects.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Other Matters

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

Transition Services Provided By KPMG LLP

In May 2007, the Company and KPMG LLP settled its disputes under the transition services agreement and KPMG released all claims against the Company. KPMG had contended that the Company owed approximately $26,214 in termination costs and unrecovered capital for the termination of information technology services provided under the transition services agreement (see Note 15, “Transactions with KPMG LLP”). However, the Company, in accordance with the terms of the agreement, did not believe that it was liable for termination costs arising upon the expiration of the agreement. In addition, KPMG contended the Company owed an additional $5,347 in connection with the expiration of the transition services agreement related the Company’s share of occupancy related assets in subleased offices from KPMG.

In connection with the settlement, the Company amended certain real estate documents relating to a number of properties that it currently sublets from KPMG to either allow KPMG to further sublease these properties to third parties, or to return certain properties that the Company no longer utilizes to KPMG, in return for a reduction of the amount of the Company’s sublease obligations to KPMG for those properties. The Company also agreed to pay $5,000 over three years to KPMG as part of the settlement. The present value of expenses was recorded within the Consolidated Statement of Operations for 2006, within Selling, general and administrative expenses, as the financial statements for 2006 were not yet issued at the settlement date.

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007. Total minimum rental payments are inclusive of payments related to leases for facilities the Company has restructured and are net of future minimum sublease income of $23,410.

Year ending December 31:

2008	$83,984
2009	72,138
2010	51,684
2011	36,999
2012	28,470
Thereafter	39,214

Total minimum payments required	$312,489

Total rental expense for all operating leases, net of sublease income, was $69,443, $61,490 and $64,734 for the years ended December 31, 2007, 2006 and 2005, respectively. Sublease income was $6,927, $7,642 and $5,320 for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Commitments

In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to directors and officers under the organizational documents and agreements of the Company; and guarantees issued between subsidiaries on intercompany receivables. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was insignificant. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2007.

Some clients, largely in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of December 31, 2007, the Company had approximately $80,879 of outstanding surety bonds and $113,137 of outstanding letters of credit for which the Company may be required to make future payment.

From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of December 31, 2007, the Company estimates it had assumed an aggregate potential contract value of approximately $41,403 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $113 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these contracts as of December 31, 2007.

12.	Stockholders’ Equity

Notes Receivable from Stockholders

On February 16, 2000, the Company issued stock awards aggregating 297,317 shares to certain employees as part of the separation of KPMG LLP’s consulting businesses. In connection with these awards, the Company also provided loans of $7,433 to the grantees for personal income taxes attributed to the awards. The loans are secured by the shares of common stock issued to the employees and, prior to August 7, 2003, bore interest at 6.2% per annum with respect to $5,845 of the principal amount and at 4.63% per annum with respect to $1,588 of the principal amount. Principal and accrued interest on the loans are due no later than August 9, 2008. In December 2007, in accordance with the terms of these loans, the Company and such employees reached a settlement and agreed that in lieu of payment under the loans, such employees returned an aggregate of 297,317 shares of common stock in full satisfaction of such loans. The fair value of the respective shares on the settlement date was recorded as treasury stock and the offset to alleviate the liability was recorded to additional paid in capital and common stock.

Treasury Stock
As noted above, during 2007, the Company recorded 297,317 shares as treasury stock in connection with the settlement of shareholder notes receivable. The fair value of these shares on the date of settlement was $782. Also during 2007, 624,482 shares of the Company’s common stock were acquired by the Company to satisfy individual tax withholdings in connection with RSU settlements (see Note 13). The fair value of these shares on the date of settlement was $1,614, which was recorded to treasury stock. The Company did not repurchase any shares of its common stock in the open market during the years ended December 31, 2007, 2006 or 2005.

Preferred Stock
The Company has 10,000,000 authorized shares of $0.01 par value preferred stock. An aggregate of 1,000,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock for issuance in connection with the Company’s shareholder rights plan. As of December 31, 2007, none of the Company’s preferred stock was issued or outstanding.

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

Effective as of October 22, 2007, the Board of Directors of the Company approved an amendment to the shareholder rights plan, dated as of October 2, 2001 and as amended by the First Amendment dated as of August 19, 2002. As amended, a shareholder’s right to purchase additional shares of the Company’s common stock under the rights agreement is not triggered unless either (a) a shareholder who is a “passive investor” acquires 20% or more of outstanding common stock or (b) a shareholder who is not a “passive investor” acquires 15% or more of outstanding common stock. Prior to the amendment, these rights were triggered upon a shareholder acquiring 15% or more of outstanding common stock in all instances.

Pursuant to the plan, as amended by the Second Amendment, generally, the Rights will trade automatically with the common stock and will not become exercisable until a person or group has become an “acquiring person” by (a) either acquiring (i) 15% or more of outstanding common stock, or (ii) if the person or group declares itself as a passive investor, 20% or more of outstanding common stock, or (b) until a person or group commences a tender offer that will result in such person or group either (i) owning 15% or more of outstanding common stock or (ii) if the person or group declares itself as a passive investor, 20% or more of outstanding common stock.

Upon an announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $90, a number of shares of the Company’s common stock having a market value equal to twice the exercise price. Rightholders would also be entitled to purchase common stock of the acquiring person having a value of twice the exercise price if, after a person had become an acquiring person, the Company were to enter into certain mergers or other transactions. If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each Right.

For purposes of the plan, a “passive investor” is a person who (a) has either a Schedule 13G or Schedule 13D, which states that such person has no intent to seek control of the Company, on file with the SEC or (b) acquires shares of common stock pursuant to trading activities undertaken in the ordinary course of such person’s business and not with the purpose, nor the effect, of exercising the power to direct or cause the direction of management or policies or otherwise changing or influencing the control of the Company.

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

On December 14, 2006, the plan was amended for certain changes and clarifications. These changes included a 25,000,000 share increase in the number of shares authorized for equity awards made under the plan; the elimination of an “evergreen” formula used to determine the number of shares available under the plan by reference to a certain percentage of the Company’s total shares outstanding; revisions that allow awards made to the most senior executives under the plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code (the “Code”); and revisions to comply with Section 409A of the Code that will minimize the risk of excise taxes being levied on plan participants in connection with changes to the vesting, settlement, or delivery of shares under the awards.

As of December 31, 2007, the LTIP had 92,179,333 shares of common stock that were authorized for grants or awards in the form of stock options, restricted stock awards, RSUs or PSUs (collectively “stock units”).

Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Generally, stock options granted have 10-year contractual terms and vest over three to four years from the date of grant. Stock-based awards may be issued under the LTIP for consideration as determined by the Compensation Committee of the Board of Directors. As of December 31, 2007, the Company had stock options, restricted stock awards, RSUs and PSUs outstanding.

The Company adopted the modified prospective transition method permitted under SFAS 123(R) and consequently has not adjusted results from prior years. Under the modified prospective transition method, compensation costs associated with awards for the year ended December 31, 2006 now include the expense relating to the remaining unvested awards granted prior to December 31, 2005 and the expense relating to any awards issued subsequent to December 31, 2005. For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through the passage of time, the grant date fair value of the award is recognized over the vesting period. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-tax effect of the change in accounting associated with the adoption of SFAS 123(R) in 2006 was $26,653 and the application of a forfeiture rate to compensation expense recognized in prior years was not considered significant for disclosure. The Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 include stock-based compensation expense related to awards of stock options, RSUs, PSUs, and

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

issuances under the Company’s ESPP, including the Company’s BE an Owner program, and restricted stock awards, as follows:

	Year Ended December 31,
	2007	2006	2005

Stock options	$7,473	$21,097	$546
RSUs	18,920	26,280	81,800
PSUs	66,590	—	—
ESPP and BE an Owner	3,736	5,556	—
Restricted stock awards	343	460	3,491

Total	$97,062	$53,393	$85,837

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The tax benefit related thereto for 2007, 2006 and 2005 was approximately $3,080, $1,658 and $8,941, respectively.

The Company elected the alternative transition method as outlined in FASB Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). As the Company was in a net operating loss carryforward position, there was no windfall tax benefit in 2006 and therefore, no impact thereof.

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

The following table illustrates the proforma effect on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS 123 for the Company’s stock-based compensation plans for the period shown:

Year Ended
December 31, 2005

Net loss	$(721,643)
Add back:
Total stock-based compensation expense recorded under intrinsic value method for all stock awards, net of tax effects	85,837
Deduct:
Total stock-based compensation expense recorded under fair value method for all stock awards, net of tax effects	(173,134)

Pro forma net loss	$(808,940)

Loss per share:
Basic and diluted — as reported	$(3.59)
Basic and diluted — pro forma	$(4.02)

Certain of the Company’s stock-based compensation awards continue to vest and do not accelerate vesting upon retirement or at the attainment of retirement eligibility; therefore, the requisite service period subsequent to attaining such eligibility is considered non-substantive. With the adoption of SFAS 123(R), the Company recognizes compensation expense related to stock-based awards granted on or after January 1, 2006 over the shorter of the requisite service period or the period to attainment of retirement eligibility. Certain awards granted to retirement-eligible employees prior to January 1, 2006 have not been accelerated and will continue to be amortized over their original vesting periods, until employment with the Company has terminated, at which point the compensation expense associated with any remaining unvested awards will be recognized. Had the Company adopted the retirement eligibility provisions of SFAS 123(R) prior to January 1, 2006, the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

cumulative impact of the change in accounting would have been a reduction to expense of $2,222 and $2,716 in 2006 and 2005 (pro forma), respectively.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. Beginning in 2005, the Company determined the expected volatility of the options based on a blended average of the Company’s historical volatility and the volatility from its peer group, due to the limited trading experience of the Company and its current filing status. For 2007 and 2006 awards, the expected life was approximated by averaging the vesting term and the contractual term in accordance with the “simplified method” described in SAB No. 107, “Share-Based Payment.” The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock option grants, in the respective years, is as follows:

	Stock Price	Risk-Free		Expected
	Expected	Interest	Expected	Dividend
	Volatility	Rate	Life	Yield

Year ended December 31, 2007	41.85%	4.41%	5.5	—
Year ended December 31, 2006	50.80%	4.69%	6	—
Year ended December 31, 2005	51.08%	4.10%	6	—

The grant date fair value of the Company’s common stock purchased or expected to be purchased under the ESPP was estimated for the years ended December 31, 2007, 2006 and 2005 using the Black-Scholes option pricing model with an expected volatility ranging between 30% to 70%, risk-free interest rates ranging from 1.29% to 3.29%, an expected life ranging from 6 to 24 months, and an expected dividend yield of zero. For the years ended December 31, 2007, 2006 and 2005, the weighted average grant date fair value of shares purchased under the ESPP was $6.66, $0, and $3.21, respectively.

Blackout Period

On April 20, 2005, pursuant to Regulation Blackout Trading Restriction, the Company announced there would be a blackout period under the Company’s 401(k) Plan with respect to purchases of Company stock. Effective as of September 14, 2006, the Company notified its directors, executive officers and employees, that it had amended the 401(k) Plan to permanently prohibit participant purchases and Company contributions of Company stock under the 401(k) Plan. As a result of this action, the blackout period under the 401(k) Plan ended effective as of September 14, 2006.

On April 20, 2005, the Company sent notices to its directors and executive officers notifying them that in connection with the determination that investors should not rely upon certain previously-issued financial statements, and until the Company is current in the filing its SEC periodic reports, the registration statements on Form S-8 covering the issuances of the Company’s common stock under its LTIP and ESPP will not be available. ESPP participants would not be permitted to purchase the Company’s common stock normally offered pursuant to the ESPP, and stock-based awards under the LTIP would not be settled, as the Company could not provide valid registration of shares delivered for resale. These restrictions were lifted on October 23, 2007, when the Company became current in the filing of its SEC periodic reports and the registration statements on Form S-8 became available.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Stock Option Plans

The following table details the weighted-average remaining contractual life of options outstanding at December 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life (Years)	Value

Outstanding at December 31, 2006	36,037,278	$11.10
Granted	30,000	$5.93
Forfeited	(5,397,609)	$10.96

Outstanding at December 31, 2007	30,669,669	$11.11

Vested or expected to vest at December 31, 2007	30,624,891	$11.12	5.0	$—
Exercisable at December 31, 2007	30,041,149	$11.17	4.9	$—

The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $2.68, $4.70 and $4.57, respectively. The total fair value of options vested was $13,970, $28,596 and $87,519, respectively. No stock options were exercised in 2007 and 2006. The aggregate intrinsic value for stock options exercised during 2005 was $185 and the cash received in association with these exercises was $1,127.

As of December 31, 2007, there was $368 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted-average period of one year.

During 2005, 2,000,000 stock options were granted with a measurement date market price that was above the grant date exercise price. As a result, the Company recognized expense of $466 for the year ended December 31, 2005.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Restricted Stock Units

On March 25, 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to an aggregate of $165,000 in RSUs under the LTIP to the Company’s current managing directors (MDs) and a limited number of key employees, and delegated to the Company’s officers the authority to grant these awards. The following table summarizes the RSU activity in 2007:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value

Nonvested at December 31, 2006(1)	8,864,065	$8.42
Granted	1,942,893	7.36
Vested	(2,431,254)	8.34
Forfeited	(1,944,372)	8.39

Nonvested at December 31, 2007(1)	6,431,332	$8.14

Vested at December 31, 2007(1)	5,733,620
Outstanding at December 31, 2007(1)	12,164,952

(1)	Approximately 73,581 RSUs (net of forfeitures) and 39,315 RSUs (net of forfeitures) have been excluded from the December 31, 2006 and 2007 nonvested balances, respectively, because they were awarded to recipients in countries where local laws require a cash settlement. Similarly, approximately 37,271 RSUs (net of forfeitures) and 76,586 RSUs (net of forfeitures) have been excluded from the December 31, 2007 vested and outstanding balances, respectively. Cash in the amount of $123 was used to settle these RSUs in 2007.

In 2007, 8,223,021 shares of common stock were used to settle RSUs. As of December 31, 2007, 11,297,233 RSUs and 112,111 RSUs were vested or expected to vest and exercisable, respectively, with an aggregate intrinsic value of $31,971 and $317, respectively. The weighted-average grant-date fair value of RSUs granted during the years 2006 and 2005 was $8.48 and $7.61, respectively. As of December 31, 2007, there was $28,428 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The total fair value of RSUs that vested, net of forfeitures, during the years 2007, 2006 and 2005 was approximately $20,436, $46,657 and $41,276, respectively. For RSU awards, the fair value is fixed on the date of grant based on the number of RSUs granted and the fair value of the Company’s common stock on the date of grant. RSUs granted during 2007 generally either: (i) cliff vest and settle three years from the grant date; or (ii) vest and settle over four years from the date of grant.

Certain RSU awards have performance vesting criteria, for which the Company has determined achievement to be probable. None of the common stock equivalents underlying these RSUs are considered to be issued or outstanding common stock, as issuance is dependent on various vesting and settlement terms as noted above.

Performance Share Units

On February 2, 2007, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to 25,000,000 PSUs to the Company’s managing directors and other high-performing senior-

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

level employees, including its executive officers, under its 2000 Amended and Restated LTIP. Activity for PSUs granted under the LTIP during 2007 was as follows:

		Weighted
		Average
	Number	Grant Date
	of PSUs	Fair Value

Nonvested and outstanding at December 31, 2006	—	$—
Granted	22,381,132	12.46
Forfeited	(4,253,907)	12.16

Nonvested and outstanding at December 31, 2007(1)	18,127,225	$12.53

(1)	Excludes approximately 31,969 PSUs awarded to recipients in China where local laws require a cash settlement.

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

An employee’s continuous employment with the Company (except in cases of death, disability or retirement, or certain changes of control as defined in the agreements governing the PSU awards) is also required for vesting of a particular employee’s PSU award. The PSU awards will be settled at various dates from 2010 to 2016.

The fair value of each PSU award was estimated on the date of grant using the Monte Carlo lattice-pricing model and applying the following assumptions:

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

As of December 31, 2007, 15,548,487 PSUs were vested or expected to vest with an aggregate intrinsic value of $33,118. As of December 31, 2007, there was $137,016 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested PSUs. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards

Under the LTIP, the Company has the discretion to grant restricted stock to certain of its officers and employees. In connection with various Andersen Business Consulting acquisitions, the Company committed to the issuance of approximately 3,000,000 shares of common stock (net of forfeitures) to former partners of those practices as a retentive measure. The stock awards have no purchase price and were issued as to one-third of the shares on the first three anniversaries of the acquisition of the relevant consulting practice, so long as the recipient remained employed by the Company. Compensation expense was recorded ratably over the three-year service period beginning in July 2002. In July 2005, the Company settled the third and final settlement of the stock award by paying the recipients $4,929 in cash. This payment was recorded as a reduction to additional paid-in capital. As of December 31, 2005, 2,100,998 shares of common stock had been issued.

The Company has granted restricted stock to non-employee members of the Board of Directors as annual grants under the LTIP, in connection with their annual service to the Company. The awards are fully vested upon grant, but are subject to transfer restrictions defined in the LTIP until the recipient is no longer a member of the Board of Directors. Under the 2000 Amended and Restated LTIP, automatic grants ceased as of January 1, 2007. The Company may, in its discretion, provide discretionary grants. In May 2007, the Board of Directors approved grants of an aggregate of 48,000 shares of restricted stock to its non-employee directors. The purpose of these grants was to provide additional compensation to non-employee directors for their service on the Board of Directors during 2005. During the year ended December 31, 2006, the Company granted 56,000 shares of restricted stock to non-employee directors. Since the Company did not hold its 2005 annual meeting of stockholders, no restricted stock awards were made to the Board of Directors in 2005.

Employee Stock Purchase Plan

The Company’s ESPP was adopted on October 12, 2000 and allows eligible employees to purchase shares of the Company’s common stock at a discount, up to a maximum of $25 at fair value, through accumulated payroll deductions of 1% to 15% of their compensation. Under the ESPP, shares of the Company’s common stock were purchased at 85% of the lesser of the fair market value at the beginning of the 24-month offering period (the “Look-Back Purchase Price”), and the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. In 2005, the Board of Directors amended the ESPP to remove the 24-month look-back purchase price for all future offering periods under the ESPP. Future offering periods will be 6-months in length and the purchase price for the Company’s common stock will be calculated at a 15% discount from the closing price on the last day of each 6-month offering period. The purchase price of the Company’s common stock for the purchase period in effect at the time of such amendment was grandfathered from this change (i.e., the purchase price was the lower of the look-back purchase price and the fair market value at the end of the purchase period) (the “Grandfathered Offering Period”). On April 18, 2007, the Board of Directors amended the ESPP to eliminate the look-back purchase price for the Grandfathered Offering Period. As amended, the purchase price for the Grandfathered Offering Period was 85% of the fair

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

market value of the Company’s common stock at the end of the Grandfathered Offering Period. During the years ended December 31, 2007, 2006 and 2005, employees purchased a total of 3,103,858, 0 and 2,053,154 shares for $12,374, $0 and $13,769, respectively. As of December 31, 2007, no shares of common stock remained available for issuance and no employee contributions were held by the Company because there was not an open offering period at that time (the Grandfathered Offering Period closed on October 29, 2007 and the next offering period opened on February 1, 2008).

In June 2005, the Company announced that certain employees below the managing director level were eligible to participate in its BE an Owner Program. Under this program, as amended, employees were intended to receive a stock grant equivalent to 3% of their annual salaries as of October 3, 2005 under the ESPP. In January 2006, the Company made a cash payment to each eligible employee in an amount equal to 1.5% of that employee’s annual salary as of October 3, 2005 (which payment was approximately $18,456 in the aggregate). In October 2007, the Company made, when it became current in the filing of its SEC periodic reports, a special contribution of approximately $10,269 representing the remaining 1.5% of eligible employees’ annual salary as of October 3, 2005 into his or her ESPP account, all of which (with the exception of $121 settled in cash, as required by local country law) was used to purchase 2,545,523 shares of the Company’s common stock at a 15% discount. The 15% discount offered to employees under these plans represents a cost to the Company that must be recognized in the Consolidated Statements of Operations in accordance with SFAS 123(R).

14.	Income Taxes

The Company reported a loss before taxes of $290,490, including net foreign income of $141,096, for the year ended December 31, 2007. The Company reported a loss before taxes of $181,043, including net foreign income of $13,495, for the year ended December 31, 2006. The Company reported a loss before taxes of $599,522, including net foreign losses of $173,046, for the year ended December 31, 2005.

The components of income tax expense (benefit) are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Current:
Federal	$10,972	$4,855	$7,437
State and local	1,100	1,199	1,400
Foreign	49,304	27,648	58,335

Total current	61,376	33,702	67,172

Deferred:
Federal	—	—	40,242
State and local	—	—	15,045
Foreign	10,857	(1,305)	(338)

Total deferred	10,857	(1,305)	54,949

Total	$72,233	$32,397	$122,121

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The following table presents the principal reasons for the difference between the effective income tax rate on income from continuing operation and the U.S. Federal statutory income tax rate:

	Year Ended December 31,
	2007	2006	2005

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Nondeductible goodwill impairment	0.0%	0.0%	(6.9)%
Change in valuation allowance	(42.4)%	(40.2)%	(37.2)%
Foreign taxes	(6.0)%	2.1%	(2.3)%
Nondeductible meals and entertainment expense	(2.3)%	(4.3)%	(1.1)%
State taxes, net of federal benefit	4.3%	3.7%	2.1%
Foreign recapitalization and restructuring	(5.9)%	(3.0)%	(5.5)%
Income tax reserve	(4.3)%	(4.6)%	(3.1)%
Non-deductible interest	(0.9)%	(2.1)%	(0.5)%
Foreign dividends	(0.1)%	(2.6)%	(0.5)%
Other, net	(2.3)%	(1.9)%	(0.4)%

Effective income tax rate	(24.9)%	(17.9)%	(20.4)%

The temporary differences that give rise to a significant portion of deferred income tax assets and liabilities are as follows:

	December 31,	December 31,
	2007	2006

Deferred income tax assets:
Net operating loss carryforwards	$287,646	$263,531
Accrued compensation	39,624	33,329
Reserve for claims	3,344	23,323
Equity-based compensation	58,805	39,126
Accrued liabilities	32,299	23,931
Other	73,472	69,945

Total gross deferred income taxes	495,190	453,185
Less valuation allowance	(468,563)	(408,149)

Total net deferred income tax assets	26,627	45,036

Deferred income tax liabilities:
Property and equipment	5,937	13,416
Other	—	245
Revenue recognition	5,334	—
Foreign currency translation	3,259	10,184

Total deferred income tax liabilities	14,530	23,845

Net deferred income tax asset	$12,097	$21,191

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

These deferred tax assets and liabilities are presented on the Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2007	2006

Current deferred tax assets	$11,521	$7,621
Non-current deferred tax assets	25,179	41,663
Current deferred tax liabilities	(15,022)	(20,109)
Non-current deferred tax liabilities	(9,581)	(7,984)

	$12,097	$21,191

The Company had U.S. net operating loss carryforwards at December 31, 2007 of approximately $564,294, which expire at various dates beginning in 2010 through 2027. The utilization of these net operating loss carryforwards is subject to limitations. The Company believes that it is more likely than not that these net operating loss carryforwards will not be utilized. The Company also had foreign net operating loss carryforwards at December 31, 2007 of approximately $235,030, which expire at various dates between 2008 and 2027 and $253,890 that carryforward indefinitely as provided by the applicable foreign law. A valuation allowance has been recorded due to the uncertainty of the recognition of certain deferred tax assets, primarily the net operating loss carryforwards of U.S., state, and certain foreign subsidiaries. The net changes in the valuation allowance for the years ended December 31, 2007, 2006 and 2005 were $60,414, $69,357, and $224,017, respectively.

A valuation allowance is provided to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s valuation allowance of $468,563 and $408,149 as of December 31, 2007 and 2006, respectively, on its deferred tax asset primarily relates to the uncertainty surrounding the realization of U.S., state and certain foreign net operating loss carryforwards and foreign tax credit carryforwards. Of these amounts, $2,100 related to amounts recorded in purchase accounting which, if realized, would reduce goodwill in the future.

Section 382 of the Internal Revenue Code limits the use of a corporation’s net operating losses and certain other tax benefits following a change in ownership of the corporation. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, a change in ownership generally occurs when there has been a cumulative change in the stock ownership of the corporation held by 5% stockholders of more than 50 percentage points over an applicable three-year period.

To the extent the Company has not experienced a change in ownership, subsequent changes in the stock ownership of the Company could result in a change in ownership that would trigger the limitations of Section 382. If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating loss tax assets to offset future taxable income.

The Company has not provided for U.S. income taxes on the unremitted earnings of certain foreign subsidiaries as these earnings are considered to be permanently reinvested. These earnings amounted to approximately $449,285, $300,315 and $226,030 for the years ended December 31, 2007, 2006 and 2005, respectively. It is not practicable to compute the estimated deferred tax liability on these earnings.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 supersedes SFAS No. 5, “Accounting for

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Contingencies,” as it relates to income tax liabilities and changes the standard of recognition that a tax contingency is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized an increase of approximately $119,845 in its liability for unrecognized tax benefits, which was reflected as an increase to the January 1, 2007 balance of accumulated deficit. A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows:

Balance at January 1, 2007	$282,822
Increase as a result of tax positions taken during the current period	30,446
Increase as a result of tax positions taken during a prior period	26,296
Decrease as a result of tax positions taken during a prior period	(14,475)
Lapse of applicable statute of limitations	(9,160)
Settlements	(968)

Balance at December 31, 2007	$314,961

If recognized, $220,896 and $243,308 would be recognized as a reduction of income tax expense impacting the effective income tax rate as of January 1, 2007 and December 31, 2007, respectively.

As of December 31, 2007 and 2006, the Company had income tax reserves accrued in the financial statements in the amounts of $243,308 and $108,499, respectively. This resulted in an increase to the reserve for tax exposures of $134,809 and $18,969 in 2007 and 2006, respectively. The components of the tax reserve increase in 2007 were $119,845 charged to accumulated deficit from the adoption of FIN 48, $12,491 charged to income tax expense and $2,473 charged to other accounts. The components of the tax reserve increase in 2006 were $13,795 charged to income tax expense and $5,174 charged to other accounts.

Final determination of a significant portion of the Company’s tax liabilities that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement.

It is reasonably possible that changes to the Company’s global unrecognized tax benefits could be significant, however due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Germany and Japan are the Company’s most significant foreign taxing jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through June 30, 2001, excluding an open audit of a $4,900 federal income tax refund claim. The statute of limitations is open for all remaining years. The Company has concluded all German federal income tax matters through December 31, 2000. The statute of limitations is open for all subsequent income tax periods. The Company is currently under audit in Germany for the tax periods ended December 31, 2001 and December 31, 2002. The Company has completed Japanese income tax matters on all open periods through December 31, 2006.

During 2005, the Internal Revenue Service commenced a federal income tax examination for the tax

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

periods ended June 30, 2001, June 30, 2003, December 31, 2003, December 31, 2004 and December 31, 2005. During 2007, the Internal Revenue Service opened the examination for the tax period ended June 30, 2002. It is not known at this time whether there will be any adjustments to the refund claims already filed or to taxes paid in any other years as a result of the examination by the Internal Revenue Service. The Company believes that it has adequate reserves for any items that may result in an adjustment as a result of the Internal Revenue Service’s income tax examination and the examinations in our foreign jurisdictions.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had $52,565 accrued for interest and penalties at adoption of FIN 48 and $64,991 at December 31, 2007. The Company recorded $12,426 in interest and penalties during the year ended December 31, 2007.

On August 14, 2007, the German Business Tax Reform 2008 was signed and the legislative process was finalized on August 17, 2007 with the official publication of the law. This new legislation changes the German Federal Corporate Tax Rate. The Company has analyzed the impact of these changes on its deferred tax assets and liabilities as of the enactment date. During the year ended December 31, 2007, the Company recorded a net increase to income tax expense of $3,100 to reflect the impact of the tax rate change.

In 2006, the Company filed a federal income tax refund claim related to the tax year ended December 31, 2005 in the amount of $6,300 regarding a net operating loss carryback. The Company received the federal income tax refund before December 31, 2006. In 2005, the Company filed federal refund claims related to December 31, 2004 and prior years in the amount of $20,400 regarding net operating loss carrybacks, foreign tax credit carrybacks and corrections of previous amounts reported and other miscellaneous items. In December 2005, the Company received from the Internal Revenue Service tentative refunds amounting to $15,500 related to the December 31, 2004 net operating loss carryback. The remaining refund claims are under review by the Internal Revenue Service. These refunds are subject to review by the U.S. Congress Joint Committee on Taxation.

15.	Transactions with KPMG LLP

Effective January 31, 2000, the Company and KPMG LLP entered into an outsourcing agreement whereby the Company received and was charged for services performed by KPMG LLP, which was amended and restated effective July 1, 2000 to eliminate the service related costs that were not required. On February 13, 2001, the Company and KPMG LLP entered into a transition services agreement whereby the Company received and was charged for infrastructure services on substantially the same basis as the amended and restated outsourcing agreement. The allocation of costs to the Company for such services was based on actual costs incurred by KPMG LLP and were allocated among KPMG LLP’s assurance and tax businesses and the Company primarily on the basis of full-time equivalent personnel and actual usage (specific identification). With regard to facilities costs, the Company and KPMG LLP have entered into arrangements pursuant to which the Company subleases from KPMG LLP office space that was formally allocated to the Company under the outsourcing agreement. The terms of the arrangements are substantially equivalent to those under the original outsourcing agreement, and extend over the remaining period covered by the lease agreement between KPMG LLP and the lessor.

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

The transition services agreement and outsourcing services agreement expired on February 13, 2005 and October 1, 2005, respectively. The Company continues to sublease office space from KPMG LLP after the expiration of the transition services agreement under operating lease agreements. In connection with the expiration of the transition services agreement, the Company also agreed to settle a separate arrangement under which it pays KPMG LLP for the use of occupancy-related assets in the office facilities subleased by the Company from KPMG LLP. As such, during July 2005, the Company paid KPMG LLP $17,356 for its share of the cost of the occupancy-related assets that related to office locations that it subleased from KPMG LLP. Approximately $9,660 of the total $17,356 paid to KPMG LLP related to office locations that were previously abandoned in connection with the Company’s office space reduction effort. Accordingly, the Company has reserved for this amount as part of its lease and facilities restructuring charges recorded during the year ended December 31, 2005. The Company classified the remaining $7,696 paid to KPMG LLP as a prepaid service cost, which are amortized over the remaining term of its respective sublease agreements with KPMG LLP. As of December 31, 2007, the remaining amount to be expensed was $1,219. For a discussion regarding the settlement with KPMG LLP, see Note 11, “Commitments and Contingencies.”

Total expenses allocated to the Company under the transition services agreement and outsourcing services agreement with regard to occupancy costs and other infrastructure services are as follows:

Year Ended
December 31,
2005

Occupancy costs	$2,760
Other infrastructure service costs	3,236

Total	$5,996

Amounts included in:
Other costs of service	$2,760
Selling, general and administrative expenses	3,236

$5,996

There were no expenses allocated to the Company relating to the transition services agreement or outsourcing services agreement during the year ended December 31, 2007 and 2006 as KPMG LLP was not considered a related party during the respective periods.

16.	Employee Benefit Plans

401(k) Plan

The Company sponsors a qualified 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of its employees. Participants are permitted (subject to a maximum permissible contribution under the Internal Revenue Code for calendar year 2007 of $16) to contribute up to 50% of their pre-tax earnings to the 401(k) Plan. Employees who make salary reduction contributions during the plan year and who are employed on the last day of the 401(k) Plan year receive a Company matching contribution of 25% of the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

first 6% of pre-tax eligible compensation contributed to the 401(k) Plan, and, at the discretion of the Company, may receive an additional discretionary contribution of up to 25% of the first 6% of pre-tax eligible compensation contributed to the plan. Matching contributions are calculated once a year on the last day of the plan year. Effective May 1, 2006, the plan’s year end was changed to December 31 from April 30. In addition, the plan does not restrict the ability of employees to dispose of any of the Company’s common stock that are held in their retirement funds (see Note 13, “Stock-Based Compensation”). For the years ended December 31, 2006 and 2005, Company-matching contributions made, net of forfeitures, were $7,464 and $7,311, respectively. For the year ended December 31, 2007, the Company has accrued, net of forfeitures, $7,422 for Company-matching contributions to the 401(k) Plan.

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

For the years ended December 31, 2007, 2006 and 2005, the pension benefit plans and the postretirement medical plan had a measurement date of December 31.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The following schedules provide information concerning the pension and postretirement medical plans held by the Company:

	Pension Plans
	Year Ended December 31,
	2007	2006	2005

Components of net periodic pension cost
Service cost	6,613	7,166	$6,362
Interest cost	4,863	4,429	4,167
Expected return on plan assets	(998)	(1,075)	(1,172)
Amortization of loss	675	1,026	16
Amortization of prior service cost	396	635	774
Curtailment	—	120	(833)
Settlement	—	(365)	(232)

Net periodic pension cost	$11,549	$11,936	$9,082

	Postretirement Medical Plan
	Year Ended December 31,
	2007	2006	2005

Components of postretirement medical cost
Service cost	$2,471	$1,922	$1,257
Interest cost	866	735	572
Amortization of losses	51	156	73
Amortization of prior service cost	478	478	478

Net periodic postretirement medical cost	$3,866	$3,291	$2,380

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

			Postretirement
			Medical
	Pension Plans		Plan
	Year Ended		Year Ended
	December 31,		December 31,
	2007	2006	2007	2006

Change in projected benefit obligation
Benefit obligation at beginning of year	$119,159	$112,542	$15,073	$13,204
Service cost	6,612	7,166	2,471	1,922
Interest cost	4,863	4,428	866	736
Plan participants’ contributions	678	637	196	188
Curtailment(1)	—	(69)	—	—
Benefits paid	(2,412)	(1,609)	(270)	(151)
Administrative expense	(138)	(128)	—	—
Actuarial (gain) loss	(16,854)	(8,372)	(2,907)	(826)
Settlement(1)	—	(6,986)	—	—
Effect of exchange rate changes	12,113	11,550	—	—

Projected benefit obligation at end of year	$124,021	$119,159	$15,429	$15,073

Change in plan assets
Fair value of plan assets at beginning of year	$22,235	$24,332	$—	$—
Actual return on plan assets	260	664	—	—
Employer contributions	3,874	3,440	74	(37)
Employee contributions	678	637	196	188
Benefits paid	(2,412)	(1,609)	(270)	(151)
Administrative expense	(138)	(128)	—	—
Settlement(1)	—	(6,986)	—	—
Effect of exchange rate changes	1,848	1,885	—	—

Fair value of plan assets at end of year	$26,345	$22,235	$—	$—

Reconciliation of funded status
Funded status	$(97,676)	$(96,924)	$(15,429)	$(15,073)
Unrecognized loss	—	—	—	—
Unamortized prior service cost	—	—	—	—

Net amount recognized	$(97,676)	$(96,924)	$(15,429)	$(15,073)

Amounts recognized in Accumulated Other Comprehensive Loss
Prior service cost	$3,574	$4,896	$1,548	$2,026
Net (gain) loss	(3,589)	6,510	(531)	2,426

Total accumulated other comprehensive (income) loss	$(15)	$11,406	$1,017	$4,452

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$2,460	$231	$—	$—
Current liabilities	(2,172)	(1,821)	(189)	(229)
Noncurrent liabilities	(97,964)	(95,334)	(15,240)	(14,844)

Net amount recognized	$(97,676)	$(96,924)	$(15,429)	$(15,073)

Accumulated benefit obligation	$110,065	$105,894	$15,429	$15,073

(1)	The settlement and curtailment related to a decrease in participants in the Switzerland Plan due to a reduction in workforce.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

As of December 31, 2007, the Switzerland pension plan had a fair value of assets in excess of the projected benefit obligation of $2,460. The German pension plan had a projected benefit obligation in excess of the fair value of assets of $94,685. During the year, the Company reclassified $639 from accumulated other comprehensive income to expense for its German pension and $529 for its postretirement medical plan.

Effective July 23, 2007, the Company amended its defined benefit pension plans in Germany to no longer accept new participants.

	Pension
	Plans		Postretirement Medical Plan
	Year Ended		Year Ended
	December 31,		December 31,
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.1%	4.2%	6.1%	5.8%
Rate of compensation increase	3.0%	3.0%	—	—
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.2%	4.0%	5.8%	5.8%
Expected long-term return on plan assets	4.5%	4.5%	—	—
Rate of compensation increase	3.0%	3.0%	—	—

The Company’s target allocation is 31% equities, 13% real estate and 56% bonds. This target allocation is used in conjunction with historical returns on these asset categories, current market conditions and future expectations in order to determine an appropriate expected long-term return on plan assets. The investment strategy with respect to the pension assets is to achieve a long-term rate of return to satisfy current and future plan liabilities while minimizing risks. The weighted average asset allocations are as follows:

	Pension Plan
	December 31,	December 31,
	2007	2006

Asset category
Bonds	51.0%	49.0%
Equities	31.0	30.0
Real estate	13.0	14.0
Other	5.0	7.0

Total	100.0%	100.0%

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The benefit payments are expected to be paid from the pension and postretirement medical plans in the following years:

		Postretirement
	Pension Plans	Medical Plan

2008	$3,616	$189
2009	3,805	266
2010	4,022	369
2011	4,237	462
2012	4,462	573
Years 2013-2017	26,913	6,314

	$47,055	$8,173

The assumed health care cost trends for the postretirement medical plan are as follows:

	December 31,	December 31,
	2007	2006

Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1%-Point	1%-Point
	Increase	Decrease

Effect on total service and interest cost	$652	$(535)
Effect on Postretirement Benefit Obligation	$2,529	$(2,108)

The Company expects to contribute $3,805 to its pension plans and postretirement medical plan in the year ending December 31, 2008. The Company has other employee benefit pension plans outside the U.S. that are not included in the tables above for which the liability was $5,988 and $5,702 as of December 31, 2007 and 2006, respectively.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The following table presents the incremental effects on the Company’s Consolidated Balance Sheet at December 31, 2006 as a result of adopting this recognition requirement from SFAS 158:

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

The Company expects that $1,153 of unrecognized prior service cost and $(17) of unrecognized net actuarial loss will be reclassified from accumulated other comprehensive loss and will be recognized as a component of net periodic benefit cost in 2008. The Company does not expect to receive any refunds from the Switzerland pension plan in 2008 as the respective pension plan does not allow any refunds to be made to the Company.

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

Deferred compensation plan investments are classified as trading securities and consist primarily of investments in mutual funds, money market funds and equity securities. In addition, as of December 31, 2007, the Rabbi Trust invested in 179 shares of the Company’s common stock. The values of these investments are based on published market quotes at the end of the period. Adjustments to the fair value of these investments are recorded in the Consolidated Statements of Operations. Gross realized and unrealized gains and losses from trading securities have not been material. These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, in the event the Company became insolvent, the investments would be available to all unsecured general creditors.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The deferred compensation liability relates to obligations due to participants under the plan. The deferred compensation liability balance represents accumulated participant deferrals, and earnings thereon, since the inception of the plan, net of withdrawals. The deferred compensation liability is recorded within other long term liabilities on the Consolidated Balance Sheets. The Company’s liability under the plan is an unsecured general obligation of the Company. At December 31, 2007 and 2006, $6,766 and $7,352, respectively, had been deferred under the plan.

17.	Lease and Facilities Restructuring and Severance Activities

Severance Activities

Through the normal course of operations, the Company periodically adjusts the size of its workforce to better match the needs of the business. In 2007, 2006 and 2005, the Company terminated approximately 8.0%, 4.8% and 4.8% of its average annual workforce, respectively, resulting in severance costs of $24,227, $18,937 and $35,981, respectively. The Company maintains ongoing benefit plans covering employee terminations, as defined by SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” and accounts for severance costs related to these activities when management with the requisite authority approves employee termination and it is probable that no significant changes to planned terminations will occur between approval and execution. Benefits provided in excess of the Company’s ongoing benefit plans are accounted for when terminations are communicated to the affected employees.

Lease and Facilities Restructuring Activities

In connection with the Company’s office space reduction efforts, the Company recognized a $15,814 restructuring charge during the year ended December 31, 2007 related to lease and facility exit activities. The $15,814 charge, recorded within the Corporate/Other operating segment, included $10,095 related to the fair value of future lease obligations (net of estimated sublease income), and $5,719 representing unamortized cost of fixed assets associated with the exited facilities.

Additionally, the Company recorded charges and adjustments of $5,055 associated with restructuring activities recognized prior to 2007. Since July 2003, the Company has incurred a total of $153,206 in lease and facilities-related restructuring charges in connection with its office space reduction effort relating to the following regions: $29,290 in EMEA, $863 in Asia Pacific and $123,053 in North America. As of December 31, 2007, the Company had a remaining lease and facilities accrual of $17,618 and $48,066, identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms which expire in 2016.

During the year ended December 31, 2006, the Company recognized a $29,621 restructuring charge related to lease, facility and other exit activities. The $29,621 charge, recorded within the Corporate/Other operating segment, included $27,552 related to the fair value of future lease obligations (net of estimated sublease income) and $2,069 in other costs associated with exiting facilities.

During the year ended December 31, 2005, the Company recognized a $29,581 restructuring charge related to lease, facility and other exit activities. The $29,581 charge, recorded within the Corporate/Other

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

operating segment, included $24,837 related to the fair value of future lease obligations (net of estimated sublease income) and $4,744 in other costs associated with exiting facilities.

The following table summarizes the restructuring activities for the years ended December 31, 2007, 2006 and 2005:

Total

Balance at December 31, 2004	$50,342
Charges to operations	29,581
Payments	(28,315)
Other (1)	(1,011)

Balance at December 31, 2005	50,597
Charges to operations	29,621
Payments	(14,142)
Other (1)	842

Balance at December 31, 2006	66,918
Charges to operations	20,869
Payments	(23,774)
Other (1)	1,671

Balance at December 31, 2007	65,684

(1)	Other changes in restructuring accrual consist primarily of foreign currency translation adjustments.

The expected utilization of the remaining lease and facilities accrual is as follows:

Year Ending December 31:
2008	$17,618
2009	13,525
2010	9,942
2011	9,850
2012	8,237
Thereafter	6,512

Total	$65,684

18.	Segment Information

The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its three North American industry groups (Public Services, Commercial Services and Financial Services), its three

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss. Performance of the segments is evaluated on operating income excluding the costs of infrastructure and shared service costs (such as facilities, information systems, finance and accounting, human resources, legal and marketing), which is represented by the Corporate/Other segment. Beginning in 2005, the Company combined its Communications, Content and Utilities and Consumer, Industrial and Technology industry groups to form the Commercial Services industry group.

Financial data presented by reportable segments is provided below:

	Year Ended December 31, 2007
	Public	Commercial	Financial			Latin	Corporate/
	Services	Services	Services	EMEA	Asia Pacific	America	Other(1)	Total

Revenue	$1,432,645	$509,789	$264,198	$791,298	$362,715	$90,091	$4,826	$3,455,562
Operating income (loss)	230,007	58,705	22,896	124,675	69,243	(17,059)	(721,259)	(232,792)
Depreciation and amortization	8,648	696	557	11,855	875	450	40,391	63,472
Interest expense(2)	25,025	5,638	3,412	7,586	5,476	2,074	12,005	61,216
Total assets(3)	396,542	95,003	48,026	594,675	130,109	25,159	691,890	1,981,404

	Year Ended December 31, 2006
	Public	Commercial	Financial			Latin	Corporate/
	Services	Services	Services	EMEA	Asia Pacific	America	Other(1)	Total

Revenue	$1,339,358	$554,806	$399,331	$703,083	$360,001	$82,319	$5,105	$3,444,003
Operating income (loss)	234,309	57,229	111,192	96,180	68,205	4,465	(770,849)	(199,269)
Depreciation and amortization	10,080	1,089	852	10,573	2,795	712	49,467	75,568
Interest expense(2)	25,915	6,382	4,715	3,637	9,717	2,836	(16,020)	37,182
Total assets(3)	418,999	113,948	63,342	573,489	124,068	24,714	620,680	1,939,240

	Year Ended December 31, 2005
	Public	Commercial	Financial			Latin	Corporate/
	Services	Services(4)	Services	EMEA (5)	Asia Pacific	America	Other (1)	Total

Revenue	$1,293,390	$663,797	$379,592	$662,020	$312,190	$75,664	$2,247	$3,388,900
Operating income (loss)	195,204	(117,376)	84,926	(47,917)	39,098	(213)	(715,278)	(561,556)
Depreciation and amortization	11,042	879	1,027	6,856	4,328	732	47,946	72,810
Interest expense(2)	27,443	9,430	5,610	1,208	8,107	2,807	(21,220)	33,385
Total assets(3)	469,205	166,331	94,781	515,606	127,757	16,674	582,072	1,972,426

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs, such as facilities, information systems, finance and accounting, human resources, legal and marketing.
(2)	Interest expense is allocated to the industry segments based on accounts receivable and unbilled revenue.
(3)	Industry segment assets include accounts receivable, unbilled revenue, certain software and property and equipment directly attributed to the industry segment, purchased intangible assets and goodwill. All other assets are not allocated to industry segments and are classified as corporate assets.
(4)	Commercial Services includes a $64,188 goodwill impairment charge for the year ended December 31, 2005.
(5)	EMEA includes a $102,227 goodwill impairment change for the year ended December 31, 2005.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Geographic Information

Financial data segmented by geographic area is provided below:

	Year Ended December 31,
	2007		2006		2005
		Property and		Property and		Property and
		Equipment,		Equipment,		Equipment,
	Revenue (2)	Net (3)	Revenue (2)	Net (3)	Revenue (2)	Net (3)

North America(1)	$2,206,632	$88,176	$2,293,495	$112,262	$2,336,779	$129,545

EMEA	791,298	17,660	703,083	26,930	662,020	31,228
Asia Pacific	362,715	4,738	360,001	4,886	312,190	6,832
Latin America(4)	90,091	3,197	82,319	2,314	75,664	2,528

Total Outside of North America	1,244,104	25,595	1,145,403	34,130	1,049,874	40,588

Corporate/Other	4,826	—	5,105	—	2,247	—

Total	$3,455,562	$113,771	$3,444,003	$146,392	$3,388,900	$170,133

(1)	The North America region includes the Public Services, Commercial Services and Financial Services segments. The North America region is comprised of operations in the United States and Canada. The Company reports financial information for these two countries as one region. The Company’s operations in Canada do not contribute materially to the North America region.
(2)	Revenue by geographic region is reported based on where client services are supervised.
(3)	Property and equipment, net of depreciation, related to the geographic region in which the assets reside.
(4)	The Latin America region includes Mexico.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

19.	Results by Quarter (unaudited)

	Quarterly Periods during the Year Ended
	December 31, 2007
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Revenue	$852,067	$861,897	$875,346	$866,252

Costs of service:
Costs of service	770,192	725,411	731,486	739,079
Lease and facilities restructuring charge	20,561	3,866	1,329	(4,887)

Total costs of service	790,753	729,277	732,815	734,192

Gross profit	61,314 (1)	132,620	142,531	132,060
Selling, general and administrative expenses	189,042	160,324	174,707	177,244

Operating loss	(127,728)	(27,704)	(32,176)	(45,184)
Interest/other expense, net	(15,228)	(19,822)	(13,626)	(9,022)

Loss before taxes	(142,956)	(47,526)	(45,802)	(54,206)
Income tax expense	26,028 (2)	20,480	18,225	7,500

Net loss	$(168,984)	$(68,006)	$(64,027)	$(61,706)

Loss per share — basic and diluted	$(0.77)	$(0.32)	$(0.30)	$(0.29)

	Quarterly Periods during the Year Ended
	December 31, 2006
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Revenue	$874,331	$843,248	$892,680	$833,744

Costs of service:
Costs of service	749,437	683,318	698,631	732,470
Lease and facilities restructuring charge	23,372	961	2,488	2,800

Total costs of service	772,809	684,279	701,119	735,270

Gross profit	101,522	158,969	191,561	98,474
Amortization of purchased intangible assets	—	515	515	515
Selling, general and administrative expenses	209,630	173,323	176,384	188,913

Operating (loss) income	(108,108)	(14,869)	14,662	(90,954)
Insurance settlement, net of legal fees	—	—	—	38,000
Interest/other expense, net	(2,180)	(5,906)	(5,351)	(6,337)

(Loss) income before taxes	(110,288)	(20,775)	9,311	(59,291)
Income tax (benefit) expense	(2,047)	8,858	12,164	13,422

Net loss	$(108,241)	$(29,633)	$(2,853)	$(72,713)

Loss per share — basic and diluted	$(0.51)	$(0.14)	$(0.01)	$(0.34)

(1)	During the fourth quarter of 2007, the Company recorded $58,800 in loss reserves and revenue write downs in addition to $20,561 in lease and facilities restructuring charges which significantly impacted gross profit.

(2)	During the fourth quarter of 2007, the Company recorded a valuation allowance against previously recognized deferred tax assets of $11,867.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

20.	Supplemental Financial Information

The following tables present a summary of additions and deductions related to the allowances for doubtful accounts receivable and allowances for income tax valuation:

	Balance at	Charge to		Balance at
	Beginning	Costs and	Deductions-	End
Allowance for Doubtful Accounts	of Period	Expenses (1)	Write Offs	of Period

Year Ended December 31, 2007	$5,927	$2,465	$(2,412)	$5,980
Year Ended December 31, 2006	9,326	(464)	(2,935)	5,927
Year Ended December 31, 2005	11,296	5,334	(7,304)	9,326

(1)	Expense reflected in other costs of service in the Consolidated Financial Statements

	Balance at	Charged to	Charged	Credited to	Balance at
	Beginning	Income Tax	to Other	Income Tax	End of
Income Tax Valuation Allowance	of Period	Provision	Accounts (2)	Provision	Period

Year Ended December 31, 2007	$408,149	$125,590	$(65,176)	$—	$468,563
Year Ended December 31, 2006	338,792	76,775	(7,418)	—	408,149
Year Ended December 31, 2005	114,775	223,031	986	—	338,792

(2)	Other accounts include deferred tax accounts, currency translation adjustments and amounts related to the adoption of FIN 48.