Form 10-Q
period 2008-03-31
BEARINGPOINT INC
filed 2008-05-12
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock of the registrant outstanding as of May 1, 2008 was 217,900,530.

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$830,020	$866,252

Costs of service:
Professional compensation	453,697	474,609
Other direct contract expenses	158,277	195,877
Lease and facilities restructuring credits	(6,052)	(4,887)
Other costs of service	71,359	68,593

Total costs of service	677,281	734,192

Gross profit	152,739	132,060

Selling, general and administrative expenses	142,749	177,244

Operating income (loss)	9,990	(45,184)
Interest income	2,513	1,752
Interest expense	(16,069)	(10,869)
Other (expense) income, net	(2,331)	95

Loss before taxes	(5,897)	(54,206)
Income tax expense	17,292	7,500

Net loss	$(23,189)	$(61,706)

Loss per share — basic and diluted	$(0.10)	$(0.29)
Weighted average shares — basic and diluted	222,351,767	214,372,953
The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,
	2008	December 31,
	(unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$409,460	$466,815
Restricted cash	3,943	1,703
Accounts receivable, net of allowances of $6,035 at March 31, 2008 and $5,980 at December 31, 2007	362,882	356,178
Unbilled revenue	348,707	319,132
Income tax receivable	12,846	8,869
Deferred income taxes	14,322	11,521
Prepaid expenses	33,628	36,500
Other current assets	43,931	38,122

Total current assets	1,229,719	1,238,840
Property and equipment, net	111,305	113,771
Goodwill	528,230	494,656
Deferred income taxes, less current portion	17,988	25,179
Other assets	117,796	108,958

Total assets	$2,005,038	$1,981,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$5,310	$3,700
Accounts payable	202,041	215,999
Accrued payroll and employee benefits	379,276	368,208
Deferred revenue	97,446	115,961
Income tax payable	41,095	58,304
Current portion of accrued lease and facilities charges	17,326	17,618
Deferred income taxes	13,336	15,022
Accrued legal settlements	23,860	8,716
Other current liabilities	110,007	108,364

Total current liabilities	889,697	911,892
Notes payable, less current portion	971,899	970,943
Accrued employee benefits	129,020	118,235
Accrued lease and facilities charges, less current portion	37,933	48,066
Deferred income taxes, less current portion	11,922	9,581
Income tax reserve	248,334	242,308
Other liabilities	148,041	149,668

Total liabilities	2,436,846	2,450,693

Commitments and contingencies (note 8)
Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 222,707,204 shares issued and 217,907,212 shares outstanding on March 31, 2008 and 219,890,126 shares issued and 215,156,077 shares outstanding on December 31, 2007	2,214	2,186
Additional paid-in capital	1,459,650	1,438,369
Accumulated deficit	(2,203,767)	(2,180,578)
Accumulated other comprehensive income	348,334	308,857
Treasury stock, at cost (4,799,992 shares on March 31, 2008 and 4,734,049 shares on December 31, 2007)	(38,239)	(38,123)

Total stockholders’ deficit	(431,808)	(469,289)

Total liabilities and stockholders’ deficit	$2,005,038	$1,981,404

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,189)	$(61,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for deferred income taxes	5,214	7,127
(Benefit) provision for doubtful accounts	(1,000)	1,352
Stock-based compensation	21,309	16,230
Depreciation and amortization of property and equipment	12,426	17,896
Lease and facilities restructuring credits	(6,052)	(4,887)
(Gain) loss on disposal and impairment of assets	(23)	106
Amortization of debt issuance costs and debt accretion	2,993	2,844
Other	3,342	(518)
Changes in assets and liabilities:
Accounts receivable	5,753	20,285
Unbilled revenue	(24,715)	(89,713)
Income tax receivable, prepaid expenses and other current assets	(4,682)	33,711
Other assets	(8,484)	(7,657)
Accounts payable	(17,140)	(43,781)
Income tax payable, accrued legal settlements and other current liabilities	(10,596)	(56,802)
Accrued payroll and employee benefits	1,396	37,854
Deferred revenue	(18,687)	(10,849)
Income tax reserve and other liabilities	(93)	1,662

Net cash used in operating activities	(62,228)	(136,846)

Cash flows from investing activities:
Purchases of property and equipment	(8,428)	(12,319)
Increase in restricted cash	(2,239)	(191)

Net cash used in investing activities	(10,667)	(12,510)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	—
Treasury stock through net share delivery	(92)	—
Net proceeds from issuance of notes payable	2,141	—
Repayments of notes payable	(750)	(360)
Increase in book overdrafts	884	4,191

Net cash provided by financing activities	2,184	3,831

Effect of exchange rate changes on cash and cash equivalents	13,356	1,433

Net decrease in cash and cash equivalents	(57,355)	(144,092)
Cash and cash equivalents — beginning of period	466,815	389,571

Cash and cash equivalents — end of period	$409,460	$245,479

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited interim Consolidated Financial Statements of BearingPoint, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. These statements do not include all of the information and Note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) filed with the SEC. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. Certain amounts reported in the prior year have been reclassified to conform to the current period presentation.
     The interim Consolidated Financial Statements reflect the operations of the Company and all of its majority-owned subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated.
Note 2. Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” This statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect this will have a significant impact on its financial statements.
Note 3. Stock-Based Compensation
     The Consolidated Statements of Operations for the quarters ended March 31, 2008 and 2007 include stock-based compensation expense related to awards of stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”) and to issuances under the Company’s Employee Stock Purchase Plan (“ESPP”), including the Company’s “BE an Owner” program, and restricted stock awards as follows:

	Three Months Ended
	March 31,
	2008	2007
Stock options	$288	$2,418
RSUs	4,129	5,416
PSUs	16,640	7,219
ESPP and BE an Owner	128	1,177
Restricted stock awards	124	—

Total	$21,309	$16,230

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Stock Options
     During the first quarter of 2008, the Company granted 2,717,600 options to employees. As of March 31, 2008, there were 29,182,715 options outstanding.
Restricted Stock Awards
     During the first quarter of 2008, the Company granted 64,000 shares of restricted stock to its non-employee members of the Board of Directors, in connection with their 2007 annual service to the Company.
Restricted Stock Units and Performance Share Units
     During the first quarter of 2008, 2,753,078 shares of common stock were issued in settlement of RSUs. The following table summarizes RSU and PSU activity during the first quarter of 2008:

	RSUs (1)		PSUs (2)
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Units	Value	Units	Value
Nonvested at December 31, 2007	6,428,764	$8.14	18,104,846	$12.53
Granted	1,330,027	$2.70	—
Vested	(1,575,413)	$8.39	—
Forfeited	(428,697)	$7.86	(1,454,795)	$12.29

Nonvested at March 31, 2008	5,754,681	$6.83	16,650,051	$12.55

Vested at March 31, 2008	4,540,919		—
Outstanding at March 31, 2008	10,295,600		16,650,051

(1)	Approximately 41,883 RSUs (net of forfeitures) and 47,153 RSUs (net of forfeitures) have been excluded from the December 31, 2007 and March 31, 2008 nonvested balances, respectively, because they were awarded to recipients in countries where local laws require a cash settlement. Similarly, approximately 27,537 RSUs (net of forfeitures) and 74,690 RSUs (net of forfeitures) have been excluded from the March 31, 2008 vested and outstanding balances, respectively.

(2)	Approximately 54,348 PSUs (net of forfeitures) have been excluded from the December 31, 2007 and March 31, 2008 nonvested balances, because they were awarded to recipients in countries where local laws require a cash settlement. Similarly, approximately 54,348 PSUs (net of forfeitures) have been excluded from the March 31, 2008 outstanding balance.
Note 4. Loss per Share
     Basic loss per share is computed based on the weighted average number of common shares outstanding and vested RSUs during the period. The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended
	March 31,
	2008	2007
Common shares outstanding	216,007,040	201,296,820
Vested RSUs	6,344,727	13,076,133

	222,351,767	214,372,953

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     The following table sets forth the potential common stock equivalents, on a weighted-average basis, that were excluded from the computation of diluted EPS. The inclusion of any portion of such shares in future calculations of diluted EPS is dependent on several factors, including whether or not the Company generates net income, the level of net income generated and the Company’s common stock price.

	Three Months Ended March 31,
	2008	2007
Employee stock options	30,893,518	35,421,101
Employee stock purchase plan	1,370,783	4,128,137
Unvested restricted stock units	6,067,333	8,568,592
Performance share units(1)	43,318,610	18,773,081
$250,000 2.50% Series A Convertible Subordinated Debentures due 2024	23,810,200	23,810,200
$200,000 2.75% Series B Convertible Subordinated Debentures due 2024	19,048,160	19,048,160
$200,000 5.00% Convertible Senior Subordinated Debentures due 2025	30,303,020	30,303,020
$40,000 0.50% Convertible Senior Subordinated Debentures due 2025	5,925,926	5,925,926
Warrants issued in connection with the July 2005 Convertible Debentures	3,500,000	3,500,000
Softline acquisition obligation	—	753,833

	164,237,550	150,232,050

(1)	As of the end of the reporting period, the performance conditions described further in Note 13, “Stock-Based Compensation,” included in the 2007 Form 10-K, have not been met; however, the above shares represent the maximum settlement of shares under this program.
Note 5. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(23,189)	$(61,706)
Pension prior service cost, net of tax of $22	297	—
Pension net actuarial gain, net of tax of $2	(7)	—
Foreign currency translation adjustment	39,187	4,748

Comprehensive income (loss)	$16,288	$(56,958)

Note 6. Goodwill
     The Company is in the process of completing its required annual goodwill impairment test as of April 1, 2008. The Company does not expect the completion of this test will result in an impairment of goodwill.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 7. Lease and Facilities Restructuring Activities
     During the three months ended March 31, 2008, the Company recorded a restructuring credit of $6,052 associated with restructuring activities recognized prior to 2008. The credit was recorded within the Corporate/Other operating segment and represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities. Since July 2003, the Company has incurred a total of $147,154 in lease and facilities-related restructuring charges in connection with its office space reduction effort relating to the following regions: $21,432 in Europe, the Middle East and Africa (“EMEA”), $863 in Asia Pacific and $124,859 in North America. As of March 31, 2008, the Company had a remaining lease and facilities accrual of $55,259, of which $17,326 and $37,933 have been identified as current and non-current portions, respectively. It is anticipated that this remaining lease and facilities accrual will be paid over the remaining lease terms which expire at various dates through 2016.
     Changes in the Company’s accrual for restructuring charges for the three months ended March 31, 2008 were as follows:

Total
Balance at December 31, 2007	$65,684
New charges	—
Adjustment to the provision	(6,052)
Payments and other utilization	(5,490)
Other(1)	1,117

Balance at March 31, 2008	$55,259

(1)	Other changes in the restructuring accrual consist primarily of foreign currency translation adjustments.
     During the three months ended March 31, 2007, the Company recorded a restructuring credit of $4,887 within the Corporate/Other operating segment, to adjust its previously recorded lease charges. This credit represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities.
Note 8. Commitments and Contingencies
     The Company currently is a party to a number of disputes which involve or may involve litigation or other legal or regulatory proceedings. Generally, there are three types of legal proceedings to which the Company has been made a party:
•	Claims and investigations arising from its inability to timely file periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the restatement of its financial statements for certain prior periods to correct accounting errors and departures from generally accepted accounting principles for those years (“SEC Reporting Matters”);

•	Claims and investigations being conducted by agencies or officers of the U.S. Federal government and arising in connection with its provision of services under contracts with agencies of the U.S. Federal government (“Government Contracting Matters”); and

•	Claims made in the ordinary course of business by clients seeking damages for alleged breaches of contract or failure of performance, by current or former employees seeking damages for alleged acts of wrongful termination or discrimination, and by creditors or other vendors alleging defaults in payment or performance (“Other Matters”).
     The Company currently maintains insurance in types and amounts customary in its industry, including coverage for professional liability, general liability and management and director liability. Based on management’s current assessment and insurance coverages

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
believed to be available, the Company believes that its financial statements include adequate provision for estimated losses that are likely to be incurred with regard to all matters of the types described above.
SEC Reporting Matters
     2005 Class Action Suits
     In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to its financial results in the Company’s SEC filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. The Company was awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. The court ordered both parties to submit briefs regarding the impact of Tellabs upon the defendants’ motion to dismiss. The parties filed their briefs on July 16, 2007, and oral arguments were held on July 27, 2007. On September 12, 2007, the court dismissed with prejudice this complaint, granting motions to dismiss filed by the Company and the other named defendants. In granting the Company’s motion to dismiss, the court ruled that the plaintiff failed to meet the scienter pleading requirements set forth in the Private Securities Litigation Reform Act of 1995, as amended. On September 26, 2007, the plaintiffs filed a motion that seeks a reversal of the court’s order dismissing the case or an amendment to the court’s order that would allow the plaintiffs to replead. The Company filed its brief on October 17, 2007 and although a hearing on the plaintiffs’ motion was scheduled for November 16, 2007, the court canceled the hearing as not necessary. On November 19, 2007, the court issued an order denying the plaintiffs’ motion to amend or alter the court’s September 12, 2007 dismissal of this matter. The plaintiffs have appealed the matter to the U.S. Court of Appeals for the Fourth Circuit. It is not possible to predict with certainty whether or not the Company will ultimately be successful in this matter, and, if not, what the impact might be. Accordingly, no liability has been recorded.
     2005 Shareholders’ Derivative Demand
     On May 21, 2005, the Company received a letter from counsel representing one of its shareholders requesting that the Company initiate a lawsuit against its Board of Directors and certain then present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in its report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation, the Company’s Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. The Company filed demurrers on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims, with leave to file amended claims. As a result of the Company’s annual meeting of stockholders held on December 14, 2006, the claim seeking the scheduling of an annual meeting became moot. On January 3, 2007, the plaintiff filed an amended derivative complaint re-asserting the previously dismissed derivative claims and alleging that the Board’s refusal of his demand was not in good faith. The Company’s renewed motion to dismiss all remaining claims was heard on March 23, 2007. On February 20, 2008, the court granted the Company’s motion to dismiss and dismissed the claims with prejudice. The plaintiff did not appeal the final judgment within the applicable time period in early April 2008, therefore, the dismissal is final and the judgment cannot be appealed. Accordingly, no liability has been recorded.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     SEC Investigation
     On April 13, 2005, the staff of the SEC’s Division of Enforcement requested information and documents relating to the Company’s March 18, 2005 Form 8-K. On September 7, 2005, the Company announced that the staff had issued a formal order of investigation in this matter. The Company subsequently has received subpoenas from the staff seeking production of documents and information, including certain information and documents related to an investigation conducted by its Audit Committee. The Company continues to provide information and documents to the SEC as requested. The investigation is ongoing and the SEC is in the process of taking the testimony of a number of its current and former employees, including one of its former directors.
     In connection with the investigation by its Audit Committee, the Company became aware of incidents of possible non-compliance with the Foreign Corrupt Practices Act and its internal controls in connection with certain of its operations in China and voluntarily reported these matters to the SEC and U.S. Department of Justice in November 2005. Both the SEC and the Department of Justice are investigating these matters in connection with the formal investigation described above. On March 27, 2006, the Company received a subpoena from the SEC regarding information related to these matters and has responded to these requests through the summer of 2006. The Company has not received any further requests since that time. The Company has a reasonable possibility of loss in this matter, although no estimate of such loss can be determined at this time. Accordingly, no liability has been recorded.
Government Contracting Matters
     A significant portion of the Company’s business relates to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government-sponsored enterprises. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether the Company’s operation is being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Federal government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Federal government contracting. It cannot be determined at this time whether any findings, conclusions, penalties, fines or other amounts determined to be applicable to the Company in any such investigation could have a material effect on the Company’s results of operation, outlook or business prospects. Accordingly, as of March 31, 2008, the Company had accrued amounts related to these matters, which are not material.
Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to directors and officers under the organizational documents and agreements of the Company; and guarantees issued between subsidiaries on intercompany receivables. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was insignificant. Accordingly, no liabilities have been recorded for these agreements as of March 31, 2008.
     Some clients, largely in the state and local markets, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of March 31, 2008, the Company had $80,879 of outstanding surety bonds and $124,996 of outstanding letters of credit for which the Company may be required to make future payment.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of March 31, 2008, the Company estimates it had assumed an aggregate potential contract value of approximately $51,202 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $109 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these contracts as of March 31, 2008.
     As of March 31, 2008 the Company had approximately $117,558 of accrued liabilities associated with global tax equalizations. The Company expects to reverse approximately $17,405 of these liabilities in the quarter ending June 30, 2008 as a result of settlements for less than previously estimated liabilities and record the resulting benefit to professional compensation.
Note 9. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and postretirement medical cost for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
	2008	2007
Components of net periodic pension cost:
Service cost	$1,590	$1,589
Interest cost	1,502	1,165
Expected return on plan assets	(339)	(243)
Amortization of (gain) loss	(5)	95
Amortization of prior service cost	200	163

Net periodic pension cost	$2,948	$2,769

Components of net periodic postretirement medical cost:
Service cost	$631	$618
Interest cost	235	217
Amortization of losses	—	13
Amortization of prior service cost	119	119

Net periodic postretirement medical cost	$985	$967

Note 10. Income Taxes
     For the three months ended March 31, 2008, the Company recognized loss before taxes of $5,897 and provided for income taxes of $17,292, resulting in an effective tax rate of (293.2%). The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment. The mix of income is a significant factor in calculating the effective tax rate and the largest factor in determining tax expense since certain profitable countries comprise the majority of the tax expense.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     For the three months ended March 31, 2007, the Company recognized loss before taxes of $54,206 and provided for income taxes of $7,500, resulting in an effective tax rate of (13.8%). The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment.
     The total liability for uncertain tax positions at March 31, 2008 is estimated to be approximately $248,334. The Company recorded interest and penalties related to unrecognized tax benefits in provision for income taxes which is consistent with the prior year. It is reasonably possible that a reduction in a range of $65,000 to $85,000 of unrecognized tax benefits may occur within 12 months as a result of projected settlement of global tax issues.
Note 11. Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for certain financial assets and financial liabilities that are measured at fair value on a recurring basis. In February 2008, the Company adopted FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. In February 2008, the Company also adopted FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. SFAS 157 provides a consistent definition of fair value, with a focus on exit price from the perspective of a market participant.
     The Company holds short-term money market investments, commercial paper, investments in private equity, and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches when market quotes are not readily accessible or available.
     Valuation techniques for fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s best estimate, considering all relevant information. These valuation techniques involve some level of management estimation and judgment. The valuation process to determine fair value also includes making appropriate adjustments to the valuation model outputs to consider risk factors.
     The fair value hierarchy of the Company’s inputs used to fair value assets and liabilities during the current period consists of three levels. Level 1 inputs are comprised of unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs incorporate the Company’s own best estimate of what market participants would use in pricing the asset or liability at the measurement date where consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. If inputs used to measure an asset or liability fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of March 31, 2008:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Total Fair Value	for Identical	Observable	Unobservable
	of Asset or	Assets	Input	Inputs
	Liability	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$129,205	$129,205	$—	$—
Other Current Assets(1)	5,839	5,839	—	—
Other Assets	474	224	—	250	(2)

Total Assets	$135,518	$135,268	$—	$250

Other Current Liabilities(1)	$5,839	$5,839

Total Liabilities	$5,839	$5,839

(1)	The Company has assets held in a Rabbi Trust, which generally include actively traded mutual funds and money market accounts.

(2)	The Company carries a cost-basis investment in a privately-held company. There has been no change in valuation for this investment during the period.
Note 12. Segment Reporting
     The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its three North America industry groups (Public Services, Commercial Services and Financial Services), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” of the Company’s 2007 Form 10-K. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss. Performance of the segments is evaluated on operating income excluding the costs of infrastructure and shared service costs (such as facilities, information systems, finance and accounting, human resources, legal and marketing), which is represented by the Corporate/Other segment.

	Three Months Ended
	March 31,
	2008		2007
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$340,098	$67,956	$361,693	$64,960
Commercial Services	112,431	14,077	136,282	20,827
Financial Services	49,384	1,223	72,205	3,898
EMEA	210,634	34,717	188,805	36,029
Asia Pacific	89,266	21,831	83,155	11,541
Latin America	27,692	3,708	22,266	(4,255)
Corporate/Other	515	(133,522)	1,846	(178,184)

Total	$830,020	$9,990	$866,252	$(45,184)

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report.
Disclosure Regarding Forward-Looking Statements
     Some of the statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Quarterly Report include statements about our internal control over financial reporting, our results of operations and our financial condition. Forward-looking statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment, and the following factors:
•	Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for our consulting and systems integration services.

•	Our operating results will suffer if we are not able to maintain our billing and utilization rates or control our costs.

•	If we are unable to timely and properly implement and operate our new financial reporting system, we may be unable to timely file our SEC periodic reports or conclude that our internal control over financial reporting is effective, either of which could have a material adverse effect on our business, financial condition or results of operation.

•	We continue to incur selling, general and administrative (“SG&A”) expenses as a percentage of revenue at levels significantly higher than those of our competitors. If we are unable to significantly reduce SG&A expenses as a percentage of revenue over the near term, our ability to achieve our goals in net income and profitability will remain in jeopardy.

•	The systems integration consulting markets are highly competitive, and we may not be able to compete effectively if we are not able to maintain our billing rates or control our costs related to these engagements.

•	Contracting with the U.S. Federal government is inherently risky and exposes us to risks that may materially and adversely affect our business.

•	Our ability to attract, retain and motivate our managing directors and other key employees is critical to the success of our business. We continue to experience sustained, higher-than-industry average levels of voluntary turnover among our workforce, which has impacted our ability to grow our business.

•	Our contracts can be terminated by our clients with short notice, or our clients may cancel or delay projects.

•	If we are not able to keep up with rapid changes in technology or maintain strong relationships with software providers, our business could suffer.

•	Loss of our joint marketing relationships could reduce our revenue and growth prospects.

•	We are not likely to be able to significantly grow our business through mergers and acquisitions in the near term.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price.

•	Our performance may be negatively affected due to financial, regulatory and operational risks inherent in worldwide operations.

•	We may bear the risk of cost overruns relating to our services, thereby adversely affecting our performance.

•	We may face legal liabilities and damage to our professional reputation from claims made against our work.

•	Our services may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our current cash resources might not be sufficient to meet our expected cash needs over time. Beginning in early 2009, we will begin to become subject to significant required payments under our $500.0 million credit facility, dated as of May 18, 2007 and as amended on June 1, 2007 (the “2007 Credit Facility”), and we will be obligated to repurchase $200.0 million of our debentures as early as April 2009. Our cash balances, together with cash generated from operating activities and borrowings previously made under our 2007 Credit Facility, may not be sufficient to provide adequate funds for our anticipated internal growth, operating needs and debt service obligations. If we cannot consistently generate sufficient positive cash flows from operating activities to fund these required payments and service our indebtedness, our business, financial condition and results of operations could be materially and adversely affected. In addition, given the current state of turmoil in global credit markets and our current financial condition, we do not believe alternative sources of liquidity are available to us at this time.

•	Our 2007 Credit Facility imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms. If we violate these restrictions, we will be in default under the 2007 Credit Facility, which may cross-default to our other indebtedness.

•	We may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

•	Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our business, financial condition or results of operation.

•	Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility.

•	The holders of our debentures have the right, at their option, to require us to purchase some or all of their debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.

•	Our failure to timely file certain periodic reports with the SEC poses significant risks to our business, each of which could materially and adversely affect our financial condition and results of operation.

•	In 2004, we identified material weaknesses in our internal control over financial reporting, the remediation of which continues to materially and adversely affect our business and financial condition, and as of December 31, 2007, certain material weaknesses remained.

•	The price of our common stock may decline due to the number of shares that may be available for sale in the future.

•	There are significant limitations on the ability of any person or company to acquire the Company without the approval of our Board of Directors.
     For a more detailed discussion of these factors, please refer to Item 1A, “Risk Factors,” included in our 2007 Form 10-K.

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
     Economic and Industry Factors
     We believe that our clients’ spending for consulting services is partially correlated to, among other factors, the performance of the domestic and global economy as measured by a variety of indicators such as gross domestic product, government policies, mergers and acquisitions activity, corporate earnings, U.S. Federal and state government budget levels, inflation and interest rates and client confidence levels.
     As economic uncertainties increase, clients’ interests in business and technology consulting historically have turned more to improving existing processes and reducing costs rather than investing in new innovations. Demand for our services, as evidenced by new contract bookings, also does not uniformly follow changes in economic cycles. Consequently, we may experience rapid decreases in new contract bookings at the onset of significant economic downturns while the benefits of economic recovery may take longer to realize. Our significant year-over-year rebound in new bookings for the first quarter of 2008 belies the disparate impacts that current economic realities are having on our various industry groups and the sectors and geographies in which they operate. Mindful of these phenomena and the potential for increasing economic uncertainty in 2008, our business plan for this year places significant emphasis on continuing our cost reduction and consolidation efforts, monitoring our utilization rates, and making conservative estimates of minimal to no revenue growth in 2008. We believe that the historic resiliency of our Public Services business to economic downturns combined with the level of new bookings obtained in 2007, should aid us in achieving our business goals for 2008. Nonetheless, most bookings are subject to cancellation on short notice and we may be unable to rapidly and effectively adjust our cost structure if we experience significant cancellations or deferrals of work.
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
     Revenue and Income Drivers
     We derive substantially all of our revenue from professional services activities. Our revenue is driven by our ability to continuously generate new opportunities to serve clients, by the prices we obtain for our service offerings, and by the size and utilization of our professional workforce. Our ability to generate new business is directly influenced by the economic conditions in the industries and regions we serve, our anticipation and response to technological change, the type and level of technology spending by our clients and by our clients’ perception of the quality of our work. Our ability to generate new business is also indirectly and increasingly influenced by our clients’ perceptions of our ability to manage our ongoing issues surrounding our financial position.
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
     Key Performance Indicators
     In evaluating our operating performance and financial condition, we focus on the following key performance indicators: bookings, revenue growth, gross margin (gross profit as a percentage of revenue), utilization, days sales outstanding, free cash flow and employee attrition.
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

We believe that it is also useful to monitor net revenue, as well as revenue growth. Net revenue represents the actual amount paid by our clients for the services we provide, as opposed to services provided by others and ancillary costs and expenses. Net revenue is a non-GAAP financial measure. The most directly comparable financial measure in accordance with GAAP is revenue. Net revenue is derived by reducing the components of revenue that consist of other direct contract expenses, which are costs that are directly attributable to client engagements. These costs include items such as computer hardware and software, travel expenses for professional personnel and costs associated with subcontractors.

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control our costs of service. Analysis of the various cost elements, including professional compensation expense, effects of foreign exchange rate changes and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in our business. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs. We also utilize certain adjusted gross margin metrics in connection with the vesting and settlement of certain employee incentive awards. For a discussion of these metrics, see Item 11, “Executive Compensation – Compensation Discussion and Analysis,” included in our 2007 Form 10-K.

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
First Quarter of 2008 Highlights
     A summary of our highlights for the first quarter of 2008 is presented below.
•	New contract bookings for the three months ended March 31, 2008 were approximately $745.4 million, an increase of $35.9 million, or 5.1%, over new contract bookings of $709.5 million for the three months ended March 31, 2007. Increases in new contract bookings in our Public Services, EMEA and Asia Pacific operating segments outpaced declines in new contract bookings in our other North America and Latin America operating segments. Approximately half of our new bookings growth was derived from our international operating segments.

•	Our revenue for the first quarter of 2008 was $830.0 million, a decrease of $36.2 million, or 4.2%, from revenue for the first quarter of 2007 of $866.3 million. Revenue increases in EMEA, Asia Pacific and Latin America, resulting primarily from the favorable impact of strengthening foreign currencies against the U.S. dollar, were more than offset by revenue declines in our North America operating segments. The strengthening of various foreign currencies against the U.S. dollar accounted for a $40.4 million contribution to revenue in the first quarter of 2008.

•	Our gross profit for the first quarter of 2008 was $152.7 million, an increase of $20.7 million, or 15.7%, over gross profit for the first quarter of 2007 of $132.1 million. Gross profit as a percentage of revenue increased to 18.4% during the first quarter of 2008 from 15.2% during the first quarter of 2007. Significant reductions in other direct contract expenses and professional compensation more than offset decreases in revenue.

•	We incurred SG&A expenses of $142.7 million in the first quarter of 2008, representing a decrease of $34.5 million, or 19.5%, from SG&A expenses of $177.2 million in the first quarter of 2007. The decrease was primarily due to the year over year reduction in the use of, and costs associated with, external service providers involved in our financial close and internal control remediation processes. Also contributing to the decrease were reductions in marketing, travel expenses and compensation costs.

•	During the first quarter of 2008, we realized a net loss of $23.2 million, or a loss of $0.10 per share, representing an improvement of $38.5 million over a net loss of $61.7 million, or a loss of $0.29 per share, during the first quarter of 2007. This change in net loss was primarily attributable to:
•	an increase in gross profit of $20.7 million;

•	a decrease in SG&A expenses of $34.5 million;

•	a combined increase in interest income, interest expense and other expense of $6.9 million; and

•	an increase in income tax expense of $9.8 million in the first quarter of 2008.
•	Utilization for the first quarter of 2008 was 77.8%, an increase of 120 basis points over the first quarter of 2007.

•	As of March 31, 2008, our DSOs stood at 85 days, representing a decrease of 6 days, or 6.6%, from our DSOs at March 31, 2007. Nonetheless, in line with the historical patterns of our business, DSOs as of March 31, 2008 were incrementally higher than DSOs as of December 31, 2007 by 8 days.

•	Free cash flow for the first quarters of 2008 and 2007 was ($70.7) million and ($149.2) million, respectively. Net cash used in operating activities in the first quarters of 2008 and 2007 was ($62.2) million and ($136.8) million, respectively. Purchases of property and equipment in the first quarters of 2008 and 2007 were $8.4 million and $12.3 million, respectively. The year-over-year change in free cash flow for the first quarter of 2008 was primarily attributable to positive improvement in our operating income.
•	Significant contributors to net cash used in operating activities in the first quarter of 2008 included lower cash available from accounts receivable collections of $37.6 million due to increased DSOs, the payment of taxes for certain of our profitable operating entities of $35.6 million and severance payments related to managed reductions in our workforce of $12.6 million, partially offset by a favorable impact of $13.4 million due to the strengthening of foreign currencies against the U.S. Dollar.
•	In March 2008, we hired David R. Hunter as our Chief Operating Officer.

•	As of March 31, 2008, we had approximately 16,400 full-time employees, including approximately 13,800 consulting professionals. This represented a decrease in billable headcount of approximately 4.2% from our headcount as of December 31, 2007.

•	Our voluntary, annualized attrition rate for the first quarter of 2008 was 26.3%, compared to 23.7% for the first quarter of 2007. The highly competitive industry in which we operate and our financial position continues to make it particularly critical and challenging for us to attract and retain experienced personnel.
Segments
     Our reportable segments for 2008 consist of our three North America industry groups (Public Services, Commercial Services, and Financial Services), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Revenue and gross profit information about our segments are presented below, starting with each of our industry groups and then with each of our three international regions (in order of size).
     Our chief operating decision maker, the Chief Executive Officer, evaluates performance and allocates resources among the segments. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 12, “Segment Reporting,” of the Notes to Consolidated Financial Statements.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Revenue. Our revenue for the first quarter of 2008 was $830.0 million, a decrease of $36.2 million, or 4.2%, from revenue of $866.3 million for the first quarter of 2007. The following tables present certain revenue information and performance metrics for each of our reportable segments for the first quarters of 2008 and 2007. Amounts are in thousands, except percentages.

				Percent	Percent
	Three Months Ended			Increase	Increase
	March 31,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Revenue
Public Services	$340,098	$361,693	(21,595)	(6.0%)	(6.0%)
Commercial Services	112,431	136,282	(23,851)	(17.5%)	(17.5%)
Financial Services	49,384	72,205	(22,821)	(31.6%)	(31.6%)
EMEA	210,634	188,805	21,829	11.6%	(1.6%)
Asia Pacific	89,266	83,155	6,111	7.3%	(3.9%)
Latin America	27,692	22,266	5,426	24.4%	7.2%
Corporate/Other	515	1,846	(1,331)	(72.1%)	n/m

Total	$830,020	$866,252	(36,232)	(4.2%)	(8.9%)

n/m = not meaningful
•	Public Services revenue decreased in the first quarter of 2008 primarily as a result of a significant decrease in the use of subcontractors. Subcontractor costs are included in other direct contract expenses and are typically charged directly to our clients and included in gross revenue. Partially offsetting the decline was the recognition of $7.7 million in revenue relating to work performed in earlier periods. Increases in the Defense, Civilian and Emerging Markets sectors were offset by revenue declines in SLED and Healthcare, due in part to the completion and winding down of several large contracts during 2007 which were not replaced by comparably sized contracts.

•	Commercial Services revenue decreased in the first quarter of 2008 due to significant revenue decreases in our Products and Communications & Media sectors. Products revenue was affected by shifts to lower priced staffing and reduced work levels in connection with the winding down of projects with two significant clients. Communications and Media revenue continued to be affected by reduced demand for our services driven in part by consolidation within the communications industry. Revenue in our Life Sciences and Energy sectors showed respectable percentage increases from new projects and further extensions of existing work.

•	Financial Services revenue declined in the first quarter of 2008 primarily due to revenue decreases in our Global Markets, Banking and Services Industry sectors. The revenue decreases were attributable to difficulties in replacing recently completed engagements, as many of our clients deferred new initiatives in response to recently reported industry-wide losses and asset write-downs.

•	EMEA revenue increased in the first quarter of 2008 solely as a result of the favorable impact of the strengthening of foreign currencies, specifically the Euro, against the U.S. dollar. The currency impact further enhanced revenue growth in Germany and Russia where demand for our services is increasing and dampened the effects of declining revenue in Spain, the United Kingdom, Ireland, Sweden and Norway. Revenue decreased in Spain as a result of our strategic decision to reduce our activities in this country.

•	Asia Pacific revenue increased in the first quarter of 2008, solely as a result of the favorable impact of the strengthening of foreign currencies against the U.S. dollar. Revenue in Japan continued to grow from systems implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law, but continued to be offset by lower revenue in Australia and New Zealand resulting from the winding down or completion of several significant client engagements as well as the loss of key personnel in Australia.

•	Latin America revenue increased in the first quarter of 2008, primarily as a result of the favorable impact of the strengthening of the Brazilian Real against the U.S. dollar and revenue increases in Brazil related to new client engagements.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the first quarter of 2008, our revenue decreased $36.2 million and total costs of service decreased $56.9 million when compared to the first quarter of 2007, resulting in an increase in gross profit of $20.7 million, or 15.7%. Gross profit as a percentage of revenue increased to 18.4% for the first quarter of 2008 over 15.2% for the first quarter of 2007. The change in gross profit for the first quarter of 2008 compared to the first quarter of 2007 resulted primarily from the following:
•	Professional compensation expense decreased as a percentage of revenue to 54.7% for the first quarter of 2008, compared to 54.8% for the first quarter of 2007. We experienced a net decrease in professional compensation expense of $20.9 million, or 4.4%, to $453.7 million for the first quarter of 2008 from $474.6 million for the first quarter of 2007. The decrease in professional compensation expense was primarily due to lower bonuses and a reduction in our billable staff, partially offset by increases in stock-based compensation expense. The Company expects to reverse approximately $17.4 million of liabilities associated with global tax equalizations in the quarter ending June 30, 2008 as a result of settlements for less than previously estimated liabilities and record the resulting benefit to professional compensation.

•	Other direct contract expenses decreased as a percentage of revenue to 19.1% for the first quarter of 2008, compared to 22.6% for the first quarter of 2007. We experienced a net decrease in other direct contract expenses of $37.6 million, or 19.2%, to $158.3 million for the first quarter of 2008 from $195.9 million for the first quarter of 2007. The decrease was driven primarily by reduced subcontractor expenses as a result of slower demand and increased focus on utilizing internal resources.

•	Other costs of service as a percentage of revenue increased to 8.6% for the first quarter of 2008 from 7.9% for the first quarter of 2007. We experienced a net increase in other costs of service of $2.8 million, or 4.0%, to $71.4 million for the first quarter of 2008 from $68.6 million for the first quarter of 2007. The increase was primarily due to an increase in non-billable employees over the prior year, due in part to the redeployment of existing employees from client facing roles to practice support roles, which resulted in related salaries and expenses now being reflected in other costs of service rather than professional compensation expense. Offsetting this increase were decreases in occupancy and recruiting costs.

•	In the first quarter of 2008 we recorded, within the Corporate/Other operating segment, a restructuring credit of $6.1 million related to lease, facilities and other exit activities, compared with a credit of $4.9 million in the first quarter of 2007. These credits represent a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities.

     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the first quarters of 2008 and 2007. Amounts are in thousands, except percentages.

				Percent	Percent
	Three Months Ended			Increase	Increase
	March 31,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Gross Profit
Public Services	$76,071	$71,005	5,066	7.1%	7.1%
Commercial Services	19,322	25,980	(6,658)	(25.6%)	(25.6%)
Financial Services	5,736	8,265	(2,529)	(30.6%)	(30.6%)
EMEA	40,065	41,869	(1,804)	(4.3%)	(14.8%)
Asia Pacific	24,918	13,996	10,922	78.0%	60.4%
Latin America	4,656	(2,786)	7,442	267.1%	243.8%
Corporate/Other	(18,029)	(26,269)	8,240	31.4%	n/m

Total	$152,739	$132,060	20,679	15.7%	9.7%

	Three Months Ended
	March 31,
	2008	2007
Gross Profit as a % of revenue
Public Services	22.4%	19.6%
Commercial Services	17.2%	19.1%
Financial Services	11.6%	11.4%
EMEA	19.0%	22.2%
Asia Pacific	27.9%	16.8%
Latin America	16.8%	(12.5%)
Corporate/Other	n/m	n/m
Total	18.4%	15.2%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit increased in the first quarter of 2008 due to the recognition of $7.7 million in revenue relating to work performed in earlier periods, as well as lower subcontractor expenses.

•	Commercial Services gross profit decreased in the first quarter of 2008 as reductions in professional compensation and other direct contract expenses did not keep pace with revenue declines. The reductions in professional compensation were due to the effects of continuing headcount reductions, including reductions among additional internal personnel allocated to this segment. The reductions in other direct contract expenses were due to reduced use of subcontractors. Partially offsetting the decline in gross profit was the reversal of a prior loss accrual associated with a contract that was subject to early termination.

•	Financial Services gross profit declined in the first quarter of 2008 as revenue decreases outpaced significant decreases in professional compensation resulting from reduced headcount.

•	EMEA gross profit decreased slightly in the first quarter of 2008 despite the favorable impact of the strengthening of foreign currencies, specifically the Euro, against the U.S. dollar. Revenue increases were offset by higher professional compensation and other direct contract expenses.

•	Asia Pacific gross profit increased significantly in the first quarter of 2008. Positive growth in gross profit in the region was realized primarily from decreases in professional compensation, contract loss reserves and other direct contract expenses as a result of decreased subcontractor usage in Japan, as well as the favorable impact of foreign currencies.

•	Latin America gross profit significantly increased in the first quarter of 2008 due to revenue growth and decreases in professional compensation, other direct contract expenses and contract loss reserves as a result of operational improvements made in the region during 2007.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which decreased in the first quarter of 2008 primarily due to the cost savings realized from office space reduction efforts taken to-date and increased estimates of sublease income related to vacated office space.
     Selling, General and Administrative Expenses. We incurred SG&A expenses of $142.7 million in the first quarter of 2008, representing a decrease of $34.5 million, or 19.5%, from SG&A expenses of $177.2 million in the first quarter of 2007. SG&A expenses as a percentage of gross revenue decreased to 17.2% in the first quarter of 2008 from 20.5% for the first quarter of 2007. The decrease was primarily due to reduced costs directly related to the closing of our financial statements, primarily external contract labor, which was incurred during the first quarter of 2007 focused on the filing of our Annual Report on Form 10-K for 2006. Additionally, we were able to reduce other SG&A expenses through deliberate and targeted cost cutting measures.
     Interest Income. Interest income was $2.5 million and $1.8 million in the first quarters of 2008 and 2007, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was primarily due to a higher level of cash invested in money-market investments in the first quarter of 2008.
     Interest Expense. Interest expense was $16.1 million and $10.9 million in the first quarters of 2008 and 2007, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to interest associated with our 2007 Credit Facility.
     Income Tax Expense. We incurred income tax expenses of $17.3 million and $7.5 million in the three months ended March 31, 2008 and 2007, respectively. The principal reasons for the difference between the effective income tax rates on loss from continuing operations of (293.2%) and (13.8%) for the three months ended March 31, 2008 and 2007, respectively, were: a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment. As we become more profitable in foreign jurisdictions we are incurring additional tax expense, thus causing the rise in the effective tax rate.
     Net Loss. For the first quarter of 2008, we incurred a net loss of $23.2 million, or a loss of $0.10 per share, compared to a net loss of $61.7 million, or a loss of $0.29 per share for the first quarter of 2007.
Liquidity and Capital Resources
     The following table summarizes the cash flow statements for the first quarters of 2008 and 2007 (amounts are in thousands):

	Three Months Ended
	March 31,
			2007 to 2008
	2008	2007	Change
Net cash provided by (used in):
Operating activities	$(62,228)	$(136,846)	$74,618
Investing activities	(10,667)	(12,510)	1,843
Financing activities	2,184	3,831	(1,647)
Effect of exchange rate changes on cash and cash equivalents	13,356	1,433	11,923

Net decrease in cash and cash equivalents	$(57,355)	$(144,092)	$86,737

     Operating Activities. Net cash used in operating activities during the first quarter of 2008 decreased $74.6 million from the first quarter of 2007. This decrease was primarily attributable to increases in operating income for the first quarter of 2008 as compared to the first quarter of 2007. Significant contributors to net cash used in operating activities in the first quarter of 2008 included lower cash available from accounts receivable collections of $37.6 million due to increased DSOs, the payment of taxes for certain of our profitable operating entities of $35.6 million and severance payments related to managed reductions in our workforce of $12.6 million, partially offset by a favorable impact of $13.4 million due to the strengthening of foreign currencies against the U.S. Dollar.
     Investing Activities. Net cash used in investing activities during the first quarter of 2008 decreased by $1.8 million from the first quarter of 2007.  A decrease in capital spending of $3.9 million was offset by an increase in restricted cash of $2.1 million.
     Financing Activities. Net cash provided by financing activities during the first quarter of 2008 decreased by $1.6 million from the first quarter of 2007.  The change is primarily due to a decrease in book overdrafts of $3.3 million offset by an increase in proceeds received from the issuance of notes payable of $2.1 million.
Additional Cash Flow Information
     At March 31, 2008, we had cash and cash equivalents of $409.5 million compared with cash and cash equivalents of $466.8 million at December 31, 2007, both of which include proceeds received from the $300.0 million initial principal amount of the term loan under the 2007 Credit Facility. At March 31, 2007, we had cash and cash equivalents of $245.5 million. Historically, our DSOs have trended lower in the fourth quarter of each year and we pay certain annual payment obligations in the first half of the year, such as bonuses, insurance premiums and taxes for our profitable operating entities.
     We currently expect that our operations will provide rather than use cash in the second half of 2008. Based on current internal estimates, we currently believe that our cash balances, together with cash generated from operation and borrowings made under our 2007 Credit Facility, should be sufficient to provide adequate funds for our operating needs and our short-term debt service obligations.
     If current internal estimates for cash sources or uses for 2008 prove incorrect, we may need to undertake additional actions to obtain adequate cash to operate our business. These actions could include initiating further cost reduction efforts; more aggressive working capital management; reducing or delaying capital expenditures; refinancing or seeking additional debt or equity capital; and selling assets. However, our ability to execute any of these strategies could be significantly impacted by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions in our various bank financing and indenture agreements.
     For instance, given the current state of turmoil in global credit markets and our current financial condition, we do not believe a near-term refinancing of our 2007 Credit Facility is likely. We also do not believe that isolated sales of assets would be in our best interests. While proceeds from such sales could be used to prepay indebtedness under the 2007 Credit Facility, it is unlikely they would be available in any meaningful amount to generate cash for use in our operations.
     We have now completed a detailed analysis of our current capital structure with our financial advisors, as well as alternative strategies intended to further improve our capital structure, global cash balances and their accessibility. We continue to believe that improving the cash generated by our business and servicing our debt payments as and when they become due from that cash should be our highest priority. A key assumption of our internal estimates, however, is that there is a significant improvement in our free cash flow for the remainder of 2008 compared to what we experienced during the three months ended March 31, 2008. We must carefully and constantly continue to monitor our progress against these estimates.
     We have considered the possibility of refinancing selected series of our convertible debt, raising incremental equity capital and converting existing convertible debt to equity. However, given the state of our cash balances at March 31, 2008 and our current, near-term outlook for our business, we think it is premature to pursue such steps at this time. We will continue to monitor our cash balances and cash generated from operations and could reconsider these alternatives again in light of then current facts and circumstances. Over the longer term, we are optimistic that credit markets will rebound. If we are able to pay all or a significant portion of our $200.0 million 5.00% Convertible Senior Subordinated Debentures due 2025 from our then existing cash balances, we believe that the relatively smaller amount of debt maturities in 2010 could give us a much stronger position from which to refinance either our senior facility or one or more series of our convertible bonds.
     Based on the foregoing and our current state of knowledge of the outlook for our business, we currently believe that our existing cash balances and cash flows expected to be generated from operations will be adequate to finance our working capital needs for the next twelve months. However, actual results may differ from current expectations for many reasons, including losses of business that could result if we do not remain timely in the filing of our periodic reports with the SEC, the occurrence of any event of default that could provide our lenders with a right of acceleration (e.g., non-payment), possible delisting from the New York Stock Exchange, further downgrades of our credit ratings or unexpected demands on our current cash resources (e.g., to settle lawsuits).
     For additional information regarding various risk factors that could affect our outlook, see Item 1A, “Risk Factors.” If cash provided from operations is insufficient and/or our ability to access the capital markets is impeded, our business, operations, results and cash flow could be materially and adversely affected.
2007 Credit Facility – Prepayments
     On May 18, 2007, we entered into a $400.0 million senior secured credit facility and on June 1, 2007, we amended and restated the credit facility to increase the aggregate commitments under the facility from $400.0 million to $500.0 million. The 2007 Credit Facility consists of (the “Loans”): (1) term loans in an aggregate principal amount of $300.0 million and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200.0 million (the “LC Facility”). Our obligations under the 2007 Credit Facility are secured by first priority liens and security interests in substantially all of our assets and most of our material domestic subsidiaries, as guarantors of such obligations (including a pledge of 65% of the stock of certain of our foreign subsidiaries), subject to certain exceptions. For additional information regarding the 2007 Credit Facility, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – 2007 Credit Facility,” of our 2007 Form 10-K.
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
Repurchase of Debentures at the Option of the Holders
     The holders of our $200.0 million 5.00% Convertible Senior Subordinated Debentures due 2025 have the option to require us to repay all or any portion of such debentures on certain dates at their face amount (plus accrued interest for which the record date has not passed). The first such date is April 15, 2009, and it is possible that we may be required to fund the repayment of the full $200 million face amount of these debentures (plus such interest) on that date. In addition, the holders of our $250.0 million 2.50% Series A Convertible Subordinated Debentures due 2024 and our $200.0 million 2.75% Series B Convertible Subordinated Debentures due 2024 have an option to require us to repurchase all or a portion of these debentures. For additional information regarding our debentures and the timing for such option, see Item 1A, “Risk Factors — Risks that Relate to Our Liquidity,” and Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements of our 2007 Form 10-K.
     The 2007 Credit Facility contains a restrictive covenant (Section 6.10(a)) that limits our ability to make any “voluntary or optional” payment or prepayment on or redemption or acquisition for value of these debentures (emphasis added). Our contractual obligation to repay these debentures upon the exercise by a holder of its right to require us to do so pursuant to the indenture is an affirmative mandatory obligation, and is not voluntary or optional on our part. This restrictive covenant therefore does not prohibit us from honoring our obligation to repay the debentures. By comparison, our prior discontinued credit facility made no such distinction, flatly stating that we could not make “prepayment on, or redemption or acquisition for value of, or any prepayment or redemption as a result of any asset sale, change of control, termination of trading or similar event of” any of our debentures.
     If one or more holders require us to repay the debentures and we have sufficient cash on hand to make payment, nothing in the credit agreement prohibits us from taking this action. If we do not have sufficient cash on hand, we would seek to raise any additional funds we needed by incurring additional indebtedness as otherwise permitted by the terms of the credit agreement.
Off Balance Sheet Arrangements
     In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and certain indemnities to directors and officers. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.
     From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of our obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments which we could be obligated to make. To date, we have not been required to make any payments under any of the contracts described in this paragraph.
     From time to time we enter into arrangements with suppliers for the purchase of goods or services, principally software and telecommunications services, that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Additionally, from time to time, our operating segments, particularly our Public Services segment, enter into agreements with vendors in the normal course of business that support existing contracts with our clients (“client vendor agreements”). The vast majority of these client vendor agreements involve subcontracts for services to be provided by third-party vendors. These agreements may be in the form of teaming agreements or may be a client requirement, and can span multiple years, depending on the duration of the underlying arrangement with our clients. We are liable for payments to vendors under these client vendor agreements. We are unable to cancel some of these client vendor agreements unless the related agreement with our client is terminated and/or upon payment of a penalty. However, our clients are generally obligated by contract to reimburse us, directly or indirectly, for payments we make to vendors under these agreements. We are not aware of any payments we have been required to make to vendors after a related client contract has been terminated.
Recently Issued Accounting Pronouncements
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
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes as of March 31, 2008 to our market risk exposure disclosed in our 2007 Form 10-K. For a discussion of our market risk associated with the Company’s market sensitive financial instruments as of December 31, 2007, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our 2007 Form 10-K.

PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification as of March 31, 2008, of the material weaknesses in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s disclosure controls and procedures were not effective.
     Because of the material weaknesses identified in our evaluation of internal control over financial reporting as of December 31, 2007, which have not been remediated as of March 31, 2008, we performed additional substantive procedures so that our consolidated financial statements as of and for the three month period ended March 31, 2008, are fairly stated in all material respects in accordance with GAAP.
     Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
     During the first quarter of 2008, we outsourced our payroll processing function for our operations in Germany, Switzerland and Austria to a third party provider. In addition, we expect to outsource this function for our remaining EMEA operations throughout the remainder of 2008.
     Other than the change noted above there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Management continues to engage in substantial efforts to remediate the material weaknesses in our internal control over financial reporting.

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
     The following describes legal proceedings as to which material developments have occurred in the period covered by this report, which matters have been previously disclosed in our 2007 Form 10-K.
SEC Reporting Matters
     2005 Shareholders’ Derivative Demand. On May 21, 2005, the Company received a letter from counsel representing one of its shareholders requesting that the Company initiate a lawsuit against its Board of Directors and certain then present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in its report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation, the Company’s Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. The Company filed demurrers on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims, with leave to file amended claims. As a result of the Company’s annual meeting of stockholders held on December 14, 2006, the claim seeking the scheduling of an annual meeting became moot. On January 3, 2007, the plaintiff filed an amended derivative complaint re-asserting the previously dismissed derivative claims and alleging that the Board’s refusal of his demand was not in good faith. The Company’s renewed motion to dismiss all remaining claims was heard on March 23, 2007. On February 20, 2008, the court granted the Company’s motion to dismiss and dismissed the claims with prejudice. The plaintiff did not appeal the final judgment within the applicable time period in early April 2008, therefore, the dismissal is final and the judgment cannot be appealed.
ITEM 1A. RISK FACTORS
     For a discussion of the risk factors associated with our business, see “Risk Factors” in Part I, Item 1A of our 2007 Form 10-K. There have been no material changes to the Risk Factors included in our 2007 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     The following table provides information relating to our purchase of shares of common stock of the Company from January 1, 2008 through March 31, 2008:

Approximate
Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
			as Part of	Under Publicly
			Publicly	Announced Plans
	Total Number of	Average Price	Announced Plans	or Programs
Period	Shares Purchased	per Share	or Programs (1)	($ in millions) (1)
March 1, 2008— March 31, 2008	55,521(2)	$1.65	—	$64.3

(1)	In July 2001, our Board authorized us to repurchase up to $100.0 million of our common stock. Any shares so repurchased are held as treasury shares. During the quarter ended March 31, 2008, there were no open market purchases by the Company of our common stock.

(2)	In March 2008, as permitted under the LTIP, we acquired an aggregate of 55,521 shares of our common stock for an aggregate price of $91,610 in connection with share withholding for payroll tax obligations due from employees and former employees for the issuance of shares of common stock upon settlement of RSUs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
Appointment of Principal Officer
     As of May 13, 2008, Eileen A. Kamerick has been appointed as our new Chief Financial Officer. Ms. Kamerick will report directly to our Chief Executive Officer and also will serve as Chief Accounting Officer.
     Ms. Kamerick, 49, has served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Heidrick & Struggles International, Inc., an executive search and leadership consulting firm, from June 2004 to May 2008. Prior to joining Heidrick & Struggles, she served as Executive Vice President and Chief Financial Officer of Bcom3 Group, Inc. from 2001 to 2003.
     In connection with her appointment and effective as of May 13, 2008, we entered into the arrangements regarding Ms. Kamerick’s employment summarized below.
     Employment Agreement. We entered into an Employment Agreement with Ms. Kamerick, effective as of May 13, 2008, providing for the following:
•	Compensation. Ms. Kamerick’s compensation is composed of the following:
o	Ms. Kamerick’s annualized base salary will be $600,000 and her annual performance bonus target will be 100% of her annual base salary for the year for which the performance bonus is being awarded, subject to the achievement of her performance objectives.

o	Effective as of May 13, 2008, Ms. Kamerick will receive a grant of restricted stock units valued at $750,000 pursuant to our 2000 Long-Term Incentive Plan (the “LTIP”), subject to the following terms and conditions:
▪	The restricted stock units will vest in equal 25% increments on each of the next four anniversary dates of such grant date, provided that Ms. Kamerick’s employment has not terminated prior to such date.

▪	All of the restricted stock units will vest upon the termination of Ms. Kamerick’s employment due to her death, disability or retirement.

▪	All of the unvested restricted stock units will vest as of the date of any Change in Control (as defined in the LTIP), provided that Ms. Kamerick’s employment has not terminated prior to such date.
•	Benefits/Long-Term Incentives. Ms. Kamerick will be entitled to participate in all employee benefit (including long-term incentive), fringe and perquisite plans, practices, programs, policies and arrangements generally provided to our executives at a level commensurate with her position.

•	Severance. Upon termination of Ms. Kamerick’s employment without cause, other than after a Change in Control, and in lieu of any amounts payable under Ms. Kamerick’s Managing Director Agreement, we will pay to Ms. Kamerick, within 30 days after our receipt of a fully executed release, a lump sum cash amount equal to one year’s compensation (based on salary plus potential bonus).

•	Indemnification. We have agreed to indemnify Ms. Kamerick with respect to her activities on our behalf to the fullest extent permitted by law and our Certificate of Incorporation.
     Managing Director Agreement. Effective as of May 13, 2008, we entered into a Managing Director Agreement with Ms. Kamerick in the form currently utilized for all our new managing directors except that Ms. Kamerick’s agreement contains non-competition and non-solicitation provisions for a period of two years after her termination or resignation.
     Special Termination Agreement. Effective as of May 13, 2008, we entered into a Special Termination Agreement with Ms. Kamerick. The term of the Special Termination Agreement is three years (subject to potential one-year extensions) or, if longer, two years after a Change in Control. If, after a Change in Control and during the term of the Special Termination Agreement, we terminate Ms. Kamerick’s employment other than for Cause or Disability (as defined in the Special Termination Agreement) or if she terminates her employment within 60 days after any decrease of her base salary by 20% or more after such Change in Control, Ms. Kamerick is entitled to certain benefits, including the payment of approximately one year’s compensation (based on salary plus potential bonus).
Departure of Principal Officer
     As of May 13, 2008, Judy A. Ethell will no longer hold the positions of Chief Financial Officer or Chief Accounting Officer; however, Ms. Ethell has agreed to continue as an employee until July 31, 2008 to assist in the transition to our new chief financial officer. We have entered into an agreement dated as of May 12, 2008, with Ms. Ethell which includes the terms set forth below. The terms of the agreement are in lieu of certain applicable provisions of Ms. Ethell’s existing employment arrangements, including severance payments and payment upon a change of control.
•	Lump Sum Payment. Ms. Ethell will receive a payment in the amount of $1,740,000 to be paid in a lump sum on or about February 1, 2009.

•	Restricted Stock Units. On July 1, 2008, Ms. Ethell will vest in restricted stock units otherwise scheduled to vest on July 1, 2009 and shall therefore, as of July 31, 2008, be vested in all 386,000 restricted stock units granted in Ms. Ethell’s two restricted stock unit agreements.

•	Stock Options. On July 1, 2008, Ms. Ethell will vest in stock options otherwise scheduled to vest on July 1, 2009 pursuant to the BearingPoint Stock Option Agreement and the terms of Ms. Ethell’s September 19, 2006 Award Notice.

•	Change of Control Payment. If we experience a change of control prior to January 31, 2009, we have agreed to make a lump sum payment of $1,400,000 to Ms. Ethell.

•	Release of Claims. In consideration of the above listed payments and actions, Ms. Ethell has agreed to release us of all claims (other than those limited types of claims expressly set forth in the agreement) related to her employment, including amounts potentially owed to Ms. Ethell pursuant to her existing employment arrangements.

ITEM 6. EXHIBITS

Exhibit
No.	Description
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

10.1*	Employment Letter, effective as of March 17, 2008, between the Company and David Hunter.

10.2*	Managing Director Agreement, effective as of March 17, 2008, between the Company and David Hunter.

10.3*	Special Termination Agreement, effective as of March 17, 2008, between the Company and David Hunter.

10.4*	Stock Option Agreement, dated March 17, 2008, between the Company and David Hunter.

10.5*	Employment Letter dated April 24, 2008, effective as of May 13, 2008, between the Company and Eileen A. Kamerick.

10.6*	Supplemental Employment Letter dated May 12, 2008, between the Company and Eileen A. Kamerick.

10.7*	Special Termination Agreement, effective as of May 13, 2008, between the Company and Eileen A. Kamerick.

10.8*	Form of Restricted Stock Unit Agreement (including for Eileen A. Kamerick).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.
DATE: May 12, 2008	By:	/s/ Judy A. Ethell
Judy A. Ethell
Chief Financial Officer