Form 10-Q
period 2008-06-30
BEARINGPOINT INC
filed 2008-08-11
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock of the registrant outstanding as of August 1, 2008 was 217,996,419.

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$886,724	$875,346	$1,716,744	$1,741,598

Costs of service:
Professional compensation	414,733	471,299	868,430	945,908
Other direct contract expenses	192,773	189,572	351,050	385,449
Lease and facilities restructuring (credits) charges	(1,627)	1,329	(7,679)	(3,558)
Other costs of service	71,384	70,615	142,743	139,208

Total costs of service	677,263	732,815	1,354,544	1,467,007

Gross profit	209,461	142,531	362,200	274,591
Selling, general and administrative expenses	140,850	174,707	283,599	351,951

Operating income (loss)	68,611	(32,176)	78,601	(77,360)
Interest income	1,970	2,636	4,483	4,388
Interest expense	(15,886)	(15,797)	(31,955)	(26,666)
Other income (expense), net	5,458	(465)	3,127	(370)

Income (loss) before taxes	60,153	(45,802)	54,256	(100,008)
Income tax expense	41,693	18,225	58,985	25,725

Net income (loss)	$18,460	$(64,027)	$(4,729)	$(125,733)

Income (loss) per share — basic and diluted:	$0.08	$(0.30)	$(0.02)	$(0.59)

Weighted average shares — basic	222,425,491	214,653,553	222,337,006	214,601,330

Weighted average shares — diluted	224,181,820	214,653,553	222,337,006	214,601,330

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,
	2008	December 31,
	(unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$347,146	$466,815
Restricted cash	3,744	1,703
Accounts receivable, net of allowances of $4,614 at June 30, 2008 and $5,980 at December 31, 2007	356,670	356,178
Unbilled revenue	357,721	319,132
Income tax receivable	7,503	8,869
Deferred income taxes	12,483	11,521
Prepaid expenses	54,608	36,500
Other current assets	39,386	38,122

Total current assets	1,179,261	1,238,840
Property and equipment, net	109,910	113,771
Goodwill	530,450	494,656
Deferred income taxes, less current portion	17,065	25,179
Other assets	118,897	108,958

Total assets	$1,955,583	$1,981,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$205,480	$3,700
Accounts payable	188,937	215,999
Accrued payroll and employee benefits	356,154	368,208
Deferred revenue	82,748	115,961
Income tax payable	43,491	58,304
Current portion of accrued lease and facilities charges	15,681	17,618
Deferred income taxes	13,991	15,022
Accrued legal settlements	16,117	8,716
Other current liabilities	95,341	108,364

Total current liabilities	1,017,940	911,892
Notes payable, less current portion	772,591	970,943
Accrued employee benefits	131,312	118,235
Accrued lease and facilities charges, less current portion	31,797	48,066
Deferred income taxes, less current portion	9,659	9,581
Income tax reserve	271,781	242,308
Other liabilities	143,867	149,668

Total liabilities	2,378,947	2,450,693

Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 222,731,774 shares issued and 217,925,100 shares outstanding on June 30, 2008 and 219,890,126 shares issued and 215,156,077 shares outstanding on December 31, 2007	2,215	2,186
Additional paid-in capital	1,459,405	1,438,369
Accumulated deficit	(2,185,307)	(2,180,578)
Accumulated other comprehensive income	338,573	308,857
Treasury stock, at cost (4,806,674 shares on June 30, 2008 and 4,734,049 shares on December 31, 2007)	(38,250)	(38,123)

Total stockholders’ deficit	(423,364)	(469,289)

Total liabilities and stockholders’ deficit	$1,955,583	$1,981,404

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,729)	$(125,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for deferred income taxes	6,431	9,023
(Benefit) provision for doubtful accounts	(859)	1,648
Stock-based compensation	21,065	47,100
Depreciation and amortization of property and equipment	24,790	33,300
Lease and facilities restructuring credits	(7,679)	(3,558)
Loss on disposal and impairment of assets	1,563	118
Amortization of debt issuance costs and debt accretion	6,110	8,112
Reversal of global tax equalization accruals	(22,899)	—
Other	(3,446)	(2,771)
Changes in assets and liabilities:
Accounts receivable	12,065	(18,545)
Unbilled revenue	(35,442)	(79,501)
Income tax receivable, prepaid expenses and other current assets	(15,742)	6,851
Other assets	(11,993)	(15,351)
Accounts payable	(30,129)	(102,287)
Income tax payable, accrued legal settlements and other current liabilities	(34,315)	(65,332)
Accrued payroll and employee benefits	(273)	10,529
Deferred revenue	(35,368)	(10,685)
Income tax reserve and other liabilities	18,866	8,647

Net cash used in operating activities	(111,984)	(298,435)

Cash flows from investing activities:
Purchases of property and equipment	(20,820)	(22,590)
Increase in restricted cash	(2,041)	(943)

Net cash used in investing activities	(22,861)	(23,533)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	—
Treasury stock through net share delivery	(92)	—
Net proceeds from issuance of notes payable	2,141	281,199
Repayments of notes payable	(2,064)	(1,110)
Increase in book overdrafts	4,150	—

Net cash provided by financing activities	4,136	280,089

Effect of exchange rate changes on cash and cash equivalents	11,040	1,126

Net decrease in cash and cash equivalents	(119,669)	(40,753)
Cash and cash equivalents — beginning of period	466,815	389,571

Cash and cash equivalents — end of period	$347,146	$348,818

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited interim Consolidated Financial Statements of BearingPoint, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. These statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) filed with the SEC. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. Certain amounts reported in the prior year have been reclassified to conform to the current period presentation.
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
     In May 2008, the FASB issued FASB Staff Position Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The provisions of FSP APB 14-1 shall be applied retrospectively to all periods presented, effective for the fiscal year beginning January 1, 2009. The Company is continuing to evaluate the impact of the provisions of FSP APB 14-1; however, at this time management believes that the incremental interest expense to be recognized as a result of the adoption will be material.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 3. Stock-Based Compensation
     The Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 include stock-based compensation expense related to awards of stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”) as well as issuances under the Company’s Employee Stock Purchase Plan (“ESPP”), including the Company’s “BE an Owner” program, and restricted stock awards, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	$305	$2,215	$593	$4,633
RSUs	3,827	5,550	7,956	10,966
PSUs	(4,567)	21,584	12,073	28,803
ESPP and BE an Owner	191	1,178	319	2,355
Restricted stock awards	—	343	124	343

Total	$(244)	$30,870	$21,065	$47,100

     During the three months ended June 30, 2008, the Company increased its forfeiture rate assumption based on actual historical forfeitures through June 30, 2008 and expected future forfeitures over the remainder of the vesting term of the PSU awards. This revised forfeiture rate resulted in an adjustment of $21,350 to reduce stock compensation expense in the three months ended June 30, 2008. Of this adjustment, $13,577 was recorded to professional compensation and $7,773 was recorded to selling, general and administrative expenses.
Stock Options
     During the second quarter of 2008, the Company granted 96,334 options. As of June 30, 2008, there were 27,891,335 options outstanding.
Restricted Stock Units and Performance Share Units
     During the second quarter of 2008, 24,570 shares of common stock were issued in settlement of RSUs. The following table summarizes RSU and PSU activity during the six months ended June 30, 2008:

	RSUs(1)		PSUs(2)
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Units	Value	Units	Value
Nonvested at December 31, 2007	6,428,764	$8.14	18,104,846	$12.53
Granted	1,917,612	$2.36	—
Vested	(1,610,483)	$8.37	—
Forfeited	(1,157,051)	$5.45	(2,535,485)	$12.51

Nonvested at June 30, 2008	5,578,842	$6.64	15,569,361	$12.54

Vested at June 30, 2008	4,518,439		—
Outstanding at June 30, 2008	10,097,281		15,569,361

(1)	Approximately 41,883 RSUs (net of forfeitures) and 45,563 RSUs (net of forfeitures) have been excluded from the December 31, 2007 and June 30, 2008 nonvested balances, respectively, because they were awarded to recipients in countries where local laws require a cash settlement. Similarly, approximately 27,537 RSUs (net of forfeitures) and 73,100 RSUs (net of forfeitures) have been excluded from the June 30, 2008 vested and outstanding balances, respectively.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)

(2)	Approximately 54,348 PSUs (net of forfeitures) have been excluded from the December 31, 2007 and June 30, 2008 nonvested balances because they were awarded to recipients in countries where local laws require a cash settlement. Similarly, approximately 54,348 PSUs (net of forfeitures) have been excluded from the June 30, 2008 outstanding balance.
Note 4. Income (Loss) per Share
     Basic income (loss) per share is computed based on the weighted average number of common shares outstanding and vested RSUs during the period. Diluted income (loss) per share is computed using the weighted average number of basic shares outstanding during the period plus the dilutive effect of potential future issuances of common stock relating to the Company’s ESPP.
     The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$18,460	$(64,027)	$(4,729)	$(125,733)

Common shares outstanding	217,914,313	201,323,721	216,960,677	201,310,345
Vested RSUs	4,511,178	13,329,832	5,376,329	13,290,985

Weighted average shares outstanding – basic	222,425,491	214,653,553	222,337,006	214,601,330

Assumed exercise of ESPP	1,756,329	—	—	—

Weighted average shares outstanding – diluted	224,181,820	214,653,553	222,337,006	214,601,330

Earnings per share – basic and diluted	$0.08	$(0.30)	$(0.02)	$(0.59)

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     The following table sets forth the potential common stock equivalents, on a weighted-average basis, that were excluded from the computation of diluted EPS, since the effect of including these equivalents would have been anti-dilutive. The inclusion of any portion of these shares in future calculations of diluted EPS depends on several factors, including whether the Company generates net income, the level of net income generated and the Company’s common stock price.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee stock options	28,465,019	34,328,792	29,679,269	34,866,451
Employee stock purchase plan	1,697,179	3,648,211	2,865,273	3,648,211
Unvested restricted stock units	5,789,052	8,549,298	5,935,765	8,471,590
Performance share units(1)	40,443,748	55,311,247	41,881,180	37,143,098
$250,000 2.50% Series A Convertible Subordinated Debentures due 2024	23,810,200	23,810,200	23,810,200	23,810,200
$200,000 2.75% Series B Convertible Subordinated Debentures due 2024	19,048,160	19,048,160	19,048,160	19,048,160
$200,000 5.00% Convertible Senior Subordinated Debentures due 2025	30,303,020	30,303,020	30,303,020	30,303,020
$40,000 0.50% Convertible Senior Subordinated Debentures due 2025	5,925,926	5,925,926	5,925,926	5,925,926
Warrants issued in connection with the July 2005 Convertible Debentures	3,500,000	3,500,000	3,500,000	3,500,000
Softline acquisition obligation	—	561,515	—	561,515

	158,982,304	184,986,369	162,948,793	167,278,171

(1)	As of the end of the reporting period, the performance conditions described further in Note 13, “Stock-Based Compensation,” included in the 2007 Form 10-K, have not been met; however, the above shares represent the maximum settlement of shares under this program.
Note 5. Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$18,460	$(64,027)	$(4,729)	$(125,733)
Pension prior service cost, net of tax of $23 and $45	294	—	591	—
Pension net actuarial gain, net of tax of $2 and $4	(8)	—	(15)	—
Foreign currency translation adjustment	(10,047)	6,026	29,140	10,774

Comprehensive income (loss)	$8,699	$(58,001)	$24,987	$(114,959)

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 6. Goodwill
     The changes in the carrying amount of goodwill, at the reporting unit level, for the six months ended June 30, 2008 were as follows:

				Foreign
	Balance			Currency	Balance
	December 31,			Translation	June 30,
	2007	Reductions		Adjustment	2008
Public Services	$23,581	$—		$—	$23,581
Financial Services	9,210	—		—	9,210
EMEA	385,650	—		32,433	418,083
Asia Pacific	75,003	(1,003	)(1)	4,308	78,308
Latin America	1,010	—		56	1,066
Corporate/Other	202	—		—	202

Total	$494,656	$(1,003)		$36,797	$530,450

(1)	Amount represents the tax benefit of amortizing goodwill in Japan.
     In April 2008, the Company completed its required annual impairment test and determined that the carrying value of goodwill was not impaired. Further, the Company regularly monitors the carrying value of its goodwill. This monitoring includes an assessment as to whether or not certain events would, more likely than not, cause the Company to conclude that the carrying value of any of its reporting units would exceed their fair value. The Company identified and evaluated the effects of the events which occurred in the second quarter by performing an analysis of the effect of these events on the fair value of its reporting units. While these events decreased the fair value of the Company’s reporting units, the Company concluded that the fair value of the respective reporting units exceeded their carrying values. The assumptions used by management in this analysis are highly sensitive and judgmental. Should actual future results vary significantly from expectations, impairment of the Company’s goodwill could result in future periods.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 7. Notes Payable
     Notes payable consist of the following:

	June 30,	December 31,
	2008	2007
Current portion:
Term Loans under the 2007 Credit Facility	$3,000	$3,000
$200,000 5.00% Convertible Senior Subordinated Debentures due 2025	200,000	—
Other	2,480	700

Total current portion	205,480	3,700

Long-term portion:
$250,000 2.50% Series A Convertible Subordinated Debentures due 2024 and $200,000 2.75% Series B Convertible Subordinated Debentures due 2024	450,000	450,000
$200,000 5.00% Convertible Senior Subordinated Debentures due 2025	—	200,000
$40,000 0.50% Convertible Senior Subordinated Debentures due 2025 (net of discount of $12,042 and $14,389, respectively)	27,958	25,611
Term Loans under the 2007 Credit Facility	293,250	294,750
Other	1,383	582

Total long-term portion	772,591	970,943

Total notes payable	$978,071	$974,643

     The holders of the Company’s $200.0 million 5.00% Convertible Senior Subordinated Debentures due 2025 (the “5.00% Senior Convertible Debentures”) have the right, at their option, to require the Company to repurchase all or any portion of such debentures on April 15, 2009, 2013, 2015 and 2020.  In each case, the Company may be required to pay a repurchase price in cash equal to 100% of the principal amount of the 5.00% Senior Convertible Debentures plus any accrued but unpaid interest, including additional interest, if any, to the repurchase date.  As a result of the repurchase feature that can be exercised in April 2009, as of June 30, 2008, the Company has reclassified the outstanding principal and unpaid interest related to the 5.00% Senior Convertible Debentures from the long-term portion of notes payable to the current portion of notes payable within the Consolidated Balance Sheet.
Note 8. Lease and Facilities Restructuring Activities
     During the three and six months ended June 30, 2008, the Company recorded lease restructuring credits of $1,627 and $7,679, respectively, associated with restructuring activities recognized prior to 2008. The credits were recorded within the Corporate/Other operating segment and represent a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities. During the three and six months ended June 30, 2007, the Company recorded a restructuring charge of $1,329 and a credit of $3,558, respectively, within the Corporate/Other operating segment. The restructuring credit for the six months ended June 30, 2007 represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities.
     Since July 2003, the Company has incurred a total of $145,527 in lease and facilities-related restructuring charges in connection with its office space reduction effort relating to the following regions: $21,631 in Europe, the Middle East and Africa (“EMEA”), $863 in Asia Pacific and $123,033 in North America. As of June 30, 2008, the Company had a remaining lease and facilities accrual of $47,478, of which $15,681 and $31,797 have been identified as current and non-current portions, respectively. It is anticipated that this remaining lease and facilities accrual will be paid over the remaining lease terms, which expire at various dates through 2016.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     Changes in the Company’s accrual for restructuring charges for the six months ended June 30, 2008 were as follows:

Total
Balance at December 31, 2007	$65,684
New charges	—
Adjustment to the provision	(7,679)
Payments and other utilization	(11,641)
Other(1)	1,114

Balance at June 30, 2008	$47,478

(1)	Other changes in the restructuring accrual consist primarily of foreign currency translation adjustments.
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
     2005 Shareholders’ Derivative Demand
     On May 21, 2005, the Company received a letter from counsel representing one of its shareholders requesting that the Company initiate a lawsuit against its Board of Directors and certain then present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in its report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation, the Company’s Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. The Company filed demurrers on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims, with leave to file amended claims. As a result of the Company’s annual meeting of stockholders held on December 14, 2006, the claim seeking the scheduling of an annual meeting became moot. On January 3, 2007, the plaintiff filed an amended derivative complaint re-asserting the previously dismissed derivative claims and alleging that the Board’s refusal of his demand was not in good faith. The Company’s renewed motion to dismiss all remaining claims was heard on March 23, 2007. On February 20, 2008, the court granted the Company’s motion to dismiss and dismissed the claims with prejudice. The plaintiff did not appeal the final judgment within the applicable time period in early April 2008; therefore, the dismissal is final and the judgment cannot be appealed. Accordingly, no liability has been recorded.
     SEC Investigation
     On April 13, 2005, the staff of the SEC’s Division of Enforcement requested information and documents relating to the Company’s March 18, 2005 Form 8-K. On September 7, 2005, the Company announced that the staff had issued a formal order of investigation in this matter. The Company subsequently has received subpoenas from the staff seeking production of documents and information, including certain information and documents related to an investigation conducted by its Audit Committee. The Company continues to provide information and documents to the SEC as requested. The SEC has taken the testimony of a number of the Company’s current and former employees, including one of its former directors, and the investigation is ongoing.
     In connection with the investigation by its Audit Committee, the Company became aware of incidents of possible non-compliance with the Foreign Corrupt Practices Act and its internal controls in connection with certain of its operations in China and voluntarily reported these matters to the SEC and U.S. Department of Justice in November 2005. Both the SEC and the Department of Justice are investigating these matters in connection with the formal investigation described above. On March 27, 2006, the Company received a subpoena from the SEC regarding information related to these matters and responded to these requests through the summer of 2006. The Company has not received any further requests since that time.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     The Company has a reasonable possibility of loss in this matter, although no estimate of such loss can be determined at this time. Accordingly, no liability has been recorded.
Government Contracting Matters
     A significant portion of the Company’s business relates to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government-sponsored enterprises. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether the Company’s operation is being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Federal government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Federal government contracting. It cannot be determined at this time whether any findings, conclusions, penalties, fines or other amounts determined to be applicable to the Company in any such investigation could have a material effect on the Company’s results of operation, outlook or business prospects. Accordingly, as of June 30, 2008, the Company had accrued amounts related to these matters, which are not material.
Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to directors and officers under the organizational documents and agreements of the Company; and guarantees issued between subsidiaries on intercompany receivables. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was insignificant. Accordingly, no liabilities have been recorded for these agreements as of June 30, 2008.
     Some clients, largely in the state and local markets, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of June 30, 2008, the Company had $86,173 of outstanding surety bonds and $134,336 of outstanding letters of credit for which the Company may be required to make future payment. An aggregate of $78,255 of the outstanding letters of credit are used to secure outstanding surety and performance bonds.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that as of June 30, 2008, it had assumed an aggregate potential contract value of approximately $52,994 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $110 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these contracts as of June 30, 2008.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     The Company has a tax equalization policy designed to ensure that its employees on domestic long-term and foreign assignments will be subject to the same level of personal tax, regardless of the tax jurisdiction in which the employee works. The Company accrues tax equalization expenses in the period incurred. If the estimated tax equalization liability, including related interest and penalties, is determined to be greater or less than amounts due upon final settlement, the difference is recorded in the current period.
     As of June 30, 2008 the Company had approximately $98,643 of accrued liabilities associated with global tax equalizations. In the second quarter of 2008, the Company reversed $22,899 of these liabilities as a result of settlements at amounts less than previously estimated liabilities and recorded the resulting benefit to professional compensation.
Note 10. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and postretirement medical cost for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Components of net periodic pension cost:
Service cost	$1,656	$1,589	$3,246	$3,178
Interest cost	1,567	1,165	3,069	2,330
Expected return on plan assets	(352)	(243)	(691)	(486)
Amortization of (gain) loss	(5)	95	(10)	190
Amortization of prior service cost	197	163	397	326

Net periodic pension cost	$3,063	$2,769	$6,011	$5,538

Components of net periodic postretirement medical cost:
Service cost	$631	$618	$1,262	$1,236
Interest cost	235	217	470	434
Amortization of losses	—	13	—	26
Amortization of prior service cost	119	119	238	238

Net periodic postretirement medical cost	$985	$967	$1,970	$1,934

Note 11. Income Taxes
     For the three and six months ended June 30, 2008, the Company recognized income before taxes of $60,153 and $54,256, respectively, and provided for income taxes of $41,693 and $58,985, respectively, resulting in an effective tax rate of 69.3% and 108.7%. The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment. The mix of income is a significant factor in calculating the effective tax rate and the largest factor in determining tax expense since certain profitable countries comprise the majority of the tax expense.
     During the three months ended June 30, 2008, the Company recorded tax expense of $18,917 related to a foreign corporate entity restructuring conducted during this three month period. The restructuring resulted in the loss of certain loss carry-forwards and the realization of capital gains.
     For the three and six months ended June 30, 2007, the Company recognized loss before taxes of $45,802 and $100,008, respectively, and provided for income taxes of $18,225 and $25,725, respectively, resulting in an effective tax rate of (39.8%) and (25.7%), respectively. The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     The total liability for uncertain tax positions at June 30, 2008 is estimated to be approximately $272,781. We record interest and penalties related to unrecognized tax benefits in provision for income taxes, which is consistent with the prior year. Final determination of a significant portion of the Company’s tax liabilities that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service.  The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits.  If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. It is reasonably possible that a reduction of approximately $80,000 of unrecognized tax benefits may occur within 12 months as a result of projected settlement of global tax issues.
Note 12. Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for certain financial assets and financial liabilities that are measured at fair value on a recurring basis. In February 2008, the Company adopted FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. In February 2008, the Company also adopted FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. SFAS 157 provides a consistent definition of fair value, with a focus on exit price from the perspective of a market participant.
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
     The fair value hierarchy of the Company’s inputs used in the determination of fair value for assets and liabilities during the current period consists of three levels. Level 1 inputs are comprised of unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs incorporate the Company’s own best estimate of what market participants would use in pricing the asset or liability at the measurement date where consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. If inputs used to measure an asset or liability fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(in thousands, except share and per share amounts)
(unaudited)
     The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of June 30, 2008:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Total Fair Value	for Identical	Observable	Unobservable
	of Asset or	Assets	Input	Inputs
	Liability	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$76,735	$76,735	$—	$—
Other Current Assets(1)	5,974	5,974	—	—
Other Assets	355	—	—	355	(2)

Total Assets	$83,064	$82,709	$—	$355

Other Current Liabilities(1)	$5,974	$5,974

Total Liabilities	$5,974	$5,974

(1)	The Company has assets held in a Rabbi Trust, which generally include actively traded mutual funds and money market accounts.

(2)	The Company carries cost-basis investments in privately-held companies. There has been no change in valuation for these investments during the period.

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

	Three Months Ended
	June 30,
	2008		2007
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$381,177	$94,567	$359,494	$67,782
Commercial Services	106,423	19,510	133,973	19,187
Financial Services	46,869	11,153	70,761	6,536
EMEA	236,780	48,451	196,988	32,691
Asia Pacific	86,679	15,833	89,925	19,761
Latin America	28,860	4,066	23,281	(1,021)
Corporate/Other	(64)	(124,969)	924	(177,112)

Total	$886,724	$68,611	$875,346	$(32,176)

	Six Months Ended
	June 30,
	2008		2007
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$721,275	$162,523	$721,187	$132,742
Commercial Services	218,854	33,587	270,255	40,014
Financial Services	96,253	12,376	142,966	10,434
EMEA	447,414	83,168	385,793	68,720
Asia Pacific	175,945	37,664	173,080	31,302
Latin America	56,552	7,774	45,547	(5,276)
Corporate/Other	451	(258,491)	2,770	(355,296)

Total	$1,716,744	$78,601	$1,741,598	$(77,360)

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
Disclosure Regarding Forward-Looking Statements
     Some of the statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Quarterly Report include statements about our internal control over financial reporting, our results of operations and our financial condition. Forward-looking statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment, and the following factors:
•	Our ability to sign new business and recruit and retain employees may be materially and adversely affected while our Board of Directors evaluates strategic alternatives.

•	If we are unable to timely and properly implement our new North American financial reporting system, we may be unable to timely file our SEC periodic reports, conclude that our internal control over financial reporting is effective, or reduce certain selling, general and administrative (“SG&A”) expenses as a percentage of revenue as rapidly as we had previously planned.

•	Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for our consulting and systems integration services.

•	Our operating results will suffer if we are not able to maintain our billing and utilization rates or control our costs.

•	We continue to incur SG&A expenses as a percentage of revenue at levels significantly higher than those of our competitors.

•	The systems integration consulting markets are highly competitive. We may not be able to compete effectively in these markets if we are unable to continue to manage and reduce our costs related to these engagements.

•	Contracting with the U.S. Federal government is inherently risky and exposes us to risks that may materially and adversely affect our business.

•	Our ability to attract, retain and motivate our managing directors and other key employees is critical to the success of our business. We continue to experience sustained, higher-than-industry average levels of voluntary turnover among our workforce, which has impacted our ability to grow our business.

•	Our contracts can be terminated by our clients with short notice, or our clients may cancel or delay projects.

•	If we are not able to keep up with rapid changes in technology or maintain strong relationships with software providers, our business could suffer.

•	Loss of our joint marketing relationships could reduce our revenue and growth prospects.

•	We are not likely to be able to significantly grow our business through mergers and acquisitions in the near term.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price.

•	Our performance may be negatively affected due to financial, regulatory and operational risks inherent in worldwide operations.

•	We may bear the risk of cost overruns relating to our services, thereby adversely affecting our performance.

•	We may face legal liabilities and damage to our professional reputation from claims made against our work.

•	Our services may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our 2007 Credit Facility imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms.

•	Our cash resources might not be sufficient to meet our expected cash needs over time. Beginning in early 2009, we will begin to become subject to significant scheduled payments under our 2007 Credit Facility and the 5.00% Senior Convertible Debentures.

•	The holders of our debentures have the right, at their option, to require us to purchase some or all of our debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.

•	We may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

•	Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our business, financial condition or results of operation.

•	Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility.

•	In 2004, we identified material weaknesses in our internal control over financial reporting, the remediation of which continues to place significant demands on our time and resources. As of December 31, 2007, certain material weaknesses remained. These remaining material weaknesses continue to cause us to rely on additional procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

•	If the price per share of our common stock remains below $1.00 for an extended period of time or shares of our common stock are otherwise delisted from the New York Stock Exchange (the “NYSE”), there could be a negative effect on our business. If we are delisted by the NYSE before we are able to be listed on another national stock exchange, payment of substantially all of our outstanding debentures would be accelerated and, by implication, an event of default would exist under our 2007 Credit Facility that could require repayment of all amounts outstanding under that facility. If this were to occur, there would be material adverse effects on our business, financial condition and results of operations.

•	There are significant limitations on the ability of any person or company to acquire the Company without the approval of our Board of Directors.
For a more detailed discussion of these factors, please refer to Item 1A, “Risk Factors,” included in our 2007 Form 10-K and in Part II, Item 1A in this Quarterly Report on Form 10-Q.

     Overview
     We want to be recognized as a world leader in management and technology consulting, admired for our passion and respected for our ability to solve our clients’ most important challenges. We provide strategic consulting applications services, technology solutions and managed services to government organizations, Global 2000 companies and medium-sized businesses in the United States and internationally. In North America, we provide consulting services through our Public Services, Commercial Services and Financial Services industry groups in which we focus significant industry-specific knowledge and service offerings to our clients. Outside of North America, we are organized on a geographic basis, with operations in EMEA, the Asia Pacific region and Latin America.
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
     As economic uncertainties increase, clients’ interests in business and technology consulting historically have turned more to improving existing processes and reducing costs rather than investing in new innovations. Demand for our services, as evidenced by new contract bookings, does not uniformly follow changes in economic cycles. Consequently, we may experience rapid decreases in new contract bookings at the onset of significant economic downturns while the benefits of economic recovery may take longer to realize. The current economic realities have disparate impacts on our various industry groups and the sectors and geographies in which they operate. Mindful of this phenomenon and the potential for increasing economic uncertainty in 2008, our business plan for this year places significant emphasis on continuing our cost reduction and consolidation efforts, monitoring our utilization rates, and making conservative estimates of minimal to no revenue growth in 2008. We believe that the historic resiliency of our Public Services business to economic downturns, combined with the level of new bookings obtained in 2007, should aid us in achieving our business goals for 2008. Nonetheless, most bookings are subject to cancellation on short notice and we may be unable to rapidly and effectively adjust our cost structure if we experience significant cancellations or deferrals of work.
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
•	Bookings. We believe that information regarding our new contract bookings provides useful trend information regarding how the volume of our new business changes over time. Comparing the amount of new contract bookings and revenue provides us with an additional measure of the short-term sustainability of revenue growth. Information regarding our new bookings should not be compared to, or substituted for, an analysis of our revenue over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations. These amounts represent our estimate at contract signing of the net revenue expected over the term of that contract and involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported; however, we do not revise previously reported bookings. Bookings do not include potential revenue that could be earned from a client relationship as a result of future expansion of service offerings to that client, nor does it reflect option years under contracts that are subject to client discretion. We do not record unfunded U.S. Federal contracts as new contract bookings while appropriation approvals remain pending as there can be no assurances that these approvals will be forthcoming in the near future, if at all. Consequently, there can be significant differences between the time of contract signing and new contract booking recognition. Our level of bookings provides an indication of how our business is performing: a positive variance between bookings and revenue is indicative of business momentum, a negative variance is indicative of a business downturn. (Sometimes we refer to the ratio of new bookings for a period to the difference of revenues less other direct costs and expenses for the same period as our “book to bill” ratio.) Nonetheless, we do not characterize our bookings, or our engagement contracts associated with new bookings, as backlog because our engagements generally can be cancelled or terminated on short notice or without notice.

•	Revenue Growth. Unlike bookings, which provide only a general sense of future expectations, period-over-period comparisons of revenue provide a meaningful depiction of how successful we have been in growing our business over time.

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
Three and Six Months Ended June 30, 2008 Highlights
     A summary of our highlights for the three and six months ended June 30, 2008 is presented below.
•	New contract bookings for the three months ended June 30, 2008 were $675.3 million, a decrease of $71.5 million, or 9.6%, from new contract bookings of $746.8 million for the three months ended June 30, 2007. New contract bookings for the six months ended June 30, 2008 were $1,420.7 million, a decrease of $35.6 million, or 2.4%, from new contract bookings of $1,456.3 million for the six months ended June 30, 2007. For the three months ended June 30, 2008 compared to the same period in 2007, in North America we experienced significant year over year declines in bookings in Commercial Services and Financial Services while Public Services bookings remained flat. Favorable foreign exchange rates were responsible for most of the U.S. dollar-denominated bookings growth in EMEA and contributed significantly to soften notable bookings declines in Asia Pacific. Declines in bookings in the six month ended June 30, 2008 were experienced in all segments with the exception of Public Services and EMEA, where favorable foreign exchange rates were responsible for most U.S. dollar-denominated bookings growth.

•	Our revenue for the three months ended June 30, 2008 was $886.7 million, an increase of $11.4 million, or 1.3%, from revenue for the three months ended June 30, 2007 of $875.3 million. For the three-month period, revenue increases in EMEA, Public Services and Latin America were offset by declines in Financial Services, Commercial Services, and Asia Pacific. Our revenue for the six months ended June 30, 2008 was $1,716.7 million, a decrease of $24.9 million, or 1.4%, over revenue for the six months ended June 30, 2007 of $1,741.6 million. For the six-month period, revenue increases in EMEA and Latin America were more than offset by revenue declines in Financial Services and Commercial Services, while Asia Pacific and Public Services revenues were relatively flat on a year over year. Favorable foreign currency exchange rates had a positive impact year over year on revenue for both the three and six month periods ended June 30, 2008.

•	Our gross profit for the three months ended June 30, 2008 was $209.5 million, an increase of $66.9 million, or 47.0%, compared with gross profit for the three months ended June 30, 2007 of $142.5 million. Gross profit as a percentage of revenue increased to 23.6% during the three months ended June 30, 2008 from 16.3% during the three months ended June 30, 2007. This increase was primarily the result of a $56.6 million decrease in professional compensation expense and an $11.4 million increase in revenue. This decrease in professional compensation expense was primarily due to the reversal of $22.9 million of accruals related to global tax equalization (as described below) and a $20.5 million reduction in stock compensation expense which in turn was due primarily to the impact of adjusting the forfeiture rate estimate on our PSU program (as described below). Our gross profit for the six months ended June 30, 2008 was $362.2 million, an increase of $87.6 million, or 31.9%, compared with gross profit of $274.6 million for the six months ended June 30, 2007. Gross profit as a percentage of revenue increased to 21.1% during the six months ended June 30, 2008 from 15.8% during the six months ended June 30, 2007. This increase was primarily the result of a $77.5 million decrease in professional compensation expense (primarily attributable to reductions in cash and stock compensation expenses and the reversal of accruals related to global tax equalization, both of which are discussed below) and a $34.4 million decrease in other direct contract expenses, which were partially offset by the previously mentioned $24.9 million reduction in revenue.

•	Global tax equalization refers to our policy of estimating and recording expenses to ensure that our employees on long-term assignments will be subject to the same level of personal tax regardless of where they work. If the estimated tax equalization liability is determined to be greater or less than the amount due upon final settlement, the difference is recorded in the current period. In the three months ended June 30, 2008, we reversed accruals of $22.9 million in connection with our global tax equalization policy, which resulted in our professional compensation expense being reduced by this amount.

•	Accounting for our PSU program requires us to make significant judgments and estimates, including estimates of the expected forfeitures over the vesting period of the awards. Forfeitures may occur for various reasons; however, employee terminations and attrition are the primary causes of forfeitures. During the three months ended June 30, 2008, we revised our forfeiture rate estimate based on actual historical forfeitures through June 30, 2008 and expected future forfeitures over the remainder of the vesting term of the PSU awards. This revised forfeiture rate resulted in an adjustment of approximately $21.4 million to reduce stock compensation expense in the three months ended June 30, 2008. Of this adjustment, $13.6 million was recorded to professional compensation and $7.8 million was recorded to SG&A expenses. PSUs were not awarded ratably or uniformly across our business. PSUs were predominantly awarded to our North American business units. Consequently, due to the recent increases in planned and unplanned attrition in the Financial Services and Commercial Services business units, as discussed below, the majority of the adjustment which was recognized in professional compensation was recorded in these two business units while there has been little or no impact on our EMEA or Asia Pacific business units.

•	We incurred SG&A expenses of $140.9 million in the second quarter of 2008, representing a decrease of $33.9 million, or 19.4%, over SG&A expenses of $174.7 million in the second quarter of 2007. We incurred SG&A expenses of $283.6 million in the six months ended June 30, 2008, representing a decrease of $68.4 million, or 19.4%, from SG&A expenses of $352.0 million in the six months ended June 30, 2007. The decrease in SG&A expense for the three and six months ended June 30, 2008 was primarily due to reduced labor and other costs related to the closing of our financial statements.

•	During the second quarter of 2008, we realized net income of $18.5 million, or income of $0.08 per share, representing an improvement of $82.5 million over the net loss of $64.0 million, or a loss of $0.30 per share, during the second quarter of 2007. This improvement in net income was primarily attributable to:
•	an increase in gross profit of $66.9 million (consisting primarily of a decrease in professional compensation of $56.6 million and an increase in revenue of $11.4 million);

•	a decrease of $33.9 million in SG&A expenses; and

•	a $5.9 million increase in other income related to foreign exchange gains.
These improvements were partially offset by an increase in income tax expense of $23.5 million, which was primarily due to additional tax expense incurred as a result of a foreign corporate entity restructuring conducted during the second quarter of 2008 (as described below).

•	During the six months ended June 30, 2008, we realized a net loss of $4.7 million, or a loss of $0.02 per share, representing an improvement of $121.0 million over the net loss of $125.7 million, or a loss of $0.59 per share, during the six months ended June 30, 2007. This improvement in net loss was primarily attributable to:
•	an increase in gross profit of $87.6 million (consisting primarily of a decrease in professional compensation of $77.5 million and a decrease in other direct contract expenses of $34.4 million); and

•	a decrease of $68.4 million in SG&A expenses,
These improvements were partially offset by:
•	a net increase in interest expense of $1.7 million (net of interest income and foreign currency gains/losses); and

•	an increase in income tax expense of $33.3 million, as discussed below.
•	Our income tax expense increased by $23.5 million and $33.3 million for the three and six months ended June 30, 2008, respectively, as compared to the first half of 2007. A number of our foreign subsidiaries generated significant levels of taxable income in local currencies. Historically, we have not fully allocated our corporate-level expenses to local country operations. Consequently, our tax expense is increasing as increasing local-currency income is not being reduced by corporate-level expenses being borne by the Company and not locally allocated. Additionally, included in our tax expense during the three months ended June 30, 2008, we recorded $18.9 million of expense related to a foreign corporate entity restructuring conducted during this three month period. The restructuring resulted in the loss of certain loss carry-forwards and the realization of capital gains.

•	Our Financial Services business unit ended 2007 overstaffed for the business downturn that has occurred within the industry in 2008. Our portfolio of business is over-weighted in those areas of the financial services industry most impacted by recent financial losses and write-downs. We have a limited number of multi-year outsourcing engagements. Having devoted significant efforts in the first quarter of 2008 to reducing headcount and stabilizing our business model, we are now turning to aggressively rebalancing the weighting of our portfolio and market offerings to provide the greatest opportunity for a return to profitability. In the first half of 2008, the business unit’s gross profit margin showed significant improvements as compared to the first half of 2007; however, these improvements were the result of the adjustments recorded in the second quarter of 2008 for the reversal of accruals for global tax equalization expense, and stock based compensation, as discussed above. We must significantly improve gross profit for the second half of 2008 for our Financial Services business unit to be able to fund the portion of total SG&A and other overhead expenses attributable to its operations. Among our clients, our Financial Services clients tend to be most sensitive to perceptions of financial instability of our business and if these continue to increase, our ability to achieve these goals for the remainder of the year will be in jeopardy.

•	Our Commercial Services business unit is continuing to position itself for profitability through its stated strategy of promoting more focused market offerings to a more specifically targeted clientele. While we have made significant progress in implementing this strategy in the first half of 2008, that progress has been obscured as higher than expected contract fee adjustments have hindered our ability to achieve our goal of significantly improving our net rates per hour earned for our services. We have also devoted a significant amount of time to managing both planned and unplanned attrition, as we optimize our service delivery model and respond to some clients’ concerns that perceptions regarding our financial stability will cause us to be unable to maintain appropriate staffing of our engagements. In the first half of 2008, the business unit’s gross margin showed significant improvements as compared to the first half of 2007; however, these improvements were the result of the adjustments recorded for the reversal of accruals for global tax equalization expense and stock based compensation, as discussed above. Excluding the effect of these expense reversals, gross profit margin contracted 22% year-over-year. While the quantity of our new contract signings has declined, we believe our strategy should result in improving the quality, focus and profitability of new work. Our workforce is now more appropriately aligned with our execution strategy and we are placing increasing emphasis on the utilization of our lower-cost, global delivery centers, so as to further reduce our cost of services. If we can continue to successfully execute on our strategy and address our clients’ concerns regarding our ability to properly staff our projects, the results of our change in strategy will become more apparent and tangible over the second half of 2008.

•	Utilization for the three months ended June 30, 2008 was 79.4%, an increase of 310 basis points from the three months ended June 30, 2007. Utilization for the six months ended June 30, 2008 was 78.6%, an increase of 210 basis points over the six months ended June 30, 2007.

•	As of June 30, 2008, our DSOs stood at 87 days, representing a decrease of 8 days, or 8.4%, from our DSOs at June 30, 2007. Nonetheless, in line with the historical patterns of our business, DSOs as of June 30, 2008 were incrementally higher than DSOs as of December 31, 2007 by 10 days.

•	Free cash flow for the six months ended June 30, 2008 and 2007 was ($132.8) million and ($321.0) million, respectively. Net cash used in operating activities in the six months ended June 30, 2008 and 2007 was ($112.0) million and ($298.4) million, respectively. Purchases of property and equipment in the six months ended June 30, 2008 and 2007 were ($20.8) million and ($22.6) million, respectively. The change in free cash flow for the six-month period was primarily attributable to $156.0 million increase in operating income.

Significant uses of cash in operating activities in the first half of 2008 were caused by an increase in accounts receivable of $58.7 million, the payment of taxes (net of refunds) for certain of our profitable operating entities of $41.1 million and severance payments related to managed reductions in our workforce of $11.5 million, partially offset by a favorable impact of $11.0 million due to the strengthening of foreign currencies against the U.S. Dollar. For a more detailed discussion of our cash and cash equivalents, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity.

•	As of June 30, 2008, we had approximately 15,900 full-time employees, including approximately 13,400 consulting professionals. This represented a decrease in billable headcount of approximately 6.9% from our headcount as of December 31, 2007.

•	Our voluntary, annualized attrition rate for the second quarter of 2008 was 26.1%, compared to 26.4% for the second quarter of 2007. Historically the attrition rates among our managing directors have been significantly lower than the rates of attrition we have experienced for our entire workforce. However, in the second quarter of 2008, the annualized attrition rate for managing directors came much closer to converging with the annualized attrition rate for our entire workforce than it has in the past.
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
     Our chief operating decision maker, the Chief Executive Officer, evaluates performance and allocates resources among the segments. Upon consolidation, all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss for each reportable segment. Performance of the segments is evaluated on operating income excluding the costs of infrastructure functions (such as information systems, finance and accounting, human resources, legal and marketing) as described in Note 13, “Segment Reporting,” of the Notes to Consolidated Financial Statements.

Three Months ended June 30, 2008 Compared to Three Months ended June 30, 2007
     Revenue. Our revenue for the second quarter of 2008 was $886.7 million, an increase of $11.4 million, or 1.3%, from revenue of $875.3 million for the second quarter of 2007. The following tables present certain revenue information and performance metrics for each of our reportable segments for the second quarters of 2008 and 2007. Amounts are in thousands, except percentages.

				Percent	Percent
	Three Months Ended			Increase	Increase
	June 30,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Revenue
Public Services	$381,177	$359,494	$21,683	6.0%	6.0%
Commercial Services	106,423	133,973	(27,550)	(20.6%)	(20.6%)
Financial Services	46,869	70,761	(23,892)	(33.8%)	(33.8%)
EMEA	236,780	196,988	39,792	20.2%	4.3%
Asia Pacific	86,679	89,925	(3,246)	(3.6%)	(14.3%)
Latin America	28,860	23,281	5,579	24.0%	10.2%
Corporate/Other	(64)	924	(988)	(106.9%)	n/m

Total	$886,724	$875,346	$11,378	1.3%	(4.0%)

n/m = not meaningful
•	Public Services revenue increased significantly in the second quarter of 2008 primarily due to revenue increases in the Emerging Markets, Defense and Civilian sectors, offset by a decrease in the Healthcare sector. The increase in the Emerging Markets sector was due to an increase in services provided to our clients, primarily through the increased use of subcontractors. The increases in the Defense and Civilian sectors were due primarily to an increase in the services we provide to clients. The revenue decline in Healthcare was due primarily to reduced demand for our services.

•	Commercial Services revenue decreased significantly in the second quarter of 2008 primarily due to revenue decreases in the Communications & Media and Products sectors. Revenue decreases in these sectors were all attributable to different combinations of reduced demand for our services and reductions in the effective rates charged for our services. Revenue in the Life Sciences sector remained flat year over year.

•	Financial Services revenue decreased significantly in the second quarter of 2008 due to revenue decreases in the Banking, Services and Global Markets sectors. Revenue decreases were attributable, in part, to lower levels of contract signings since the fourth quarter of 2007, which, in turn, were due to a combination of factors including: our devoting significant efforts during the first quarter of this year to reducing headcount and stabilizing our business model and reduced demand for our services, as many clients deferred new initiatives in the wake of increasing industry-wide losses and became increasingly sensitive to negative perceptions regarding our financial stability.

•	EMEA revenue increased in the second quarter of 2008 primarily as a result of the favorable impact of the strengthening of foreign currencies, specifically the Euro, against the U.S. dollar, as well as meaningful local currency revenue growth in Germany and France. The currency impact also dampened revenue decreases in the United Kingdom, Spain and the Nordics. The increase in revenues in Germany and France resulted from increased demand for our services and increased billing rates for our services. Revenues in Spain continue to decline as a result of our strategic decision to reduce our activities in this country. Revenue declines in the United Kingdom and the Nordics are primarily attributable to the loss of key personnel in these countries.

•	Asia Pacific revenue decreased in the second quarter of 2008 due primarily to the significant revenue decreases in Australia and New Zealand, which were partially offset by revenue increases in Japan. The revenue declines in Australia and New Zealand were dampened by the favorable impact of the strengthening of foreign currencies against the U.S. dollar, particularly the Japanese yen, and enhanced local currency growth in Japan. Revenue declines in Australia were primarily related to loss of key personnel and reduced demand for our services. Revenue in Japan continued to grow from system implementation contracts and projects involving compliance with Japan’s Financial Instruments and Exchange Law (“J-SOX”). Since companies are required to comply with J-SOX as early as April 2008, we expect that the number of client engagements related to J-SOX will decline.

•	Latin America revenue increased in the second quarter of 2008 primarily as a result of the favorable impact of the strengthening of the Brazilian Real against the U.S. dollar and revenue increases in Costa Rica, partially offset by revenue declines in Mexico.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the second quarter of 2008, our revenue increased $11.4 million and total costs of service decreased $55.6 million when compared to the second quarter of 2007, resulting in an increase in gross profit of $66.9 million, or 47.0%. Gross profit as a percentage of revenue increased to 23.6% for the second quarter of 2008 from 16.3% for the second quarter of 2007. The change in gross profit for the second quarter of 2008 compared to the second quarter of 2007 resulted primarily from the following:
•	Professional compensation expense as a percentage of revenue decreased to 46.8% for the second quarter of 2008, compared to 53.8% for the second quarter of 2007. We experienced a net decrease in professional compensation expense of $56.6 million, or 12.0%, to $414.7 million for the second quarter of 2008 over $471.3 million for the second quarter of 2007. This decrease in professional compensation expense over the second quarter of 2007 was primarily due to the previously discussed reversal of $22.9 million of accruals associated with global tax equalization expense and a $20.5 million reduction in stock-based compensation expense. The reduction in stock-based compensation was due, in part, to the impact of forfeitures during the quarter and, due in part, to changes in estimates of future rates of forfeitures used in computing stock compensation expense as discussed above.

•	Other direct contract expenses as a percentage remained consistent at 21.7% for the second quarter of 2008 and 2007. We experienced a net increase in other direct contract expenses of $3.2 million, or 1.7%, to $192.8 million for the second quarter of 2008 from $189.6 million for the second quarter of 2007.

•	Other costs of service as a percentage of revenue remained consistent at 8.1% for the second quarter of 2008 and 2007. We experienced a net increase in other costs of service of $0.8 million, or 1.1%, to $71.4 million for the second quarter of 2008 from $70.6 million for the second quarter of 2007.

•	During the second quarter of 2008 we recorded, within the Corporate/Other operating segment, a restructuring credit of $1.6 million related to lease, facilities and other exit activities, compared with a $1.3 million charge during the second quarter of 2007. These credits and charges related primarily to the fair value of future lease obligations associated with office space, which we will no longer be using, primarily within the EMEA and North America regions. The restructuring credit for the three months ended June 30, 2007 represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities.

     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the second quarters of 2008 and 2007. Amounts are in thousands, except percentages.

				Percent	Percent
	Three Months Ended			Increase	Increase
	June 30,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Gross Profit
Public Services	$103,523	$75,217	$28,306	37.6%	37.6%
Commercial Services	25,016	25,094	(78)	(0.3%)	(0.3%)
Financial Services	15,156	11,529	3,627	31.5%	31.5%
EMEA	56,451	40,278	16,173	40.2%	20.5%
Asia Pacific	19,596	22,955	(3,359)	(14.6%)	(24.4%)
Latin America	5,101	575	4,526	787.1%	686.5%
Corporate/Other	(15,382)	(33,117)	17,735	(53.6%)	n/m

Total	$209,461	$142,531	$66,930	47.0%	39.7%

	Three Months Ended
	June 30,
	2008	2007
Gross Profit as a % of revenue
Public Services	27.2%	20.9%
Commercial Services	23.5%	18.7%
Financial Services	32.3%	16.3%
EMEA	23.8%	20.4%
Asia Pacific	22.6%	25.5%
Latin America	17.7%	2.5%
Corporate/Other	n/m	n/m
Total	23.6%	16.3%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit increased in the second quarter of 2008 due primarily to increases in revenue, particularly in our Defense sector, and decreases in professional compensation, particularly in the Emerging Markets and SLED sectors. The decrease in professional compensation is primarily attributable to the reversal of costs associated with global tax equalization and, to a lesser extent, lower stock compensation costs.

•	Commercial Services gross profit remained flat in the second quarter of 2008 as significant revenue declines were offset by significant reductions in professional compensation in most sectors. The reduction in professional compensation was primarily due to the reversal of costs associated with global tax equalization, declines in stock based compensation expense, and to a lesser extent, the effects of continuing headcount reductions.

•	Financial Services gross profit increased in the second quarter of 2008 as significant revenue decreases were more than offset by significant decreases in professional compensation. The reduction in professional compensation, and thus increase in gross profit, was due primarily to accrual reversals for costs associated with global tax equalization expense, declines in stock based compensation expense, and to a lesser extent, the effects of continuing headcount reductions.

•	EMEA gross profit increased in the second quarter of 2008 due to revenue increases in the region as well as the favorable impact of the strengthening of foreign currencies, specifically the Euro, against the U.S. dollar, which enhanced meaningful local currency revenue growth in Germany and France.

•	Asia Pacific gross profit decreased in the second quarter of 2008 due primarily to a decline in revenue. The decline in revenues was dampened by the favorable impact of the strengthening of foreign currencies against the U.S. dollar, particularly the Japanese yen.

•	Latin America gross profit increased in the second quarter of 2008 due primarily to reductions in professional compensation and to a lesser extent an increase in revenues.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which increased in the second quarter of 2008 primarily due to the lease and facilities restructuring charges discussed above.
     Selling, General and Administrative Expenses. We incurred SG&A expenses of $140.9 million for the three months ended June 30, 2008, representing a decrease of $33.9 million, or 19.4%, from SG&A expenses of $174.7 million for the three months ended June 30, 2007. SG&A expenses as a percentage of revenue decreased to 15.9% in the three months ended June 30, 2008 from 20.0% for the three months ended June 30, 2007. The decrease was primarily due to declines in the use of labor related to the closing of our financial statements and reductions in stock based compensation expense as discussed above.
     Interest Income. Interest income was $2.0 million and $2.6 million in the three months ended June 30, 2008 and 2007, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The decrease in interest income was due to declines in the market rates on the instruments which we invest our excess cash.
     Interest Expense. Interest expense was $15.9 million and $15.8 million in the three months ended June 30, 2008 and 2007, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to the 2007 Credit facility which was entered into in May of 2007.
     Other Income (Expense), net. Other income, net was $5.5 million in the three months ended June 30, 2008, compared to other expense, net of $0.5 million in the three months ended June 30, 2007. The increase in other income was largely driven by foreign exchange gains recognized primarily on short term intercompany borrowings, which are denominated in foreign currency. These gains were largely unrealized and driven by fluctuations in current exchange rates.
     Income Tax Expense. We incurred income tax expense of $41.7 million and $18.2 million for the three months ended June 30, 2008 and 2007, respectively. The principal reasons for the difference between the effective income tax rate on income (loss) from continuing operations of 69.3% and (39.8%) for the three months ended June 30, 2008 and 2007, respectively, were: a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment. We recognized an income tax expense of $18.9 million related to a foreign corporate entity restructuring conducted during the three and six months ended June 30, 2008 as discussed above.
     Net Income (Loss). For the three months ended June 30, 2008, we realized net income of $18.5 million, or income of $0.08 per share compared to a net loss of $64.0 million, or a loss of $0.30 per share for the three months ended June 30, 2007.

Six Months ended June 30, 2008 Compared to Six Months ended June 30, 2007
     Revenue. Our revenue for the six months ended June 30, 2008 was $1,716.7 million, a decrease of $24.9 million, or 1.4%, over revenue of $1,741.6 million for the six months ended June 30, 2007. The following tables present certain revenue information and performance metrics for each of our reportable segments for the six months ended June 30, 2008 and 2007. Amounts are in thousands, except percentages.

				Percent	Percent
	Six Months Ended			Increase	Increase
	June 30,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Revenue
Public Services	$721,275	$721,187	$88	<0.1%	<0.1%
Commercial Services	218,854	270,255	(51,401)	(19.0%)	(19.0%)
Financial Services	96,253	142,966	(46,713)	(32.7%)	(32.7%)
EMEA	447,414	385,793	61,621	16.0%	1.4%
Asia Pacific	175,945	173,080	2,865	1.7%	(9.3%)
Latin America	56,552	45,547	11,005	24.2%	8.7%
Corporate/Other	451	2,770	(2,319)	(83.7%)	n/m

Total	$1,716,744	$1,741,598	$(24,854)	(1.4%)	(6.4%)

n/m = not meaningful
•	Public Services revenue for the six months ended June 30, 2008 was effectively flat year over year. Revenue increases in the Emerging Markets, Defense and Civilian sectors were offset by declines in Healthcare and SLED. Revenue growth in the Emerging Markets sector was due to an increase in services provided to our clients, primarily through the use of increased subcontractors. Revenue growth in the Civilian sector was due to increased activity with existing clients. Revenue growth in Defense was primarily due to the recognition of $7.7 million in revenue during the first quarter of 2008 relating to work performed in earlier periods. Revenue decreased in Healthcare and SLED primarily due to reduced demand for our services.

•	Commercial Services revenue decreased significantly during the six months ended June 30, 2008 primarily due to declines in the Products and Communications & Media sectors. Revenue decreases in these sectors were all attributable to different combinations of reduced demand for our services and reductions in the effective rates charged for our services.

•	Financial Services revenue decreased significantly during the six months ended June 30, 2008 due to revenue decreases in the Banking, Services and Global Markets sectors. Revenue decreases were attributable, in part, to lower levels of contract signings since the fourth quarter of 2007, which, in turn, were due to a combination of factors, including: our devoting significant efforts during the first quarter of this year to reducing headcount and stabilizing our business model and reduced demand for our services, as many clients deferred new initiatives in the wake of increasing industry-wide losses and became increasingly sensitive to negative perceptions regarding our financial stability.

•	EMEA revenue increased during the six months ended June 30, 2008 primarily as a result of the favorable impact of the strengthening of foreign currencies, specifically the Euro, against the U.S. dollar. The currency impact further enhanced meaningful local currency revenue growth in Germany and France, and dampened the effects of revenue decreases in the United Kingdom, Spain and the Nordics. The increase in revenues in Germany and France resulted from increased demand for our services and increased billing rates for our services. Revenues in Spain continue to decline as a result of our strategic decision to reduce our activities in this country. Revenue declines in the United Kingdom and the Nordics are primarily attributable to the loss of key personnel in these countries.

•	Asia Pacific revenue increased during the six months ended June 30, 2008 primarily as a result of the favorable impact of the strengthening of foreign currencies against the U.S. dollar, particularly the Japanese yen. The currency impact further enhanced local currency growth in Japan and dampened the effects of revenue decreases in Australia and New Zealand.

Revenue in Japan continued to grow from system implementation contracts and projects involving compliance with J-SOX. Since companies are required to comply with J-SOX as early as April 2008, we expect that the number of client engagements related to J-SOX will decline. Revenue declines in Australia were primarily related to loss of key personnel and reduced demand for our services.

•	Latin America revenue increased during the six months ended June 30, 2008 primarily as a result of the favorable impact of the strengthening of the Brazilian Real against the U.S. dollar, and revenue increases in Costa Rica and Brazil, partially offset by revenue declines in Mexico.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the six months ended June 30, 2008, our revenue decreased $24.9 million and total costs of service decreased $112.5 million when compared to the six months ended June 30, 2007, resulting in a net increase in gross profit of $87.6 million, or 31.9%. Gross profit as a percentage of revenue increased to 21.1% for the six months ended June 30, 2008 from 15.8% for the six months ended June 30, 2007. The change in gross profit for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 resulted primarily from the following:
•	Professional compensation expense as a percentage of revenue decreased to 50.6% for the six months ended June 30, 2008, compared to 54.3% for the six months ended June 30, 2007. We experienced a net decrease in professional compensation expense of $77.5 million, or 8.2%, to $868.4 million for the six months ended June 30, 2008 from $945.9 million for the six months ended June 30, 2007. The decrease in professional compensation expense over the second quarter of 2007 was primarily due to reductions in stock based compensation expense of $16.2 million as well as the reversal of accruals associated with global tax equalization expense.

•	Other direct contract expenses as a percentage of revenue decreased to 20.4% for the six months ended June 30, 2008 compared to 22.1% for the six months ended June 30, 2007. We experienced a net decrease in other direct contract expenses of $34.4 million, or 8.9%, to $351.1 million for the six months ended June 30, 2008 from $385.4 million for the six months ended June 30, 2007. The decrease was driven primarily by declines in subcontractor expense, as well as declines in reimbursable travel and entertainment expense.

•	Other costs of service as a percentage of revenue increased to 8.3% for the six months ended June 30, 2008 from 8.0% for the six months ended June 30, 2007. We experienced a net increase in other costs of service of $3.5 million, or 2.5%, to $142.7 million for the six months ended June 30, 2008 from $139.2 million for the six months ended June 30, 2007. The increase was primarily due to increases in costs associated with practice support and recruiting expenses, offset by declines in real estate related expenses.

•	During the six months ended June 30, 2008 we recorded, within the Corporate/Other operating segment, a restructuring credit of $7.7 million related to lease, facilities and other exit activities, compared with a $3.6 million credit during the six months ended June 30, 2007. These credits related primarily to the fair value of future lease obligations associated with office space that we will no longer be using, primarily within the EMEA and North America regions. The restructuring credit for the six months ended June 30, 2007 represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities.

     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the six months ended June 30, 2008 and 2007. Amounts are in thousands, except percentages.

				Percent	Percent
	Six Months Ended			Increase	Increase
	June 30,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Gross Profit
Public Services	$179,594	$146,222	$33,372	22.8%	22.8%
Commercial Services	44,338	51,074	(6,736)	(13.2%)	(13.2%)
Financial Services	20,892	19,794	1,098	5.5%	5.5%
EMEA	96,516	82,147	14,369	17.5%	2.5%
Asia Pacific	44,514	36,951	7,563	20.5%	7.7%
Latin America	9,757	(2,211)	11,968	(541.3%)	(485.8%)
Corporate/Other	(33,411)	(59,386)	25,975	(43.7%)	n/m

Total	$362,200	$274,591	$87,609	31.9%	25.2%

	Six Months Ended
	June 30,
	2008	2007
Gross Profit as a % of revenue
Public Services	24.9%	20.3%
Commercial Services	20.3%	18.9%
Financial Services	21.7%	13.8%
EMEA	21.6%	21.3%
Asia Pacific	25.3%	21.3%
Latin America	17.3%	(4.9%)
Corporate/Other	n/m	n/m
Total	21.1%	15.8%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit increased in the six months ended June 30, 2008 primarily due to improved results in the Defense and SLED sectors. Gross profit improvements were also attributable to the significant decrease in subcontractor expenses, reversal of costs associated with global tax equalization, a decrease in stock compensation expense, and the recognition of $7.7 million in revenue during the first quarter of 2008 relating to work performed in earlier periods.

•	Commercial Services gross profit decreased in the six months ended June 30, 2008. The impact of significant revenue declines in most sectors was lessened somewhat by contributions made by significant reductions in professional compensation and, to a lesser extent, reductions in other direct contract expenses. The reduction in professional compensation was due to the effects of continuing headcount reductions, including reductions among additional internal personnel allocated to this segment, the second quarter reversal of costs associated with global tax equalization, and, to a lesser extent, reductions in stock based compensation.

•	Financial Services gross profit increased in the six months ended June 30, 2008 as the impact of significant revenue decreases was lessened somewhat by significant decreases in professional compensation, and, to a lesser extent reductions, in other direct contract expenses. The reduction in professional compensation was due primarily to the effects of continuing headcount reductions, second quarter reductions in stock based compensation, and, to a lesser extent, accrual reversals for costs associated with global tax equalization

•	EMEA gross profit increased in the six months ended June 30, 2008 due to the favorable impact of the strengthening of foreign currencies, specifically the Euro, against the U.S. dollar as well as revenue increases in the region.

•	Asia Pacific gross profit increased in the six months ended June 30, 2008 due primarily to the favorable impact of the strengthening of foreign currencies against the U.S. dollar, particularly the Japanese yen. Additionally, gross profit was positively impacted by declines in professional compensation, contract loss reserves and other direct contract expenses, which offset declines in revenue.

•	Latin America gross profit increased in the six months ended June 30, 2008 due to reductions in professional compensation and to a lesser extent revenue growth.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which decreased in the six months ended June 30, 2008 primarily due to reductions in salaries related to our cross industry solutions group which were transferred into the other North American industries effective in the first quarter of 2008. Additionally we recorded a larger credit during the six months ended June 30, 2008 for lease and facilities restructuring charges discussed above, when compared with the six months ended June 30, 2007.
     Selling, General and Administrative Expenses. We incurred SG&A expenses of $283.6 million for the six months ended June 30, 2008, representing a decrease of $68.4 million, or 19.4%, from SG&A expenses of $352.0 million for the six months ended June 30, 2007. SG&A expenses as a percentage of gross revenue decreased to 16.5% in the six months ended June 30, 2008 from 20.2% for the six months ended June 30, 2007. The decrease was primarily due to declines in the use of labor related to the closing of our financial statements, and reductions in stock based compensation expense as discussed above.
     Interest Income. Interest income was $4.5 million and $4.4 million in the six months ended June 30, 2008 and 2007, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The increase in interest income was due to a higher level of cash invested in money-market investments in the six months ended June 30, 2008, but offset by declines in market rates on those investments during the three months ended June 30, 2008.
     Interest Expense. Interest expense was $32.0 million and $26.7 million in the six months ended June 30, 2008 and 2007, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to the 2007 Credit facility which was entered into in May of 2007.
     Other Income (Expense), net. Other income, net was $3.1 million in the six months ended June 30, 2008 compared to other expense, net of $0.4 million in the six months ended June 30, 2007. The balances in each period primarily consist of realized foreign currency exchange losses.
     Income Tax Expense. We incurred income tax expense of $59.0 million and $25.7 million for the six months ended June 30, 2008 and 2007, respectively. The principal reasons for the difference between the effective income tax rates on income (loss) from continuing operations of 108.7% and (25.7%) for the six months ended June 30, 2008 and 2007, respectively, were: a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment. We recognized an income tax expense of $18.9 million related to a foreign corporate entity restructuring conducted during this three month period.
     Net Loss. For the six months ended June 30, 2008, we realized a net loss of $4.7 million, or a loss of $0.02 per share compared to the net loss of $125.7 million, or a loss of $0.59 per share for the six months ended June 30, 2007.

Liquidity and Capital Resources
     The following table summarizes the cash flow statements for the six months ended June 30, 2008 and 2007 (amounts are in thousands):

	Six Months Ended
	June 30,
			2007 to 2008
	2008	2007	Change
Net cash provided by (used in):
Operating activities	$(111,984)	$(298,435)	$186,451
Investing activities	(22,861)	(23,533)	672
Financing activities	4,136	280,089	(275,953)
Effect of exchange rate changes on cash and cash equivalents	11,040	1,126	9,914

Net decrease in cash and cash equivalents	$(119,669)	$(40,753)	$(78,916)

     Operating Activities. Net cash used in operating activities during the six months ended June 30, 2008 declined by $186.5 million as compared to the six months ended June 30, 2007. This improvement was primarily attributable to an increase in operating income of $156.0 million during the six months ended June 30, 2008, offset by payment of taxes (net of refunds) for certain of our profitable operating entities of $41.1 million.
     Investing Activities. Net cash used in investing activities during the six months ended June 30, 2008 decreased by $0.7 million from the six months ended June 30, 2007. A decrease in capital spending of $1.8 million was offset by an increase in restricted cash of $1.1 million.
     Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2008 decreased by $276.0 million from the six months ended June 30, 2007. The significant amount of cash provided by financing activities in 2007 was the result of the 2007 Credit facility.
Additional Cash Flow Information
     At June 30, 2008, we had cash and cash equivalents of $347.1 million compared with cash and cash equivalents of $348.8 million at June 30, 2007. We were able to maintain cash and cash equivalents at comparable levels year-over-year due to a combination of net cash generated from operating activities in the second half of fiscal 2007 and significant reductions in net cash used in operating activities in the first half of fiscal 2008. Notwithstanding these operational improvements, as in past years, we continue to use significantly more cash in our operations in the first half of each year. We pay certain annual payment obligations in the first half of the year, such as certain bonuses, insurance premiums and taxes for our profitable operating entities. Also, our accounts receivable and unbilled revenue have historically trended higher in the first half of each year.
     For instance, we ended 2007 with our DSOs at 77 days. By comparison, our DSOs improved from 91 days for the three months ended March 31, 2007 to 85 days for the three months ended March 31, 2008 and from 95 days for the three months ended June 30, 2007 to 87 days for the three months ended June 30, 2008. While significant, the combination of these year to date DSO improvements and significant payments made in the first half of 2008 still resulted in a decrease in cash and cash equivalents of $119.7 million for the first half of 2008. We have produced year-over-year improvements in our DSOs for each of the last thirteen quarters; however, we must continue to set and achieve even more aggressive collection targets each quarter and accelerate the invoicing of unbilled revenue. If we are going to continue to generate adequate cash from operations to operate our business and service our debt obligations, we must once again significantly improve our year end DSOs outstanding at the end of 2008 and make substantial progress toward reversing our historical experience of rising DSOs in the first six months of 2009.
     If current internal estimates for cash sources or uses for 2008 prove incorrect or we are unable to sustain continuing significant improvement in our DSOs, we will need to undertake additional actions to obtain adequate cash to operate our business and service our debt obligations, including up to $200.0 million of our 5.00% Senior Convertible Debentures that can be put to us for payment on April 15, 2009. These actions could include: initiating further cost reduction efforts; more aggressive working capital management; reducing or delaying capital expenditures; refinancing existing indebtedness; selling assets; and debt exchanges with our existing debt holders. However, we can give no assurance we can successfully execute any of these strategies and our ability to do so could be significantly impacted by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions in our various bank financing and indenture agreements.

Update on Analysis of Alternative Strategies
     As previously reported, we have conducted a detailed analysis of our current capital structure with our financial advisors, Greenhill & Co., LLC (“Greenhill”), to explore ways to improve our capital structure and liquidity. Throughout 2008 our Board of Directors has been intensively reviewing with our advisors all alternatives available to us in light of our evolving cash position. We recognize that our high levels of indebtedness present a significant constraint on our ability to grow our business. We continue to believe that improving the cash generated by our business and servicing our debt payments should be our highest priority. However, our Board of Directors and management are also devoting significant time analyzing and considering alternative strategies that we believe could be executed to improve our capital structure.
     In early January 2008, we asked Greenhill to assist us in connection with developing and advising us with respect to reducing or restructuring our outstanding indebtedness through various strategic and business alternatives for the Company, including a merger or sale of the Company as a whole, a sale of all or substantially all of the assets of the Company or the sale by the Company of any of its six principal business units. In particular, our Board of Directors asked Greenhill to respond to frequent inquiries regarding acquisitions or other strategic transactions involving our business, so as to minimize any intrusion while we focused on improving our business results.
     As part of this process, during the first quarter of 2008 Greenhill contacted numerous potential strategic and financial buyers. Of those buyers contacted, several executed confidentiality agreements with the Company and began preliminary due diligence. As of August 11, 2008, two parties continue to express interest in purchasing all or portions of the Company’s business. Discussions and due diligence are continuing. We hope these discussions can be completed in the near future and an agreement reached that would generate net cash proceeds sufficient to significantly reduce our outstanding indebtedness. At present, we can give no assurance that a sale of all or a portion of the Company’s business can be completed in the near term at or near current market prices or at all.
     In the event we are unable to reach agreement regarding a sale of all or a portion of the Company’s business within a reasonable period of time, we will proceed to considering the possibility of refinancing or renegotiating all or selected series of our convertible debt or exchanging existing convertible debt for equity.
     For additional information regarding various risk factors that could affect our business, outlook, liquidity, shares of stock or other matters, see Item 1A, “Risk Factors.”
2007 Credit Facility – Prepayments
     On May 18, 2007, we entered into a $400.0 million senior secured credit facility and on June 1, 2007, we amended and restated the credit facility to increase the aggregate commitments under the facility from $400.0 million to $500.0 million. The 2007 Credit Facility consists of: (1) term loans in an aggregate principal amount of $300.0 million (the “Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200.0 million (the “LC Facility”). Our obligations under the 2007 Credit Facility are secured by first priority liens and security interests in substantially all of our assets and most of our material domestic subsidiaries, as guarantors of such obligations (including a pledge of 65% of the stock of certain of our foreign subsidiaries), subject to certain exceptions. For additional information regarding the 2007 Credit Facility, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – 2007 Credit Facility,” of our 2007 Form 10-K.
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
Repurchase of Debentures at the Option of the Holders
     The holders of our 5.00% Senior Convertible Debentures have the option to require us to repay all or any portion of such debentures on certain dates at their face amount (plus accrued interest for which the record date has not passed). The first such date is April 15, 2009, and it is possible that we may be required to fund the repayment of the full $200 million face amount of these debentures (plus such interest) on that date. As a result of the repurchase feature in April 2009, the Company has reclassified the outstanding principal and unpaid interest related to the $200.0 million 5.00% Senior Convertible Subordinated Debentures from the long-term portion of notes payable to the current portion of notes payable within the Consolidated Balance Sheet. In addition, the holders of our $250.0 million 2.50% Series A Convertible Subordinated Debentures due 2024 and our $200.0 million 2.75% Series B Convertible Subordinated Debentures due 2024 have an option to require us to repurchase all or a portion of these debentures beginning on December 15, 2011 and December 15, 2014, respectively. For additional information regarding our debentures, see Item 1A, “Risk Factors — Risks that Relate to Our Liquidity,” and Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements of our 2007 Form 10-K.
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
     If one or more holders require us to repay the debentures and we have sufficient cash on hand to make payment, we believe nothing in the credit agreement prohibits us from taking this action. If we do not have sufficient cash on hand, we would seek to raise any additional funds we needed by incurring additional indebtedness as otherwise permitted by the terms of the credit agreement.
Off Balance Sheet Arrangements
     In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and certain indemnities to directors and officers. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.
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
     In May 2008, the FASB issued FASB Staff Position Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The provisions of FSP APB 14-1 shall be applied retrospectively to all periods presented, effective for the fiscal year beginning January 1, 2009. We are continuing to evaluate the impact of the provisions of FSP APB 14-1; however, at this time management believes that the incremental interest expense to be recognized as a result of the adoption will be material.
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2008, there have been no material changes to our market risk exposure disclosed in our 2007 Form 10-K. For a discussion of our market risk associated with our market sensitive financial instruments as of December 31, 2007, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our 2007 Form 10-K.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification as of June 30, 2008, of the material weaknesses in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s disclosure controls and procedures were not effective.
          Because of the material weaknesses identified in our evaluation of internal control over financial reporting as of December 31, 2007, which have not been remediated as of June 30, 2008, we performed additional substantive procedures so that our consolidated financial statements as of and for the three and six month periods ended June 30, 2008, are fairly stated in all material respects in accordance with GAAP.
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
SEC Reporting Matters
     2005 Shareholders’ Derivative Demand. On May 21, 2005, the Company received a letter from counsel representing one of its shareholders requesting that the Company initiate a lawsuit against its Board of Directors and certain then present and former officers of the Company, alleging breaches of the officers’ and directors’ duties of care and loyalty to the Company relating to the events disclosed in its report filed on Form 8-K, dated April 20, 2005. On January 21, 2006, the shareholder filed a derivative complaint in the Circuit Court of Fairfax County, Virginia, that was not served on the Company until March 2006. The shareholder’s complaint alleged that his demand was not acted upon and alleged the breach of fiduciary duty claims previously stated in his demand. The complaint also included a non-derivative claim seeking the scheduling of an annual meeting in 2006. On May 18, 2006, following an extensive audit committee investigation, the Company’s Board of Directors responded to the shareholder’s demand by declining at that time to file a suit alleging the claims asserted in the shareholder’s demand. The shareholder did not amend the complaint to reflect the refusal of his demand. The Company filed demurrers on August 11, 2006, which effectively sought to dismiss the matter related to the fiduciary duty claims. On November 3, 2006, the court granted the demurrers and dismissed the fiduciary claims, with leave to file amended claims. As a result of the Company’s annual meeting of stockholders held on December 14, 2006, the claim seeking the scheduling of an annual meeting became moot. On January 3, 2007, the plaintiff filed an amended derivative complaint re-asserting the previously dismissed derivative claims and alleging that the Board’s refusal of his demand was not in good faith. The Company’s renewed motion to dismiss all remaining claims was heard on March 23, 2007. On February 20, 2008, the court granted the Company’s motion to dismiss and dismissed the claims with prejudice. The plaintiff did not appeal the final judgment within the applicable time period in early April 2008; therefore, the dismissal is final and the judgment cannot be appealed.

ITEM 1A. RISK FACTORS
     For a discussion of the risk factors associated with our business, see below and the “Risk Factors” in Part I, Item 1A of our 2007 Form 10-K.
Risks that Relate to Our Liquidity
Our cash resources might not be sufficient to meet our expected cash needs over time. Beginning in early 2009, we will begin to become subject to significant required payments under our 2007 Credit Facility and our 5.00% Senior Convertible Debentures. We are increasingly concerned that our cash balances, together with cash generated from operating activities and borrowings previously made under our 2007 Credit Facility, may not be sufficient to provide adequate funds for our anticipated internal growth, operating needs and debt service obligations during 2009.
     We have experienced recurring net losses. We have generated positive cash flows from operating activities in only five quarters since the beginning of 2005. Historically, we have often failed, sometimes significantly, to achieve management’s periodic operating budgets and cash forecasts. Our ability to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flows from operations or that any additional borrowings will be available to us to enable us to pay our indebtedness or to fund our other liquidity needs.
     If our cash flows and capital resources are insufficient to fund our debt service obligations, we will likely face increasing pressure to reduce or delay capital expenditures, dispose of assets or operations, seek additional capital or restructure or refinance our indebtedness. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing debt agreements, including the 2007 Credit Facility. For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. The 2007 Credit Facility restricts, among other things, our ability to dispose of assets, incur additional indebtedness or issue equity securities unless all net cash proceeds from such activities (half of such net cash proceeds, in the case of the issuance of equity securities) are used to prepay outstanding term loans and/or collateralize outstanding letters of credit under the 2007 Credit Facility. We may not be able to consummate all or any of these types of transactions or to obtain the net cash proceeds realized from them until amounts due under the 2007 Credit Facility are paid in full.
     Under the most extreme circumstances, we may need to consider various forms of debt exchanges on a negotiated basis with our various classes of senior and junior subordinated debentures or prepackaged sales of our assets, either of which may be required to occur under court supervision. We cannot provide assurance that any debt restructuring, exchange or refinancing will be possible.
     If we cannot consistently generate sufficient positive cash flows or generate significant additional funds through one or more of the various strategic and debt restructuring alternatives describe above then we will not be able to fund our internal growth, provide for our operating needs and service our indebtedness. Consequently, our business, financial condition and results of operations would be materially and adversely affected.
The holders of our debentures have the right, at their option, to require us to purchase some or all of our debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.
     The holders of our debentures have the right (a “put” right), as of a specified date or upon a designated event, to require us to repurchase all or a portion of our debentures, in each case, at a price in cash equal to the principal amount of the debentures plus accrued and unpaid interest, if any.

     The following table lists the maturity date and the put dates of our debentures:

Debentures	Maturity Date	Put Date
$250.0 Million 2.50% Series A
Convertible Subordinated Debentures due 2024	December 15, 2024	December 15, 2011
December 15, 2014
December 15, 2019

$200.0 Million 2.75% Series B
Convertible Subordinated Debentures due 2024	December 15, 2024	December 15, 2014 December 15, 2019

$200.0 Million 5.00% Convertible
Senior Subordinated Debentures due 2025	April 15, 2025	April 15, 2009
April 15, 2013
April 15, 2015
April 15, 2020

$40.0 Million 0.50% Convertible
Senior Subordinated Debentures due 2010	July 15, 2010	N/A
     If we cannot generate sufficient positive cash flows from operating activities or otherwise honor the put rights or maturities on our debentures with our existing cash balances, there can be no assurance that future borrowings or equity financing will be available for the payment or refinancing of the debentures or that we could succeed in obtaining waivers or extensions of the put rights of holders of significant amounts of the debentures.
     The holders of our debentures also have the right to require us to repurchase any outstanding debentures upon certain dates and designated events. These events include certain change of control transactions and a termination of trading, if our common stock is no longer listed for trading on a U.S. national securities exchange such as the NYSE. If we are unable to repurchase any of our debentures when due or otherwise breach any other debenture covenants, we may be in default under the related indentures, which could lead to an acceleration of unpaid principal and accrued interest under the indentures. Any such acceleration could lead to an acceleration of amounts outstanding under our 2007 Credit Facility. In the event of any acceleration of unpaid principal and accrued interest under our 2007 Credit Facility or under the debentures, we will not be permitted to make payments to the holders of the debentures until the unpaid principal and accrued interest under our 2007 Credit Facility have been fully paid.
     For additional information regarding our debentures, see our 2007 Form 10-K, Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements.
Risks That Relate To Our Business
Our ability to sign new business and recruit and retain employees may be materially and adversely affected while our Board of Directors evaluates strategic alternatives.
     Our Board of Directors is currently exploring strategic alternatives as a result of expressions of interest from certain third parties. The inherent uncertainty involved in this process may influence the choices of potential customers and the willingness of our employees to remain employed with us while we continue to explore these and other alternatives. During the period of evaluation, and unless and until such time as the Board of Directors determines which of the alternatives would best serve the interests of the shareholders, our ability to sign new business and our ability to recruit and retain employees may be materially and adversely affected. For further information regarding the efforts of our Board of Directors’ evaluation, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Update on Analysis of Alternate Strategies.”
If we are unable to timely and properly implement our new North American financial reporting system, we may be unable to reduce certain SG&A expenses as a percentage of revenue as rapidly as we have previously planned. We may also incur additional, unexpected expenses in connection with the implementation of our new North American financial reporting system. Our inability to reduce SG&A expenses as rapidly as planned and/or the incurrence of additional, unexpected expenses could have a material adverse effect on our financial condition and impact our ability to meet our short-term debt service obligations.
     We continue to target a January 1, 2009 transition to our new North American financial reporting system and continue to believe that a successful transition on this date is achievable. We intend to maintain full functionality of our existing North American financial reporting systems during this transition, and in the event of unexpected transition delays and/or design issues with our new North American financial reporting system, continue to operate our existing North American financial systems for a longer period of time.
     Should full transition to our new North American financial reporting system be deferred no more than ninety days, we expect the duplicative costs of maintaining the necessary portions of the two systems in parallel to be minimal. However, if we cannot fully and successfully complete the transition by April 1, 2009, we would have to evaluate if we would convert at the start of the next quarter or defer full transition to our new North American financial reporting system until January 1, 2010. In the event we were to make a decision to defer full transition until January 1, 2010, it is likely that we would continue to incur internal finance and accounting costs, as well as costs associated with audit and compliance matters, at current levels and be unable to further reduce those costs for fiscal 2009. Our inability to reduce these costs could have a material adverse effect on our financial condition and impact our ability to service our short-term debt obligations.
     On a related note, our ability to achieve a January 1, 2009 transition to our new North American financial reporting system may entail additional, unexpected expenses. For instance, we have identified significant additional internal training expenses for transition training that are currently estimated at $25 million that we did not budget for. If we are unable to reduce other budgeted expenditures for 2008 to compensate for these amounts and/or if we identify other significant, additional and unexpected expenses, there could be a material adverse effect on our financial condition and, consequently, impact our ability to service our short-term debt obligations.
Risks That Relate To Our Common Stock
If the price of shares of our common stock remains below $1.00, we may be delisted by the NYSE. If we are delisted by the NYSE before we are able to be listed on another national stock exchange, payment of substantially all of our outstanding debentures would be accelerated and, by implication, an event of default would exist under our 2007 Credit Facility that could require repayment of all amount outstanding under that facility. If this were to occur, there would be material adverse effects on our business, financial condition and results of operations.
     On July 16, 2008, we received notice from the NYSE that we were below compliance with the NYSE’s continued listing standard concerning stock price, because the average closing share price of our common stock over a consecutive thirty-trading day period was less than $1.00. This notice also sets forth timeframes in which this deficiency must be cured in order to remain listed on the NYSE.
     In order to re-attain compliance with the NYSE’s continued listing standard concerning the average price of our common stock, the Company must achieve both a minimum of $1.00 share price and a $1.00 average share price over the thirty-trading day period immediately preceding the end of the six month window ending on January 16, 2009. As a prerequisite, the Company must submit a business plan to the NYSE that sets forth definitive action that the Company intends to take in order to return to compliance with NYSE the average share price listing standard and we have done so.
     Although we intend to take actions to bring our share price up to a compliant level within the specified time frame, we cannot be assured that the plan will be achieved within the specified time frame. Furthermore, while the NYSE has the right to extend the period in which a company can again achieve the average share price listing standard, there can be no assurance that the NYSE will not otherwise determine to delist a company’s common stock prior to the expiration of this six-month period.
     If our shares are delisted from the NYSE and we are unable to list our common stock on another national securities exchange prior to such delisting, the holders of substantially all of our debentures have a “put” right to require us to repurchase our debentures at a price in cash equal to the principal amount of the debentures plus accrued and unpaid interest, if any. If such a put” right were to exist in the hands of the holders of our debentures, there would separately exist an event of default under our 2007 Credit Facility that could result in the acceleration of the payment of all amounts outstanding under that facility. For a further discussion of the terms of the various indentures covering our debentures, as well as those of our 2007 Credit Facility, see our 2007 Form 10-K Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

If the price per share of our common stock remains below $1.00 for an extended period of time or shares of our common stock are otherwise delisted from the NYSE there could a negative effect on our business that could significantly impact our financial condition, our results of operation and our ability to service our debt obligations.
     Our common stock price has closed on average below $1.00 for more than 30 consecutive trading days. The NYSE has notified us that, if our stock price does not return to compliant levels as required by January 16, 2009, we may be delisted. The threat of delisting and/or a delisting of our common stock could have additional adverse affects by, among other things:
▪	reducing the liquidity and market price of our common stock;

▪	reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing;

▪	reducing our ability to retain our clients and obtain new clients;

▪	reducing our ability to retain, attract and motivate our Managing Directors and other key employees; and

▪	impairing our ability to provide equity incentives to our employees.
     Any of these events could materially and adversely affect our financial condition and results of operation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     On August 5, 2008, our Board of Directors redesignated Eddie R. Munson as a Class I director with a term expiring in 2010 so that all classes of directors will have an equal number of members.  Mr. Munson was initially appointed as a Class II director on October 17, 2007.  Prior to the redesignation of Mr. Munson as a Class I director, our Board of Directors consisted of two Class I directors, upon the resignation of Spencer Fleischer from the Board of Directors on July 15, 2008, four Class II directors and three Class III directors.  Our certificate of incorporation allows the Company to apportion increases or decreases equally among the classes of directors to maintain the number of directors in each class as nearly equal as possible.  Pursuant to the authority in our certificate of incorporation, the Board of Directors redesignated Mr. Munson as a Class I director so that all classes of directors will have an equal number of members.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of August 2, 2007, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 8-K filed with the SEC on August 8, 2007.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	First Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on September 6, 2002.

4.4	Second Amendment to the Rights Agreement, dated as of October 27, 2007, between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 4.4 from the Company’s Form 10-Q for the quarter ended June 30, 2007.

10.1	Employment Letter dated April 24, 2008, effective as of May 13, 2008, between the Company and Eileen A. Kamerick, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2008.

10.2	Supplemental Employment Letter dated May 12, 2008, between the Company and Eileen A. Kamerick, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2008.

10.3	Special Termination Agreement, effective as of May 13, 2008, between the Company and Eileen A. Kamerick, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2008.

10.4	Form of Restricted Stock Unit Agreement (including for Eileen A. Kamerick), which is incorporated herein by reference to Exhibit 10.8 from the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2008.

10.5*	Employment Letter dated July 1, 2008, effective as of June 4, 2008, between the Company and Eddie R. Munson.

10.6*	Managing Director Agreement dated July 1, 2008, effective as of June 4, 2008, between the Company and Eddie R. Munson.

10.7*	Separation and Release of Claims Agreement dated as of May 12, 2008, between the Company and Judy A. Ethell.

10.8*	Form of BearingPoint, Inc. Performance Cash Award Agreement.

10.9*	Form of BearingPoint, Inc. Performance Share Unit Award Agreement.

Exhibit
No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.
DATE: August 11, 2008	By:	/s/ Eddie R. Munson
Eddie R. Munson
Chief Financial Officer