Form 10-Q
period 2008-09-30
BEARINGPOINT INC
filed 2008-11-10
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of common stock of the registrant outstanding as of November 1, 2008 was 220,688,470.

BEARINGPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I, ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
BEARINGPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$800,987	$861,897	$2,517,731	$2,603,495

Costs of service:
Professional compensation	417,435	440,672	1,285,865	1,386,580
Other direct contract expenses	171,574	202,980	522,624	588,429
Lease and facilities restructuring charges (credits)	1,381	3,866	(6,298)	308
Other costs of service	66,119	81,759	208,862	220,967

Total costs of service	656,509	729,277	2,011,053	2,196,284

Gross profit	144,478	132,620	506,678	407,211
Selling, general and administrative expenses	139,915	160,324	423,514	512,275

Operating income (loss)	4,563	(27,704)	83,164	(105,064)
Interest income	2,136	3,087	6,619	7,475
Interest expense	(15,931)	(17,532)	(47,886)	(44,198)
Other expense, net	(16,897)	(5,377)	(13,770)	(5,747)

(Loss) income before taxes	(26,129)	(47,526)	28,127	(147,534)
Income tax expense	4,364	20,480	63,349	46,205

Net loss	$(30,493)	$(68,006)	$(35,222)	$(193,739)

Loss per share — basic and diluted:	$(0.14)	$(0.32)	$(0.16)	$(0.90)

Weighted average shares — basic and diluted:	224,001,730	215,247,757	222,817,265	214,677,985

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2008	December 31,
	(unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$330,048	$466,815
Restricted cash	2,964	1,703
Accounts receivable, net of allowances of $3,418 at September 30, 2008 and $5,980 at December 31, 2007	293,773	356,178
Unbilled revenue	336,873	319,132
Income tax receivable	6,759	8,869
Deferred income taxes	10,789	11,521
Prepaid expenses	46,306	36,500
Other current assets	30,165	38,122

Total current assets	1,057,677	1,238,840
Property and equipment, net	108,154	113,771
Goodwill	480,358	494,656
Deferred income taxes, less current portion	20,266	25,179
Other assets	96,234	108,958

Total assets	$1,762,689	$1,981,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$205,195	$3,700
Accounts payable	159,660	215,999
Accrued payroll and employee benefits	306,403	368,208
Deferred revenue	72,563	115,961
Income tax payable	38,882	58,304
Current portion of accrued lease and facilities charges	14,565	17,618
Deferred income taxes	13,344	15,022
Accrued legal settlements	14,205	8,716
Other current liabilities	87,899	108,364

Total current liabilities	912,716	911,892
Notes payable, less current portion	772,408	970,943
Accrued employee benefits	122,053	118,235
Accrued lease and facilities charges, less current portion	28,129	48,066
Deferred income taxes, less current portion	10,416	9,581
Income tax reserve	246,032	242,308
Other liabilities	140,085	149,668

Total liabilities	2,231,839	2,450,693

Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 225,527,781 shares issued and 220,688,470 shares outstanding on September 30, 2008 and 219,890,126 shares issued and 215,156,077 shares outstanding on December 31, 2007	2,243	2,186
Additional paid-in capital	1,477,149	1,438,369
Accumulated deficit	(2,215,800)	(2,180,578)
Accumulated other comprehensive income	305,534	308,857
Treasury stock, at cost (4,839,311 shares on September 30, 2008 and 4,734,049 shares on December 31, 2007)	(38,276)	(38,123)

Total stockholders’ deficit	(469,150)	(469,289)

Total liabilities and stockholders’ deficit	$1,762,689	$1,981,404

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(35,222)	$(193,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for deferred income taxes	4,397	3,525
(Benefit) provision for doubtful accounts	(933)	1,056
Stock-based compensation	38,019	76,516
Depreciation and amortization of property and equipment	34,894	48,307
Lease and facilities restructuring (credit) charge	(6,298)	308
Loss on disposal and impairment of assets	2,248	5,685
Amortization of debt issuance costs and debt accretion	9,301	11,428
Reversal of global tax equalization accruals	(29,239)	—
Unrealized foreign exchange losses	9,373	9,148
Changes in assets and liabilities:
Accounts receivable	61,064	21,066
Unbilled revenue	(23,262)	(67,035)
Income tax receivable, prepaid expenses and other current assets	(2,179)	13,953
Other assets	6,875	(20,610)
Accounts payable	(56,343)	(79,544)
Income tax payable, accrued legal settlements and other current liabilities	(37,431)	(63,602)
Accrued payroll and employee benefits	(27,721)	13,424
Deferred revenue	(46,678)	(19,137)
Income tax reserve and other liabilities	(1,422)	17,300

Net cash used in operating activities	(100,557)	(221,951)

Cash flows from investing activities:
Purchases of property and equipment	(31,972)	(31,834)
Increase in restricted cash	(1,261)	(14)

Net cash used in investing activities	(33,233)	(31,848)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,695	—
Treasury stock through net share delivery	(117)	—
Net proceeds from issuance of notes payable	2,141	284,016
Repayments of notes payable	(3,514)	(1,860)

Net cash provided by financing activities	205	282,156

Effect of exchange rate changes on cash and cash equivalents	(3,182)	10,203

Net (decrease) increase in cash and cash equivalents	(136,767)	38,560
Cash and cash equivalents — beginning of period	466,815	389,571

Cash and cash equivalents — end of period	$330,048	$428,131

The accompanying Notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
Note 1. Basis of Presentation and Liquidity
     Basis of Presentation
     The accompanying unaudited interim Consolidated Financial Statements of BearingPoint, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. These statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) filed with the SEC. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. Certain amounts reported in the prior year have been reclassified to conform to the current period presentation.
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
     At September 30, 2008, the Company had $330,048 of cash and cash equivalents, which represents a decline of $136,767 of cash and cash equivalents since December 31, 2007. The Company was able to reduce cash used in operations by $121,394 in the first nine months of fiscal 2008 as compared with the first nine months of 2007. Historically, the Company has paid certain annual payment obligations in the first half of the year, such as certain bonuses, insurance premiums and taxes for our profitable operating entities. While the Company again made significant payments of these obligations in the first half of 2008, the Company will also continue to make significant payments for certain of these obligations throughout the remainder of 2008. Also, during the third quarter of 2008 certain of the Company’s profitable operating entities had higher income tax payments than in the past which are expected to continue to remain at a high level in the fourth quarter of 2008. In addition, as described in Note 7, the holders of the Company’s $200,000 5.00% Convertible Senior Subordinated Debentures due 2025 have the option to require the Company to repay all or any portion of such debentures as early as April 2009.
      In the first nine months of fiscal 2008 the Company has produced year over year improvements in days sales outstanding (“DSOs”) for each quarter. While the Company continues to expect improvement in its DSOs for the remainder of 2008, and expects to make progress toward reversing its historical experience of rising DSOs in the first six months of 2009, these improvements alone likely will not be sufficient to generate adequate cash to operate its business and service its debt obligations throughout 2009. Consequently, the Company has initiated a number of additional operational and alternative strategies to attempt to maximize the Company’s cash and cash equivalents over the near term. In the fourth quarter of 2008, the Company will try to accelerate efforts to exit countries and business segments that are not profitable and reduce the costs associated with those lines of business. If necessary, and in order to conserve cash, the Company is also contemplating deferring the transition to its new North American financial system to later in 2009 to help avoid incurring any higher-than-expected transition costs or risk cash shortfalls that might arise from its inability to timely invoice and collect for all work performed during the first quarter of 2009. It is also increasingly likely that the Company will need to execute on one or more alternative strategies, such as a merger or sale of the Company as a whole, a sale of all or substantially all of the assets of the Company, the sale by the Company of any of its six principal business units, a restructuring of all or selected series of the Company’s convertible debt or an exchange of existing convertible debt for equity, to be able to obtain adequate cash to operate its business and service its debt obligations. However, the Company can give no assurance it can successfully execute any of these strategies and its ability to do so could be significantly impacted by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of the Company’s business, and the terms and conditions in the Company’s various bank financing and indenture agreements.

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
     In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The provisions of FSP APB 14-1 shall be applied retrospectively to all periods presented, effective for the fiscal year beginning January 1, 2009. The Company is continuing to evaluate the impact of the provisions of FSP APB 14-1; however, at this time management believes that the incremental interest expense to be recognized as a result of the adoption will be material.
     In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company has adopted the provisions of FSP 157-3 in its financial statements for the three months ended September 30, 2008. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
Note 3. Stock-Based Compensation
     The Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 include stock-based compensation expense related to awards of stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”) as well as issuances under the Company’s Employee Stock Purchase Plan (“ESPP”), including the Company’s “BE an Owner” program, and restricted stock awards, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	$241	$1,877	$834	$6,510
RSUs	1,614	4,675	9,570	15,641
PSUs	14,809	21,686	26,882	50,489
ESPP and BE an Owner	290	1,178	609	3,533
Restricted stock awards	—	—	124	343

Total	$16,954	$29,416	$38,019	$76,516

     During the second quarter of 2008, the Company increased its forfeiture rate assumption based on actual historical forfeitures through June 30, 2008 and expected future forfeitures over the remainder of the vesting term of the PSU awards. This revised forfeiture rate resulted in an adjustment of $21,350 to reduce stock compensation expense during the second quarter of 2008. Of this adjustment, $13,577 was recorded to professional compensation and $7,773 was recorded to selling, general and administrative expenses.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Stock Options
     During the third quarter of 2008, the Company granted 96,333 options. As of September 30, 2008, there were 26,947,680 options outstanding.
Restricted Stock Units and Performance Share Units
     During the third quarter of 2008, 530,176 shares of common stock were issued in settlement of RSUs. The following table summarizes RSU and PSU activity during the nine months ended September 30, 2008:

	RSUs(1)		PSUs(2)
		Weighted		Weighted
		Average		Average
		Grant		Grant
		Date Fair		Date Fair
	Units	Value	Units	Value
Nonvested at December 31, 2007	6,428,764	$8.14	18,104,846	$12.53
Granted	2,064,516	$2.27	—
Vested	(2,071,084)	$8.40	—
Forfeited	(1,412,877)	$5.81	(3,703,004)	$12.36

Nonvested at September 30, 2008	5,009,319	$6.27	14,401,842	$12.57

Vested at September 30, 2008	4,400,479		—
Outstanding at September 30, 2008	9,409,798		14,401,842

(1)	Approximately 41,883 RSUs (net of forfeitures) and 45,563 RSUs (net of forfeitures) have been excluded from the December 31, 2007 and September 30, 2008 nonvested balances, respectively, because they were awarded to recipients in countries where local laws require a cash settlement. Similarly, approximately 27,537 RSUs (net of forfeitures) and 73,100 RSUs (net of forfeitures) have been excluded from the September 30, 2008 vested and outstanding balances, respectively.

(2)	Approximately 54,348 PSUs (net of forfeitures) have been excluded from the December 31, 2007 and September 30, 2008 nonvested balances because they were awarded to recipients in countries where local laws require a cash settlement. Similarly, approximately 54,348 PSUs (net of forfeitures) have been excluded from the September 30, 2008 outstanding balance.
Note 4. Loss per Share
     Basic loss per share is computed based on the weighted average number of common shares outstanding and vested RSUs during the period. Diluted loss per share is computed using the weighted average number of basic shares outstanding during the period plus the dilutive effect of other potential common shares.
     The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(30,493)	$(68,006)	$(35,222)	$(193,739)

Weighted average common shares outstanding	219,568,666	201,761,301	217,836,352	201,321,963
Weighted average vested RSUs	4,433,064	13,486,456	4,980,913	13,356,022

Weighted average shares outstanding	224,001,730	215,247,757	222,817,265	214,677,985

Earnings per share — basic and diluted	$(0.14)	$(0.32)	$(0.16)	$(0.90)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Employee stock options	27,503,164	33,064,651	28,957,430	34,259,109
ESPP and BE an owner	4,244,613	6,545,850	2,670,556	6,545,850
Unvested restricted stock units	5,438,408	8,130,456	5,846,181	8,366,845
Performance share units(1)	38,203,103	54,246,351	40,663,150	42,857,179
$250,000 2.50% Series A Convertible Subordinated Debentures due 2024	23,810,200	23,810,200	23,810,200	23,810,200
$200,000 2.75% Series B Convertible Subordinated Debentures due 2024	19,048,160	19,048,160	19,048,160	19,048,160
$200,000 5.00% Convertible Senior Subordinated Debentures due 2025	30,303,020	30,303,020	30,303,020	30,303,020
$40,000 0.50% Convertible Senior Subordinated Debentures due 2025	5,925,926	5,925,926	5,925,926	5,925,926
Warrants issued in connection with the July 2005 Convertible Debentures	3,500,000	3,500,000	3,500,000	3,500,000

	157,976,594	184,574,614	160,724,623	174,616,289

(1)	As of the end of the reporting period, the performance conditions described further in Note 13, “Stock-Based Compensation,” included in the 2007 Form 10-K, have not been met; however, the above shares represent the maximum settlement of shares under this program.
Note 5. Comprehensive Loss
     The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(30,493)	$(68,006)	$(35,222)	$(193,739)
Pension prior service cost, net of tax of $20 and $65	278	—	869	—
Pension net actuarial gain, net of tax of $2 and $6	(6)	—	(21)	—
Foreign currency translation adjustment	(33,311)	31,070	(4,171)	41,844

Comprehensive loss	$(63,532)	$(36,936)	$(38,545)	$(151,895)

Note 6. Goodwill
     The changes in the carrying amount of goodwill, at the reporting unit level, for the nine months ended September 30, 2008 were as follows:

				Foreign
	Balance			Currency	Balance
	December 31,			Translation	September 30,
	2007	Reductions		Adjustment	2008
Public Services	$23,581	$—		$—	$23,581
Financial Services	9,210	—		—	9,210
EMEA	385,650	—		(11,453)	374,197
Asia Pacific	75,003	(1,003	)(1)	(1,812)	72,188
Latin America	1,010	—		(30)	980
Corporate/Other	202	—		—	202

Total	$494,656	$(1,003)		$(13,295)	$480,358

(1)	Amount represents the write off of a deferred tax liability established in the original acquisition, whose statute of limitations had expired.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
     In April 2008, the Company completed its required annual impairment test and determined that the carrying value of goodwill was not impaired. Further, the Company regularly monitors the carrying value of its goodwill. This monitoring includes an assessment as to whether or not certain events would, more likely than not, cause the Company to conclude that the carrying value of any of its reporting units would exceed their fair value. The Company identified and evaluated the effects of the events which occurred in the third quarter by performing an analysis of the effect of these events on the fair value of its reporting units. While these events decreased the fair value of the Company’s reporting units, the Company concluded that the fair value of the respective reporting units exceeded their carrying values. The assumptions used by management in this analysis are highly sensitive and judgmental. Should actual future results vary significantly from expectations, impairment of the Company’s goodwill could result in future periods.
Note 7. Notes Payable
     Notes payable consist of the following:

	September 30,	December 31,
	2008	2007
Current portion:
Term Loans under the 2007 Credit Facility	$3,000	$3,000
$200,000 5.00% Convertible Senior Subordinated Debentures due 2025	200,000	—
Other Financing Arrangements	2,195	700

Total current portion	205,195	3,700

Long-term portion:
$250,000 2.50% Series A Convertible Subordinated Debentures due 2024 and $200,000 2.75% Series B Convertible Subordinated Debentures due 2024	450,000	450,000
$200,000 5.00% Convertible Senior Subordinated Debentures due 2025	—	200,000
$40,000 0.50% Convertible Senior Subordinated Debentures due 2025 (net of discount of $10,788 and $14,389, respectively)	29,212	25,611
Term Loans under the 2007 Credit Facility	292,500	294,750
Other	696	582

Total long-term portion	772,408	970,943

Total notes payable	$977,603	$974,643

     The holders of the Company’s $200,000 5.00% Convertible Senior Subordinated Debentures due 2025 (the “5.00% Senior Convertible Debentures”) have the right, at their option, to require the Company to repurchase all or any portion of such debentures on April 15, 2009, 2013, 2015 and 2020. In each case, the Company may be required to pay a repurchase price in cash equal to 100% of the principal amount of the 5.00% Senior Convertible Debentures plus any accrued but unpaid interest, including additional interest, if any, to the repurchase date. As a result of the repurchase feature that can be exercised in April 2009, the Company has changed the classification of the outstanding principal and unpaid interest related to the 5.00% Senior Convertible Debentures from the long-term portion of notes payable to the current portion of notes payable within the Consolidated Balance Sheet.
Note 8. Lease and Facilities Restructuring Activities
     During the three and nine months ended September 30, 2008, the Company recorded a lease restructuring charge of $1,381 and recognized a benefit of $6,298, respectively, associated with restructuring activities recognized prior to 2008. The charge was recorded within the Corporate/Other operating segment and represents a net increase of accruals, primarily as a result of increases to operating expense assumptions included within the restructuring accrual. The benefit was recorded within the Corporate/Other operating segment and represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities. During the three and nine months ended September 30, 2007, the Company recorded restructuring charges of $3,866 and $308, respectively, within the Corporate/Other operating segment. These restructuring charges relate to accrual adjustments, primarily attributable to the change in sublease income assumptions associated with vacated leased facilities.
     Since July 2003, the Company has incurred a total of $146,908 in lease and facilities-related restructuring charges in connection with its office space reduction efforts relating to the following regions: $21,810 in Europe, the Middle East and Africa (“EMEA”),

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
$863 in Asia Pacific and $124,235 in North America. As of September 30, 2008, the Company had a remaining lease and facilities accrual of $42,694, of which $14,565 and $28,129 have been identified as current and non-current portions, respectively. It is anticipated that this remaining lease and facilities accrual will be paid over the remaining lease terms, which expire at various dates through 2016.
     Changes in the Company’s accrual for restructuring charges for the nine months ended September 30, 2008 were as follows:

Total
Balance at December 31, 2007	$65,684
New charges	—
Adjustment to the provision	(6,298)
Payments and other utilization	(16,730)
Other(1)	38

Balance at September 30, 2008	$42,694

(1)	Other changes in the restructuring accrual consist primarily of foreign currency translation adjustments.
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
Government Contracting Matters
     A significant portion of the Company’s business relates to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government-sponsored enterprises. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether the Company’s operation is being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Federal government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Federal government contracting. It cannot be determined at this time whether any findings, conclusions, penalties, fines or other amounts determined to be applicable to the Company in any such investigation could have a material effect on the Company’s results of operation, outlook or business prospects. Accordingly, as of September 30, 2008, the Company had accrued amounts related to these matters, which are not material.
Other Matters
     The Company recently escalated discussions with a client regarding a contract involving the design and implementation of an information technology system to resolve the scope of work encompassed by the contract. The Company and the client have agreed to enter into voluntary, non-binding mediation in hopes of resolving this matter, which mediation is expected to be held in December 2008. The Company’s maximum stated liability under the contract is $31,800. The Company believes there is a reasonable possibility of loss if this matter is not resolved, however, due to the early stage of this matter plus associated fees and costs and the nature of the potential claims, a range of loss cannot be determined at this time. Accordingly, no liability has been recorded.
Other Commitments
     In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
guarantees in accordance with FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to directors and officers under the organizational documents and agreements of the Company; and guarantees issued between subsidiaries on intercompany receivables. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was insignificant. Accordingly, no liabilities have been recorded for these agreements as of September 30, 2008.
     Some clients, largely in the state and local markets, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of September 30, 2008, the Company had $92,565 of outstanding surety bonds and $126,931 of outstanding letters of credit for which the Company may be required to make future payment. An aggregate of $78,255 of the outstanding letters of credit are used to secure outstanding surety and performance bonds.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that as of September 30, 2008, it had assumed an aggregate potential contract value of approximately $44,594 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $105 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph. The Company estimates that the fair value of these agreements was minimal, and therefore no liabilities have been recorded for these contracts as of September 30, 2008.
     The Company has a tax equalization policy designed to ensure that its employees on domestic long-term and foreign short-term assignments will be subject to the same level of personal tax, regardless of the tax jurisdiction in which the employee works. The Company accrues tax equalization expenses in the period incurred. If the estimated tax equalization liability, including related interest and penalties, is determined to be greater or less than amounts due upon final settlement, the difference is recorded in the current period.
     As of September 30, 2008 the Company had approximately $85,429 of accrued liabilities associated with global tax equalizations. In the second quarter of 2008, the Company reversed $22,899 of these liabilities as a result of settlements at amounts less than previously estimated and recorded the resulting benefit to professional compensation. In the third quarter of 2008, the Company reversed $6,339 of these liabilities and reduced reserves on employee receivables, which were also recorded as a benefit to professional compensation.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 10. Pension and Postretirement Benefits
     The components of the Company’s net periodic pension cost and postretirement medical cost for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Components of net periodic pension cost:
Service cost	$1,592	$1,589	$4,838	$4,767
Interest cost	1,506	1,165	4,575	3,495
Expected return on plan assets	(338)	(243)	(1,029)	(729)
Amortization of (gain) loss	(5)	95	(15)	285
Amortization of prior service cost	178	163	575	489

Net periodic pension cost	$2,933	$2,769	$8,944	$8,307

Components of net periodic postretirement medical cost:
Service cost	$631	$618	$1,893	$1,854
Interest cost	235	217	705	651
Amortization of losses	—	13	—	39
Amortization of prior service cost	119	119	357	357

Net periodic postretirement medical cost	$985	$967	$2,955	$2,901

Note 11. Income Taxes
     For the three and nine months ended September 30, 2008, the Company recognized (loss) and income before taxes of ($26,129) and $28,127, respectively, and provided for income taxes of $4,364 and $63,349, respectively, resulting in an effective tax rate of (16.7%) and 225.2%, respectively. The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment. The mix of income is a significant factor in calculating the effective tax rate and the largest factor in determining tax expense since certain profitable countries comprise the majority of the tax expense. The tax provision recorded in the three months ended September 30, 2008 includes the effect of a discrete tax benefit of $11,208, which includes approximately $5,575 related to the release of valuation allowances recorded on certain foreign deferred tax assets and an adjustment to a tax refund receivable of approximately $5,633 relating to the filing of amended tax returns in the United States. During the nine months ended September 30, 2008, the Company recorded tax expense of $18,917 related to a foreign legal restructuring. The restructuring resulted in the loss of certain loss carry-forwards and the realization of capital gains.
     For the three and nine months ended September 30, 2007, the Company recognized (loss) before taxes of ($47,526) and ($147,534), respectively, and provided for income taxes of $20,480 and $46,205, respectively, resulting in an effective tax rate of (43.1%) and (31.3%), respectively. The effective tax rate varied from the U.S. Federal statutory tax rate, primarily as a result of a change in valuation allowance, changes in income tax reserves, the mix of income attributable to foreign versus domestic jurisdictions, state and local taxes, other items and non-deductible meals and entertainment.
     The total liability for uncertain tax positions at September 30, 2008 is estimated to be approximately $246,032. We record interest and penalties related to unrecognized tax benefits in the provision for income taxes which is consistent with the prior year. Final determination of a significant portion of the Company’s tax liabilities that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. It is reasonably possible that a reduction of approximately $85,000 of unrecognized tax benefits may occur within 12 months as a result of projected settlement of global tax issues.

BEARINGPOINT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)
(unaudited)
Note 12. Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for certain financial assets and financial liabilities that are measured at fair value on a recurring basis. In February 2008, the Company adopted FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS No. 157. In February 2008, the Company also adopted FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. SFAS 157 provides a consistent definition of fair value, with a focus on exit price from the perspective of a market participant.
     The Company holds short-term money market investments, commercial paper, investments in private equity, and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices, when available, or through the use of alternative approaches when market quotes are not readily accessible or available.
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
     The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of September 30, 2008:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Total Fair Value	for Identical	Observable	Unobservable
	of Asset or	Assets	Input	Inputs
	Liability	(Level 1)	(Level 2)	(Level 3)
Cash and Cash Equivalents	$103,827	$103,827	$—	$—
Other Current Assets(1)	5,051	5,051	—	—
Other Assets	426	111	—	315	(2)

Total Assets	$109,304	$108,989	$—	$315

Other Current Liabilities(1)	$5,051	$5,051

Total Liabilities	$5,051	$5,051

(1)	The Company has assets held in a Rabbi Trust deferred compensation plan, which generally include actively traded mutual funds and money market accounts.

(2)	The Company carries cost-basis investments in privately-held companies. An other than temporary impairment in value of $34 and a temporary impairment in value of $5 for the three and nine months ending September 30, 2008 was recorded as part of Other Income in the Consolidated Statement of Operations.

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

	Three Months Ended September 30,
	2008		2007
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$354,654	$61,355	$362,893	$64,593
Commercial Services	92,329	11,356	131,383	21,135
Financial Services	48,428	7,820	66,412	8,207
EMEA	199,914	38,520	184,318	24,132
Asia Pacific	76,711	18,545	94,081	20,575
Latin America	28,593	5,802	22,240	(3,338)
Corporate/Other	358	(138,835)	570	(163,008)

Total	$800,987	$4,563	$861,897	$(27,704)

	Nine Months Ended September 30,
	2008		2007
		Operating		Operating
	Revenue	Income (Loss)	Revenue	Income (Loss)
Public Services	$1,075,929	$223,878	$1,084,080	$197,335
Commercial Services	311,183	44,943	401,638	61,149
Financial Services	144,681	20,196	209,378	18,641
EMEA	647,328	121,688	570,111	92,852
Asia Pacific	252,656	56,209	267,161	51,877
Latin America	85,145	13,576	67,787	(8,614)
Corporate/Other	809	(397,326)	3,340	(518,304)

Total	$2,517,731	$83,164	$2,603,495	$(105,064)

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
Disclosure Regarding Forward-Looking Statements
     Some of the statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations that are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Quarterly Report include statements about our internal control over financial reporting, our results of operations and our financial condition. Forward-looking statements are only predictions and as such are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment, and the following factors:
•	Our ability to sign new business and recruit and retain employees may be materially and adversely affected while our Board of Directors evaluates strategic alternatives.

•	If we are unable to timely and properly implement our new North American financial reporting system, we may be unable to timely file our SEC periodic reports, conclude that our internal control over financial reporting is effective, or reduce certain selling, general and administrative (“SG&A”) expenses as a percentage of revenue as rapidly as we had previously planned.

•	Our business may be adversely impacted as a result of changes in demand, both globally and in individual market segments, for our consulting and systems integration services.

•	Our operating results will suffer if we are not able to maintain our billing and utilization rates or control our costs.

•	We continue to incur SG&A expenses as a percentage of revenue at levels significantly higher than those of our competitors.

•	The systems integration consulting markets are highly competitive. We may not be able to compete effectively in these markets if we are unable to continue to manage and reduce our costs related to these engagements.

•	Contracting with the U.S. Federal government is inherently risky and exposes us to risks that may materially and adversely affect our business.

•	Our ability to attract, retain and motivate our managing directors and other key employees is critical to the success of our business. We continue to experience sustained, higher-than-industry average levels of voluntary turnover among our workforce, which has impacted our ability to grow our business.

•	Our contracts can be terminated by our clients with short notice, or our clients may cancel or delay projects.

•	If we are not able to keep up with rapid changes in technology or maintain strong relationships with software providers, our business could suffer.

•	Loss of our joint marketing relationships could reduce our revenue and growth prospects.

•	We are not likely to be able to significantly grow our business through mergers and acquisitions in the near term.

•	There will not be a consistent pattern in our financial results from quarter to quarter, which may result in increased volatility of our stock price.

•	Our performance may be negatively affected due to financial, regulatory and operational risks inherent in worldwide operations.

•	We may bear the risk of cost overruns relating to our services, thereby adversely affecting our performance.

•	We may face legal liabilities and damage to our professional reputation from claims made against our work.

•	Our services may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our $500.0 million Senior Secured Credit Facility dated as of May 2007, as amended and restated in June 2007 (the “2007 Credit Facility”) imposes a number of restrictions on the way in which we operate our business and may negatively affect our ability to finance future needs, or do so on favorable terms.

•	Our cash resources might not be sufficient to meet our expected cash needs over time. Beginning in early 2009, we will begin to become subject to significant scheduled payments under our 2007 Credit Facility and the 5.00% Senior Convertible Debentures.

•	The holders of our debentures have the right, at their option, to require us to purchase some or all of our debentures upon certain dates or upon the occurrence of certain designated events, which could have a material adverse effect on our liquidity.

•	We may be unable to obtain new surety bonds, letters of credit or bank guarantees in support of client engagements on acceptable terms.

•	Downgrades of our credit ratings may increase our borrowing costs and materially and adversely affect our business, financial condition or results of operation.

•	Our leverage may adversely affect our business and financial performance and may restrict our operating flexibility.

•	In 2004, we identified material weaknesses in our internal control over financial reporting, the remediation of which continues to place significant demands on our time and resources. As of December 31, 2007, certain material weaknesses remained. These remaining material weaknesses continue to cause us to rely on additional procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

•	If the price per share of our common stock remains below $1.00 for an extended period of time or shares of our common stock are otherwise delisted from the New York Stock Exchange (the “NYSE”), there could be a negative effect on our business. If we are delisted by the NYSE before we are able to be listed on another national stock exchange, payment of substantially all of our outstanding debentures would be accelerated and, by implication, an event of default would exist under our 2007 Credit Facility that could require repayment of all amounts outstanding under that facility. If this were to occur, there would be material adverse effects on our business, financial condition and results of operations.

•	There are significant limitations on the ability of any person or company to acquire the Company without the approval of our Board of Directors.
For a more detailed discussion of these factors, please refer to Item 1A, “Risk Factors,” included in our 2007 Form 10-K and in Part II, Item 1A in this Quarterly Report on Form 10-Q and in the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2008.

     Overview
     We strive to be recognized as a world leader in management and technology consulting, admired for our passion and respected for our ability to solve our clients’ most important challenges. We provide strategic consulting applications services, technology solutions and managed services to government organizations, Global 2000 companies and medium-sized businesses in the United States and internationally. In North America, we provide consulting services through our Public Services, Commercial Services and Financial Services industry groups in which we focus significant industry-specific knowledge and service offerings to our clients. Outside of North America, we are organized on a geographic basis, with operations in EMEA, the Asia Pacific region and Latin America.
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
     As economic uncertainties increase, clients’ interests in business and technology consulting historically have turned more to improving existing processes and reducing costs rather than investing in new innovations. Demand for our services, as evidenced by new contract bookings, does not uniformly follow changes in economic cycles. Consequently, we may experience rapid decreases in new contract bookings at the onset of significant economic downturns while the benefits of economic recovery may take longer to realize. The current economic realities have disparate impacts on our various industry groups and the sectors and geographies in which they operate. Mindful of this phenomenon and the potential for increasing economic uncertainty in 2008, our business plan for this year places significant emphasis on continuing our cost reduction and consolidation efforts, monitoring our utilization rates, and making conservative estimates of no revenue growth, or a slight revenue decline, in 2008. We believe that the historic resiliency of our Public Services business to economic downturns, combined with the level of new bookings obtained in 2007, should aid us in achieving our business goals for 2008. Nonetheless, most bookings are subject to cancellation on short notice and we may be unable to rapidly and effectively adjust our cost structure if we experience significant cancellations or deferrals of work.
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

•	Gross Margin (gross profit as a percentage of revenue). Gross margin is a meaningful tool for monitoring our ability to control our costs of service. Analysis of the various cost elements, including professional compensation expense, effects of foreign exchange rate changes and the use of subcontractors, as a percentage of revenue over time can provide additional information as to the key challenges we are facing in our business. The cost of subcontractors is generally more expensive than the cost of our own workforce and can negatively impact our gross profit. While the use of subcontractors can help us to win larger, more complex deals, and also may be mandated by our clients, we focus on limiting the use of subcontractors whenever possible in order to minimize our costs. We also utilize certain adjusted gross margin metrics in connection with the vesting and settlement of certain employee incentive awards. For a discussion of these metrics, see Item 11, “Executive Compensation — Compensation Discussion and Analysis,” included in our 2007 Form 10-K.

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
Three and Nine Months Ended September 30, 2008 Highlights
     A summary of our highlights for the three and nine months ended September 30, 2008 is presented below.
•	New contract bookings for the three months ended September 30, 2008 were $739.4 million, a decrease of $24.7 million, or 3.2%, from new contract bookings of $764.1 million for the three months ended September 30, 2007. In North America we set a new record for quarterly bookings in Public Services, while continuing to experience significant year-over-year bookings declines in Commercial Services and Financial Services for the fourth consecutive quarter. Internationally, bookings increased significantly in Latin America and to a lesser extent in EMEA, with favorable foreign exchange rates responsible for most of the U.S. dollar-denominated bookings growth in EMEA. Favorable foreign exchange rates also contributed significantly to soften notable bookings declines in Asia Pacific. New contract bookings for the nine months ended September 30, 2008 were $2,160.1 million, a decrease of $60.4 million, or 2.7%, from new contract bookings of $2,220.5 million for the nine months ended September 30, 2007. Declines in bookings in the nine months ended September 30, 2008 were most significant in Commercial Services and Financial Services and the combined declines in those segments and in Asia Pacific more than offset increases in Public Services, EMEA and Latin America. Favorable foreign exchange rates continued to positively affect U.S. dollar-denominated bookings growth in our international segments, while bookings stated in local currency in EMEA remained flat and decreased in Asia Pacific.

•	Our revenue for the three months ended September 30, 2008 was $801.0 million, a decrease of $60.9 million, or 7.1%, from revenue for the three months ended September 30, 2007 of $861.9 million. For the three month period, favorable foreign currency exchange rates were responsible for all of the revenue growth in EMEA and had positive impacts in Latin America and Asia Pacific. Our revenue for the nine months ended September 30, 2008 was $2,517.7 million, a decrease of $85.8 million, or 3.3%, from revenue for the nine months ended September 30, 2007 of $2,603.5 million. For the nine month period, favorable foreign currency exchange rates were responsible for most U.S. dollar-denominated bookings growth in EMEA and had a positive impact in Latin America and contributed significantly to soften notable revenue declines in Asia Pacific.

•	Our gross profit for the three months ended September 30, 2008 was $144.5 million, an increase of $11.9 million, or 8.9%, compared with gross profit for the three months ended September 30, 2007 of $132.6 million. Gross profit as a percentage of revenue increased to 18.0% during the three months ended September 30, 2008 from 15.4% during the three months ended September 30, 2007. This increase was primarily the result of a $72.8 million decrease in total cost of services (primarily attributable to a reduction in stock compensation expenses related to our PSU program and the reversal of accruals related to global tax equalization, both of which are discussed below) partially offset by the previously mentioned $60.9 million reduction in revenue. Our gross profit for the nine months ended September 30, 2008 was $506.7 million, an increase of $99.5 million, or 24.4%, compared with gross profit of $407.2 million for the nine months ended September 30, 2007. Gross profit as a percentage of revenue increased to 20.1% during the nine months ended September 30, 2008 from 15.6% during the nine months ended September 30, 2007. This increase was primarily the result of a $185.2 million decrease in total cost of services (primarily attributable to reductions in cash compensation expense, as well as the reduction in stock compensation expense related to our PSU program, and the reversal of accruals related to global tax equalization, both of which are discussed below) partially offset by the previously mentioned $85.8 million reduction in revenue.

•	Global tax equalization refers to our policy of estimating and recording expenses to ensure that our employees working on domestic long-term and foreign short-term assignments outside of their home tax jurisdiction will be subject to the same level of personal tax as their home tax jurisdiction. If the estimated tax equalization liability is determined to be greater or less than the amount due upon final settlement, the difference is recorded in the current period. During the second quarter of 2008, we reversed accruals of $22.9 million in connection with our global tax equalization policy, which resulted in our professional compensation expense being reduced by this amount. During the third quarter of 2008, we reversed accruals of $6.3 million of these liabilities and reduced reserves on employee receivables, which also resulted in our professional compensation expense being reduced by this amount.

•	Reductions in our stock compensation expense are attributable to a combination of reductions in the number of awards earned in a period and revised estimates related to future forfeitures. Accounting for our PSU program requires us to make significant judgments and estimates, including estimates of the expected forfeitures over the vesting period of the awards. Forfeitures may occur for various reasons; however, employee terminations and attrition are the primary causes of forfeitures. During the second quarter of 2008, we revised our forfeiture rate estimate based on actual historical forfeitures through June 30, 2008 and expected future forfeitures over the remainder of the vesting term of the PSU awards. This revised forfeiture rate resulted in an adjustment of approximately $21.4 million to reduce stock compensation expense during the second quarter of 2008. Of this adjustment, $13.6 million was recorded to professional compensation and $7.8 million was recorded to SG&A expenses. We continued to use this revised forfeiture rate in the third quarter of 2008 and such rate contributed significantly to the $6.9 million reduction in stock compensation expense associated with PSU awards. PSUs were not awarded ratably or uniformly across our business units. PSUs were predominantly awarded to our North American business units. Consequently, due to the recent increases in planned and unplanned attrition in the Financial Services and Commercial Services business units, as discussed below, the majority of the adjustment, which was recognized in professional compensation was recorded in these two business units while there has been little or no impact on our EMEA or Asia Pacific business units.

•	We incurred SG&A expenses of $139.9 million in the third quarter of 2008, representing a decrease of $20.4 million, or 12.7%, over SG&A expenses of $160.3 million in the third quarter of 2007. We incurred SG&A expenses of $423.5 million in the nine months ended September 30, 2008, representing a decrease of $88.8 million, or 17.3%, from SG&A expenses of $512.3 million in the nine months ended September 30, 2007. The decrease in SG&A expense for the three and nine months ended September 30, 2008 was primarily due to reduced subcontracted labor and other costs related to the closing of our financial statements slightly offset by increases in expenses associated with pursuing various strategic alternatives involving the potential sale of some or all of the Company’s assets.

•	Operating income for the three months ended September 30, 2008 was $4.6 million, an increase of $32.3 million, or 116.5%, compared with operating loss for the three months ended September 30, 2007 of $27.7 million. Our operating income for the nine months ended September 30, 2008 was $83.2 million, an increase of $188.2 million, or 179.2%, compared with operating loss of $105.1 million for the nine months ended September 30, 2007. The significant increases in operating income in both the three and nine month periods were driven by the significant increases in gross profit and significant decreases in SG&A expenses during those periods. As previously noted, however, revised accounting estimates and accrual reversals factor significantly in these gross profit improvements.

•	Our income tax expense decreased by $16.1 million and increased by $17.1 million for the three and nine months ended September 30, 2008, respectively, as compared to the three and nine months ended September 30, 2007. The decrease in income taxes during the third quarter of 2008 includes the effect of a discrete tax benefit of $11.2 million, which includes approximately $5.6 million related to the release of valuation allowances recorded on certain foreign deferred tax assets and an adjustment to a tax refund receivable of approximately $5.6 million relating to the filing of amended tax returns in the United States. The increase in our tax expense for the nine months ended September 30, 2008 is due largely to a number of our foreign subsidiaries which generated significant levels of taxable income in these foreign jurisdictions. Historically, we have not fully allocated our corporate-level expenses to local country operations. Consequently, our tax expense is increasing as increasing foreign source income is not being reduced by corporate-level expenses being borne by the Company, which are not being allocated to foreign jurisdictions. Additionally, included in our tax expense during the second quarter of 2008, we recognized $18.9 million of expense as a result of the loss of certain loss carry-forwards and the realization of capital gains in connection with a foreign corporate entity restructuring conducted during this three month period.

•	During the third quarter of 2008, we realized a net loss of $30.5 million, or a loss of $0.14 per share, representing an improvement of $37.5 million over the net loss of $68.0 million, or a loss of $0.32 per share, during the third quarter of 2007. This improvement was primarily attributable to:
•	an increase in gross profit of $11.9 million;

•	a decrease of $20.4 million in SG&A expenses;

•	a decrease in tax expense of $16.1 million; and

•	partially offset by a $11.5 million increase in other expense primarily related to unrealized foreign exchange losses on our short term intercompany transactions.
•	During the nine months ended September 30, 2008, we realized a net loss of $35.2 million, or a loss of $0.16 per share, representing an improvement of $158.5 million over the net loss of $193.7 million, or a loss of $0.90 per share, during the nine months ended September 30, 2007. This improvement in net loss was primarily attributable to:
•	an increase in gross profit of $99.5 million; and

•	a decrease of $88.8 million in SG&A expenses.
These improvements were partially offset by:
•	a net increase in interest expense of $3.7 million (net of interest income and foreign currency gains/losses); and

•	an increase in income tax expense of $17.1 million, as discussed previously.
•	Our Financial Services business unit ended 2007 overstaffed for the business downturn that has occurred within the industry in 2008. Our portfolio of business is over-weighted in those areas of the financial services industry most impacted by recent financial losses and write-downs. We have a limited number of multi-year outsourcing engagements. Having devoted significant efforts in the first quarter of 2008 to reducing headcount and stabilizing our business model, we are now turning to aggressively rebalancing the weighting of our portfolio and market offerings to provide the greatest opportunity for a return to profitability. In the first nine months of 2008, the business unit’s gross profit margin showed significant improvements as compared to the first nine months of 2007; however, these improvements were primarily the result of adjustments recorded in the second quarter of 2008 for the reversal of accruals for global tax equalization expense and stock based compensation, as discussed above. We are seeing some signs that our strategy may be producing improved profitability of our work as evidenced in the third quarter of 2008 as compared to the third quarter of 2007, and when comparing the third quarter of 2008 to the second quarter of 2008, after adjusting for the above mentioned expense reversals. Though significant improvements have been made in the profitability of our Financial Services business unit, it has not yet reached the level of profitability required to be able to fund the portion of total SG&A and other overhead expenses attributable to its operations, and we do not expect to reach this level by the end of 2008. Among our clients, our Financial Services clients tend to be most sensitive to negative perceptions around our financial stability and our ability to properly staff our engagements. The negative perceptions have affected our ability to achieve our goals.

•	Our Commercial Services business unit is continuing to position itself for profitability through its stated strategy of promoting more focused market offerings to more specifically targeted clients. While we have made significant progress in implementing this strategy in the first nine months of 2008, that progress has been obscured as higher than expected contract fee adjustments have hindered our ability to achieve our goal of significantly improving our net rates per hour earned for our services. We have also devoted a significant amount of time to managing both planned and unplanned attrition, as we optimize our service delivery model and respond to some clients’ concerns that perceptions regarding our financial stability and attrition will cause us to be unable to maintain appropriate staffing of our engagements. In the first nine months of 2008, the business unit’s gross margin was relatively flat as compared to the first nine months of 2007; however, the gross profit margin in the first nine months of 2008 was positively impacted by adjustments recorded for the reversal of accruals for global tax equalization expense and stock based compensation, as discussed above. While the quantity of our new contract signings continues to decline, we are seeing some signs that our strategy may be producing improved profitability as evidenced in our gross profit margin in the third quarter of 2008 compared to the gross profit margin in the second quarter of 2008, after adjusting for the above mentioned expense reversals. We believe that our workforce is now more appropriately aligned with our execution strategy and we are placing increasing emphasis on the utilization of our lower-cost, global delivery centers, so as to further reduce our cost of services. To continue to successfully execute on our strategy we must be able to address perceptions about our financial stability and our clients’ increasing concerns regarding our ability to properly staff our projects.

•	Utilization for the three months ended September 30, 2008 was 79.1%, an increase of 60 basis points from the three months ended September 30, 2007. Utilization for the nine months ended September 30, 2008 was 78.8%, an increase of 160 basis points over the nine months ended September 30, 2007.

•	As of September 30, 2008, our DSOs stood at 78 days, representing a decrease of 11 days, or 12.4%, from our DSOs at September 30, 2007. Nonetheless, in line with the historical patterns of our business, DSOs as of September 30, 2008 were higher than DSOs as of December 31, 2007 by 1 day, and lower than DSO’s as of June 30, 2008 by 9 days.

•	Free cash flow for the nine months ended September 30, 2008 and 2007 was ($132.5) million and ($253.8) million, respectively. Net cash used in operating activities in the nine months ended September 30, 2008 and 2007 was ($100.6) million and ($222.0) million, respectively. Purchases of property and equipment in the nine months ended September 30, 2008 and 2007 were $32.0 million and $31.8 million, respectively. The change in free cash flow for the nine month period was primarily attributable to a decrease in net loss for the period, improved collection of outstanding receivables, and lower bonus and insurance payments, offset by higher tax and severance payments.

Significant uses of cash in operating activities in the first nine months of 2008 were attributed to the payment of taxes (net of refunds) for certain of our profitable operating entities of $58.0 million and severance payments related to managed reductions in our workforce of approximately $11.0 million, partially offset by an unfavorable impact of $3.2 million due to the weakening of foreign currencies against the U.S. dollar. For a more detailed discussion of our cash and cash equivalents, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.

•	As of September 30, 2008, we had approximately 15,700 full-time employees, including approximately 13,100 consulting professionals. This represented a decrease in billable headcount of approximately 9.0% from our headcount as of December 31, 2007.

•	Our voluntary, annualized attrition rate for the third quarter of 2008 was 25.4%, compared to 26.6% for the third quarter of 2007. The highly competitive industry in which we operate and our financial position continues to make it particularly critical and challenging for us to attract and retain experienced personnel.
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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Revenue. Our revenue for the third quarter of 2008 was $801.0 million, a decrease of $60.9 million, or 7.1%, from revenue of $861.9 million for the third quarter of 2007. The following tables present certain revenue information and performance metrics for each of our reportable segments for the third quarters of 2008 and 2007. Amounts are in thousands, except percentages.

				Percent	Percent
	Three Months Ended			Increase	Increase
	September 30,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Revenue
Public Services	$354,654	$362,893	$(8,239)	(2.3%)	(2.3%)
Commercial Services	92,329	131,383	(39,054)	(29.7%)	(29.7%)
Financial Services	48,428	66,412	(17,984)	(27.1%)	(27.1%)
EMEA	199,914	184,318	15,596	8.5%	(0.3%)
Asia Pacific	76,711	94,081	(17,370)	(18.5%)	(23.8%)
Latin America	28,593	22,240	6,353	28.6%	16.8%
Corporate/Other	358	570	(212)	(37.2%)	n/m

Total	$800,987	$861,897	$(60,910)	(7.1%)	(9.8%)

n/m = not meaningful
•	Public Services revenue decreased in the third quarter of 2008 primarily due to revenue decreases in the Emerging Markets, SLED and Healthcare sectors, offset by increases in the Civilian and Defense sectors. The decrease in the Emerging Markets sector was due to delays in funding and a decline in the Middle East region. The decrease in the SLED sector was primarily driven by reductions in revenue due to performance issues on certain contracts. The increases in the Civilian and Defense sectors were due primarily to an increased demand for our services.

•	Commercial Services revenue decreased significantly in the third quarter of 2008 due to revenue decreases across all sectors. Revenue decreases were attributable to a combination of reduced demand for our services and reductions in the effective rates charged for our services.

•	Financial Services revenue decreased significantly in the third quarter of 2008 due primarily to significant decreases in the Banking sector. Revenue decreases were attributable to lower levels of contract signings since the fourth quarter of 2007, which, in turn, were due to reduced demand for our services as many clients deferred new initiatives in the wake of the crisis in the financial markets and became increasingly sensitive to negative perceptions regarding our financial stability. These revenue declines were only slightly offset by increased revenue in the Insurance sector driven by additional efforts on a small number of large client engagements.

•	EMEA revenue increased in the third quarter of 2008 primarily as a result of the favorable impact of the strengthening of foreign currencies, specifically the Euro, against the U.S. dollar, as well as meaningful revenue growth in Germany and France. Partially offsetting these increases were decreases in the United Kingdom, Spain, and Sweden. The significant increase in revenues in Germany and France resulted from both increased billing rates and increased demand for our services. Revenues in Spain continue to decline as a result of our strategic decision to reduce our activities in this country. The revenues in the United Kingdom and Sweden declined due to the loss of key personnel in the early part of 2008 in these countries.

•	Asia Pacific revenue decreased in the third quarter of 2008 due primarily to significant revenue decreases in Australia and New Zealand, and, to a lesser extent, Japan. The revenue declines were partially offset by the favorable impact of the strengthening of foreign currencies against the U.S. dollar, particularly the Japanese yen. Revenue declines in Australia were primarily related to losses of key employees, including managing directors, which resulted in a significant reduction in the volume of our Australian business. In addition, our decision to reduce our presence in New Zealand in late 2007 has resulted in a significant decline in revenue. In Japan, revenue declines were due, in part, to a lower volume of work related to projects involving compliance with Japan’s Financial Instruments and Exchange Law (“J-SOX”), which companies were required to comply with as early as April 2008. We have historically utilized a higher number of sub-contractors to supplement our work on J-SOX engagements, and, as these engagements have declined, we have shifted our focus to engagements that utilize a higher number of our employees, which has resulted in overall lower revenue.

•	Latin America revenue increased in the third quarter of 2008 primarily as a result of revenue increases in Costa Rica and Brazil, as well as the favorable impact of the strengthening of the Brazilian Real against the U.S. dollar, partially offset by revenue declines in Mexico.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the third quarter of 2008, although our revenue decreased $60.9 million, total costs of service decreased $72.8 million when compared to the third quarter of 2007, resulting in an increase in gross profit of $11.9 million, or 8.9%. Gross profit as a percentage of revenue increased to 18.0% for the third quarter of 2008 from 15.4% for the third quarter of 2007. The change in gross profit for the third quarter of 2008 compared to the third quarter of 2007 resulted primarily from the following:
•	Professional compensation expense as a percentage of revenue increased to 52.1% for the third quarter of 2008, compared to 51.1% for the third quarter of 2007. We experienced a net decrease in professional compensation expense of $23.2 million, or 5.3%, to $417.4 million for the third quarter of 2008 over $440.7 million for the third quarter of 2007. This decrease in professional compensation expense over the third quarter of 2007 was primarily due to reductions in stock based compensation expense of $11.4 million primarily attributable to a higher rate of forfeitures applied to the current period and to a lesser extent, a lower number of awards earned during the quarter, a reversal of $6.3 million associated with global tax equalization expense and reductions in salaries due to lower headcount.

•	Other direct contract expenses decreased as a percentage of revenue to 21.4% for the third quarter of 2008, compared to 23.6% for the third quarter of 2007. We experienced a net decrease in other direct contract expenses of $31.4 million, or 15.5%, to $171.6 million for the third quarter of 2008 from $203.0 million for the third quarter of 2007, primarily as a result of lower use of subcontractors as we continue to realign our staffing to increase profitability.

•	Other costs of service as a percentage of revenue decreased to 8.3% for the third quarter of 2008 from 9.5% for the third quarter of 2007. We experienced a net decrease in other costs of service of $15.6 million, or 19.1%, to $66.1 million for the third quarter of 2008 from $81.8 million for the third quarter of 2007, primarily due to declines in recruiting and occupancy expenses, and an asset impairment charge recorded in the third quarter of 2007.

•	During the third quarter of 2008 and 2007, we recorded, within the Corporate/Other operating segment, restructuring charges of $1.4 million and $3.9 million, respectively, related to lease, facilities and other exit activities. These charges relate primarily to adjustments to the fair value of future lease obligations associated with office space, which we will no longer be using within the EMEA and North America regions. The restructuring charge for the three months ended September 30, 2007 represents a net reduction of accruals, primarily attributable to the change in sublease income assumptions associated with certain vacated leased facilities.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the third quarters of 2008 and 2007. Amounts are in thousands, except percentages.

				Percent	Percent
	Three Months Ended			Increase	Increase
	September 30,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Gross Profit
Public Services	$68,468	$73,283	$(4,815)	(6.6%)	(6.6%)
Commercial Services	15,148	27,235	(12,087)	(44.4%)	(44.4%)
Financial Services	10,502	12,873	(2,371)	(18.4%)	(18.4%)
EMEA	45,874	31,044	14,830	47.8%	35.3%
Asia Pacific	21,835	24,064	(2,229)	(9.3%)	(15.6%)
Latin America	6,166	(1,916)	8,082	421.8%	398.2%
Corporate/Other	(23,515)	(33,963)	10,448	30.8%	n/m

Total	$144,478	$132,620	$11,858	8.9%	5.0%

	Three Months Ended
	September 30,
	2008	2007
Gross Profit as a % of revenue
Public Services	19.3%	20.2%
Commercial Services	16.4%	20.7%
Financial Services	21.7%	19.4%
EMEA	22.9%	16.8%
Asia Pacific	28.5%	25.6%
Latin America	21.6%	(8.6%)
Corporate/Other	n/m	n/m
Total	18.0%	15.4%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit decreased in the third quarter of 2008 due primarily to decreases in revenue, particularly in our SLED and Emerging Markets sectors, and increases in professional compensation. The increase in professional compensation is primarily attributable to costs associated with two loss contracts in our SLED sector.

•	Commercial Services gross profit decreased in the third quarter of 2008 as significant revenue declines were only partially offset by significant reductions in professional compensation. The reduction in professional compensation was primarily due to actions taken in 2007, and early 2008, to align our staffing levels to business demands.

•	Financial Services gross profit decreased in the third quarter of 2008 as significant revenue decreases were mostly offset by significant decreases in professional compensation. The reduction in professional compensation was due primarily to the effects of continuing headcount reductions.

•	EMEA gross profit increased in the third quarter of 2008 due to higher profitability in Germany, a decline in other costs of service, as well as the favorable impact of the strengthening of foreign currencies, specifically the Euro, against the U.S. dollar. The decline in other costs of service was driven primarily by an asset impairment recorded in the third quarter of 2007 as well as cost cutting measures taken in 2008.

•	Asia Pacific gross profit decreased in the third quarter of 2008 due primarily to a decline in revenue partially offset by declines in other direct contract expenses and professional compensation expense. The contractions in our Australian and New Zealand businesses were the primary contributors to lower professional compensation costs while reductions in our J-SOX work in Japan contributed to the decline in our other direct contract expenses.

•	Latin America gross profit increased in the third quarter of 2008 due primarily to increases in revenue as well as reductions in professional compensation.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which decreased in the third quarter of 2008 primarily due to lower expense adjustments to lease and facilities restructuring charges, as discussed above.
     Selling, General and Administrative Expenses. We incurred SG&A expenses of $139.9 million in the three months ended September 30, 2008, representing a decrease of $20.4 million, or 12.7%, from SG&A expenses of $160.3 million in the three months ended September 30, 2007. SG&A expenses as a percentage of revenue decreased to 17.5% in the three months ended September 30, 2008 from 18.6% in the three months ended September 30, 2007. The decrease was primarily due to declines in the use of external service providers to assist us in the closing of our financial statements and partially offset by increases in expenses associated with our pursuit of strategic alternatives as discussed below.
     Interest Income. Interest income was $2.1 million and $3.1 million in the three months ended September 30, 2008 and 2007, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The decrease in interest income was due to declines in the market rates and lower average cash balances.

     Interest Expense. Interest expense was $15.9 million and $17.5 million in the three months ended September 30, 2008 and 2007, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The decrease in interest expense was due to lower rates incurred on our 2007 Credit Facility which was entered into in May 2007, as amended and restated in June 2007.
     Other Expense, net. Other expense, net was $16.9 million and $5.4 million in the three months ended September 30, 2008 and 2007, respectively. The increase in other expense was largely driven by foreign exchange losses recognized primarily on short term intercompany borrowings, which are denominated in foreign currency. These losses were largely unrealized and driven by fluctuations in currency exchange rates.
     Income Tax Expense. We incurred income tax expense of $4.4 million and $20.5 million in the three months ended September 30, 2008 and 2007, respectively. The decrease in income taxes is primarily attributable to a decrease in valuation allowances related to certain foreign tax assets and additional tax refunds receivable identified in the quarter.
     Net Loss. For the three months ended September 30, 2008, we realized a net loss of $30.5 million, or a loss of $0.14 per share compared to a net loss of $68.0 million, or a loss of $0.32 per share for the three months ended September 30, 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Revenue. Our revenue for the nine months ended September 30, 2008 was $2,517.7 million, a decrease of $85.8 million, or 3.3%, over revenue of $2,603.5 million for the nine months ended September 30, 2007. The following tables present certain revenue information and performance metrics for each of our reportable segments for the nine months ended September 30, 2008 and 2007. Amounts are in thousands, except percentages.

				Percent	Percent
	Nine Months Ended			Increase	Increase
	September 30,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Revenue
Public Services	$1,075,929	$1,084,080	$(8,151)	(0.8%)	(0.8%)
Commercial Services	311,183	401,638	(90,455)	(22.5%)	(22.5%)
Financial Services	144,681	209,378	(64,697)	(30.9%)	(30.9%)
EMEA	647,328	570,111	77,217	13.5%	0.9%
Asia Pacific	252,656	267,161	(14,505)	(5.4%)	(14.4%)
Latin America	85,145	67,787	17,358	25.6%	11.4%
Corporate/Other	809	3,340	(2,531)	(75.8%)	n/m

Total	$2,517,731	$2,603,495	$(85,764)	(3.3%)	(7.5%)

n/m = not meaningful
•	Public Services revenue for the nine months ended September 30, 2008 decreased due to declines in the Healthcare and SLED sectors, offset by increases in the Defense, Civilian and Emerging Markets sectors. The declines in the Healthcare and SLED sectors were primarily due to a reduced demand for services combined with reductions in revenue due to performance issues on certain SLED contracts. Revenue growth in the Civilian sector was due to increased activity with existing clients as well as increases in billing rates for our services. Revenue growth in the Emerging Markets sector was due to an increase in services provided to our clients, primarily through the use of subcontractors. Revenue growth in the Defense sector was due to increased demand for our services and the recognition of $7.7 million in revenue during the first quarter of 2008 relating to work performed in earlier periods for which contract contingencies were resolved in the current period.

•	Commercial Services revenue decreased significantly during the nine months ended September 30, 2008 due to declines in all sectors. Revenue decreases were attributable to reduced demand for our services and reductions in the effective rates charged for our services.

•	Financial Services revenue decreased significantly during the nine months ended September 30, 2008 due to revenue decreases in the Banking, Services and Global Markets sectors. Revenue decreases were attributable, in part, to lower levels of contract signings since the fourth quarter of 2007. These decreases were due to a combination of factors, including our devoting significant efforts during the first quarter of this year to reducing headcount and stabilizing our business model and reduced demand for our services, as many clients deferred new initiatives in the wake of the crisis in the financial markets and became increasingly sensitive to negative perceptions regarding our financial stability. These revenue declines were only slightly offset by increased revenue in the Insurance sector driven by additional efforts on a small number of large client engagements.

•	EMEA revenue increased during the nine months ended September 30, 2008 primarily as a result of the favorable impact of the strengthening of foreign currencies, specifically the Euro, against the U.S. dollar. The currency impact further enhanced meaningful revenue growth in Germany and France, and partially offset the effects of revenue decreases in the United Kingdom, Spain, Sweden and Norway. The increase in revenues in Germany and France resulted from both increased billing rates and increased demand for our services. Revenues in Spain continue to decline as a result of our strategic decision to reduce our activities in this country. The revenues in the United Kingdom, Sweden and Norway declined due to the loss of key personnel in the early part of 2008 in these countries.

•	Asia Pacific revenue decreased during the nine months ended September 30, 2008 primarily as a result of declines in Australia and New Zealand, and, to a significantly lesser extent, Japan. The revenue declines were partially offset by the favorable impact of the strengthening of foreign currencies against the U.S. dollar, particularly the Japanese yen. In Australia, we experienced significant attrition and lost a number of key employees, including managing directors in early 2008, which led to a substantial reduction in our business and lower revenues in the nine months ended September 30, 2008. In addition, our decision to reduce our presence in New Zealand in late 2007 resulted in significantly less revenue year to date. A decline in revenue in Japan, due in part to the impact of fewer projects related to J-SOX, also contributed to the overall decline in revenue.

•	Latin America revenue increased during the nine months ended September 30, 2008 primarily as a result of revenue increases in Costa Rica and Brazil, as well as the favorable impact of the strengthening of the Brazilian Real against the U.S. dollar, partially offset by revenue declines in Mexico.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During the nine months ended September 30, 2008, although our revenue decreased $85.8 million, total costs of service decreased $185.2 million when compared to the nine months ended September 30, 2007, resulting in a net increase in gross profit of $99.5 million, or 24.4%. Gross profit as a percentage of revenue increased to 20.1% for the nine months ended September 30, 2008 from 15.6% for the nine months ended September 30, 2007. The change in gross profit for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 resulted primarily from the following:
•	Professional compensation expense as a percentage of revenue decreased to 51.1% for the nine months ended September 30, 2008, compared to 53.3% for the nine months ended September 30, 2007. We experienced a net decrease in professional compensation expense of $100.7 million, or 7.3%, to $1,285.9 million for the nine months ended September 30, 2008 from $1,386.6 million for the nine months ended September 30, 2007. The decrease in professional compensation expense over the first nine months of 2007 was primarily due to reductions in salaries and fringe expenses of $34.7 million and stock based compensation expense of $27.6 million as well as the reversal of accruals associated with global tax equalization expense of $29.2 million, and declines in bonuses of approximately $17.0 million. The decline in stock based compensation was primarily driven by the revision of our forfeiture rate applied to PSUs in the second quarter of 2008.

•	Other direct contract expenses as a percentage of revenue decreased to 20.8% for the nine months ended September 30, 2008 compared to 22.6% for the nine months ended September 30, 2007. We experienced a net decrease in other direct contract expenses of $65.8 million, or 11.2%, to $522.6 million for the nine months ended September 30, 2008 from $588.4 million for the nine months ended September 30, 2007. The decrease was driven primarily by declines in subcontractor expense and reimbursable travel expenses.

•	Other costs of service as a percentage of revenue decreased to 8.3% for the nine months ended September 30, 2008 from 8.5% for the nine months ended September 30, 2007. We experienced a net decrease in other costs of service of $12.1 million, or 5.5%, to $208.9 million for the nine months ended September 30, 2008 from $221.0 million for the nine months ended September 30, 2007. The decrease was primarily due to declines in recruiting expenses and real estate related expenses, offset by increases in costs associated with practice support.

•	During the nine months ended September 30, 2008, we recorded, within the Corporate/Other operating segment, a restructuring credit of $6.3 million related to lease, facilities and other exit activities, compared with a $0.3 million charge during the nine months ended September 30, 2007. These credits related primarily to the reduction of the fair value of future lease obligations associated with office space that we will no longer be using, primarily within the EMEA and North America regions. The restructuring charge for the nine months ended September 30, 2007 represents a net increase in lease restructuring accruals, due to changes in sublease income assumptions associated with vacated leased facilities.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for the nine months ended September 30, 2008 and 2007. Amounts are in thousands, except percentages.

				Percent	Percent
	Nine Months Ended			Increase	Increase
	September 30,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Gross Profit
Public Services	$248,062	$219,505	$28,557	13.0%	13.0%
Commercial Services	59,486	78,309	(18,823)	(24.0%)	(24.0%)
Financial Services	31,394	32,667	(1,273)	(3.9%)	(3.9%)
EMEA	142,390	113,191	29,199	25.8%	11.4%
Asia Pacific	66,349	61,015	5,334	8.7%	(1.5%)
Latin America	15,923	(4,127)	20,050	485.8%	445.2%
Corporate/Other	(56,926)	(93,349)	36,423	39.0%	n/m

Total	$506,678	$407,211	$99,467	24.4%	18.6%

	Nine Months Ended
	September 30,
	2008	2007
Gross Profit as a % of revenue
Public Services	23.1%	20.2%
Commercial Services	19.1%	19.5%
Financial Services	21.7%	15.6%
EMEA	22.0%	19.9%
Asia Pacific	26.3%	22.8%
Latin America	18.7%	(6.1%)
Corporate/Other	n/m	n/m
Total	20.1%	15.6%

n/m = not meaningful
Changes in gross profit by segment were as follows:
•	Public Services gross profit increased in the nine months ended September 30, 2008 primarily due to improved results in the Defense and Civilian sectors. Gross profit improvements were also attributable to the significant decrease in subcontractor expenses, reversal of costs associated with global tax equalization, a decrease in stock compensation expense, and the recognition of $7.7 million in revenue during the first quarter of 2008 relating to work performed in earlier periods for which contract contingencies were resolved in the current period.

•	Commercial Services gross profit decreased in the nine months ended September 30, 2008. The impact of significant revenue declines in most sectors was offset in part by significant reductions in professional compensation, and, to a lesser extent, reductions in other direct contract expenses. The reduction in professional compensation was due to the effects of continuing headcount reductions, including reductions among additional internal personnel allocated to this segment, the second quarter reversal of costs associated with global tax equalization, and, to a lesser extent, reductions in stock based compensation.

•	Financial Services gross profit decreased in the nine months ended September 30, 2008 as the impact of significant revenue decreases were largely offset by significant decreases in professional compensation, and, to a lesser extent, reductions in other direct contract expenses. The reduction in professional compensation was due primarily to the effects of continuing headcount reductions, second quarter 2008 reductions in stock based compensation, and, to a lesser extent, accrual reversals for costs associated with global tax equalization.

•	EMEA gross profit increased in the nine months ended September 30, 2008 due to the favorable impact of the strengthening of the Euro against the U.S. dollar, as well as increased profitability, primarily in Germany, as well as a decline in other costs of services, which were driven primarily by an asset impairment recorded in the third quarter of 2007.

•	Asia Pacific gross profit increased in the nine months ended September 30, 2008 due primarily to the favorable impact of the strengthening of foreign currencies against the U.S. dollar, particularly the Japanese yen. Significant declines in revenue, particularly in Australia and New Zealand, were substantially offset by lower professional compensation and other direct contract expenses. This was due to the lower volume of work in Australia and New Zealand, lower use of sub-contracted labor in Japan and a reduction in cost accruals related to loss contracts.

•	Latin America gross profit increased in the nine months ended September 30, 2008 due to increases in revenue as well as reductions in professional compensation.

•	Corporate/Other consists primarily of rent expense and other facilities related charges, which decreased in the nine months ended September 30, 2008 primarily due to lower facilities costs as a result of restructuring actions taken in 2007. Additionally we recorded a larger credit during the nine months ended September 30, 2008 for lease and facilities restructuring charges discussed above, when compared with the nine months ended September 30, 2007.
     Selling, General and Administrative Expenses. We incurred SG&A expenses of $423.5 million in the nine months ended September 30, 2008, a decrease of $88.8 million, or 17.3%, from SG&A expenses of $512.3 million in the nine months ended September 30, 2007. SG&A expenses as a percentage of gross revenue decreased to 16.8% in the nine months ended September 30, 2008 from 19.7% in the nine months ended September 30, 2007. The decrease was primarily due to declines in the use of labor related to the closing of our financial statements, reductions in stock based compensation expense as discussed above, and reductions in marketing expenses associated with a single large campaign. The decreases were partially offset by increases in expenses associated with our pursuit of strategic alternatives as discussed below.
     Interest Income. Interest income was $6.6 million and $7.5 million in the nine months ended September 30, 2008 and 2007, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The decrease in interest income was due to lower average cash balances in the nine months ended September 30, 2008, as well as declines in market rates on those investments during the three months ended September 30, 2008.
     Interest Expense. Interest expense was $47.9 million and $44.2 million in the nine months ended September 30, 2008 and 2007, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts. The increase in interest expense was due to the 2007 Credit Facility which was entered into in May 2007, as amended and restated in June 2007, resulting in a full nine months of interest expense recognized in the nine months ended September 30, 2008, compared to only six months for the same period in 2007.
     Other Expense, net. Other expense, net was $13.8 million and $5.7 million in the nine months ended September 30, 2008 and 2007, respectively. The activity in each period primarily consist of unrealized foreign currency exchange losses on our short term intercompany borrowings denominated in currencies other than the U.S. dollar.
     Income Tax Expense. We incurred income tax expense of $63.3 million and $46.2 million in the nine months ended September 30, 2008 and 2007, respectively. The increase in income tax expense is primarily related to $18.9 million incurred in connection with our foreign corporate entity restructuring conducted during the second quarter of 2008.  Partially offsetting this increase were decreases in valuation allowances related to certain foreign tax assets and additional tax refunds receivable identified during the third quarter of 2008.
     Net Loss. For the nine months ended September 30, 2008, we realized a net loss of $35.2 million, or a loss of $0.16 per share compared to a net loss of $193.7 million, or a loss of $0.90 per share for the nine months ended September 30, 2007.

Liquidity and Capital Resources
     The following table summarizes the cash flow statements for the nine months ended September 30, 2008 and 2007 (amounts are in thousands):

	Nine Months Ended September 30,
			2007 to 2008
	2008	2007	Change
Net cash provided by (used in):
Operating activities	$(100,557)	$(221,951)	$121,394
Investing activities	(33,233)	(31,848)	(1,385)
Financing activities	205	282,156	(281,951)
Effect of exchange rate changes on cash and cash equivalents	(3,182)	10,203	(13,385)

Net (decrease) increase in cash and cash equivalents	$(136,767)	$38,560	$(175,327)

     Operating Activities. Net cash used in operating activities during the nine months ended September 30, 2008 declined by $121.4 million as compared to the nine months ended September 30, 2007. This improvement was primarily attributable to an increase in operating income of $188.2 million during the nine months ended September 30, 2008 and lower bonus payments, offset by higher payments of taxes (net of refunds) for certain of our profitable operating entities and severance payments.
     Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2008 increased by $1.4 million from the nine months ended September 30, 2007 due primarily to an increase in restricted cash.
     Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2008 decreased by $282.0 million from the nine months ended September 30, 2007 due to the $284.0 million of cash generated from the completion of the 2007 Credit Facility in June of 2007.
     During the nine months ended September 30, 2008, foreign exchange rates have shifted, particularly with the recent strengthening of the U.S. dollar. The net effect of the strengthening U.S. dollar has negatively affected our cash and cash equivalents year-to-date, as evidenced by the 2007 to 2008 change. Should the U.S. dollar continue to strengthen, we will experience further reductions in cash and cash equivalents with respect to the cash and cash equivalents generated by our non-U.S. operations.
Additional Cash Flow Information
     At September 30, 2008, we had cash and cash equivalents of $330.0 million compared with cash and cash equivalents of $428.1 million at September 30, 2007. Our cash and cash equivalents for 2007 were significantly affected by the receipt of $284.0 million in net proceeds from the completion of our 2007 Credit Facility in June, 2007. We were able to reduce cash used in operation by $121.4 million in the first nine months of fiscal 2008. Notwithstanding these operational improvements, as in past years, in 2008, we have used significantly more cash in our operations in the first half of the year. Historically, we have paid certain annual payment obligations in the first half of the year, such as certain bonuses, insurance premiums and taxes for our profitable operating entities. While we again made significant payments of these amounts in the first half of 2008, it is now likely that we will also continue to make significant payments of these amounts throughout the remainder of 2008. There are various reasons for the amounts of these payments continuing at higher than historical averages in the second half of the year. We paid approximately $22.2 million of accrued bonuses in the third quarter, one quarter later than when these amounts have traditionally been paid. We also recently made a decision that will result in paying certain annual insurance premiums on a semi-annual basis. As a result, we now expect to make additional insurance premium payments in December, 2008. Also, as certain of our profitable foreign subsidiaries have fully utilized previously existing net operating loss carryforwards, our cash tax payments have begun to increase in 2008 in these countries and may increase further if profitability in these countries continues to increase.

     As evidenced by the following table, we have produced year over year improvements in our DSOs for each quarter of this fiscal year.

	2008	2007
First quarter	85	91
Second quarter	87	95
Third quarter	78	89
Fourth quarter	N/A	77
While significant, the combination of these year to date DSO improvements were offset by significant payments made in the first nine months of 2008, which resulted in a net decrease in cash and cash equivalents of $136.8 million for the first nine months of 2008.
     We are not likely to achieve our previously forecasted internal estimates for cash sources and uses for 2008. While we continue to expect significant improvement in our DSOs for the remainder of 2008 and make progress toward reversing our historical experience of rising DSOs in the first six months of 2009, these improvements alone likely will not be sufficient to generate adequate cash to operate our business and service our debt obligations throughout 2009. Consequently, we are initiating a number of additional operational and alternative strategies to attempt to maximize our cash and cash equivalents over the near term. In the fourth quarter of 2008 we will try to accelerate efforts to exit countries and business segments that are not profitable and reduce the costs associated with those lines of business. If necessary and in order to conserve cash, we are also contemplating deferring the transition to our new North American financial system later in 2009 to help avoid incurring any higher-than-expected transition costs or risk cash shortfalls that might arise from our inability to timely invoice and collect for all work performed during the first quarter of 2009. It is increasingly likely that we will need to execute on one or more of the alternative strategies, as described below, to be able to obtain adequate cash to operate our business and service our debt obligations, including up to $200.0 million of our 5.00% Senior Convertible Debentures that can be put to us for payment on April 15, 2009. However, we can give no assurance we can successfully execute any of these strategies and our ability to do so could be significantly impacted by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions in our various bank financing and indenture agreements.
Update on Analysis of Alternative Strategies
     As previously reported, we continue to conduct a detailed analysis of our current capital structure with our financial advisors, Greenhill & Co., LLC (“Greenhill”), to explore ways to improve our capital structure and liquidity.
     In early January 2008, we asked Greenhill to assist us in developing plans and advising us with respect to reducing or restructuring our outstanding indebtedness through various strategic and business alternatives for the Company, including a merger or sale of the Company as a whole, a sale of all or substantially all of the assets of the Company or the sale by the Company of any of its six principal business units.
     The recent and sudden downturns in global financial and credit markets have created significant additional challenges to completing one or more sales by causing interested parties to withdraw from the process, submit offers at prices that do not achieve our financial objectives and/or place new financing conditions on any transaction. The process continues to generate additional interest from potential strategic and financial buyers, including several that have previously expressed interest in the Company or certain of its businesses. Discussions and due diligence are continuing. We hope these discussions can be completed in the near future and an agreement reached that would generate net cash proceeds sufficient to significantly reduce our outstanding indebtedness. At present, we can give no assurance that a sale of all or a portion of the Company’s business can be completed in the near term at or near current market prices or at all.

     Given that we have been unable to yet reach agreement regarding a sale of all or a portion of the Company’s business, our Board of Directors recently expanded Greenhill’s responsibilities and directed them to explore the feasibility of restructuring all or selected series of our convertible debt or exchanging existing convertible debt for equity. At present, we have no indication of what, if any, terms may be acceptable for any refinancing, renegotiation or exchange and we can give no assurance that any of our existing convertible debt can be restructured or exchanged for equity in the near term or at all.
     Our Board of Directors also recently approved and recommended to our shareholders a proposal that, if approved at the Company’s next Annual Meeting of Stockholders on December 5, 2008, will amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of our common shares at a ratio of between one-for-ten to one-for-fifty at the Board of Directors’ discretion prior to January 16, 2009. While the primary purpose of this amendment is intended to assist in remedying the Company’s existing noncompliance with the New York Stock Exchange’s continued listing standard relating to minimum average share price, approval of the proposal could also provide us with additional flexibility in restructuring our existing convertible debt. For additional information, see our proxy statement for the 2008 Annual Meeting of Stockholders, “Proposal No. 3 – Approval of an Amendment to the Amended and Restated Certificate of Incorporation to Effect a Reverse Stock Split at a Ratio within the Range of One-for-Ten to One-for-Fifty at any Time Prior to January 16, 2009 at the Discretion of Our Board – Certain Risk Factors Associated with the Reverse Stock Split.”
     We remain committed to proactively pursuing all strategic alternatives that could be in the best interests of our shareholders, clients, creditors and employees.
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
Off Balance Sheet Arrangements
     In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; and certain indemnities to directors and officers. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.
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

     In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The provisions of FSP APB 14-1 shall be applied retrospectively to all periods presented, effective for the fiscal year beginning January 1, 2009. We are continuing to evaluate the impact of the provisions of FSP APB 14-1; however, at this time management believes that the incremental interest expense to be recognized as a result of the adoption will be material.
     In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, we have adopted the provisions of FSP 157-3 in our financial statements for the three months ended September 30, 2008. The adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows.
PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2008, there have been no material changes to our market risk exposure disclosed in our 2007 Form 10-K. For a discussion of our market risk associated with our market sensitive financial instruments as of December 31, 2007, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our 2007 Form 10-K.
PART I, ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification as of September 30, 2008, of the material weaknesses in internal control over financial reporting, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, the Company’s disclosure controls and procedures were not effective.
     Because of the material weaknesses identified in our evaluation of internal control over financial reporting as of December 31, 2007, which have not been remediated as of September 30, 2008, we performed additional substantive procedures so that our consolidated financial statements as of and for the three and nine month periods ended September 30, 2008, are fairly stated in all material respects in accordance with GAAP.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Overview
     We currently are a party to a number of disputes that involve or may involve litigation or other legal or regulatory proceedings. Generally, there are three types of legal proceedings to which we have been made a party:
•	Claims and investigations arising from our continuing inability to timely file periodic reports under the Exchange Act, and the restatement of our financial statements for certain prior periods to correct accounting errors and departures from generally accepted accounting principles for those years;

•	Claims and investigations being conducted by agencies or officers of the U.S. Federal government and arising in connection with our provision of services under contracts with agencies of the U.S. Federal government; and

•	Claims made in the ordinary course of business by clients seeking damages for alleged breaches of contract or failure of performance, by current or former employees seeking damages for alleged acts of wrongful termination or discrimination, and by creditors or other vendors alleging defaults in payment or performance.
     For a description of these items, see our 2007 Form 10-K and subsequent periodic reports filed with the SEC.
ITEM 1A. RISK FACTORS
     For a discussion of the risk factors associated with our business, see below and the “Risk Factors” in Part I, Item 1A of our 2007 Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2008.
Risks that Relate to Our Liquidity
Our cash resources might not be sufficient to meet our expected cash needs over time. Beginning in early 2009, we will begin to become subject to significant required payments under our 5.00% Senior Convertible Debentures and our 2007 Credit Facility. We are increasingly concerned that our cash balances, together with cash generated from operating activities and borrowings previously made under our 2007 Credit Facility, may not be sufficient to provide adequate funds for our anticipated internal growth, operating needs and debt service obligations during 2009.
     We have experienced recurring net losses. We have generated positive cash flows from operating activities in only six quarters since the beginning of 2005. Historically, we have often failed, sometimes significantly, to achieve management’s periodic operating budgets and cash forecasts and we are not likely to achieve our previously forecasted internal estimates for cash sources and uses for 2008. Our ability to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flows from operations or that any additional borrowings will be available to us to enable us to pay our indebtedness or to fund our other liquidity needs.
     While we continue to expect significant improvements in our DSOs for the remainder of 2008 and to make progress toward reversing our historical experience of rising DSOs in the first six months of 2009, these improvements alone likely will not be sufficient to generate adequate cash to operate our business and service our debt obligations. Consequently, we are subject to increasing pressure to reduce or delay capital expenditures, including possibly delaying in the transition to our new North American financial system to later in 2009 to help avoid incurring any higher-than-expected transition costs or risk cash shortfalls that might arise from our inability to timely invoice and collect for all work performed during the first quarter of 2009, dispose of assets or operations, exit countries and business segments that are not profitable, seek additional capital or restructure or refinance our indebtedness. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing debt agreements, including the 2007 Credit Facility. For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. The 2007 Credit Facility restricts, among other things, our ability to dispose of assets, incur additional indebtedness or issue equity securities unless all net cash proceeds from such activities (half of such net cash proceeds, in the case of the issuance of equity securities) are used to prepay outstanding term loans and/or collateralize outstanding letters of credit under the 2007 Credit Facility. We may not be able to consummate all or any of these types of transactions or to obtain the net cash proceeds realized from them until amounts due under the 2007 Credit Facility are paid in full.
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
Risks That Relate To Our Common Stock
If the Company does not comply with the NYSE’s continued listing standards, we may be delisted by the NYSE. If we are delisted by the NYSE before we are able to be listed on another national stock exchange, payment of substantially all of our outstanding debentures would be accelerated and, by implication, an event of default would exist under our 2007 Credit Facility that could require repayment of all amounts outstanding under that facility. If this were to occur, there would be material adverse effects on our business, financial condition and results of operations.
     On the dates listed below, we received notices from the NYSE that we are below compliance with the following NYSE continued listing standards:
-	on July 16, 2008, the minimum average share price (relating to the fact that the average closing share price of our common stock over a 30-day consecutive trading period was less than $1.00); and

-	on October 28, 2008, the minimum average market capitalization (relating to the fact that the average market capitalization of the Company over a 30-day consecutive trading period was less than $100 million).
The notices set forth timeframes in which each deficiency must be cured in order to remain listed on the NYSE. The Company’s common stock continues to be listed on the NYSE, subject to ongoing reassessment.
     To regain compliance with the NYSE’s continued listing standard relating: (a) to minimum average price, we must have both a $1.00 share price at January 16, 2009 and have maintained a $1.00 average share price over the preceding 30 trading days, or, if the price deficiency is cured by the reverse stock split that we have asked our stockholders to approve at the upcoming 2008 Annual Meeting of Stockholders, if the price promptly exceeds $1.00 per share and the price remains above $1.00 for at least the following 30 trading days, and (b) to minimum average market capitalization, the Company must submit a plan by December 12, 2008 demonstrating how it intends to comply with this continued listing standard within 18 months of receipt of the notice.
     The Company continues to communicate with the NYSE regarding its efforts to achieve compliance with the NYSE's continued listing standards. Given that the Company has, to date, been unable to reach agreement regarding a sale of all or a portion of the Company's business, the Company’s Board of Directors recently directed our financial advisors to approach holders of our various series of subordinated, convertible debt to explore the feasibility of restructuring all or selected series of our convertible debt or exchanging existing convertible debt for equity. At present, we have no indication of what, if any, terms may be acceptable for any such restructuring and we can give no assurance that any of our existing convertible debt can be restructured or exchanged for equity in the near term or at all. However, the Company believes that some sale, restructuring of indebtedness or combination of the two is likely to be a necessary condition to achieving near-term compliance with the NYSE’s continued listing standard relating to minimum average market capitalization and the Company has previously communicated this position to the NYSE.
     Although we intend to take actions to bring our share price and market capitalization up to compliant levels within the specified time frames, we cannot be assured that the plans will be achieved within the specified time frames, if at all. Furthermore, regardless of the Company’s continued efforts to regain compliance with the NYSE’s continued listing standards, the NYSE reserves the right to suspend trading in the Company’s common stock if it decides the trading price of the Company’s common stock has become “abnormally low.” If the NYSE were to take such an action against the Company, the Company would have the right to a review of this determination by a Committee of the Board of Directors of NYSE Regulation. Any application to delist the Company’s common stock would be pending the completion of applicable procedures, including any appeal by the Company of the NYSE Regulation staff’s decision.
     If our shares are delisted from the NYSE and we are unable to list our common stock on another national securities exchange prior to such delisting, the holders of substantially all of our debentures have a “put” right to require us to repurchase our debentures at a price in cash equal to the principal amount of the debentures plus accrued and unpaid interest, if any. If such a put right were to exist in the hands of the holders of our debentures, there would separately exist an event of default under our 2007 Credit Facility that could result in the acceleration of the payment of all amounts outstanding under that facility. For a further discussion of the terms of the various indentures covering our debentures, as well as those of our 2007 Credit Facility, see our 2007 Form 10-K Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
     The following table provides information relating to our purchase of shares of common stock of the Company from July 1, 2008 through September 30, 2008:

Approximate
Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
			as Part of	Under Publicly
			Publicly	Announced Plans
	Total Number of	Average Price	Announced Plans	or Programs
Period	Shares Purchased	per Share	or Programs(1)	($ in millions)(1)
July 1, 2008— July 31, 2008	32,637 (2)	$ .79	—	$64.3

(1)	In July 2001, our Board authorized us to repurchase up to $100.0 million of our common stock. Any shares so repurchased are held as treasury shares. During the quarter ended September 30, 2008, there were no open market purchases by the Company of our common stock.

(2)	In July 2008, as permitted under the LTIP, we acquired an aggregate of 32,637 shares of our common stock for an aggregate price of $25,783 in connection with share withholding for payroll tax obligations due from employees and former employees for the issuance of shares of common stock upon settlement of RSUs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
Appointment/Departure of Principal Officer
     Effective as of November 11, 2008, the Company has appointed Kenneth A. Hiltz, a managing director of AlixPartners, LLP (“AlixPartners”), an internationally known business and financial advisory firm, as our new Chief Financial Officer. The Company has previously retained AlixPartners to assist the Company in developing its 2009 plan, participate in its upcoming discussions to restructure its indebtedness and lead a number of key cash management initiatives. Mr. Hiltz has been appointed as the Company’s Chief Financial Officer pursuant to an Agreement for Interim Management Services between the Company and AlixPartners, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q. For Mr. Hiltz’s services, the Company will pay AlixPartners a fee based on an hourly rate for time worked by Mr. Hiltz and will also pay or reimburse AlixPartners for reasonable out-of-pocket expenses. Since Mr. Hiltz will not be an employee of the Company, Mr. Hiltz will not receive any compensation directly from the Company and will not participate in the Company’s employee benefit plans.
     Mr. Hiltz, 56, will be our Chief Financial Officer commencing on November 11, 2008. From 2006 to 2008, he served as chief financial officer of Dana Holding Corporation, a supplier of automotive products. From 2003 to 2004, he served as chief financial officer at Foster Wheeler Ltd., a global provider of engineering services and products, and from 2001 to 2003, chief restructuring officer and chief financial officer of Hayes Lemmerz International, Inc., a global supplier of automotive and commercial components. Mr. Hiltz has been a Managing Director of AlixPartners since 1993.
     In connection with the appointment of Mr. Hiltz as our Chief Financial Officer, Eddie R. Munson will cease to serve as our Chief Financial Officer on an interim basis, effective as of November 11, 2008. Mr. Munson will continue to serve as a director of the Company and resume his duties as a member of the Audit Committee of the Board of Directors.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ending March 31, 2001.

3.2	Amended and Restated Bylaws, amended and restated as of August 2, 2007, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 8-K filed with the SEC on August 8, 2007.

3.3	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit 1.2 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	First Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on September 6, 2002.

4.4	Second Amendment to the Rights Agreement, dated as of October 27, 2007, between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 4.4 from the Company’s Form 10-Q for the quarter ended June 30, 2007.

10.1	Employment Letter dated July 1, 2008, effective as of June 4, 2008, between the Company and Eddie R. Munson, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2008.

10.2	Managing Director Agreement dated July 1, 2008, effective as of June 4, 2008, between the Company and Eddie R. Munson, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2008.

10.3*	Agreement for Interim Management Services dated November 10, 2008, between the Company and AlixPartners, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BearingPoint, Inc.
DATE: November 10, 2008	By:	/s/ Eddie R. Munson
Eddie R. Munson
Chief Financial Officer