Form 10-K
period 2008-12-31
BEARINGPOINT INC
filed 2009-06-05
CIK 1113247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31451
BEARINGPOINT, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	22-3680505
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

100 Crescent Court, Suite 700, Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)
(703) 747-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 Par Value
(Title of class)
Series A Junior Participating Preferred Stock Purchase Rights
(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☑
     As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of such stock on the New York Stock Exchange on June 30, 2008, was approximately $176.0 million.
     The number of shares of common stock of the Registrant outstanding as of May 1, 2009 was 4,416,987.

		Page
	Description	Number
	PART I.

Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	14

	PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	48
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	51

	PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	77
Item 14.	Principal Accounting Fees and Services	78

	PART IV.

Item 15.	Exhibits, Financial Statement Schedules	79
EX-10.24
EX-10.34
EX-10.35
EX-10.36
EX-10.40
EX-10.41
EX-10.46
EX-10.47
EX-10.49
EX-10.50
EX-10.54
EX-10.56
EX-10.58
EX-10.68
EX-10.70
EX-10.78
EX-10.92
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I.
FORWARD-LOOKING STATEMENTS
     Some of the statements in this Annual Report on Form 10-K (this “Annual Report”) constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Annual Report include, without limitation, statements about our reorganization proceedings under chapter 11 of the U.S. Bankruptcy Code, the potential sale of all or substantially all of our businesses and assets, our ability to continue as a going concern, the value of our common stock, our internal control over financial reporting, our results of operation and our financial condition. Forward-looking statements are only predictions and as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes that occur in our continually changing business environment and the risk factors enumerated in Item 1A, “Risk Factors.” As a result, these statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
AVAILABLE INFORMATION
     We were incorporated as a business corporation under the laws of the State of Delaware in 1999. Our principal offices are currently located at 100 Crescent Court, Suite 700, Dallas, Texas 75201. Our main telephone number is (703) 747-3000.
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
     On December 5, 2008, our stockholders approved a one-for-fifty reverse stock split, which became effective on December 10, 2008. All references to share and per share data for all periods presented have been adjusted to give effect to this reverse stock split unless otherwise noted. The effect of the reverse stock split on 2006, 2005 and 2004 disclosures is unaudited.
ITEM 1. BUSINESS
General
     BearingPoint, Inc. is a provider of management and technology consulting services to commercial and public sector organizations around the world. Our core services, which include management consulting, technology solutions, application services and managed services, are designed to help our clients generate revenue, increase cost-effectiveness, manage regulatory compliance, integrate information and transition to “next-generation” technology. We believe we differentiate our services from others through our results, approach and people. Our collaborative and flexible approach, including our passionate and dedicated people who bring both deep management and technology experience to bear on solving our clients’ issues, is well recognized for producing innovative and effective solutions.

     Historically, in North America, we have delivered consulting services through our Public Services, Commercial Services and Financial Services industry groups (our “North American Industry Groups”), which provide significant industry-specific knowledge and service offerings. Historically, outside of North America, we have been organized on a geographic basis —Europe, the Middle East and Africa (collectively “EMEA”), the Asia Pacific region and Latin America (including Mexico).
     For more information about our operating segments, see “— North American Industry Groups” and “— International Operations,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Segments,” and Note 18, “Segment Information,” of the Notes to Consolidated Financial Statements.
     As of January 1, 2009, we combined three of our business segments: Commercial Services, Financial Services and Latin America and began managing the operations of these three segments as one combined segment reporting to a single segment leader, and realigned resources and internal management to gain synergies in both costs and revenue.
Chapter 11 Bankruptcy Proceedings and Sale Transactions
     On February 18, 2009 (the “Petition Date”), BearingPoint, Inc. and certain of its subsidiaries based in the U.S. (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The chapter 11 cases are being jointly administered under the caption “In re BearingPoint, Inc., et al.,” Case No. 09-10691 (REG) (the “Chapter 11 Cases”).  The Debtors will continue to manage their properties and operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  In addition, as part of the relief granted to the Debtors on the Petition Date, the Bankruptcy Court entered an order confirming that the Company’s subsidiaries that are domiciled outside of the United States are not part of the Chapter 11 Cases. The Debtors may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
     As set forth in more detail below, the Company sold significant portions of its businesses and assets and has entered into agreements or is in negotiations to sell its remaining businesses and assets. It is expected that upon the consummation of these transactions the Company will wind down its operations and cease to operate as a going concern.
     On November 13, 2008, the New York Stock Exchange (the “NYSE”) notified the Company that it had decided to suspend trading in the Company’s common stock prior to market open on November 17, 2008, based on its determination that the trading price of the Company’s common stock was “abnormally low.” The Company appealed the NYSE’s decision to suspend the trading of its common stock; however, due to the commencement of the Chapter 11 Cases, the Company withdrew its appeal on March 5, 2009 and the Company’s common stock was delisted from the NYSE effective as of March 19, 2009.
     The decision to seek relief under the Bankruptcy Code was made after an exhaustive review of alternative options.  In addition to significantly reducing our debt burden, the bankruptcy filing resolved potential defaults relating to our near-term cash payment obligations, including the right of the holders of the $200.0 million 5.00% Convertible Senior Subordinated Debentures due 2025 (the “5.00% Convertible Senior Debentures”) to require us to repurchase the 5.00% Convertible Senior Debentures, as early as April 2009, at a purchase price equal to 100% of the principal amount of $200 million, plus any accrued and unpaid interest.  Our failure to repurchase these debentures pursuant to the holders’ option would have caused a cross default under certain other of our debentures and our $500.0 million senior secured credit facility dated as of May 18, 2007, as amended and restated on June 1, 2007 (the “2007 Credit Facility”). Such a cross default, in turn, would have caused all amounts outstanding thereunder to accelerate.  The bankruptcy filing also resolved the prospect that we would have to repay all of our outstanding debt in the event our common stock is delisted from the NYSE. The chapter 11 filing, however, has resulted in the acceleration of these debt obligations. Accordingly, they became automatically due and payable on the Petition Date, subject to an automatic stay pursuant to the Bankruptcy Code of any action to collect or recover a claim against the Debtors.

     On the Petition Date, the Debtors filed their “pre-arranged” proposed joint plan of reorganization (the “Plan”), which embodied the proposed terms of the Debtors’ restructuring. The Debtors’ secured lenders (the “Secured Lenders”), who are parties to the 2007 Credit Facility, agreed in principle to support the Plan. As proposed, the Plan provided, among other things, that:
•	New Senior Secured Credit Facility. The 2007 Credit Facility would be replaced with a new senior secured credit facility as follows: term loan in the amount of $272 million plus accrued interest and a synthetic letter of credit facility in the amount of up to $130 million; plus the issuance of new convertible preferred stock with a liquidation preference of $50 million, plus accrued and unpaid dividends, which would be convertible into class 3 common stock (as described below).

•	Unsecured Debt. All unsecured debt would be exchanged for three different classes of common stock. Holders of the 5.00% Convertible Senior Debentures and holders of the $40 million 0.50% Convertible Senior Subordinated Debentures due 2010 would receive shares of class 1 common stock. Holders of the $250 million 2.50% Series A Convertible Subordinated Debentures due 2024 and holders of the $200 million 2.75% Series B Convertible Subordinated Debentures due 2024 would receive shares of class 2 common stock. Certain general unsecured creditors would receive shares of class 3 common stock. The three classes of common stock would be entitled to the same dividends, distributions and voting rights, except that until the holders of class 1 common stock had received dividends and distributions of $240 million, such holders would be entitled to the dividend, distribution and voting rights (except with respect to the election of directors) of the holders of class 2 common stock.

•	Existing Equity. All existing equity in the Company would be cancelled for no consideration.
     However, as previously announced and as discussed in more detail below, the Company has actively marketed the sale of its businesses and assets to potential bidders during the pendency of the Chapter 11 Cases. The Company expects that the proposed Plan will be modified to reflect the Sale Transactions described below. If the Company is successful in selling all or substantially all of its assets, it will result in the liquidation of the Company’s business and the Company would cease to operate as a going concern.
     In order for a plan of reorganization to be confirmed by the Bankruptcy Court, such plan must be voted on by holders of impaired claims and must satisfy certain requirements of the Bankruptcy Code.  Confirmation of a plan by a Bankruptcy Court would make the plan binding on the Debtors, any issuer of securities under the plan, any person acquiring property under the plan and any of the Debtors’ creditors or equity interest holders.  Subject to certain limited exceptions, the order confirming a plan of reorganization will generally discharge the Debtors from any debt that arose prior to the date the Debtors filed the Chapter 11 Cases, and substitutes for such debt the obligations specified under the confirmed plan.
     The Bankruptcy Court granted all of the relief sought by the Debtors on the Petition Date, including our motion for interim authority to use cash on which the Debtors’ Secured Lenders have asserted liens (the “Cash Collateral”), which provides us with continued access to funds to operate our business. The Debtors’ use of the Cash Collateral must be in accordance with a budget setting forth their anticipated cumulative cash receipts and expenditures on a weekly basis and all necessary and required cumulative expenses which the Debtors expect to incur during each week of the budget. The Debtors’ failure to use the Cash Collateral in accordance with the budget could, depending on the extent of the deviation, result in the Debtors losing access to the funds. The Bankruptcy Court also entered an interim order establishing notification procedures and restrictions in connection with holding and trading in our common stock and debt securities and certain of our other liabilities. The order is intended to preserve, to the greatest extent possible, the potential value of certain of our tax attributes, both during the pendency of the Chapter 11 Cases and following emergence from bankruptcy. A final hearing confirming our ability to use the Cash Collateral occurred on April 15, 2009.
     As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors on February 27, 2009.
     On March 5, 2009, the Debtors filed their schedules of assets and liabilities and their statements of financial affairs with the Bankruptcy Court. On March 11, 2009, the Bankruptcy Court issued an order establishing April 17, 2009 as the deadline for each person or entity other than a governmental unit (as defined in the Bankruptcy Code) to file a proof of claim against any of the Debtors to assert any claim.

     On March 23, 2009, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement with Deloitte LLP pursuant to which the Company and certain of its subsidiaries agreed to sell a significant portion of their assets related to the Company’s North American Public Services business to Deloitte and Deloitte agreed to assume certain liabilities associated with these assets as set forth in the Asset Purchase Agreement (the “Deloitte Transaction”). On April 17, 2009, the Bankruptcy Court approved this sale. The closing of the Deloitte Transaction occurred on May 8, 2009. In connection with the closing, the Company received net proceeds of approximately $329.3 million (subject to certain contractual adjustments).
     Under the 2007 Credit Facility, the Company is obligated to repay the lenders amounts borrowed if it sells assets in excess of $15 million. The Bankruptcy Court’s order approving the Deloitte Transaction provided that all liens, claims, and encumbrances attached to the proceeds of such sale. While the undisputed amount of liens totaled $255 million, Wells Fargo and the Official Committee of Unsecured Creditors have entered into an agreed order stipulating that the disputed amount of such liens totals no more than $1.5 million in the aggregate. In accordance with the Bankruptcy Court’s order approving the Deloitte Transaction and the undisputed security interests of the lenders under the 2007 Credit Facility, on or about May 13, 2009, the Company made a payment in the amount of $255 million to Wells Fargo from the proceeds of the Deloitte Transaction.
     On April 2, 2009, BearingPoint International Bermuda Holdings Limited, an indirect subsidiary of the Company, entered into a Share Sale Agreement with PwC Advisory Co., Ltd. (“PwC Japan”), the Japanese member firm of the PricewaterhouseCoopers global network of firms, for the sale of the Company’s consulting business in Japan to PwC Japan (the “PwC Japan Transaction”). Pursuant to the Share Sale Agreement, PwC Japan agreed to purchase BearingPoint Co., Ltd. (Chiyoda-ku) (“BearingPoint Japan”), an indirect, wholly-owned subsidiary of the Company, through the purchase of all issued and outstanding shares of BearingPoint Japan. The Company generated cash of approximately $45 million in connection with the PwC Japan Transaction. In addition, in connection with the PwC Japan Transaction, PwC Japan assumed the intercompany debt owed by certain non-Debtor subsidiaries of the Company to BearingPoint Japan. The closing of the PwC Japan Transaction occurred on May 11, 2009.
     On April 17, 2009, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement with PricewaterhouseCoopers LLP (“PwC”) pursuant to which the Company agreed to sell a substantial portion of its assets related to its North American Commercial Services business unit, including Financial Services (collectively, the “CS Business”), to PwC, and PwC agreed to assume certain liabilities associated with these assets (the “PwC U.S. Transaction”). In addition, an affiliate of PwC also entered into a definitive agreement to purchase the equity interests of BearingPoint Information Technologies (Shanghai) Limited (“BearingPoint China GDC”), a subsidiary of the Company that operates a global development center in China, and certain assets of a separate global development center in India (the “PwC China/India Transaction,” and together with the PwC U.S. Transaction, the “PwC Commercial Services Transaction”). On April 27, 2009, the Bankruptcy Court approved bidding procedures in connection with an auction of all or substantially all of the assets of the CS Business and BearingPoint China GDC (the “Auction”). The Auction was held on May 27, 2009 and concluded on May 28, 2009. At a hearing on May 28, 2009, the Bankruptcy Court approved PwC as the winning bidder at the Auction. Under the terms of the winning bid, the aggregate purchase price for the PwC Commercial Services Transaction to be paid by PwC is approximately $44 million (subject to certain contractual adjustments). The closing of the PwC Commercial Services Transaction is expected to occur by the end of June 2009 and is subject to customary closing conditions.
     On April 20, 2009, the Board of Directors of the Company authorized the Company to enter into a non-binding term sheet for the sale of its EMEA business to local management. Additionally, the Company is in negotiations with other parties and local management to sell its Latin America practices and sell various Asia Pacific practices other than BearingPoint Japan and BearingPoint China GDC and is in various stages of negotiations to sell certain remaining assets that were not, or will not be, sold pursuant to other transactions. These potential transactions, together with the Deloitte Transaction, the PwC Japan Transaction and the PwC Commercial Services Transaction, are referred to collectively as the “Sale Transactions.”
     The purpose of these Sale Transactions is to sell all or substantially all of our business and assets to third parties or local management. Although certain of the Sale Transactions must be approved by the Bankruptcy Court and the Sale Transactions are subject to a number of risks, we expect that the Plan will be modified to reflect the Sale Transactions and that the Chapter 11 Cases will result in a liquidation of BearingPoint’s business and assets under either chapter 11 or chapter 7 of the Bankruptcy Code, such that BearingPoint will cease to operate as a going concern. There can be no assurance that the Sale Transactions will be completed.
     Operating in bankruptcy imposes significant risks and uncertainties on our business. See Item 1A — “Risk Factors — Risks Relating to Bankruptcy” for a discussion of the risks and uncertainties relating to our business and investing in our securities as a result of the Chapter 11 Cases.
     Additional information about our Chapter 11 Cases is available on our website www.bearingpoint.com and can be found by clicking on “Restructuring Information.”  Our internet website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report.

Going Concern
     As discussed above, we expect that the Plan will be modified to reflect the Sale Transactions and that the Chapter 11 Cases will result in a liquidation of our business and assets under either chapter 11 or chapter 7 of the Bankruptcy Code, with the Debtors ceasing to operate as a going concern. In addition, Ernst & Young LLP’s report on the Company’s 2008 consolidated financial statements states that uncertainties inherent in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern.
North American Industry Groups
     Historically, our North American operations were managed on an industry basis, enabling us to capitalize on our significant industry-specific knowledge. We believe this focus enhanced our ability to monitor global trends and observe best practice behavior, to design specialized service offerings relevant to the marketplaces in which our clients operate, and to build sustainable solutions. All of our industry groups provided management consulting, technology solutions, application services and managed services to their respective clients.
     Prior to January 1, 2009, our three historical North American Industry Groups were:
•	Public Services, serving a broad range of both public and private clients, including agencies of the U.S. Federal government such as the Departments of Defense, Homeland Security, and Health and Human Services; provincial, state and local governments; public healthcare companies and private sector healthcare agencies; aerospace and defense companies; and higher education clients. As described above, the closing of the sale of a significant portion of our assets related to our North American Public Services business pursuant to the Deloitte Transaction occurred on May 8, 2009.

•	Commercial Services, supporting a highly diversified range of clients, including those in the life sciences and energy markets, as well as technology, consumer markets, manufacturing, transportation, communications and private and public utilities. As described above, we have entered into an agreement to sell a substantial portion of our assets related to our Commercial Services business pursuant to the PwC Commercial Services Transaction.

•	Financial Services, directing its solutions to many of the world’s leading banking, insurance, securities, real estate, hospitality and professional services institutions. As described above, we have entered into an agreement to sell a substantial portion of our assets related to our Financial Services business pursuant to the PwC Commercial Services Transaction.
International Operations
     Our operations outside of North America historically have been organized on a geographic basis, with alignment to our three North American Industry Groups — enabling consistency in our global strategy and execution.
     Our three traditional geographic regions are:
•	EMEA. As noted above, the Board of Directors of the Company authorized the Company to enter into a non-binding term sheet for the sale of its EMEA business to local management.

•	Asia Pacific. As described above, the closing of the sale of our consulting business in Japan pursuant to the PwC Japan Transactions occurred on May 11, 2009.

Pursuant to the PWC China/India Transaction, we have entered into agreements to sell two global development centers in the Asia Pacific region. We are also in separate negotiations with other parties and local management to sell various other Asia Pacific practices.

•	Latin America. As noted above, we are in negotiations with other parties and local management to sell our Latin America practices.

Our Joint Marketing Relationships
     As of December 31, 2008, our alliance program had approximately 40 relationships with key technology providers that support and complement our service offerings. Through this program, we created joint marketing relationships to enhance our ability to provide our clients with high value services. Those relationships typically entail some combination of commitments regarding joint marketing, sales collaboration, training and service offering development.
Competition
     We operate in a highly competitive and rapidly changing market and compete with a variety of organizations that sell services similar to those we offer. Our competitors historically have included specialized consulting firms, systems consulting and implementation firms, former “Big 4” and other large accounting and consulting firms, application software firms providing implementation and modification services, service and consulting groups of computer equipment companies, outsourcing companies, systems integration companies, aerospace and defense contractors and general management consulting firms. We also compete with our clients’ internal resources. Some of our competitors have significantly greater financial and marketing resources, name recognition and market share than we do.
     We believe that the principal competitive factors in the markets in which we operate include scope of services, service delivery approach, technical and industry expertise, value added, availability of appropriate talent and resources, global reach, pricing and relationships.
Intellectual Property
     We compete based in part on our methodologies and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements, non-solicitation agreements, trade secrets, copyright and trademark laws to protect our proprietary rights and the rights of third parties from whom we license intellectual property. We also enter into confidentiality and intellectual property agreements with our employees that limit the distribution of proprietary information. We have only a limited ability to protect our important intellectual property rights.
Customer Dependence
     During 2008 and 2007, our revenue from the U.S. Federal government, inclusive of government sponsored enterprises, was $1,031.7 million and $981.6 million, respectively, representing 32.3% and 28.4% of our total revenue, respectively. For 2008 and 2007, this included approximately $426.4 million and $378.7 million of revenue from the U.S. Department of Defense, respectively, representing approximately 13.3% and 11.0% of our total revenue for 2008 and 2007, respectively. While most of our government agency clients have the ability to unilaterally terminate their contracts, our relationships are seldom with political appointees, and we have not historically experienced a loss of U.S. Federal government business with a change in administration. For more information regarding government proceedings and risks associated with U.S. government contracts, see Item 3— “Legal Proceedings,” and Note 11, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.
Employees
     As of December 31, 2008, we had approximately 15,200 full-time employees, including approximately 12,700 billable professionals. For 2008, our voluntary annualized attrition rate was 24.8%, a slight increase over our attrition rate of 24.7% in 2007. However, due to the Chapter 11 Cases and the closing of certain Sale Transactions, as of May 15, 2009, we had approximately 8,900 full-time employees.
ITEM 1A. RISK FACTORS
     You should carefully consider the risks described below before making an investment decision regarding our securities. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business or operations. Our business, financial condition or results of operations, cash flows or prospects could be materially and adversely affected by the occurrence of any of the matters included in these risks.

Risks that Relate to Our Bankruptcy and the Sale Transactions
     We are pursuing the sale of all or substantially all of our businesses pursuant to the Sale Transactions, which will result in the liquidation of our business and the Company ceasing to operate as a going concern.
     On May 8, 2009, the Company and certain of its subsidiaries sold a significant portion of our assets related to our North American Public Services business to Deloitte. On May 11, 2009, BearingPoint International Bermuda Holdings Limited, an indirect subsidiary of the Company, sold the Company’s consulting business in Japan to PwC Japan. On April 17, 2009, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement with PwC pursuant to which we agreed to sell a substantial portion of our assets related to our Commercial Services business unit, including Financial Services, to PwC, and PwC agreed to assume certain liabilities associated with these assets. In addition, an affiliate of PwC also entered into a definitive agreement to purchase the equity interests of BearingPoint China GDC and certain assets of a separate global development center in India. On April 20, 2009, the Board of Directors of the Company authorized the Company to enter into a non-binding term sheet for the sale of its EMEA business to local management. Additionally, the Company is in negotiations with third parties and local management to sell its Latin America practices and sell various Asia Pacific practices other than BearingPoint Japan and BearingPoint China GDC and is in various stages of negotiations to sell certain remaining assets that were not, or will not be, sold pursuant to other transactions.
     The purpose of the Sale Transactions is to sell all or substantially all of our businesses to third parties or local management. Although not all of the Sale Transactions requiring Bankruptcy Court approval have been approved by the Bankruptcy Court at this time and the Sale Transactions are subject to a number of risks, we expect that the Plan will be modified to reflect the Sale Transactions and that the Chapter 11 Cases will result in a liquidation of our business and assets pursuant to a liquidation under either chapter 11 or chapter 7 of the Bankruptcy Code, with the Debtors ceasing to operate as a going concern. In any event, we do not expect any funds to be available for distribution to holders of our common stock or certain of our unsecured creditors. See “Risks that Relate to Our Common Stock” below.
     We are subject to the risks and uncertainties associated with bankruptcy proceedings as a result of our filing for reorganization under chapter 11 of the Bankruptcy Code on February 18, 2009.
     On February 18, 2009, we filed a voluntary petition with the Bankruptcy Court to reorganize under chapter 11 of the Bankruptcy Code. Our operations based outside the United States were not included in our filing. Although we are currently pursuing the sale of all or substantially all of our businesses pursuant to the Sale Transactions, we plan to continue to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code while the Sale Transactions are pending. We expect that the Debtors’ Joint Plan of Reorganization under chapter 11 of the Bankruptcy Code that we originally filed with the Bankruptcy Court on February 18, 2009 will be modified to reflect the Sale Transactions. There can be no assurance that the Plan, as modified, will be approved by the Bankruptcy Court or that any conditions precedent to its implementation will be satisfied or when, if ever, such confirmation and satisfaction will occur. Failure to obtain such confirmation or to satisfy such conditions to implementation may result in lengthier chapter 11 proceedings as we attempt to negotiate and implement an alternative plan of reorganization.
     For the duration of the Chapter 11 Cases, our operations will be subject to the risks and uncertainties associated with bankruptcy and the Sale Transactions, which include, among other things:
•	the relationships between us and our customers, employees, vendors, strategic partners and others may be negatively affected by the Chapter 11 Cases and the Sale Transactions, including risks that our customers will be less likely to purchase our services, that our employees will seek out other opportunities or lack proper motivation to fulfill their commitments and that vendors and strategic partners could terminate their relationships with us or require financial assurances or enhanced performance to continue their business relationships with us, which may be unduly burdensome on our business and operations;

•	our ability to negotiate and consummate the Sale Transactions;

•	the actions and decisions of our creditors and other third parties with interests in our Chapter 11 Cases may be inconsistent with our plans;

•	objections to or limitations on our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases that we may seek from time to time or potential adverse decisions by the Bankruptcy Court with respect to such motions;

•	objections to or limitations on our ability to reject contracts that are burdensome or uneconomical;

•	our ability to obtain and maintain commercially reasonable terms with vendors, strategic partners and service providers;

•	our ability to obtain and maintain contracts that are critical to our operations;

•	our ability to retain client engagements and maintain our billing and utilization rates;

•	our ability to retain and motivate our managing directors and other key employees; and

•	our ability to maintain adequate financing and cash on hand and to generate sufficient cash from operations.
     These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with our customers, as well as with employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business are generally subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Third parties could propose and seek confirmation of their own plan or plans for reorganization. Any such third party plan or plans could disrupt our business, adversely affect our relationships with customers, vendors, strategic partners and employees, or otherwise adversely affect our results of operations and financial condition.
     Because of the risks and uncertainties associated with our chapter 11 proceedings, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. Our current Plan filed with the Bankruptcy Court provides, among other things, that all existing equity in the Company will be cancelled for no consideration. We do not expect that any modifications to the Plan, including those needed to reflect the Sale Transactions, would allow for distributions to holders of our common stock or certain of our unsecured creditors. We believe that the value of our common stock and various pre-petition liabilities is highly speculative. In addition, the Bankruptcy Court entered an interim order establishing notification procedures and restrictions in connection with holding and trading in our common stock and debt securities and certain of our other liabilities. Accordingly, extreme caution should be exercised with respect to existing and future investments in any of these securities or liabilities.
     Operating under the Bankruptcy Code may restrict our ability to pursue our business strategies.
     Under the Bankruptcy Code, we must obtain Bankruptcy Court approval to, among other things:
•	sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	meet our capital needs;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

In addition, if a trustee is appointed to operate the Company while in chapter 11 bankruptcy, the trustee would assume control of our assets.
     Our liquidity position and our ability to continue as a going concern impose significant risks to our operations.
     Because of the public disclosure of our liquidity constraints, our ability to maintain normal contractual terms with many of our customers has become impaired. We may be required to obtain surety bonds, letters of credit or bank guarantees in support of an increased number of customer engagements. We have experienced restrictions on the availability of credit, which has further reduced our liquidity. In addition, due to our financial condition and results of operations, in particular with regard to our Chapter 11 Cases and the explanatory paragraph indicating that substantial doubt exists as to the Company’s ability to continue as a going concern contained in the audit report on our 2008 Financial Statements of our independent registered public accounting firm, we expect that customers will become more reluctant to enter into engagements with us.
     We will not be able to pursue our original Plan, as filed with the Bankruptcy Court on February 18, 2009.
     Although we filed a “pre-arranged” Plan with the Bankruptcy Court contemporaneously with our filing of the Chapter 11 Cases, we have since determined to proceed with the Sale Transactions. We expect to amend the Plan to reflect the Sale Transactions and do not expect to emerge from bankruptcy as a going concern. As a result of the Sale Transactions, we will not be able to pursue our original Plan, as filed with the Bankruptcy Court on February 18, 2009.
     If the conditions to closing the Sale Transactions are not satisfied, the Sale Transactions may be terminated, which would have a significant adverse impact on us and the Chapter 11 Cases.
     The Sale Transactions are subject to the satisfaction or waiver of various conditions, many of which are subject to uncertainty. The conditions to the consummation of the PwC Commercial Services Transaction include that the Chapter 11 Cases have not been dismissed or converted to a chapter 7 proceeding, and that no trustee or examiner has been appointed, and other customary closing conditions. There can be no assurance that the Chapter 11 Cases will not have been dismissed or converted to a chapter 7 proceeding prior to the consummation of the PwC Commercial Services Transaction.  The other Sale Transactions may contain similar or other conditions to closing, including Bankruptcy Court approval. If we are unable to satisfy these conditions to closing, we will not be able to consummate the Sale Transactions, which would have a significant adverse impact on us and the Chapter 11 Cases.
     The Sale Transactions could be negatively affected by current adverse conditions in financial markets.
     The financial markets have recently been, and continue to be, disrupted and volatile. In particular, the cost and availability of financing has been and may continue to be adversely affected by illiquid financial and credit markets. As a result, potential bidders and purchasers in the Sale Transactions may not be able to obtain the financing necessary to purchase our businesses, which may diminish the proceeds available for distribution to our creditors. Regardless of the outcome of the Sale Transactions, we do not expect any funds to be available for distribution to our stockholders or certain of our unsecured creditors.
     Failure to complete the Sale Transactions could negatively impact our business.
     If the Sale Transactions are not completed for any reason, we will be subject to several risks, including the following:
•	having to convert from a proceeding under chapter 11 of the Bankruptcy Code to a liquidation proceeding under either chapter 11 or chapter 7 of the Bankruptcy Code;

•	having to negotiate one or more alternative sale transactions, which may not create as much value as the Sale Transactions; and

•	having the focus of our senior management directed toward the proposed Sale Transactions instead of on our stand-alone operations.
     If the Sale Transactions are not completed, these risks may materialize and have a material adverse effect on our operations, business, financial results, financial condition and recoveries under an alternate plan of reorganization.
     The pursuit of the Chapter 11 Cases and the Sale Transactions have consumed and will continue to consume a substantial portion of the time and attention of our management, and certain aspects of the Sale Transactions will impact how our business is conducted, which may have an adverse effect on our business and results of operations.
     The requirements of the Chapter 11 Cases and the Sale Transactions have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operations of our business. This diversion of management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted. In addition, certain aspects of the Sale Transactions will impact how our business is conducted, which may have an adverse effect on our business and results of operations.
     Uncertainty related to the Sale Transactions could have a material adverse effect on our business.
     Uncertainty about whether and when the Sale Transactions will be completed and expectations as to how the acquired businesses and assets will be operated after the consummation of the Sale Transactions could have a material adverse effect on our business, including through employee attrition (as discussed further in the risk factor below) and increased attempts by competitors to persuade our customers to change service providers. This would have a negative impact on our results of operations and financial condition.
     We have experienced increased levels of employee attrition, we have begun to reduce our workforce and our employees are facing considerable distractions and uncertainty, due to the Chapter 11 Cases and the Sale Transactions.
     Because of the Chapter 11 Cases and the Sale Transactions, we have experienced increased levels of employee attrition, and our employees are facing considerable distractions and uncertainty. In addition, we have started reductions of our workforce during the Chapter 11 Cases and expect to lose employees in connection with the acquisitions of our businesses pursuant to the Sale Transactions. A loss of key personnel or a substantial reduction in our workforce or material erosion of employee morale could have a material adverse effect on our business, particularly if the Chapter 11 Cases are protracted. Our ability to motivate and retain key employees is restricted by provisions of the Bankruptcy Code, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with us throughout the pendency of the Chapter 11 Cases and the Sale Transactions without Bankruptcy Court approval. The loss of the services of any members of our senior management could impair our ability to execute our strategy and, as a result, could have a material adverse effect on our results of operations and financial condition.
     We will be subject to claims made after the date that we filed for bankruptcy and other claims that are not discharged in the Chapter 11 Cases, which could have a material adverse effect on our results of operations and financial condition.
     We are currently subject to claims in various legal proceedings and may become subject to other legal proceedings in the future. Although we will seek to satisfy and discharge all claims made against us prior to the date of the bankruptcy filing (which claims are generally stayed during the Chapter 11 Cases), we may not be successful in doing so. Claims made against our international operations (which were not included in our bankruptcy filing) are not stayed and will not be discharged in the Chapter 11 Cases. In addition, any claims arising after the date of our bankruptcy filing may not be subject to discharge in the Chapter 11 Cases. The outcome of each of these claims, including our ability to have such claims satisfied and discharged in the Chapter 11 Cases, cannot, at this time, be determined, nor can the liability that may potentially result from a negative outcome be reasonably estimated presently for every case. The liability that we may ultimately incur with respect to any of these claims (in the event of a negative outcome) may be in excess of amounts that have currently been accrued with respect to such claims and, as a result, may have a material adverse effect on our results of operations and financial condition.
     We likely will be unable to timely file certain periodic reports with the SEC.
     We did not timely file with the SEC this Annual Report or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and likely will continue to be unable to timely file our annual and quarterly periodic reports with the SEC in the future.

Following the commencement of the Chapter 11 Cases, our management has been particularly strained by the considerable attention required for administering the Chapter 11 Cases and marketing, negotiating and consummating the Sale Transactions. In addition, due to the continuing demands on management’s time and attention in connection with the Chapter 11 Cases and the Sale Transactions, as well as the significant employee attrition we have recently experienced and expect to continue to experience, we cannot make any assurances as to whether or when we will be able to complete and file our periodic reports in the future.
Risks that Relate to Our Common Stock
     Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Regardless of whether the Sale Transactions are consummated or an alternate plan of reorganization is confirmed by the Bankruptcy Court, our common stock likely will be cancelled and holders of such common stock likely will not receive any distribution with respect to, or be able to recover any portion of, such investment.
     Regardless of whether the Sale Transactions are consummated or an alternate plan of reorganization is confirmed by the Bankruptcy Court, it is highly unlikely that the proceeds from such sales would be sufficient to, or that any such plan of reorganization would, allow for distributions with respect to our common stock or certain of our unsecured creditors. Our common stock likely will be cancelled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. Amounts invested by such holders in our outstanding equity securities likely will not be recoverable. As such, our currently outstanding equity securities likely have no value. Trading prices are very volatile and frequently bear no relationship to the expected recovery by the holders of such securities in the Chapter 11 Cases. In addition, the Bankruptcy Court also entered an interim order establishing notification procedures and restrictions in connection with holding and trading in our common stock and debt securities and certain of our other liabilities. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
     Our common stock has been delisted from the NYSE and is not listed on any other national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.
     As a result of our failure to maintain certain standards for continued listing on the NYSE, on November 13, 2008, the Company received a notice from the NYSE that it had decided to suspend trading in the Company’s common stock on November 17, 2008, based on its determination that the trading price of the Company’s common stock was “abnormally low,” and to commence delisting proceedings. The NYSE filed a Form 25 to delist our common stock on March 9, 2009 and such delisting became effective on March 19, 2009. Due to the suspension of trading and delisting, our common stock is now traded over-the-counter.
     Stocks trading on the over-the-counter market are typically less liquid than stocks that trade on a national securities exchange. Trading on the over-the-counter market may also negatively impact the trading price of our common stock. In addition, the liquidity of our common stock may be impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. Stockholders may find it difficult to resell their shares of our common stock, due to the delisting and the likely effect of the Chapter 11 Cases on our common stock. The delisting of our common stock from the NYSE may also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees, and loss of institutional investor interest in our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     As of December 31, 2008, our properties consisted of leased office facilities for specific client contracts and for sales, support, research and development, consulting, administrative and other professional personnel. Prior to the closing of the Deloitte Transaction, our corporate headquarters consisted of approximately 235,000 square feet in McLean, Virginia. Our corporate headquarters are currently located at 100 Crescent Court, Suite 700, Dallas, Texas 75201. As of December 31, 2008, we occupied approximately 80 additional offices in the United States and approximately 50 offices in Latin America, Canada, the Asia Pacific region and EMEA. All of our office space generally is leased pursuant to operating leases that expire over various periods during the next 9 years. Portions of our office space are sublet under operating lease agreements that expire over various periods during the next 8 years and are also being marketed for sublease or disposition.
     Pursuant to the Bankruptcy Code, and subject to the approval of the Bankruptcy Court, the Debtors have the ability to reject unexpired leases of real property at their discretion. The Debtors are currently reviewing and have commenced rejecting various leases that they believe are no longer required as they proceed through the Sale Transactions and the liquidation of the Company. The rejection of these leases leads to a pre-petition claim for damages which is capped under the Bankruptcy Code.
ITEM 3. LEGAL PROCEEDINGS
Chapter 11 Cases
     On February 18, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, as discussed in Item 1—“Business”. Under the Bankruptcy Code, the filing of a petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates. Absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. We expect substantially all of our pre-petition liabilities will be resolved under our plan of reorganization if not otherwise satisfied pursuant to orders of the Bankruptcy Court.
     At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on our business or certain claims and investigations being conducted by agencies or officers of the U.S. Federal government and arising in connection with our provision of services under contracts with agencies of the U.S. Federal government. Prior to the closing of the Deloitte Transaction, a significant portion of our business related to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government sponsored enterprises. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether our operations have been or are being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing.
Overview
     We currently are a party to a number of disputes that involve or may involve litigation or other legal or regulatory proceedings. Generally, there are three types of legal proceedings to which we may be made a party:
•	Claims and investigations arising from our inability to timely file periodic reports under the Exchange Act, and the restatement of our financial statements for certain prior periods to correct accounting errors and departures from generally accepted accounting principles for those years;

•	Claims and investigations being conducted by agencies or officers of the U.S. Federal government and arising in connection with our provision of services under contracts with agencies of the U.S. Federal government; and

•	Claims made in the ordinary course of business by clients seeking damages for alleged breaches of contract or failure of performance, by current or former employees seeking damages for alleged acts of wrongful termination or discrimination and by creditors or other vendors alleging defaults in payment or performance.
SEC Reporting Matters
     2005 Class Action Suits. In and after April 2005, various separate complaints were filed in the U.S. District Court for the Eastern District of Virginia, alleging that the Company and certain of its current and former officers and directors violated Section 10(b) of the Exchange Act, Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by, among other things, making materially misleading statements between August 14, 2003 and April 20, 2005 with respect to our financial results in our SEC filings and press releases. On January 17, 2006, the court certified a class, appointed class counsel and appointed a class representative. The plaintiffs filed an amended complaint on March 10, 2006 and the defendants, including the Company, subsequently filed a motion to dismiss that complaint, which was fully briefed and heard on May 5, 2006. We were awaiting a ruling when, on March 23, 2007, the court stayed the case, pending the U.S. Supreme Court’s decision in the case of Makor Issues & Rights, Ltd v. Tellabs, argued before the Supreme Court on March 28, 2007. On June 21, 2007, the Supreme Court issued its opinion in the Tellabs case, holding that to plead a strong inference of a defendant’s fraudulent intent under the applicable federal securities laws, a plaintiff must demonstrate that such an inference is not merely reasonable, but cogent and at least as compelling as any opposing inference of non-fraudulent intent. On September 12, 2007, the court dismissed with prejudice this complaint, granting motions to dismiss filed by the Company and the other named defendants. In granting the Company’s motion to dismiss, the court ruled that the plaintiff failed to meet the scienter pleading requirements set forth in the Private Securities Litigation Reform Act of 1995, as amended. On September 26, 2007, the plaintiffs filed a motion that seeks a reversal of the court’s order dismissing the case or an amendment to the court’s order that would allow the plaintiffs to replead. The Company filed its brief on October 17, 2007 and although a hearing on the plaintiffs’ motion was scheduled for November 16, 2007, the court canceled the hearing as not necessary. On November 19, 2007, the court issued an order denying the plaintiffs’ motion to amend or alter the court’s September 12, 2007 dismissal of this matter. The plaintiffs have appealed the matter to the U.S. Court of Appeals for the Fourth Circuit and oral argument was held on January 29, 2009. On April 8, 2009, the lead plaintiffs filed a Motion for Modification of Stay in BearingPoint’s Chapter 11 Cases, seeking to modify the automatic stay for the limited purpose of allowing the Fourth Circuit to render a decision on the plaintiffs’ appeal. By order dated May 7, 2009, the Bankruptcy Court granted the plaintiffs’ motion and modified the automatic stay solely to permit the Fourth Circuit to render its decision on the appeal. On May 7, 2009, the plaintiffs filed a status report with the Fourth Circuit advising of the Bankruptcy Court’s modification of the automatic stay.
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

Government Contracting Matters
     Prior to the closing of the Deloitte Transaction, a significant portion of our business related to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government sponsored enterprises. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether our operations are being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Federal government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. Federal government contracting. It cannot be determined at this time whether any findings, conclusions, penalties, fines or other amounts determined to be applicable to us in any such investigation could have a material effect on our results of operations or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     As previously reported, on December 5, 2008, we held our 2008 Annual Meeting of Stockholders. Set forth below is information concerning each matter submitted to a vote at the meeting. The numbers of votes below do not reflect the one-for-fifty reverse stock split that became effective on December 10, 2008.
(1)	Election of Directors. Our stockholders elected the following persons as Class II directors to hold office until the annual meeting of stockholders to be held in 2011 and their respective successors have been duly elected and qualified.

Nominee for Class I Director	For	Withhold
Wolfgang H. Kemna	119,646,439	59,096,506
Albert L. Lord	103,531,942	75,211,003
J. Terry Strange	119,484,462	59,258,483
(2)    Ratification of Appointment of Ernst & Young LLP. Our stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008.

For	Against	Abstain
169,758,988	1,783,706	7,200,251
(3)     Amendment to the Amended and Restated Certificate of Incorporation. The Board of Directors amended and restated the Company’s Amended and Restated Certificate of Incorporation, effective immediately following the Company’s Annual Meeting, to permit the Board of Directors, at their discretion, to enact a reverse stock split of the Company’s common stock at a ratio within the range from one-for-ten and one-for-fifty at any time prior to January 16, 2009.

For	Against	Abstain
152,226,526	5,632,576	20,883,843

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Until November 17, 2008, our common stock was traded on the NYSE under the symbol “BE.” Because the trading price of our common stock was “abnormally low,” the NYSE suspended trading in our common stock and thereafter our common stock was delisted by the NYSE on March 19, 2009. In addition, we had previously fallen below the NYSE’s continued listing standard for minimum average closing price of $1.00 over a consecutive 30 trading day period and minimum average market capitalization of $100 million over a consecutive 30 trading day period. Since November 17, 2008, our common stock is traded the over-the-counter, including on the “Pink Sheets” and OTC Bulletin Board under the trading symbol “BGPTQ.”
     The following table sets forth the high and low sales prices for our common stock, adjusted for all periods to reflect the reverse stock split executed on December 10, 2008 as more fully described below, as reported on the NYSE and over-the-counter for the quarterly periods indicated.
Price Range of Common Stock

	Price Range of
	Common Stock
	High	Low
2008
Fourth Quarter	30.00	1.00
Third Quarter	72.00	25.00
Second Quarter	101.50	31.00
First Quarter	145.50	75.00
2007
Fourth Quarter	259.50	122.50
Third Quarter	382.00	191.50
Second Quarter	400.00	345.00
First Quarter	428.00	366.50
     Regardless of whether the Sale Transactions are consummated or an alternate plan of reorganization is confirmed by the Bankruptcy Court, it is highly unlikely that the proceeds from such sales would be sufficient to, or that any such plan or reorganization would, allow for distributions with respect to our common stock. These equity interests will likely be cancelled and extinguished without consideration upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in the Company’s equity securities and any of the Company’s liabilities or other securities. In addition, the Bankruptcy Court also entered an interim order establishing notification procedures and restrictions in connection with holding and trading in our common stock.
Holders
     At April 27, 2009, we had approximately 227 stockholders of record.
Dividends
     We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock. We intend to retain all of our earnings, if any, for general corporate purposes. Our 2007 Credit Facility contained limitations on our payment of dividends.
Reverse Stock Split
     At our 2008 Annual Meeting of Stockholders held on December 5, 2008, our stockholders approved an amendment to the Amended and Restated Certificate of Incorporation permitting the Board to effect, at its discretion, a reverse stock split of our common stock at a ratio within the range from one-for-ten and one-for-fifty at any time prior to January 16, 2009. Upon stockholder approval, the Board approved the implementation of a one-for-fifty reverse stock split of our common stock. As a result of the reverse stock split, every fifty shares of our common stock that was issued and outstanding as of market close on the record date was automatically combined into one issued and outstanding share of common stock. The record date for the reverse stock split was December 10, 2008 and the split was effective at 6:01 p.m., Eastern Time, on the same date. As of the record date, we had 220,851,816 shares of common stock outstanding and upon the effectiveness of the reverse stock split, we had 4,417,037 shares of common stock outstanding. Instead of issuing fractional shares as a result of the reverse stock split, stockholders received cash payments for such fractional shares after our transfer agent sold all of the aggregated fractional shares of common stock.
Equity Compensation Plan Information
(as of December 31, 2008)

			Number of securities
			remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity
	exercise of	outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity Compensation Plans Approved by Security Holders	934,510	$506.49	1,177,690	(1)(2)
Equity Compensation Plans Not Approved by Security Holders	13,325 (3)	$0.00	—

Total	947,835	$506.49	1,177,690

(1)	Includes 610,359 shares of common stock available for grants of stock options, restricted stock, stock appreciation rights and other stock-based awards under our Amended and Restated 2000 Long-Term Incentive Plan (the “LTIP”) and 567,331 shares of common stock available for issuance under our Amended and Restated Employee Stock Purchase Plan (the “ESPP”). Effective as of January 14, 2009, we terminated the ESPP program.

(2)	Under the LTIP, the number of shares of common stock authorized for grants or awards is 1,843,586. Under the ESPP, the number of shares of our common stock available for purchase is 75,322 shares, plus an annual increase on the first day of each of our fiscal years beginning on July 1, 2001 and ending on June 30, 2026 equal to the lesser of (i) 600,000 shares, (ii) three percent of the shares outstanding on the last day of the immediately preceding fiscal year or (iii) a lesser number of shares as determined by our Board.

(3)	Consists of 13,325 outstanding RSUs held by Mr. Harbach, all of which were non-LTIP grants.
Issuer Purchases of Equity Securities
     The following table provides information relating to our purchase of shares of common stock of the Company in 2008:

Approximate
Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
			as Part of	Under Publicly
			Publicly	Announced Plans
	Total Number of	Average Price	Announced Plans	or Programs
Period	Shares Purchased	per Share	or Programs(1)	($ in millions)(1)
January 1, 2008— December 31, 2008	2,321 (2)	$65.85	—	$64.3

(1)	In July 2001, our Board authorized us to repurchase up to $100.0 million of our common stock. Any shares so repurchased are held as treasury shares. During 2008, there were no open market purchases by the Company of our common stock.

(2)	In 2008, as permitted under the LTIP, we acquired an aggregate of 1,979 shares of our common stock for an aggregate price of $117,684 in connection with share withholding for payroll tax obligations due from employees and former employees for the issuance of shares of common stock upon settlement of RSUs. Additionally, we acquired an aggregate of 342 shares of our common stock in connection with repayment of RSU gains realized totaling $35,180 from employees who terminated for cause.

COMPARATIVE STOCK PERFORMANCE
     Our Peer Group (the “Peer Group”) consists of Accenture Ltd, Computer Sciences Corporation, Electronic Data Systems Corporation (acquired by HP in August of 2008) and Cap Gemini SA. We believe that the members of the Peer Group are most comparable to us in terms of client base, service offerings and size.
     The following graph compares the total stockholder return on our common stock from 2004 through 2008 with the total return on the Standard & Poor’s (“S&P”) 500 Index and the Peer Group. The graph assumes that $100 is invested initially and all dividends are reinvested.

ITEM 6. SELECTED FINANCIAL DATA
     Our selected financial data is derived from our audited Consolidated Financial Statements and related Notes included elsewhere in this report as of and for the years ended December 31, 2008, 2007 and 2006. The selected data as of and for the years ended December 31, 2005 and 2004 are also derived from audited financial statements, unless noted otherwise. Through June 30, 2003, our fiscal year ended on June 30. In February 2004, our Board approved a change in our fiscal year-end to a twelve-month period ending December 31. Selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the Consolidated Financial Statements and the related Notes included herein.
Statements of Operations

	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Revenue	$3,197,041	$3,455,562	$3,444,003	$3,388,900	$3,375,782

Costs of service:
Costs of service(1)(2)	2,521,254	2,966,168	2,863,856	3,001,327	2,816,559
Lease and facilities restructuring charge	(3,524)	20,869	29,621	29,581	11,699

Total costs of service	2,517,730	2,987,037	2,893,477	3,030,908	2,828,258
Gross profit	679,311	468,525	550,526	357,992	547,524
Amortization of purchased intangible assets	—	—	1,545	2,266	3,457
Goodwill impairment charge(3)	—	—	—	166,415	397,065
Selling, general and administrative expenses(1)(2)	550,818	701,317	748,250	750,867	641,176

Operating income (loss)	128,493	(232,792)	(199,269)	(561,556)	(494,174)
Insurance settlement	—	—	38,000	—	—
Interest /other expense, net(4)	(91,811)	(57,698)	(19,774)	(37,966)	(17,644)
Loss on early extinguishment of debt	—	—	—	—	(22,617)

Income (loss) before taxes	36,682	(290,490)	(181,043)	(599,522)	(534,435)
Income tax expense(5)	68,754	72,233	32,397	122,121	11,791

Net income (loss) applicable to common stockholders(6)	(32,072)	(362,723)	(213,440)	(721,643)	(546,226)

Income (loss) per share:
Net (income) loss applicable to common stockholders — basic and diluted	$(7.18)	$(83.90)	$(50.30)*	$(179.50)*	$(138.61)*

*	Unaudited for reverse stock split, see “Available Information” and Note 1, “Reverse Stock Split.”

Balance Sheet Data

	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Cash, cash equivalents, and restricted cash(7)	$353,132	$468,518	$392,668	$376,587	$265,863
Total assets	1,654,915	1,981,404	1,939,240	1,972,426	2,182,707
Long-term liabilities(8)	1,336,135	1,538,801	1,078,930	976,501	648,565
Total debt	976,916	974,643	671,850	674,760	423,226
Total liabilities(8)	2,201,146	2,450,693	2,116,541	2,017,998	1,558,009
Total stockholders’ (deficit) equity(8)	(546,231)	(469,289)	(177,301)	(45,572)	624,698

(1)	During the year ended December 31, 2008, an adjustment of $77.2 million was recorded to reverse expenses recorded in 2007 associated with the performance share unit (“PSU”) and performance cash award (“PCA”) plans, comprised of $62.7 million within costs of service and $14.5 million within selling, general and administrative expenses, due to the Company’s estimate of the performance condition not being probable of achievement at the end of the plan period. During the year ended December 31, 2008, an additional adjustment was recorded of $37.0 million, which increased net income, comprised of $36.6 million within cost of service and $0.4 million within selling, general and administrative expense, to adjust accruals associated with global tax equalization expense. During the year ended December 31, 2008, severance expenses of $27.6 million were recorded, comprised of $22.1 million within costs of service and $5.5 million within selling, general and administrative expenses resulting from routine adjustments to the size of our workforce to better meet the needs of the business.

(2)	During the year ended December 31, 2007, an adjustment of $7.6 million was recorded, comprised of $2.5 million within costs of service and $5.1 million within selling, general and administrative expenses, to adjust the stock-based compensation expense to account for an increase in the estimated forfeiture rate and capture the impact of unanticipated forfeitures that occurred in the fourth quarter of 2007.

(3)	During the years ended December 31, 2005 and 2004, we recorded goodwill impairment charges of $166.4 million and $397.1 million, respectively.

(4)	During the year ended December 31, 2004, we recorded a change in accounting principle resulting in a charge of $0.5 million related to the elimination of a one-month lag in reporting for certain Asia Pacific subsidiaries, as well as a subsidiary within the EMEA region. While the elimination of the one-month lag is considered a change in accounting principle, the effect of the change is included in other income (expense) due to the immateriality of the change in relation to consolidated net loss.

(5)	During the year ended December 31, 2005, we recorded a valuation allowance of $55.3 million, primarily against our U.S. deferred tax assets to reflect our conclusion that it is more likely than not that these tax benefits would not be realized.

(6)	During the fourth quarter of 2006, the one-month reporting lag in the remaining EMEA entities was eliminated. The elimination of one month of activity increased our 2006 consolidated net loss for the year ended December 31, 2006 by $1.2 million.

(7)	Restricted cash amounts at December 31, 2007, 2006, 2005 and 2004 were $1.7 million, $3.1 million, $121.2 million and $21.1 million, respectively.

(8)	During the year ended December 31, 2007, we recognized an increase of approximately $119.8 million in liability for unrecognized tax benefits, which was reflected as an increase to the January 1, 2007 balance of accumulated deficit as a result of adopting the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007.
Note: On February 18, 2009, the Debtors filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The selected financial data set forth above does not reflect the impact of the Chapter 11 filing.

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
Overview
     Historically, we strived to be recognized as the world leader in management and technology consulting, admired for our passion and respected for our ability to solve our clients’ most important challenges. We provide strategic consulting applications services, technology solutions and managed services to government organizations, Global 2000 companies and medium-sized businesses in the United States and internationally. Historically, in North America, we provided consulting services through our Public Services, Commercial Services and Financial Services industry groups in which we focused significant industry-specific knowledge and service offerings to our clients. Outside of North America, historically, we were organized on a geographic basis, with operations in EMEA, the Asia Pacific region and Latin America.
     Chapter 11 Bankruptcy Proceedings and Sale Transactions
     On February 18, 2009, the Debtors filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court.  The chapter 11 cases are being jointly administered under the caption “In re BearingPoint, Inc., et al.,” Case No. 09-10691 (REG) (the “Chapter 11 Cases”).  The Debtors will continue to manage their properties and operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  In addition, as part of the relief granted to the Debtors on the Petition Date, the Bankruptcy Court entered an order confirming that the Company’s subsidiaries that are domiciled outside of the United States are not part of the Chapter 11 Cases. The Debtors may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
     As set forth in more detail below, the Company has sold significant portions of its businesses and assets and has entered into agreements or is in negotiations to sell its remaining businesses and assets. It is expected that upon the consummation of these transactions the Company will wind down its operations and cease to operate as a going concern.
     On November 13, 2008, the NYSE notified the Company that it had decided to suspend trading in the Company’s common stock prior to market open on November 17, 2008, based on its determination that the trading price of the Company’s common stock was “abnormally low.” The Company appealed the NYSE’s decision to suspend the trading of its common stock; however, due to the commencement of the Chapter 11 Cases, the Company withdrew its appeal on March 5, 2009 and the Company’s common stock was delisted from the NYSE effective as of March 19, 2009.
     The decision to seek relief under the Bankruptcy Code was made after an exhaustive review of alternative options.  In addition to significantly reducing our debt burden, the bankruptcy filing resolved potential defaults relating to our near-term cash payment obligations, including the right of the holders of the 5.00% Convertible Senior Debentures to require us to repurchase the 5.00% Convertible Senior Debentures, as early as April 2009, at a purchase price equal to 100% of the principal amount of $200 million, plus any accrued and unpaid interest.  Our failure to repurchase these debentures pursuant to the holders’ option would have caused a cross default under certain other of our debentures and our 2007 Credit Facility. Such a cross default, in turn, would have caused all amounts outstanding thereunder to accelerate.  The bankruptcy filing also resolved the prospect that we would have to repay all of our outstanding debt in the event our common stock is delisted from the NYSE. The chapter 11 filing, however, has resulted in the acceleration of these debt obligations. Accordingly, they became automatically due and payable on the Petition Date, subject to an automatic stay pursuant to the Bankruptcy Code of any action to collect or recover a claim against the Debtors.
     On the Petition Date, the Debtors filed the Plan, which embodied the proposed terms of the Debtors’ restructuring. The Secured Lenders, who are parties to the 2007 Credit Facility, agreed in principle to support the Plan. As proposed, the Plan provides, among other things, that:

•	New Senior Secured Credit Facility. The 2007 Credit Facility would be replaced with a new senior secured credit facility as follows: term loan in the amount of $272 million plus accrued interest and a synthetic letter of credit facility in the amount of up to $130 million; plus the issuance of new convertible preferred stock with a liquidation preference of $50 million, plus accrued and unpaid dividends, which would be convertible into class 3 common stock (as described below).

•	Unsecured Debt. All unsecured debt would be exchanged for three different classes of common stock. Holders of the 5.00% Convertible Senior Debentures and holders of the $40 million 0.50% Convertible Senior Subordinated Debentures due 2010 would receive shares of class 1 common stock. Holders of the $250 million 2.50% Series A Convertible Subordinated Debentures due 2024 and holders of the $200 million 2.75% Series B Convertible Subordinated Debentures due 2024 would receive shares of class 2 common stock. Certain general unsecured creditors would receive shares of class 3 common stock. The three classes of common stock would be entitled to the same dividends, distributions and voting rights, except that until the holders of class 1 common stock had received dividends and distributions of $240 million, such holders would be entitled to the dividend, distribution and voting rights (except with respect to the election of directors) of the holders of class 2 common stock.

•	Existing Equity. All existing equity in the Company would be cancelled for no consideration.
     However, as previously announced and as discussed in more detail below, the Company has actively marketed the sale of its businesses and assets to potential bidders during the pendency of the Chapter 11 Cases. The Company expects that the proposed Plan will be modified to reflect the Sale Transactions described below. If the Company is successful in selling all or substantially all of its assets, it will result in the liquidation of the Company’s business and the Company would cease to operate as a going concern.
     In order for a plan of reorganization to be confirmed by the Bankruptcy Court, such plan must be voted on by holders of impaired claims and must satisfy certain requirements of the Bankruptcy Code.  Confirmation of a plan by a Bankruptcy Court would make the plan binding on the Debtors, any issuer of securities under the plan, any person acquiring property under the plan and any of the Debtors’ creditors or equity interest holders.  Subject to certain limited exceptions, the order confirming a plan of reorganization will generally discharge the Debtors from any debt that arose prior to the date the Debtors filed the Chapter 11 Cases, and substitutes for such debt the obligations specified under the confirmed plan.
     The Bankruptcy Court granted all of the relief sought by the Debtors on the Petition Date, including our motion for interim authority to use the Cash Collateral, which provides us with continued access to funds to operate our business. The Debtors’ use of the Cash Collateral must be in accordance with a budget setting forth their anticipated cumulative cash receipts and expenditures on a weekly basis and all necessary and required cumulative expenses which the Debtors expect to incur during each week of the budget. The Debtors’ failure to use the Cash Collateral in accordance with the budget could, depending on the extent of the deviation, result in the Debtors losing access to the funds. The Bankruptcy Court also entered an interim order establishing notification procedures and restrictions in connection with holding and trading in our common stock and debt securities and certain of our other liabilities. The order is intended to preserve, to the greatest extent possible, the potential value of certain of our tax attributes, both during the pendency of the Chapter 11 Cases and following emergence from bankruptcy. A final hearing confirming our ability to use the Cash Collateral occurred on April 15, 2009.
     As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors on February 27, 2009.
     On March 5, 2009, the Debtors filed their schedules of assets and liabilities and their statements of financial affairs with the Bankruptcy Court. On March 11, 2009, the Bankruptcy Court issued an order establishing April 17, 2009 as the deadline for each person or entity other than a governmental unit (as defined in the Bankruptcy Code) to file a proof of claim against any of the Debtors to assert any claim.
     On March 23, 2009, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement with Deloitte LLP pursuant to which the Company and certain of its subsidiaries agreed to sell a significant portion of their assets related to the Company’s North American Public Services business to Deloitte and Deloitte agreed to assume certain liabilities associated with these assets as set forth in the Asset Purchase Agreement (the “Deloitte Transaction”). On April 17, 2009, the Bankruptcy Court approved this sale. The closing of the Deloitte Transaction occurred on May 8, 2009. In connection with the closing, the Company received net proceeds of approximately $329.3 million (subject to certain contractual adjustments).
     Under the 2007 Credit Facility, the Company is obligated to repay the lenders amounts borrowed if it sells assets in excess of $15 million. The Bankruptcy Court’s order approving the Deloitte Transaction provided that all liens, claims, and encumbrances attached to the proceeds of such sale. While the undisputed amount of liens totaled $255 million, Wells Fargo and the Official Committee of Unsecured Creditors have entered into an agreed order stipulating that the disputed amount of such liens totals no more than $1.5 million in the aggregate. In accordance with the Bankruptcy Court’s order approving the Deloitte Transaction and the undisputed security interests of the lenders under the 2007 Credit Facility, on or about May 13, 2009, the Company made a payment in the amount of $255 million to Wells Fargo from the proceeds of the Deloitte Transaction.
     On April 2, 2009, BearingPoint International Bermuda Holdings Limited, an indirect subsidiary of the Company, entered into a Share Sale Agreement with PwC Advisory Co., Ltd. (“PwC Japan”), the Japanese member firm of the PricewaterhouseCoopers global network of firms, for the sale of the Company’s consulting business in Japan to PwC Japan (the “PwC Japan Transaction”). Pursuant to the Share Sale Agreement, PwC Japan agreed to purchase BearingPoint Co., Ltd. (Chiyoda-ku) (“BearingPoint Japan”), an indirect, wholly-owned subsidiary of the Company, through the purchase of all issued and outstanding shares of BearingPoint Japan. The Company generated cash of approximately $45 million in connection with the PwC Japan Transaction. In addition, in connection with the PwC Japan Transaction, PwC Japan assumed the intercompany debt owed by certain non-Debtor subsidiaries of the Company to BearingPoint Japan. The closing of the PwC Japan Transaction occurred on May 11, 2009.
     On April 17, 2009, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement with PricewaterhouseCoopers LLP (“PwC”) pursuant to which the Company agreed to sell a substantial portion of its assets related to its North American Commercial Services business unit, including Financial Services (collectively, the “CS Business”), to PwC, and PwC agreed to assume certain liabilities associated with these assets (the “PwC U.S. Transaction”). In addition, an affiliate of PwC also entered into a definitive agreement to purchase the equity interests of BearingPoint Information Technologies (Shanghai) Limited (“BearingPoint China GDC”), a subsidiary of the Company that operates a global development center in China, and certain assets of a separate global development center in India (the “PwC China/India Transaction,” and together with the PwC U.S. Transaction, the “PwC Commercial Services Transaction”). On April 27, 2009, the Bankruptcy Court approved bidding procedures in connection with an auction of all or substantially all of the assets of the CS Business and BearingPoint China GDC (the “Auction”). The Auction was held on May 27, 2009 and concluded on May 28, 2009. At a hearing on May 28, 2009, the Bankruptcy Court approved PwC as the winning bidder at the Auction. Under the terms of the winning bid, the aggregate purchase price for the PwC Commercial Services Transaction to be paid by PwC is approximately $44 million (subject to certain contractual adjustments). The closing of the PwC Commercial Services Transaction is expected to occur by the end of June 2009 and is subject to customary closing conditions.
     On April 20, 2009, the Board of Directors of the Company authorized the Company to enter into a non-binding term sheet for the sale of its EMEA business to local management. Additionally, the Company is in negotiations with other parties and local management to sell its Latin America practices and sell various Asia Pacific practices other than BearingPoint Japan and BearingPoint China GDC and is in various stages of negotiations to sell certain remaining assets that were not, or will not be, sold pursuant to other transactions. These potential transactions, together with the Deloitte Transaction, the PwC Japan Transaction and the PwC Commercial Services Transaction, are referred to collectively as the “Sale Transactions.”
     The purpose of these Sale Transactions is to sell all or substantially all of our business and assets to third parties or local management. Although certain of the Sale Transactions must be approved by the Bankruptcy Court and the Sale Transactions are subject to a number of risks, we expect that the Plan will be modified to reflect the Sale Transactions and that the Chapter 11 Cases will result in a liquidation of BearingPoint’s business and assets under either chapter 11 or chapter 7 of the Bankruptcy Code, such that BearingPoint will cease to operate as a going concern. There can be no assurance that the Sale Transactions will be completed.
     Operating in bankruptcy imposes significant risks and uncertainties on our business. See Item 1A — “Risk Factors — Risks Relating to Bankruptcy” for a discussion of the risks and uncertainties relating to our business and investing in our securities as a result of the Chapter 11 Cases.
     Additional information about our Chapter 11 Cases is available on our website www.bearingpoint.com and can be found by clicking on “Restructuring Information.”  Our internet website and the information contained or incorporated therein are not intended to be incorporated into this Annual Report.

     Going Concern
     As discussed above, we expect that the Plan will be modified to reflect the Sale Transactions and that the Chapter 11 Cases will result in a liquidation of our business and assets under either chapter 11 or chapter 7 of the Bankruptcy Code, with the Debtors ceasing to operate as a going concern. In addition, Ernst & Young LLP’s report on the Company’s 2008 consolidated financial statements states that uncertainties inherent in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern.
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
     Historically, as economic uncertainties increase, clients’ interests in business and technology consulting have turned more to improving existing processes and reducing costs rather than investing in new innovations. Demand for our services, as evidenced by new contract bookings, also does not uniformly follow changes in economic cycles. Consequently, we may experience rapid decreases in new contract bookings at the onset of significant economic downturns while the benefits of economic recovery may take longer to realize. Generally, during time of economic uncertainty, our business plan places significant emphasis on continuing cost reduction and consolidation efforts, monitoring utilization rates, and making conservative estimates of minimal to no revenue growth. Nonetheless, most bookings are subject to cancellation on short notice and we may be unable to rapidly and effectively adjust our cost structure if we experience significant cancellations or deferrals of work.
     The markets in which we provide services are increasingly competitive and global in nature. While supply and demand in certain lines of business and geographies may support price increases for some of our standard service offerings from time to time, to maintain and improve our profitability we must constantly seek to improve and expand our unique service offerings and deliver our services at increasingly lower cost levels. Our Public Services industry group, which was our largest, also must operate within the U.S. Federal, state and local government markets where unique contracting, budgetary and regulatory regimes control how contracts are awarded, modified and terminated. Budgetary constraints or reductions in government funding may result in the modification or termination of long-term government contracts, which dramatically affect that business.
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
     Our gross profit consists of revenue less our costs of service. The primary components of our costs of service include professional compensation and other direct contract expenses. Professional compensation consists of payroll costs and related benefits associated with client service professional staff (including bonuses, the vesting of various stock awards, tax equalization for employees on foreign and long-term domestic assignments and costs associated with reductions in workforce). Other direct contract expenses include costs directly attributable to client engagements. These costs include out-of-pocket costs such as travel and subsistence for client service professional staff, costs of hardware and software, and costs of subcontractors. If we are unable to adequately control or estimate these costs, or properly anticipate the sizes of our client service and support staff, our profitability suffers.
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
Discussion of Certain 2008 Financial Results
     Our overall performance in 2008 was negatively impacted by the global economic downturn, coupled with continued concerns by our clients over our financial stability, particularly in light of the rights of the holders of our 5.00% Convertible Senior Debentures to demand payment of up to the entire principal amount of those debentures as early as April 2009 and potential acceleration of all amounts under our various debt instruments upon a delisting of our common stock from the NYSE.
     Of particular note in 2008 are the following:
•	New contract bookings for 2008 were $2,710.6 million, a decrease from new contract bookings of $2,864.9 million for 2007.

•	During the year ended December 31, 2008, an adjustment of $66.6 million and $10.6 million was recorded to reverse expenses recorded in 2007 associated with the PSU and PCA plans, respectively, due to the Company’s estimate of the performance conditions not being probable of achievement at the end of the plan period.

•	Global tax equalization refers to our policy of estimating and recording expenses to ensure that our employees working on domestic long-term and foreign short-term assignments outside of their home tax jurisdiction will be subject to the same level of personal tax as their home tax jurisdiction. If the estimated tax equalization liability is determined to be greater or less than the amount due upon final settlement, the difference is recorded in the current period. During 2008, we reversed accruals of $37.0 million in connection with our global tax equalization policy, which resulted in our professional compensation expense being reduced by this amount.

•	During 2008, we implemented numerous new controls in our efforts toward remediating our material weaknesses in internal control over financial reporting. One material weakness remains (see Item 9A of this Annual Report).

•	As of January 1, 2009, we combined three of our business segments: Commercial Services, Financial Services, and Latin America and began managing the operations of these three segments as one combined segment reporting to a single segment leader, and began realigning resources and internal management in order to gain synergies in both costs and revenue.

•	Utilization for 2008 was 78.9%, compared with 77.2% in 2007.

•	As of December 31, 2008, our DSOs stood at 66 days, representing a decrease of 11 days, or 14.3%, from our DSOs at December 31, 2007 of 77 days.

•	Free cash flow for 2008 and 2007 was ($112.1) million and ($231.5) million, respectively. Net cash used in operating activities in 2008 and 2007 was ($63.9) million and ($193.3) million, respectively. Purchases of property and equipment in 2008 and 2007 were $48.2 million and $38.2 million, respectively.

•	During 2008, we spent approximately $39.9 million in connection with the implementation of our new North American financial reporting system, of which $15.6 million was expensed and $24.3 million was capitalized, including $2.1 million of interest costs. We finalized decisions regarding the design of, and obtained licenses for the components needed to substantially replace, our existing North American financial reporting systems. This implementation has been suspended due to the Company’s Sale Transactions.

•	As of December 31, 2008, we had approximately 15,200 full-time employees, including approximately 12,700 consulting professionals, which represented a decrease in billable headcount of approximately 11.8% from full-time employees and consulting professionals at December 31, 2007 of 17,100 and 14,400, respectively.

•	Our voluntary, annualized attrition rate for 2008 was 24.8%, compared to 24.7% for 2007.

•	In 2008, we paid performance-based cash bonuses totaling approximately $30.7 million ($17.2 million to staff and $13.5 million to managing directors), based on 2007 performance. As of December 31, 2008, we had accrued performance-based cash bonuses totaling approximately $19.6 million based on 2008 performance, however, as a result of our bankruptcy and Sale Transactions, we currently do not anticipate paying this full amount.

•	In April 2009, the U.S. Defense Contract Audit Agency (“DCAA”) issued a report on its audit of our financial capability, which concluded that our financial condition is unfavorable for performing government contracts due to our filing for bankruptcy. However, we are still eligible to continue to receive contract awards of all types from the U.S. Federal government. The DCAA examined our financial condition and capability and determined we may not have adequate financial resources to perform government contracts in the current and near-term (up to one year) without extraordinary management actions.

•	At the annual meeting of stockholders, held on December 5, 2008, the Board approved the implementation of a one-for-fifty reverse stock split of the Company’s common stock. The record and effective date for the reverse stock split was December 10, 2008. As of the record date, the Company had 220,851,816 shares of common stock outstanding and upon the effectiveness of the reverse stock split, the Company had 4,417,036 shares of common stock outstanding. The reverse stock split had no effect on the number of authorized shares of common stock.
Segments
     Our reportable segments for 2008 consist of our three North America Industry Groups (Public Services, Commercial Services and Financial Services), our three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Revenue and gross profit information about our segments are presented below, starting with each of our industry groups and then with each of our three international regions (in order of size).
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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Revenue. Our revenue for 2008 was $3,197.0 million, a decrease of $258.5 million, or 7.5%, compared to 2007 revenue of $3,455.6 million. Dampening the impact of revenue declines in 2008 was $87.4 million of favorable impact of the strengthening of foreign currencies, particularly the Euro, the Japanese Yen, and the Brazilian Real, against the U.S. dollar. The following tables present certain revenue information and performance metrics for each of our reportable segments during 2008 and 2007. Amounts are in thousands, except percentages. For additional geographical revenue information, please see Note 18, “Segment Information,” of the Notes to Consolidated Financial Statements.

				Percent	Percent
	Year Ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Revenue
Public Services	$1,368,992	$1,432,645	$(63,653)	(4.4%)	(4.4%)
Commercial Services	386,599	509,789	(123,190)	(24.2%)	(24.2%)
Financial Services	185,978	264,198	(78,220)	(29.6%)	(29.6%)
EMEA	833,520	791,298	42,222	5.3%	(1.2%)
Asia Pacific	324,047	362,715	(38,668)	(10.7%)	(18.3%)
Latin America	101,361	90,091	11,270	12.5%	5.8%
Corporate/Other	(3,456)	4,826	(8,282)	n/m	n/m

Total	$3,197,041	$3,455,562	$(258,521)	(7.5%)	(10.0%)

n/m = not meaningful
•	Public Services revenue decreased in 2008 due to declines in the SLED, Healthcare, and Emerging Markets sectors, partially offset by increases in the Civilian and Defense sectors. The declines in the SLED, Healthcare, and Emerging Markets sectors were primarily due to a reduced demand for services. Additionally SLED was negatively impacted by reductions in revenue due to performance issues on certain SLED contracts, and declines in Emerging Markets sector were the result of our decision to exit certain locations due to security concerns. Revenue growth in the Civilian sector was due to increased activity with existing clients as well as increases in billing rates for our services. Revenue growth in the Defense sector was due to increased demand for our services, and the recognition of $7.7 million in revenue during the first quarter of 2008 relating to work performed in earlier periods for which contract contingencies were resolved in the current period.

•	Commercial Services revenue decreased significantly in 2008 due to declines in all sectors. Revenue decreases were attributable to reduced demand for our services and reductions in the effective rates charged for our services.

•	Financial Services revenue decreased significantly in 2008 due to revenue decreases in the Banking, Services and Global Markets sectors, slightly offset by revenue increases in the Insurance sector. Revenue decreases were attributable, in part, to lower levels of contract signings since the fourth quarter of 2007. These decreases were due to a combination of factors, including reduced demand for our services, and our devoting significant efforts during the first quarter of 2008 to reducing headcount and stabilizing our business model, as many clients deferred new initiatives in the wake of the crisis in the financial markets and became increasingly sensitive to negative perceptions regarding our financial stability. These revenue declines were only slightly offset by increased revenue in the Insurance sector driven by additional efforts on a small number of large client engagements.

•	EMEA revenue increased during 2008 primarily as a result of the favorable impact of the strengthening of foreign currencies, specifically the Euro, against the U.S. dollar. The currency impact further enhanced meaningful revenue growth in Germany and France, and partially offset the effects of revenue decreases in the United Kingdom, Spain, Sweden and Norway. The increase in revenues in Germany and France resulted from both increased billing rates and increased demand for our services. Revenues in Spain continue to decline as a result of our strategic decision to significantly reduce our activities in this country. The revenues in the United Kingdom, Sweden and Norway declined due to the loss of key personnel in the early part of 2008 in these countries.

•	Asia Pacific revenue decreased during 2008 primarily as a result of revenue declines in Australia, and New Zealand. These revenue declines were offset by the favorable impact of the strengthening of the Japanese yen against the U.S. dollar. The favorable impact of the strengthening yen fully offset revenue declines in local currency in Japan, resulting in marginal revenue growth in U.S. dollars. In Australia, we experienced significant attrition and lost a number of key employees, in early 2008, which led to a substantial reduction in our business and lower revenues in 2008. Revenues in Australia were also adversely impacted by the transitioning of work on a large systems implementation contract with a telecommunication client in the support phase. In Japan the decline in revenue in local currency was due largely to the impact of fewer projects related to J-SOX and the decline in rates billed for our work on a particularly large systems implementation contract. In addition, our decision to reduce our presence in New Zealand in late 2007 resulted in significantly less revenue year over year. All countries in the region were significantly impacted by the current economic slowdown, which resulted in reduced bookings and revenue.

•	Latin America revenue increased in 2008 primarily as a result of revenue increases in Brazil and Costa Rica, as well as the favorable impact of the strengthening of the Brazilian Real against the U.S. dollar. These increases were only partially offset by revenue declines in Mexico.

•	Corporate/Other: Our Corporate/Other segment does not contribute significantly to our revenue.
     Gross Profit. During 2008, our revenue decreased $258.5 million and total costs of service decreased $469.3 million when compared to 2007, resulting in an increase in gross profit of $210.8 million, or 45.0%. Gross profit as a percentage of revenue increased to 21.2% for 2008 from 13.6% for 2007. Contributing to the increase in gross profit was $22.3 million as a result of the favorable impact of the strengthening of foreign currencies, primarily the Euro, the Japanese Yen, and Brazilian Real, against the U.S. dollar. The change in gross profit for 2008 compared to 2007 resulted primarily from the following:
•	Professional compensation expense decreased as a percentage of revenue to 48.9% for 2008, compared to 53.8% for 2007. We experienced a net decrease in professional compensation expense of $294.2 million, or 15.8%, to $1,564.2 million for 2008 over $1,858.5 million for 2007. The decrease in professional compensation was primarily due to reductions in headcount in every segment, the reversal of $62.7 million of expenses recorded in 2007 associated with the performance share unit (“PSU”) and performance cash award (“PCA”) plans due to the Company’s estimate of the performance condition not being probable of achievement at the end of the plan period, a $37.0 million adjustment related to the reversal of accruals in connection with our global tax equalization and a decline in cost of service bonus expense of $37.9 million. Dampening the declines in professional compensation was the unfavorable impact of $44.6 million as a result of the strengthening of foreign currencies against the U.S. dollar.

•	Other direct contract expenses decreased as a percentage of revenue to 21.1% for 2008 compared to 23.4% for 2007. We experienced a net decrease in other direct contract expenses of $133.1 million, or 16.5%, to $674.6 million for 2008 from $807.7 million for 2007. The decrease was driven primarily by reduced subcontractor expenses as a result of increased use of our internal resources coupled with a decline in the volume of work. Dampening the declines of other direct contract expenses was the unfavorable impact of $13.9 million as a result of the strengthening of foreign currencies against the U.S. dollar.

•	Other costs of service as a percentage of revenue increased slightly to 8.8% for 2008 from 8.7% for 2007. We experienced a net decrease in other costs of service of $17.6 million, or 5.9%, to $282.4 million for 2008 from $300.0 million for 2007. The decrease was primarily due to a decline in depreciation and amortization expense of $11.3 million, a decline in rent and facilities related expenses of $7.8 million, and a decline in bad debt expense of $3.8 million. Partially offsetting the declines in other cost of service was $11.5 million of expense associated with the settlement of a contract dispute with one particular Public Services client. Additionally, dampening the declines in other cost of service was the unfavorable impact of $6.6 million as a result of the strengthening of foreign currencies against the U.S. dollar.

•	In 2008 we recorded, within the Corporate/Other operating segment, a credit of $3.5 million for lease and facilities restructuring costs, compared to a $20.9 million charge for lease and facilities restructuring costs in 2007. These costs for 2008 related primarily to the fair value of future lease obligations associated with office space, primarily within the EMEA and North America regions, which we no longer use.

     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for years 2008 and 2007 Amounts are in thousands, except percentages.

				Percent	Percent
	Year Ended			Increase	Increase
	December 31,			(Decrease)	(Decrease)
	2008	2007	US$ Change	US$	Local Currency
Gross Profit
Public Services	$328,794	$263,431	$65,363	24.8%	24.8%
Commercial Services	85,736	81,656	4,080	5.0%	5.0%
Financial Services	47,766	41,627	6,139	14.7%	14.7%
EMEA	183,260	153,959	29,301	19.0%	10.5%
Asia Pacific	90,110	81,946	8,164	10.0%	(0.4%)
Latin America	17,433	(11,240)	28,673	255.1%	241.7%
Corporate/Other	(73,788)	(142,854)	69,066	n/m	n/m

Total	$679,311	$468,525	$210,786	45.0%	40.2%

	Year Ended December 31,
	2008	2007
Gross Profit as a Percentage of Revenue
Public Services	24.0%	18.4%
Commercial Services	22.2%	16.0%
Financial Services	25.7%	15.8%
EMEA	22.0%	19.5%
Asia Pacific	27.8%	22.6%
Latin America	17.2%	(12.5%)
Corporate/Other	n/m	n/m
Total	21.2%	13.6%

n/m =	not meaningful
     Changes in gross profit by segment were as follows:
•	Public Services gross profit increased in 2008 despite the decline in revenue, primarily due to the significant reductions in other direct contract expense and professional compensation. These cost savings were primarily due to decreases in subcontractor expenses, the reversal of compensation expense associated with our PSU and PCA plans as discussed above, and the reversal of costs associated with global tax equalization. Though revenue declined during 2008, gross profit was positively impacted by the recognition of $7.7 million in revenue during the first quarter of 2008 relating to work performed in earlier periods for which contract contingencies were resolved in the current period. Gross profit improvements were also attributable to improved results in the Defense and Civilian sectors. The improvements were substantially offset with declines in the SLED and Emerging Markets sectors due to revenue declines coupled with an increase in costs associated with one large loss contract in the SLED sector.

•	Commercial Services gross profit increased in 2008 as the impact of significant revenue declines in most sectors was more than offset by significant reductions in professional compensation, and, to a lesser extent, reductions in other direct contract expenses. The reduction in professional compensation was due primarily to the effects of continuing headcount reductions, including reductions among additional internal personnel allocated to this segment, the reversal of compensation expense associated with our PSU and PCA plans as discussed above, and the reversal of costs associated with global tax equalization.

•	Financial Services gross profit increased slightly in 2008 as the impact of significant revenue decreases were offset by significant decreases in professional compensation, and, to a lesser extent, reductions in other direct contract expenses and other cost of service. The reduction in professional compensation was due primarily to the reversal of compensation expense associated with our PSU and PCA plans discussed above, and, to a lesser extent, accrual reversals for costs associated with global tax equalization recorded during the year, as well as the effects of continuing headcount reductions in response to declining demand for our services.

•	EMEA gross profit increased in 2008 due to the favorable impact of the strengthening of the Euro against the U.S. dollar, as well as increased profitability, primarily in Germany and France. These increases in profitability were driven by increases in revenue coupled with decreases in professional compensation and other costs of services as a result of cost reduction efforts executed throughout the year. Additionally other cost of service also declined due to an asset impairment recorded in 2007 without any corresponding impairment recorded in 2008.

•	Asia Pacific gross profit increased in 2008 due primarily to the favorable impact of the strengthening of foreign currencies against the U.S. dollar, particularly the Japanese yen. Significant declines in revenue, particularly in Australia, Japan, and New Zealand were substantially offset by lower professional compensation and other direct contract expenses. These declines in cost of service were in response to the lower volume of work in the region due to the significant reduction in staffing levels in Australia and New Zealand, a slowing economy, as well as lower use of sub-contracted labor in Japan and a reduction in cost accruals related to loss contracts.

•	Latin America gross profit increased in 2008 due to increases in revenue as well as reductions in professional compensation.

•	Corporate/Other contains rent and facilities expenses not specifically allocated to one of the reportable segments, as well as the residual expenses of our Global Delivery Centers (“GDC’s”) and other cross industry technology resources, which are charged out to our reportable segments as they are utilized on customer facing engagements. In 2008, we experienced declines in lease and facilities charges of $38.0 million, as well as $22.4 million of lower residual expenses for our GDC’s as a result of the change in the method we utilize to cross charge the costs associated with these personnel to the other segments. While the declines in lease and facilities related charges contributed to consolidated growth in gross profit, the lower residual expenses associated with our GDC’s would have been absorbed within the other segments and would not contribute to growth in consolidated gross profit.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $150.5 million, or 21.5%, to $550.8 million for 2008 from $701.3 million for 2007. Selling, general and administrative expenses as a percentage of gross revenue decreased to 17.2% for 2008 from 20.3% for 2007. The decrease was primarily due to reduced costs directly related to the closing of our financial statements, primarily related to subcontracted labor, as well as savings from the reduction in the size of our sales force. In addition, significant declines were due to a reduction in stock compensation expenses and bonus expenses totaling $14.5 million related to the reversal of expense associated with our PSU and PCA plans as discussed above, and savings in marketing expense in response to the current economic conditions.
     Interest Income. Interest income was $7.4 million and $12.1 million in 2008 and 2007, respectively. Interest income is earned primarily from cash and cash equivalents, including money-market investments. The decline in interest income was due to lower levels of cash invested during 2008, as well as declines in market rates on those investments during the year.
     Interest Expense. Interest expense was $61.0 million and $61.2 million in 2008 and 2007, respectively. Interest expense is attributable to our debt obligations, consisting of interest due along with amortization of loan costs and loan discounts.
     Other Expense, net. Other expense, net, was $38.2 million and $8.6 million in 2008 and 2007, respectively. The balances in each period primarily consisted of foreign currency exchange gains and losses associated with the revaluation of our intercompany payables and receivables.
     Income Tax Expense. We incurred income tax expense of $68.8 million in 2008 and income tax expense of $72.2 million in 2007. The principle reasons for the differences between the effective income tax rate on loss from continuing operations of 187.4% and (24.9)% for 2008 and 2007, respectively, and the U.S. Federal statutory income tax rate were: nondeductible meals and entertainment expense of $19.0 million and $19.0 million; changes to deferred tax asset valuation allowance of $(12.7) million and $125.6 million; state and local income taxes of $1.7 million and $(12.4) million; foreign recapitalization and restructuring of $24.7 million and $17.3 million; foreign taxes of $11.0 million and $17.4 million; tax on unremitted foreign earnings of $22.1 million and $0; prior year tax refund claims of $(5.6) million and $0: income tax reserves of $(1.9) million and $12.5 million; non-deductible intercompany charges and interest of $7.5 million and $7.8 million; foreign dividend income of $7.0 million and $1.0 million; and other non-deductible items of $(2.2) million and $17.4 million, respectively.
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
     In 2008, we realized a net loss of $32.1 million, or a loss of $7.18 per share, representing a decrease of $330.7 million over a net loss of $362.7 million, or a loss of $83.90 per share in 2007. This change in net loss was primarily attributable to:
•	An increase in gross profit of $210.8 million in 2008;

•	A decrease in selling, general and administrative expenses of $150.5 million in 2008; and offset by

•	An increase in other expense of $29.6 million in 2008 due to foreign currency exchange losses associated with the revaluation of our intercompany payables and receivables.
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
     Gross Profit. During 2007, our revenue increased $11.6 million and total costs of service increased $93.6 million when compared to 2006, resulting in a decrease in gross profit of $82.0 million, or 14.9%. Gross profit as a percentage of revenue decreased to 13.6% for 2007 from 16.0% for 2006. The change in gross profit for 2007 compared to 2006 resulted primarily from the following:
•	Professional compensation expense increased as a percentage of revenue to 53.8% for 2007, compared to 50.1% for 2006. We experienced a net increase in professional compensation expense of $133.0 million, or 7.7%, to $1,858.5 million for 2007 over $1,725.5 million for 2006. The increase in professional compensation was primarily due to merit-based annual salary increases, increases in stock-based compensation expense for PSUs, RSUs and, to a lesser extent, cash bonuses.

•	Other direct contract expenses decreased as a percentage of revenue to 23.4% for 2007 compared to 25.8% for 2006. We experienced a net decrease in other direct contract expenses of $80.4 million, or 9.1%, to $807.7 million for 2007 from $888.2 million for 2006. The decrease was driven primarily by reduced subcontractor expenses as a result of increased use of our internal resources. In addition, the decline was driven by higher other direct contract expenses recorded in the first quarter of 2006 related to the HT Contract.

•	Other costs of service as a percentage of revenue increased to 8.7% for 2007 from 7.3% for 2006. We experienced a net increase in other costs of service of $49.8 million, or 19.9%, to $300.0 million for 2007 from $250.2 million for 2006. The increase was primarily due to an increase in non-billable employees over the prior year, due in part to the redeployment of existing employees from client-facing roles to practice support roles, which resulted in related salaries and expenses now being reflected in other costs of service rather than professional compensation expense.

•	In 2007 we recorded, within the Corporate/Other operating segment, a charge of $20.9 million for lease and facilities restructuring costs, compared to a $29.6 million charge for lease and facilities restructuring costs in 2006. These costs for 2007 related primarily to the fair value of future lease obligations associated with office space, primarily within the EMEA and North America regions, which we will no longer be using.
     Gross Profit by Segment. The following tables present certain gross profit and margin information and performance metrics for each of our reportable segments for years 2007 and 2006. Amounts are in thousands, except percentages.

	Year Ended December 31,
	2007	2006	$ Change	% Change
Gross Profit
Public Services	$263,431	$263,841	$(410)	(0.2)%
Commercial Services	81,656	81,419	237	0.3%
Financial Services	41,627	135,187	(93,560)	(69.2)%
EMEA	153,959	129,523	24,436	18.9%
Asia Pacific	81,946	80,448	1,498	1.9%
Latin America	(11,240)	9,058	(20,298)	n/m
Corporate/Other	(142,854)	(148,950)	6,096	n/m

Total	$468,525	$550,526	$(82,001)	(14.9)%

	Year Ended December 31,
	2007	2006
Gross Profit as a Percentage of Revenue
Public Services	18.4%	19.7%
Commercial Services	16.0%	14.7%
Financial Services	15.8%	33.9%
EMEA	19.5%	18.4%
Asia Pacific	22.6%	22.3%
Latin America	(12.5)%	11.0%
Corporate/Other	n/m	n/m
Total	13.6%	16.0%

n/m =	not meaningful
     Changes in gross profit by segment were as follows:
•	Public Services gross profit remained relatively unchanged in 2007. Significant year-over-year revenue increases were offset by a significant increase in professional compensation expense of $80.4 million, or 13.5%, over 2006, and additional costs and revenue write-downs of approximately $15 million were taken on two of our SLED sector contracts. The increase in professional compensation expense was associated with the hiring of additional personnel needed to meet the demand for our services, as well as bonus payments and accruals, and increases in stock-based compensation expense.

•	Commercial Services gross profit remained relatively unchanged in 2007, with declines in subcontractor expenses, professional compensation and reimbursable client expenses being partially offset by reductions in revenue and contract losses. In 2006, Commercial Services gross profit was negatively impacted by losses of approximately $86.2 million attributable to settlements reached with two telecommunications clients, as compared to losses of approximately $16.7 million in 2007, primarily in connection with a single Communications and Media sector project.

•	Financial Services gross profit significantly decreased in 2007, primarily due to significantly lower revenue combined with a decline in higher margin engagements in the total mix of engagements. Declines in revenue were partially offset by declines in compensation expense, reimbursable client expenses and subcontractor expenses. These declines in costs of services were at a slower pace than the declines in revenue, resulting in lower gross profits in 2007 as compared to 2006.

•	EMEA gross profit increased in 2007, primarily due to overall higher revenue in the EMEA region as well as improved profitability in Germany, France and Switzerland as a result of higher utilization and lower costs. This increase was partially

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
     Net Loss. For 2007, we incurred a net loss of $362.7 million, or a loss of $83.90 per share. Contributing to the net loss for 2007 were $60.1 million of bonus expense (which includes, among other things, $6.3 million related to 2006 performance bonuses,

$10.6 million related to the PCAs and $30.3 million expected to be paid in 2008 for 2007 performance), $97.1 million of non-cash compensation expense related to the vesting of stock-based awards, $20.9 million of lease and facilities restructuring charges, and the previously mentioned $83.5 million in external costs related to the preparation of our financial statements, our auditors’ review and audit of our financial statements and the testing of internal controls. For 2006, we incurred a net loss of $213.4 million, or a loss of $50.30 per share. Contributing to the net loss for 2006 were $48.2 million of losses related to the previously mentioned settlements with telecommunications clients, $57.4 million of bonus expense, $53.4 million of non-cash compensation expense related to the vesting of stock-based awards, $29.6 million of lease and facilities restructuring charges and the previously mentioned $33.6 million year over year increase in external costs related to the closing of our financial statements.
Obligations and Commitments
     As of December 31, 2008, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments. These obligations were affected by the Debtors filing voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and therefore may not be paid in full as a result. Amounts are in thousands.

		Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations
Short-term and long-term debt(1)	1,238,773	238,693	98,152	319,978	581,950
Operating leases	234,763	75,453	92,254	45,513	21,543
Purchase obligations(2)	98,201	57,751	30,558	9,372	520
Obligations under the pension and postretirement medical plans	60,414	4,164	9,395	10,901	35,954

Total(3)	1,632,151	376,061	230,359	385,764	639,967

(1)	Short-term and long-term debt includes both principal and interest scheduled payment obligations. Certain of our debt allows the holders the right to convert the debentures into shares of our common stock or cash (at the Company’s option) in earlier periods than presented above. For additional information, see Note 6, “Notes Payable,” of the Notes to Consolidated Financial Statements.

(2)	Purchase obligations include material agreements to purchase goods or services, principally software and telecommunications services, that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. From time to time, our operating segments, particularly our Public Services segment, enter into agreements with vendors in the normal course of business that support existing contracts with our clients (“client vendor agreements”). The vast majority of these client vendor agreements involve subcontracts for services to be provided by third-party vendors. These agreements may be in the form of teaming agreements or may be a client requirement, and can span multiple years, depending on the duration of the underlying arrangement with our clients. We are liable for payments to vendors under these client vendor agreements. We are unable to cancel some of these client vendor agreements unless the related agreement with our client is terminated and/or upon payment of a penalty. However, our clients are generally obligated by contract to reimburse us, directly or indirectly, for payments we make to vendors under these agreements. We are not aware of any payments we have been required to make to vendors after a related client contract has been terminated. We currently estimate that the total payments we could be obligated to make under all client vendor agreements known to us would be approximately $57,237; however, we are unable to identify which of these agreements might constitute purchase obligations.

(3)	The above table does not reflect unrecognized tax benefits of $285,576. Due to uncertainty regarding the completion of tax audits and possible outcomes, the estimate of obligations related to unrecognized tax benefits cannot be made. For additional information, see Note 14, “Income Taxes,” to the Consolidated Financial Statements.

Liquidity and Capital Resources
Chapter 11 Filing
     As disclosed above, on February 18, 2009, the Debtors filed voluntary petitions for relief under chapter 11 of title 11 of the Bankruptcy Code in the Bankruptcy Court.  For additional information regarding the Company’s liquidity and capital resources see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview — “Chapter 11 Bankruptcy Proceedings and Sale Transactions”.
     The following table summarizes the cash flow statements for the year ended December 31, 2008, 2007 and 2006 (amounts are in thousands):

	Year Ended December 31,
				2007 to 2008
	2008	2007	2006	Change
Net cash (used in) provided by:
Operating activities	$(63,858)	$(193,295)	$60,970	$129,437
Investing activities	(49,986)	(36,834)	65,280	(13,152)
Financing activities	(567)	290,566	(7,316)	(291,133)
Effect of exchange rate changes on cash and cash equivalents	(2,740)	16,807	15,297	(19,547)

Net increase in cash and cash equivalents	$(117,151)	$77,244	$134,231	$(194,395)

     Operating Activities. Net cash used in operating activities during 2008 decreased $129.4 million over 2007. This decrease was primarily attributable to a decline in net loss, net of non-cash items, as well as decreases to our unbilled revenue, accounts receivable and deferred revenue, despite a decrease in DSOs during 2008.
     Net cash used in operating activities during 2007 increased $254.3 million over 2006. This increase was primarily attributable to an increase in net loss, net of non-cash items, the timing of payment of significant amounts of accounts payable and, to a lesser degree, increases to our combined accounts receivable and unbilled revenue despite a decrease in DSOs during 2007.
     Investing Activities. Net cash used in investing activities increased $13.2 million during 2008 from 2007. This increase was attributable to an increase in capital expenditures of $10.0 million in 2008 from 2007 and an additional $1.8 million of restricted cash was posted as collateral for letters of credit and surety bonds during 2008.
     Net cash used in investing activities during 2007 increased $102.1 million over 2006. This increase was predominantly due to the release of restricted cash posted as collateral for letters of credit and surety bonds. The increase was offset by a decrease of $14.6 million in capital expenditures in 2007 over 2006.
     Financing Activities. Net cash used in financing activities during 2008 was $0.6 million. Net cash provided by financing activities during 2007 was $290.6 million, resulting primarily from the proceeds received from the term loans under the 2007 Credit Facility with an aggregate principal amount of $300.0 million.
     At December 31, 2008, we had global cash balances of $353.1 million. The Company’s ability to generate cash will be governed by its plan of reorganization and its bankruptcy filing as disclosed above.
     In addition, issuances of common stock under the ESPP generated $1.7 million, $12.4 million and $0 in cash during 2008, 2007 and 2006, respectively. Because we were not current in our SEC periodic reports in 2006, we were unable to issue freely tradable shares of our common stock and had not issued shares under the LTIP or ESPP since early 2005. These sources of financing became available to us again once we became current in our SEC periodic reports in 2007; however, we terminated the ESPP effective January 14, 2009.

Debt Obligations
     The following tables present a summary of the activity in our debt obligations for 2008 and 2007 (amounts are in thousands):

	Balance				Balance
	December 31,				December 31,
	2007	Borrowings	Repayments	Other(1)	2008
Convertible debentures	$675,611	$—	$—	$4,910	$680,521
Term Loans under the 2007 Credit Facility	297,750	—	—	—	297,750
Other	1,282	3,249	(5,886)	—	(1,355)

Total notes payable	$974,643	$3,249	$(5,886)	$4,910	$976,916

	Balance				Balance
	December 31,				December 31,
	2006	Borrowings	Repayments	Other(1)	2007
Convertible debentures	$671,490	$—	$—	$4,121	$675,611
Term Loans under the 2007 Credit Facility	—	300,000	(2,250)	—	297,750
Other	360	2,853	(1,931)	—	1,282

Total notes payable	$671,850	$302,853	$(4,181)	$4,121	$974,643

(1)	Other changes in notes payable consist of amortization of notes payable discount and foreign currency translation adjustments.
2007 Credit Facility
     On May 18, 2007, we entered into a $400.0 million senior secured credit facility and on June 1, 2007, we amended and restated the credit facility to increase the aggregate commitments under the facility from $400.0 million to $500.0 million. The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300.0 million (the “Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200.0 million (the “LC Facility”). The LC Facility is supported by cash deposits made on our behalf by the lenders. If the Company fails to repay any disbursement on a letter of credit and these cash deposits are used to reimburse the issuing bank, the amount of any cash deposits used for such purpose will be considered as additional loans to the Company (the “LC Loans” and, together with the Term Loans, the “Loans”). Interest on the Term Loans under the 2007 Credit Facility is calculated, at the Company’s option, at a rate per annum equal to either (1) 3.5% plus the London Interbank Offered Rate (“LIBOR”) or (2) 2.5% plus a base rate equal to the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. Interest on the LC Loans is similarly calculated at the Company’s option at a rate per annum equal to either (1) 4.0% plus LIBOR or (2) 4.0% plus a base rate computed in the same manner as the Term Loans. Debt issuance costs of $18.8 million, mainly comprised of underwriting, commitment, and legal fees, were capitalized into other non-current assets and are being amortized to interest expense over the life of the Loans. As of December 31, 2008, we had $294.8 million outstanding under the Term Loans and an aggregate of approximately $124.3 million of letters of credit issued and outstanding. The Company is charged fees for the LC Facility’s continued availability, which totals 4.125% per annum on the total amount of cash deposits made available from time to time by the lenders under the LC Facility to collateralize their obligation to fund demands made on letters of credit issued under the LC Facility. We are separately charged a fronting fee of 0.1875% per annum on the average daily aggregate outstanding face amount of all letters of credit issued.
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
Guarantees and Indemnification Obligations
     In the normal course of business, we have indemnified third parties and have commitments and guarantees under which we may be required to make payments in certain circumstances. These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to directors and officers under the organizational documents and agreements with them; and guarantees issued between subsidiaries on intercompany receivables. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We estimate that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2008.
     We are also required, in the course of business, particularly with certain of our Public Services clients, largely in the state and local markets, to obtain surety bonds, letters of credit or bank guarantees for client engagements. At December 31, 2008, we had

$87.9 million in outstanding surety bonds and $126.2 million in letters of credit extended to secure certain of these bonds. The issuers of our outstanding surety bonds may, at any time, require that we post collateral (cash or letters of credit) to fully secure these obligations.
     From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of our obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As of December 31, 2008, we estimate we had assumed an aggregate potential contract value of approximately $43.8 million to our clients for the performance of others under arrangements described in this paragraph. These contracts typically include recourse provisions that would allow us to recover from the other parties all but approximately $0.3 million if we are obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, we have not been required to make any payments under any of the contracts described in this paragraph. We estimate that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these contracts as of December 31, 2008.
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

     Revenue Recognition
     We earn revenue from three primary sources: (1) technology integration services where we design, build and implement new or enhanced system applications and related processes, (2) services to provide general business consulting, such as system selection or assessment, feasibility studies, business valuations and corporate strategy services, and (3) managed services in which we manage, staff, maintain, host or otherwise run solutions and systems provided to our customers. Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which require management to make judgments and estimates in recognizing revenue. The Company is compensated on contracts principally through time-and-material arrangements, cost-reimbursable plus fee arrangements, and fixed price arrangements.
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
     Revenue for general business consulting services is recognized as work is performed and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. For these types or arrangements, we recognize revenue over the period of performance. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables have been provided. Revenue arrangements entered into with the same client that are accounted for under SAB 104 are accounted for on a combined basis when they are entered into at or near the same time, unless it is clearly evident that the contracts are not related to one another.
     For our managed service arrangements, we typically implement or build system applications for customers that we then manage or run for periods that may span several years. Such arrangements include the delivery of a combination of one or more of our service offerings and are governed by Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In managed service arrangements in which the system application implementation or build has standalone value to the customer, and we have sufficient objective evidence of fair value for the managed or run services, we bifurcate the total arrangement into two units of accounting based on the residual method: (i) the system application implementation, or build, which is recognized as technology integration services using the percentage-of-completion method under SOP 81-1 and (ii) the managed or run services, which are recognized under SAB 104 ratably over the estimated life of the customer relationship. In instances where we are unable to bifurcate a managed service arrangement into separate units of accounting, the total contract is recognized as one unit of accounting under SAB 104. In such instances, total fees and direct and incremental costs related to the system application implementation or build are deferred and recognized together with managed or run services upon completion of the system application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the system application implementation or build and managed services. Fees from transaction-based services are recognized as earned if we have sufficient objective evidence of fair value for such transactions; otherwise, transaction fees are recognized ratably over the remaining life of the customer relationship period when we determine these fees are realizable. The determination of fair value requires us to use significant judgment. We determine the fair value of service revenue based upon our recent pricing for those services when sold separately and/or prevailing market rates for similar services.
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
     Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. We anticipate that the collection of these amounts will likely occur within one year of the balance sheet date. Billings in excess of revenue recognized for which payments have been received are recorded as deferred revenue until the applicable revenue recognition criteria have been met.
     Valuation of Accounts Receivable
     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Assessing the collectability of customer receivables requires management judgment. We determine our allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer concentrations, customer creditworthiness, current economic and accounts receivable aging trends, and changes in our customer payment terms. Our valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated valuation reserve is written off. As noted above in our policy on Revenue Recognition, in the normal course of accounting for long-term contracts, we will periodically adjust our estimates for these contracts which may result in changes to amounts recorded as accounts receivable and/or unbilled revenues.
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
     The goodwill impairment test prescribed by SFAS 142 requires us to identify reporting units and to determine estimates of the fair value of our reporting units as of the date we test for impairment unless an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. As of December 31, 2008, our reporting units consisted of our three North America Industry Groups and our three international regions. To identify impairment, the fair value of the reporting unit is first compared to its carrying value. If the reporting unit’s allocated carrying value exceeds its fair value, we undertake a second evaluation to assess the required impairment loss to the extent that the carrying value of the goodwill exceeds its implied fair value. The fair value of a reporting unit is the amount for which the unit as a whole could be bought or sold in a current transaction between willing parties. We estimate the fair values of our reporting units using a combination of the discounted cash flow valuation model and comparable market transaction models. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit as well as comparability with recent transactions in the industry. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results.
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
     The majority of our deferred tax assets at December 31, 2008 consisted of federal, foreign and state net operating loss carryforwards that will expire between 2009 and 2028. During 2008, the valuation allowance against federal, state and certain foreign net operating loss and foreign tax credit carryforwards decreased $24.9 million due to the utilization of foreign tax loss carryovers.
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
     At December 31, 2008, we believe we have appropriately accrued for exposures related to uncertain tax positions. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.
     No significant statute of limitations expired during 2008. During 2007, a statute of limitations expired in one of our foreign taxing jurisdictions. As a result, we recognized a total decrease of $9.1 million in our tax reserve, $1.7 million of which was recognized as a reduction to our income tax expense for the year ended December 31, 2007. During 2006, none of the established reserves expired based on the statute of limitations with respect to certain tax examination periods. An increase to the reserve for tax exposures of $26.1 million, $12.7 million and $13.8 million, was recorded as an income tax expense for changes in exposures in 2008, 2007 and 2006, respectively, including interest and penalties.
     The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance. In 2008, we determined that it was more likely than not that a significant amount of our deferred tax assets primarily in the U.S. may not be realized; therefore, we recorded a valuation allowance against those deferred assets.

     Valuation of Long-Lived Assets
     Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software and capitalized software). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying amount of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.
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
     Retirement Benefits
     Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” The pension plans relate to our plans for employees in Germany and Switzerland. Accounting for retirement plans requires management to make significant subjective judgments about a number of actuarial assumptions, including discount rates, salary growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on our financial position and results of operation. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For 2008, the discount rate to determine the benefit obligation for the pension plans was 4.9%. The discount rate reflects the rate at which the pension benefits could be effectively settled. The rate is based upon comparable high quality corporate bond yields with maturities consistent with expected pension payment periods. A 100 basis point increase in the discount rate would decrease the 2009 pension expense for the plans by approximately $3.2 million. A 100 basis point decrease in the discount rate would increase the 2009 pension expense for the plans by approximately $2.9 million. The expected long-term rate of return on assets for 2008 was 4.8%. This rate represents the average of the long-term rates of return for the defined benefit plan weighted by the plan’s assets as of December 31, 2008. To develop this assumption, we considered historical asset returns, the current asset allocation and future expectations of asset returns. The actual long-term rate of return from July 1, 2003 until December 31, 2008 was 14.7%. A 100 basis point increase or decrease in the expected long-term rate of return on the plans’ assets would have had an approximately $0.3 million impact on our 2009 pension expense. As of December 31, 2008, the pension plan had a $3.2 million unrecognized actuarial gain that will be expensed over the average future working lifetime of active participants.
     We also offer a postretirement medical plan to the majority of our full-time U.S. employees and managing directors who meet specific eligibility requirements. For 2008, the discount rate to determine the benefit obligation was 6.1%. The discount rate reflects the rate at which the benefits could be effectively settled. The rate is based upon comparable high quality corporate bond yields with maturities consistent with expected retiree medical payment periods. A 100 basis point increase in the discount rate would decrease the 2008 retiree medical expense for the plan by approximately $3.1 million. A 100 basis point decrease in the discount rate would increase the 2008 retiree medical expense for the plan by approximately $2.6 million. As of December 31, 2008, the postretirement medical plan had $3.4 million in unrecognized actuarial gains that will be expensed over the average future working lifetime of active participants.
     Accounting for Stock-Based Compensation
     We have various stock-based compensation plans under which we have granted stock options, restricted stock awards and stock units to certain officers, employees and non-employee directors. We granted both service-based and performance-based stock units and stock options during 2008. The fair value is generally fixed on the date of grant based on the number of stock units or stock options issued and the fair value of the Company’s stock on the date of grant. For the performance-based stock units and stock options, each quarter we compare the actual performance results with the performance conditions to determine the probability of the award fully vesting. The determination of successful compliance with the performance conditions requires significant judgment by management, as differing outcomes may have a significant impact on current and future stock compensation expense.
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

     As of December 31, 2008, there was $1.6 million, $12.8 million and $48.8 million of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options, RSUs and PSUs, respectively, granted under the LTIP. That cost is expected to be recognized over a weighted-average period of 3.1 years, 1.6 years and 1 year, respectively.
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
     Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets a framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning January 1, 2008 and will be applied prospectively. In February 2008, the FASB issued a Staff Position that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 and its related pronouncements did not have a material effect on our consolidated financial position, results of operations or cash flows.
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” This statement establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our consolidated financial position, results of operations, or cash flows.
In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to separately account for the liability and equity components in a manner that will reflect the issuer’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The provisions of FSP APB 14-1 shall be applied retrospectively to all periods presented, effective for the fiscal year beginning January 1, 2009. We are continuing to evaluate the impact of the provisions of FSP APB 14-1; however, at this time we believe the incremental interest expense to be recognized as a result of the adoption will be material.
     In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, we have adopted the provisions of FSP 157-3 in our financial statements. The adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows.
     In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” effective for fiscal years ending after December 15, 2009. The additional disclosure requirements are designed to provide the users of the financial statements with an understanding of a) how the investment allocation decisions are made; b) the major categories of plan assets; c) the inputs and valuation techniques used to measure the fair value of the plan assets, including the effect of using significant unobservable inputs; and d) significant concentration of risk within plan assets. We do not believe the adoption of this FSP will have a material impact on our consolidated financial position, results of operations, or cash flows.

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
     The table below presents principal cash flows (net of discounts) and related weighted average interest rates by scheduled maturity dates for our debt obligations as of December 31, 2008:

	Expected Maturity Date
	Year ended December 31,
	(In thousands U.S. Dollars, except interest rates)
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
U.S. Dollar Functional
Currency Series A
Convertible Subordinated Debentures	—	—	—	—	—	$250,000	$250,000	$62,500
Average fixed interest rate	—	—	—	—	—	3.10%	3.10%
U.S. Dollar Functional
Currency Series B
Convertible Subordinated Debentures	—	—	—	—	—	$200,000	$200,000	$66,260
Average fixed interest rate	—	—	—	—	—	4.10%	4.10%
U.S. Dollar Functional
Currency Series C
Convertible Subordinated Debentures	—	—	—	—	—	$200,000	$200,000	$137,000
Average fixed interest rate	—	—	—	—	—	5.00%	5.00%
U.S. Dollar Functional
Currency
Convertible Senior Subordinated Debentures(1)	—	$30,521	—	—	—	—	$30,521	$19,832
Average fixed interest rate	—	0.50%	—	—	—	—	0.50%
U.S. Dollar Functional
Currency
Term Loans under the 2007 Credit Facility	$3,000	$3,000	$3,000	$285,750	—	—	$294,750	$112,100
Average fixed interest rate	4.94%	4.94%	4.94%	4.94%	—	—	4.94%
U.S. Dollar Functional
Currency
Other	$997	$648	—	—	—	—	$1,645	$1,645
Average fixed interest rate	7.93%	6.32%	—	—	—	—	7.30%

(1)	The fair value was estimated using the Black-Scholes model with an expected volatility of 138.7%, risk-free interest rate of 0.1%, an expected life of 1.5 years, and an expected dividend yield of zero.

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
     We have foreign exchange exposures related primarily to short-term intercompany loans denominated in non-U.S. dollars to certain of our foreign subsidiaries. The potential gain or loss in the fair value of these intercompany loans that would result from a hypothetical change of 10% in exchange rates would have been approximately $7.6 million and $3.1 million as of December 31, 2008 and 2007, respectively. For additional information, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See the index included on Page F-1, Index to Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     As previously reported, on February 5, 2007, the Chairman of the Audit Committee of the Board (the “Audit Committee”) was notified by our independent registered public accounting firm, PwC, that PwC was declining to stand for re-election and that the client-auditor relationship between the Company and PwC would cease upon PwC’s completion of services related to the audit of our annual financial statements for 2006 and related 2006 quarterly reviews.
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

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, we concluded that as of December 31, 2008, because of the existence of the material weakness discussed below, the Company’s disclosure controls and procedures were not effective.
     We believe that because we performed substantial additional procedures to compensate for the material weakness, our consolidated financial statements included in this Annual Report are fairly stated in all material respects.
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
     Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, we identified a material weakness in our internal control over financial reporting as of December 31, 2008. Specifically, we did not design effective controls to capture and accrue costs incurred but not yet invoiced by third party suppliers and contractors. In addition, we did not maintain adequate controls over the approval and processing of purchase orders.
     The above material weakness affects the completeness, accuracy and timeliness of the recording of accounts payable, accrued liabilities, and other current and non-current liabilities. Until the underlying control deficiencies are remediated, this material weakness could result in a material misstatement of our annual or interim consolidated financial statements. Management will continue to perform additional procedures to mitigate the risk of misstatement otherwise mitigated by an effective control environment. Because of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the Internal Control — Integrated Framework issued by COSO.
     The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Item 9A.

Changes in Internal Control over Financial Reporting
     Senior management implemented significant changes in internal control over financial reporting. These changes represent changes that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. These improvements in our internal control over financial reporting have enabled us to significantly strengthen our control environment, the completeness and accuracy of underlying accounting data, and the timeliness with which we are able to close our books. The areas remediated were attained through:
•	Implementation of numerous formal management financial review monitoring controls within the financial statement close and reporting process in our Asia Pacific region,

•	Strengthening of policies and procedures across the organization, and

•	The continued adherence to revenue related policies and the maturity of internal controls over revenue and related revenue accounts.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting
The Board of Directors and Stockholders of BearingPoint, Inc.:
     We have audited BearingPoint, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BearingPoint, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls relating to the Company’s accounts payable and accrual process. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated March 30, 2009, except for Note 22 as to which the date is June 4, 2009, on those financial statements that included an explanatory paragraph regarding BearingPoint, Inc.’s ability to continue as a going concern.
     In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, BearingPoint, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
/s/ Ernst & Young LLP
McLean, Virginia
March 30, 2009
ITEM 9B. OTHER INFORMATION
     None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our Board currently consists of four directors. Information about our directors as of June 1, 2009 is provided below. For information about our executive officers, please see “Executive Officers of the Registrant” included in Part I of this Annual Report.
Reduction in Size of Board of Directors
     On May 27, 2009, the Board unanimously approved a reduction in its size from ten members to four members, which became effective as of 12:00 p.m., Eastern time, on June 1, 2009. The Board believes that this reduction in size is appropriate to facilitate the responsibilities and obligations of the Board in connection with the Company’s bankruptcy proceedings and potential Sale Transactions.
     In connection with this reduction, each of Douglas C. Allred, Betsy J. Bernard, Jill S. Kanin-Lovers, Wolfgang H. Kemna, Albert L. Lord and J. Terry Strange voluntarily resigned from the Board, effective as of the 12:00 p.m., Eastern time, on June 1, 2009. After such resignations, the Board is currently composed of F. Edwin Harbach, Roderick C. McGeary, Frederic F. Brace and Eddie R. Munson.
     In addition, as of June 1, 2009, the full Board will fulfill the obligations and responsibilities previously assigned to the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board.
     Frederic F. Brace, age 51, has been a member of the Board since January 1, 2009. Mr. Brace retired from UAL Corporation (United Air Lines, Inc.) where he served as Executive Vice President and Chief Financial Officer from August 2002 to 2008, and held various other senior management positions at UAL from 1983 to 2002.
     F. Edwin Harbach, age 55, has been Chief Executive Officer and a member of the Board since December 2007. Mr. Harbach also served as the Company’s President and Chief Operating Officer from January 2007 to December 2007. From 1976 until his retirement in 2004, Mr. Harbach held various positions with and served in leadership roles at Accenture Ltd, a global management consulting, technology services and outsourcing company, including chief information officer, Managing Partner of Japan and Managing Director of Quality and Client Satisfaction.
     Roderick C. McGeary, age 58, has been a member of the Board since August 1999 and Chairman of the Board since November 2004. From March 2005 until December 2007, Mr. McGeary served the Company in a full-time capacity, focusing on clients, employees and business partners. From 2004 until 2005, Mr. McGeary served as our Chief Executive Officer. From 2000 to 2002, Mr. McGeary was the Chief Executive Officer of Brience, Inc., a wireless and broadband company. Mr. McGeary is a director of Cisco Systems, Inc., a worldwide leader in networking for the Internet, and Dionex Corporation, a manufacturer and marketer of chromatography systems for chemical analysis.
     Eddie R. Munson, age 58, was our Chief Financial Officer on an interim basis from June 2008 through November 2008 and a member of the Board since October 2007. He is a retired partner with KPMG and has more than 30 years of auditing experience focusing on the financial services, government and automotive industries. From 1996 to 2004, Mr. Munson was a member of KPMG’s board of directors, where he was a member of the pension committee and chair of the committees responsible for partner rights and board nominations. Most recently, Mr. Munson was the national partner in charge of KPMG’s University Relations and Campus Recruiting programs. Mr. Munson is also a director of United American Healthcare Corporation.

     No family relationships exist between any of the directors or between any director and any executive officer of the Company.
Executive Sessions of Non-Management Directors
     Our non-management directors who are not employees of the Company meet separately on a regular basis.
Audit Committee
     Following the reduction in the size of our Board in June 2009, the full Board will fulfill the obligations and responsibilities previously assigned to the Audit Committee. The Board believes that this is appropriate in light of the reduced size of the Board and the Board’s obligations in connection with the Company’s bankruptcy proceedings and potential Sale Transactions. The Board has determined that Mr. Munson is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.
Compensation Committee Interlocks and Insider Participation
     To the Company’s knowledge, there are no other relationships involving members of the Board requiring disclosure in this Annual Report.

Standards of Business Conduct
     On May 10, 2007, the Board approved our Standards of Business Conduct (the “SBC”), which superseded our prior Code of Business Conduct and Ethics. The SBC became effective as of May 31, 2007. The SBC was developed as part of our commitment to enhancing our culture of integrity and our corporate governance policies. The SBC reflects changes in law and regulation, best practices and updates to the Company’s policies. In addition, the SBC contains new or enhanced policies and/or procedures relating to violations of the SBC, conflicts of interest (including those related to the giving and receiving of gifts and entertainment), financial disclosures, the importance of maintaining the confidentiality of Company, client and competitor information, data privacy and protection, Company property, investor and media relations, records management, and lobbying/political activities. The SBC applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The SBC is posted on our website, at www.bearingpoint.com in the Corporate Governance. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the SBC for our Chief Executive Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, by posting such amendment or waiver on our website within the applicable deadline that may be imposed by government regulation following the amendment or waiver. A printed copy of the SBC documents is available free of charge to any person who makes a request to our Investor Relations team at 973-214-9953.
Committees
     Following the reduction in the size of our Board in June 2009, and given the Company’s bankruptcy proceedings and the various Sale Transactions, the full Board will fulfill the obligations and responsibilities previously assigned to the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee. As the full Board now consists of four members, the Board does not believe that having separate committees is efficient in light of the Company’s situation and the speed at which events are occurring.
Communications with Board of Directors
     The Board welcomes your questions and comments. If you would like to communicate directly with our Board or our non-management directors of the Board as a group, you may submit your communication to our Chief Legal Officer by writing to them at the following address:
BearingPoint, Inc.
c/o Chief Legal Officer
100 Crescent Court, Suite 700
Dallas, Texas 75201
     All communications and concerns will be forwarded to our Board or our non-management directors as a group, as applicable. We also have established a dedicated telephone number for communicating concerns or comments regarding compliance matters to the Company. The phone number is 1-800-206-4081 (or 240-864-0229 for international callers), and is available 24 hours a day, seven days a week. The SBC prohibits any retaliation or other adverse action against any person for raising a concern. If you wish to raise your concern in an anonymous manner, you may do so by calling the telephone number listed above.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under the U.S. Federal securities laws, directors and executive officers, as well as persons who beneficially own more than ten percent of our outstanding common stock, must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we must identify in this Annual Report those persons who did not file these reports when due. Based solely on a review of copies of Forms 3, 4 or 5 filed by us on behalf of our directors and executive officers or otherwise provided to us and copies of Schedule 13Gs, we believe that all of our directors, executive officers and greater than ten percent stockholders complied with their applicable filing requirements for 2008.

ITEM 11. EXECUTIVE COMPENSATION
     Effective 12:00 p.m., Eastern time, on June 1, 2009, the Board was reduced in size from ten members to four members. In addition, the remaining members of the Board are fulfilling the obligations and responsibilities previously assigned to the Compensation Committee. References in the “Compensation Discussion and Analysis” below to the “Compensation Committee” or “Committee” refer to the Compensation Committee prior to the reduction in the size of the Board. As most decisions related to compensation occurred prior to June 1, 2009, this discussion, where appropriate, refers to the actions and decisions of the former directors, Jill Kanin-Lovers, Betsy J. Bernard and Douglas C. Allred, who previously comprised the Compensation Committee. However, as set forth below in the “Report of the Board of Directors on Executive Compensation,” the current Board has approved such actions and decisions of the Compensation Committee discussed below.
Compensation Discussion and Analysis
     Prior to June 1, 2009, the Compensation Committee of our Board of Directors (the “Committee”) determined the compensation of our executive officers, including making individual compensation decisions, and reviewing and monitoring the compensation programs applicable to our executive officers. This discussion describes the Committee’s determination of 2008 compensation for our named executive officers.
Bankruptcy Proceedings and Sale of Assets
     The Company is currently undergoing bankruptcy proceedings and is in the process of selling all or substantially all of its assets. In addition, the Board has not yet fully evaluated the effect of the Chapter 11 Cases and disposition of assets on its compensation practices. However, it is expected that the Board will not make any significant changes to executive compensation in 2009, except as set forth below, due, in part, to the uncertainties regarding the bankruptcy and sale processes and the likelihood that the Company will no longer continue as a going concern. If necessary, upon the completion of the Chapter 11 Cases, the Board will review and modify the compensation philosophy and objectives set forth below. Please note that the discussion below relates to compensation determinations that were made during the course of 2008 and early 2009. Moreover, due to the Chapter 11 Cases, all significant compensation decisions and changes to compensation must be approved by the Bankruptcy Court and, as such, the Board cannot be assured that any compensation decisions that it makes going forward would be approved.
Key Employee Incentive Plan
      Due to the difficulties currently faced by the Company’s employees in managing the Chapter 11 Cases and the sale process, the Board is evaluating the implementation of a new program that seeks to motivate employees to maximize the Company’s value during the sale and bankruptcy processes. Any amounts paid to employees through such program would be subject to the Company achieving certain established milestones. Currently, the Board is still discussing the potential implementation and specifics of such a plan, however, any plan that is approved will be subject to the approval of the Bankruptcy Court.
Changes in Management in 2008
     In 2008, there were several changes in our executive management team. On March 17, 2008, David Hunter was named as our Chief Operating Officer, effective as of March 13, 2008. As of May 13, 2008, Eileen A. Kamerick was appointed as our Chief Financial Officer, replacing Judy A. Ethell in such position. Ms. Ethell, however, agreed to continue as an employee until July 31, 2008 to assist in the transition to the new chief financial officer. Ms. Ethell entered into a separate compensation arrangement at such time; therefore, the Committee did not make any 2008 bonus determinations for Ms. Ethell. Effective as of June 2, 2008, Ms. Kamerick resigned as Chief Financial Officer and Eddie R. Munson, a director of the Board and former member of the Audit Committee, agreed to serve as the Company’s Chief Financial Officer on an interim basis, effective as of June 2, 2008. Pursuant to Mr. Munson’s compensation arrangement with the Company, he did not participate in our bonus compensation program and did not receive any equity awards as compensation. As such, the Committee did not make any 2008 bonus determinations for Ms. Kamerick or Mr. Munson. Effective as of November 11, 2008, Kenneth A. Hiltz, a managing director of AlixPartners, LLP, was appointed as our Chief Financial Officer, at which point Mr. Munson ceased to serve as the interim Chief Financial Officer and resumed his duties as a member of the Board and the Audit Committee. Pursuant to an interim management services agreement, the Company paid AlixPartners a fee based on an hourly rate for time worked by Mr. Hiltz and also paid or reimbursed AlixPartners for reasonable out-of-pocket expenses. As Mr. Hiltz is not an employee of the Company, he does not receive any compensation, or bonus, directly from the Company and does not participate in the Company’s employee benefit plans. On November 19, 2008, Laurent C. Lutz provided the Company with notice of his intention to terminate his employment with the Company and to resign from his positions as Chief Legal Officer and Secretary. We agreed with Mr. Lutz that he would cease to be an employee of the Company as of the close of business on December 31, 2008; however, Mr. Lutz entered into an independent contractor agreement with the Company where he was compensated on an hourly basis through February 15, 2009. John DeGroote was appointed as Chief Legal Officer of the Company, effective on December 31, 2008; however, Mr. DeGroote is not considered a named executive officer.
Rejection of Employment Agreements with David R. Hunter
     On May 27, 2009, the Bankruptcy Court entered an order authorizing the Company’s rejection of (i) the employment letter agreement dated March 13, 2008 between the Company and David R. Hunter, the Company’s Chief Operating Officer, and (ii) the Special Termination Agreement dated March 13, 2008 between the Company and David R. Hunter. Pursuant to the order, such agreements will be deemed to be rejected effective as of April 29, 2009. In accordance with the order, Mr. Hunter has 30 days from the date the order is served on him to file a proof of claim to assert any damage claim arising from the rejection of such agreements.

Overall Compensation Philosophy and Objectives
     In 2008, our compensation philosophy continued to center on our desire to enhance corporate performance and stockholder value by aligning the financial interests of our executive officers with those of our stockholders. We implemented this philosophy by adopting “pay for performance” measures, based upon both individual performance and Company performance. Our goal was to design compensation programs that would:
• attract and retain the best possible talent;
• recognize and reward outstanding individual performance;
• motivate our people to deliver quality service to our clients, in order to drive client satisfaction and the profitability of our Company;
• provide for cash and long-term incentive compensation at levels that are competitive with companies within our industry and of similar size (targeting total target compensation to remain at approximately the 50th percentile); and
• communicate individual metrics openly and transparently, to influence employee performance and accountability.
How Compensation is Determined
     The Committee devoted a substantial portion of its time to determining the compensation of our executive officers. This process includes reviewing market data, sharing best practices, determining appropriate milestones to assess Company performance, and discussing appropriate levels of compensation based upon both individual and Company performance. In addition, the Committee engaged, from time to time, a compensation consultant for independent guidance and expertise. For 2008, we engaged Towers Perrin to provide its counsel related to various executive compensation matters. In addition, the Committee considered the financial performance and outlook of the Company for 2009 and beyond when assessing and reviewing its compensation decisions for the executive officers.
     As part of the process, the Committee considered peer benchmarking information, which is used to assess the level of our executive officer compensation relative to a group of peer companies, and to compare the mix of total compensation. For 2008, the Committee reviewed market comparisons for all companies participating in the Towers Perrin U.S. Executive Compensation Databank within the business services or information technology industries (the “Peer Companies”). This broad industry peer group for 2008 consisted of 38 companies:

Accenture Ltd	eBay Inc.	IKON Office Solutions, Inc.
ADVO, Inc.	eFunds Corporation	IMS Health Incorporated
APAC Customer Services, Inc.	Electronic Data Systems Corporation	Iron Mountain Inc.
ARAMARK Corporation	EMC Corporation	Kelly Services Inc.
Automatic Data Processing, Inc.	Emdeon Corporation	MacDonald Dettwiler & Assoc.
Booz Allen Hamilton Inc.	Equifax Inc.	Oracle Corporation
CA, Inc.	First Data Corporation	Pitney Bowes Inc.
Ceridian Corporation	Fiserv, Inc.	Robert Half International Inc.
CheckFree Corporation	G&K Services, Inc.	Symantec Corporation
CitiStreet	Gartner, Inc.	TeleTech Holdings Inc.
Convergys Corporation	The GEO Group, Inc.	Unisys Corporation
Deluxe Corporation	GTECH Holdings Corp	Viad Corp.
Dendrite International Inc.	H&R Block, Inc.

     In addition, the Committee reviewed its compensation decisions against compensation data for 9 direct peer companies, provided through a survey prepared by Towers Perrin. These companies were:

Accenture Ltd	Gartner, Inc.
Booz Allen Hamilton Inc.	International Business Machines Corporation
Cap Gemini U.S.	SAIC
Deloitte Consulting	Unisys Corporation
Diamond Management & Technology Consultants
     Generally, the Committee determined executive compensation based upon the total amount of compensation relative to the Peer Companies, with the general goal of setting the level of compensation at approximately the 50th percentile. Given the challenges and financial uncertainties facing the Company, the Committee did not set specific goals and target compensation levels for its executive officers in 2008, as the Committee wanted management to focus on addressing the Company’s substantial issues. The Committee determined that it would be more appropriate to review, in early 2009, the Company’s performance, situation and outlook upon the completion of fiscal year 2008 before making bonus decisions, including decisions regarding the mix of compensation. Prior to June 1, 2009, the Committee had determined that no bonus payouts would be made for any executive officers for 2008 and the Board has not decided, to date, to change or alter such decision.
     As part of its regular decision-making process, the Committee met with the Chief Executive Officer to discuss the annual performance of each executive officer (and in the case of the Chief Executive Officer, the Committee met with both the Chairman of the Board and other members of the Board). The Committee then deliberated and determined the executive officer’s compensation, taking into account management’s recommendations, the executive officer’s individual performance and Company performance and market data. For 2008 decisions, the Committee examined the bankruptcy proceedings, the current state of the Company and a short- and long-term outlook of the Company’s prospects, among other factors.
Principal Components of Executive Officer Compensation
     Prior to our bankruptcy filing, the principal elements of our executive officer compensation program consisted of base salary, annual cash incentive payments and, at appropriate intervals, long-term incentive compensation typically in stock-based awards. We also provide the same deferred compensation plans, health and welfare (including medical), retirement and other perquisites and benefits to our executive officers that are available to our managing directors.
     We have utilized employment agreements and other agreements, prior to the bankruptcy filing, as the primary manner for structuring the compensation of our executive officers. Certain terms and conditions of our employment agreements with our executive officers reflected our strong desire, at the time of hire, to induce these individuals to join our Company given their level of expertise and experience and the specific issues we faced at that time. The Committee’s goal in using such agreements was to further align the terms of employment of our executive officers with the standard terms and conditions that apply to the vast majority of our managing directors, unless specific situations necessitate alternative treatment. In 2008, the Committee made significant efforts to standardize the employment agreements that the Company had been using as a number of officers had agreements that differed, in one respect or another. The Committee felt that the use of standardized agreements would enable it to offer competitive packages to executive officers, but also would better ensure equity in these agreements and simplify the administration of such employment packages.
     Fixed Compensation
     Base Salaries. Base salaries for our executive officers are determined by evaluating the responsibilities of the position, the experience and performance of the individual and market information comparing such salaries to the competitive marketplace for executive talent, with emphasis on our primary competitors in the management and technology consulting industry. The Committee considered salary adjustments based upon the recommendation of the Chief Executive Officer (other than with respect to his salary) and the Committee’s evaluation of Company performance and individual performance, taking into account any additional or new responsibilities assumed by the individual executive officer in connection with promotions or organizational changes. Our philosophy is that, base salary should comprise a smaller percentage of total target compensation for our executive officers, with a greater percentage tied to Company performance than the compensation mix of our other employees. Because our executive officers are the primary decision-makers and policy-makers for our Company, we believe it is appropriate to directly link a larger percentage of their compensation with Company performance, to hold them accountable for the decisions that they make.

     Base salary information for our executive officers can be found in the “Summary Compensation Table” included in this Annual Report. As previously disclosed, Mr. Harbach’s 2008 annual base salary was increased to $900,214 as of January 2, 2008 in connection with his promotion to Chief Executive Officer announced on December 3, 2007. Ms. Ethell’s 2008 annual base salary remained constant from 2007 at $520,094. Mr. Lutz’s 2008 annual base salary was increased to $600,142 due to Mr. Lutz’s expanded role and increased responsibilities given the Company’s particular circumstances. The Committee determined that these base salaries were appropriate, given the tasks management had performed in the past and the objectives it had outlined for the future. No named executive officers received any increase in salary in 2009.
     As part of its analysis, the Committee assessed each executive officer’s proposed base salary for 2008 against relevant market data provided by Towers Perrin. In the case of Mr. Harbach, his 2008 base salary was between the 25th and 50th percentile for direct peer companies. Ms. Ethell’s and Mr. Lutz’s 2008 base salaries were between the 50th and 75th percentile for direct peer companies. As set forth in more detail below, Mr. Hunter’s 2008 base salary was set at approximately the 50th percentile for direct peer companies.
     In addition, the Committee evaluated the salaries given to new executive officers, including Messrs. Hunter and Munson and Ms. Kamerick. The Committee’s evaluation with respect to these officers differed from determinations made with respect to continuing officers. In the case of Mr. Hunter, the Committee evaluated, among other things, Mr. Hunter’s residence in Australia, the tax consequences of such residence, Mr. Hunter’s preferred tax planning and travel requirements. Based upon these considerations, Mr. Hunter’s base compensation for 2008 was initially established at the equivalent of $750,000 USD (United States Dollars). Because of Mr. Hunter’s particular circumstances, it was determined that Mr. Hunter would receive approximately 50% of his base compensation in cash (he received a salary of $430,000 AUD (Australian Dollars) based upon the conversion rate on March 13, 2008, this approximately equaled $400,000 USD) and approximately 50% in stock options (which at the date of grant were valued at approximately $350,000 USD). The Committee determined in the fourth quarter of 2008 that Mr. Hunter’s annual compensation for 2009 would continue to be the equivalent of $750,000 USD, however, such amount would be paid 100% in cash rather than in a combination of cash and stock options due to the Company’s circumstances and the unavailability of sufficient shares to meet Mr. Hunter’s previous mix of cash and stock options. Mr. Hunter’s 2009 local base compensation was then determined based on the exchange rate as of December 31, 2008, set at $1,086,531 AUD. In Mr. Munson’s case, the Committee examined precedent for interim Chief Financial Officers and determined that Mr. Munson’s base salary would constitute the substantial majority of his compensation. The Committee did not set any target compensation for Mr. Munson above the base salary. The Committee retained the ability to provide Mr. Munson with a bonus if it determined to do so, however, no bonus was paid to Mr. Munson. Mr. Munson was paid a monthly salary of $75,000 for his service as our interim Chief Financial Officer. Ms. Kamerick’s base salary was determined after an evaluation of Peer Companies and a review of the challenges posed by the Company’s fiscal situation. Ms. Kamerick’s annual base salary was set at $600,000.
     Variable Compensation
     Cash Awards. The Committee made cash award determinations each year based upon its “pay for performance” philosophy. For 2008, our executive officers were awarded the annual cash awards set forth in the “Bonus” column of the “Summary Compensation Table” included in this Annual Report. Awards earned for performance during one year are paid in the following year. For 2008, all of our executive officers were eligible to receive a maximum cash award equal to 100% of their respective base salaries, as set forth in their respective employment agreements. In mid-2008, the Committee, after reviewing the Company’s performance at such time and given the significant issues facing the Company, determined that no individual or objective performance metrics would be set for the named executive officers. The Committee determined that it would evaluate variable compensation upon the completion of 2008 and make determinations based upon a totality of factors, including, but not limited to, Company performance, individual performance, stock price, revenue, DSOs, gross profit, maintenance of public reporting obligations, and issues related to the Company’s liquidity. However, given the fact that the Company has filed voluntary petitions under Chapter 11 of the Bankruptcy Code, no bonuses were paid for 2008 performance to any of the named executive officers.
     Long-Term Incentive Compensation
     While we have maintained parity with our major competitors on base cash compensation for our executive officers, comparisons with our Peer Companies indicate that our long-term incentive equity awards continue to lag behind our competitors. However, as part of the plan of reorganization, no additional equity will be issued during the Chapter 11 Cases.

     Performance Share Units. In early 2007, we issued performance share units (“PSUs”) to certain of our executive officers to help balance the mix of fixed and variable compensation paid to our executive officers. Award amounts were based upon each executive officer’s individual performance and responsibilities and roles within the Company and by assessing and comparing the executive officer’s total compensation, including previously granted incentive awards and the balance of fixed and variable compensation.
     The vesting of the PSUs is tied to the achievement of performance targets of both minimum growth in consolidated business unit contribution (“CBUC”) and relative total shareholder return as compared to the S&P 500. We currently do not believe that the minimum CBUC target will be achieved and that the PSUs will not vest.
     Restricted Stock Units. We have granted restricted stock units (“RSUs”) for various purposes, including employment offers for new executive officer candidates. In 2008, Mr. Harbach was the only executive officer to receive a grant of RSUs (additional information can be found in the “Grants of Plan-Based Awards” table included in this Annual Report). Mr. Harbach received such RSU grants as part of his promotion to Chief Executive Officer
     Stock Options. The following executive officers received grants of stock options in 2008: Mr. Harbach and Mr. Hunter.
     Mr. Harbach received stock options in 2008 as part of his promotion to Chief Executive Officer, and Mr. Hunter received his options as part of his initial employment compensation package. To date, we have not instituted any equity ownership requirements for our executive officers. We did not consider any such policy in 2008 due to the significant issues faced by the Company.
     As part of the Company’s plan of reorganization, it is expected that all outstanding equity awards will be cancelled for no consideration.
     Other Compensation
     Deferred Compensation Plans. We have a “Deferred Compensation Plan” and a “Managing Directors Deferred Compensation Plan” for our managing directors and other highly compensated executives. The two plans are substantially identical and permit a select group of management and highly compensated employees to accumulate additional income for retirement and other personal financial goals by making elective deferrals of compensation to which they will become entitled in the future. Our deferred compensation plans are nonqualified and unfunded, and participants are unsecured general creditors of the Company with respect to their accounts. None of our executive officers have participated in our deferred compensation plans.
     Other Benefits. Our executive officers are eligible for the same health and welfare programs as our other employees. Our retirement program for U.S. employees includes a 401(k) program. We match 25% of the first 6% of pre-tax eligible compensation contributed by the individual employee to the plan, and, at our discretion, may make additional discretionary contributions of up to 25% of the first 6% of pre-tax eligible compensation contributed to the plan. Employee contributions to the 401(k) program for our executive officers are limited by federal law. We do not make up for the impact of these statutory limitations through any type of nonqualified deferred compensation or other program.
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

     In making decisions about executive compensation, we also consider the impact of other regulatory provisions, including the provisions of Section 280G of the Internal Revenue Code. In accordance with recent IRS guidance interpreting Section 409A, we have amended the relevant employment agreements and the LTIP so that such agreements and programs will be administered in a manner that is in good faith compliance with Section 409A. The Board intends that any awards under the LTIP satisfy the applicable requirements of Section 409A. Generally, Section 409A is inapplicable to incentive stock options and restricted stock and also to nonqualified stock options so long as the exercise price for the nonqualified option may never be less than the fair market value of the common stock on the date of grant.
REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
          The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K with the Company’s management and, based on such review and discussion, recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
BOARD OF DIRECTORS
Frederic F. Brace
F. Edwin Harbach
Roderick C. McGeary
Eddie R. Munson

Summary of Cash and Certain Other Compensation
     The Summary Compensation Table below sets forth information concerning all compensation for services in all capacities to the Company for 2006, 2007 and 2008 of those persons who were or acted as the Chief Executive Officer, Chief Financial Officer and the other most highly compensated executive officers of the Company for 2008 (collectively, the “named executive officers”).
Summary Compensation Table

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(2)	($)	($)(1)	($)
F. Edwin Harbach(3)	2008	$900,214	$—	$549,930	$3,401,976	$—	$625,643	$5,477,763
Chief Executive Officer	2007	686,830	1,350,046	1,710,473	—	—	152,364	3,899,713

David Hunter(4)	2008	323,691	—	—	375,677	—	138,424	837,792
Chief Operating Officer

Kenneth A. Hiltz(5)	2008	—	—	—	—	—	—	—
Chief Financial Officer

Eddie R. Munson(6)	2008	405,515	—	—	—	—	912	406,427
Former Interim Chief Financial Officer

Judy A. Ethell(7)	2008	303,388	—	—	—	—	71,102	374,490
Former Chief Financial	2007	520,094	260,047	1,500,626	379,396	—	78,579	2,738,742
Officer	2006	500,000	500,000	690,700	1,131,000	—	3,797	2,825,497

Eileen A. Kamerick	2008	37,151	—	—	—	—	—	37,151
Former Chief Financial Officer

Laurent C. Lutz	2008	600,142	—	—	—	—	12,245	612,387
Former Chief Legal Officer and	2007 2006	520,094 411,059	635,047 1,311,059	1,418,690 —	— —	525,000 525,000	10,777 78,431	3,109,608 2,325,549
Secretary

(1)	Unless otherwise noted, “Bonus” amounts consist of performance-based cash bonuses accrued in the fiscal year for which the bonus has been earned. We have entered into employment agreements with Mr. Harbach and Mr. Lutz that set forth the terms of their compensation. Ms. Ethell also had employment agreements that set forth the terms of their compensation. “All Other Compensation” does not include matching contributions to be made by the Company under the 401(k) Plan for 2008, since these amounts are not finalized for payment until the following year.

(2)	Amounts reflected in the table as 2008 equity compensation reflect the amount recognized for financial statement reporting purposes in 2008 in accordance with SFAS 123(R) for equity award expense. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. Whether and to what extent a named executive officer realizes value will depend on various factors, including actual operating performance, stock price fluctuations and the named executive officer’s continued employment. For a discussion of the assumptions used by the Company in calculating these amounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Accounting for Stock-Based Compensation,” and Note 13, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements. For information regarding 2008 “Stock Awards” and “Option Awards,” see “— Grants of Plan-Based Awards” below.

(3)	Mr. Harbach’s annual base salary for 2008 was $900,214. Mr. Harbach’s “All Other Compensation” consists of $129,600 in reimbursements for costs associated with a furnished apartment in New York City for Mr. Harbach’s use (monthly rental cost of $10,800), and $496,043 in tax equalization payments as part of the Company’s tax equalization programs provided to all employees with respect to reimbursement of certain state taxes paid by an employee for work performed outside his or her state of residence. The significantly higher tax equalization payments in 2008 resulted from Mr. Harbach spending much of the year in New York City due to the various strategic initiatives pursued by the Company. For additional information regarding Mr. Harbach’s employment arrangements, see “— Employment Agreements — Employment Agreement for F. Edwin Harbach.”

(4)	Mr. Hunter’s 2009 base compensation will continue to be $750,000, the initial value of Mr. Hunter’s total base compensation in 2008; however, his compensation in 2009 will be paid in cash rather than in a combination of cash and stock options. Mr. Hunter was paid a base salary of $343,724 AUD (Australia Dollars) in 2008. The figure listed in the “Salary” column above is based upon a conversion rate as of March 13, 2008 (the date on which Mr. Hunter’s 2008 base salary was set). Mr. Hunter’s “All Other Compensation” consists of $87,970 in tax equalization payments with respect to the reimbursement of certain taxes paid by Mr. Hunter resulting from work performed outside his country of residence and $50,454 for the reasonable travel expenses of Mr. Hunter’s spouse, pursuant to Mr. Hunter’s employment agreement.

(5)	Effective November 11, 2008, the Company appointed Mr. Hiltz, a managing director of AlixPartners, LLP, as the Company’s Chief Financial Officer. Mr. Hiltz is a temporary employee of the Company, receives no compensation directly from the Company and does not participate in the Company’s employee benefit plans. For additional information, see Item 13 “Certain Relationships and Related Transactions, and Director Independence — Related Transactions-AlixPartners.”

(6)	Mr. Munson’s annual salary for 2008 was $900,000. Mr. Munson’s “All Other Compensation” consists of $912 in tax equalization payments with respect to the reimbursement of certain state taxes paid by Mr. Munson resulting from work performed outside his state of residence.

(7)	Effective as of May 13, 2008, Ms. Ethell no longer held the positions of Chief Financial Officer and Chief Accounting Officer and as of August 1, 2008, she is no longer an employee of the Company. Ms. Ethell’s “All Other Compensation” consists of (i) $1,102 in tax equalization payments with respect to the reimbursement of certain state taxes paid by Ms. Ethell resulting from work performed outside her state of residence and (ii) pursuant to Ms. Ethell’s Separation and Release of Claims Agreement, dated May 12, 2008, (A) Ms. Ethell was to be paid $70,000 in settlement of her personal and vacation days that were accrued but unused as of July 31, 2008, (B) $1,040,000 as a severance payment (equaling Ms. Ethell’s annual base salary and target bonus), and (C) $700,000 as an additional lump sum payment for her continued service through July 31, 2008. Currently, amounts under (B) and (C) above have not been paid to Ms. Ethell.

(8)	Effective as of the close of business on December 31, 2008, Mr. Lutz no longer held the positions of Chief Legal Officer and Secretary. Mr. Lutz entered into an independent contractor agreement with the Company where he is compensated on an hourly basis of $350.00 per hour from the period of January 1, 2009 to February 15, 2009, for which he earned $58,275. Mr. Lutz will also receive certain reasonable out-of-pocket expenses that he incurs. Mr. Lutz’s “All Other Compensation” consists of $12,245 in tax equalization payments with respect to the reimbursement of certain state taxes paid by Mr. Lutz resulting from work performed outside his state of residence.

Grants of Plan-Based Awards
     The following table provides information relating to equity awards made in 2008 to our named executive officers.

									All Other	All Other
									Stock	Option		Grant Date
									Awards:	Awards:	Exercise	Fair Value
						Estimated Future Payouts			Number of	Number of	or Base	of Stock
			Estimated Future Payouts			Under Equity Incentive			Shares of	Securities	Price of	and
		Compensation	Under Non-Equity Incentive Plan Awards			Plan Awards			Stock	Underlying	Option	Option
	Grant	Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	Approval Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(1)
F. Edwin Harbach (2)	1/2/2008	12/31/2007	—	—	—	—	—	—	3,985	24,652	138.00	$3,951,906
David Hunter (3)	3/13/2008	3/13/2008	—	—	—	—	—	—	—	29,700	83.00	2,465,100
	4/1/2008	3/13/2008								1,926	85.50	164,673
	7/1/2008	3/13/2008								1,926	39.50	76,077
	10/1/2008	3/13/2008								1,926	24.00	46,244
Kenneth A. Hiltz	—	—	—	—	—	—	—	—	—	—	—	—
Eddie R. Munson	—	—	—	—	—	—	—	—	—	—	—	—
Judy A. Ethell	—	—	—	—	—	—	—	—	—	—	—	—
Eileen A. Kamerick	—	—	—	—	—	—	—	—	—	—	—	—
Laurent C. Lutz	—	—	—	—	—	—	—	—	—	—	—	—

*	Please note that the securities listed in the above table and expected vesting schedules do not take into account the Company’s reorganization plan wherein it is contemplated that all outstanding equity of the Company will be cancelled for no consideration.

(1)	Amounts reflected in the “Grant Date Fair Value of Stock and Option Awards” column reflect the amount recognized for financial statement purposes in 2008 in accordance with SFAS 123(R) for equity award expense. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. Whether and to what extent a named executive officer realizes value will depend on various factors, including actual operating performance, stock price fluctuations and the named executive officer’s continued employment. For a discussion of the assumptions used by the Company in calculating these amounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Accounting for Stock-Based Compensation,” and Note 13, “Stock-Based Compensation,” of the Notes to Consolidated Financial Statements.

(2)	Mr. Harbach received a grant of 3,985 RSUs on January 2, 2008, and 996 RSUs vested on January 2, 2009 and 996 RSUs will vest on January 2 of each of 2010 and 2011 and 997 RSUs will vest on January 2, 2010. Mr. Harbach also received a grant of 24,652 options on January 2, 2008, 25% of which vested on January 2, 2009 and 25% of which will vest on each of January 2, 2010, 2011 and 2012.

(3)	Mr. Hunter was granted (i) 29,700 options on March 13, 2008 at an exercise price of $83.00 per share, 25% of which vest on each of March 13, 2009, 2010, 2011 and 2012, (ii) 1,926 options on April 1, 2008 at an exercise price of $85.50 per share, 100% of which vested on December 31, 2008, (iii) 1,926 options on July 1, 2008 at an exercise price of $39.50 per share, 100% of which vested on December 31, 2008 and (iv) 1,926 options on October 2008 at an exercise price of $24.00 per share, 100% of which vested on December 31, 2008, in connection with his employment arrangements.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2008)
     The following table provides information regarding the value of all unexercised options and unvested restricted stock units previously awarded to our named executive officers as of December 31, 2008.

	Option Awards					Stock Awards(1)
			Equity					Equity	Equity
			Incentive					Incentive Plan	Incentive Plan
			Plan				Market	Awards:	Awards:
			Awards:				Value of	Number of	Market or
	Number of	Number of	Number of			Number of	Shares or	Unearned	Payout Value of
	Securities	Securities	Securities			Shares or	Units of	Shares, Units	Unearned
	Underlying	Underlying	Underlying			Units of	Stock	or Other	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	That Have	Rights That	Other Rights
	Options(#)	Options(#)	Unearned	Exercise	Expiration	Have Not	Not	Have Not	That Have Not
Name	Exercisable	Unexercisable	Options(#)	Price($)	Date	Vested(#)	Vested($)	Vested(#)	Vested($)
F. Edwin Harbach(2)	—	24,652	—	$138.00	1/2/2018	17,310 (2)	$16,027	—	$—
David Hunter(3)	—	29,700	—	83.00	3/13/2018	—	—	—	—
	1,926			85.50	4/1/2018
	1,926			39.50	7/1/2018
	1,926			24.00	10/1/2018
Kenneth A. Hiltz	—	—	—	—	—	—	—	—	—
Eddie R. Munson	—	—	—	—	—	—	—	—	—
Judy A. Ethell(4)	—	—	—	—	—	—	—	—	—
Eileen A. Kamerick	—	—	—	—	—	—	—	—	—
Laurent C. Lutz(5)	—	—	—	—	—	—	—	—	—

*	Please note that the securities listed in the above table and expected vesting schedules do not take into account the Company’s reorganization plan wherein it is contemplated that all outstanding equity of the Company will be cancelled for no consideration.

(1)	Due to the terms of the PSUs and the fact that no determinations regarding the vesting of PSUs can be made until December 31, 2009, PSU awards are not included in this table. The Company determined the performance-based metrics are not probable of achievement.

(2)	Mr. Harbach was granted 24,652 options to purchase common stock on January 2, 2008, 6,163 options will vest on each of January 2, 2009, 2010, 2011 and 2012. Mr. Harbach received a grant of 17,766 RSUs on January 8, 2007, of which 4,441 RSUs vested on January 8, 2008 and 4,442 RSUs vested on January 8, 2009 (but for the purposes of the table above are not considered as “exercisable” as they did not vest by December 31, 2008) and of which 4,441 RSUs will vest on January 8, 2010 and 4,442 RSUs will vest on January 8, 2011. In addition, Mr. Harbach received a grant of 3,985 RSUs on January 2, 2008, and 996 RSUs vested on January 2, 2009 (but for the purposes of the table above are not considered as “exercisable” as they did not vest by December 31, 2008) and 996 RSUs will vest on January 2 of each of 2010 and 2011 and 997 RSUs will vest on January 2, 2010. For information regarding these grants, see Footnote 1 to “— Grants of Plan-Based Awards” above.

(3)	Mr. Hunter was granted 29,700 options on March 13, 2008, 7,425 of which vested on March 13, 2009 (but for the purposes of the table above are not considered as “exercisable” as they did not vest by December 31, 2008) and 7,425 of which will vest on March 13 of each of 2010, 2011 and 2012. Mr. Hunter was also granted 1,926 options on each of April 1, 2008, July 1, 2008 and October 1, 2008, all of which vested on December 31, 2008. For information regarding these grants, see Footnote 1 to “— Grants of Plan-Based Awards” above.

(4)	Pursuant to the Separation and Release of Claims Agreement, executed by Ms. Ethell and the Company, all outstanding equity awards granted to Ms. Ethell were accelerated. A total of 1,054 RSUs were accelerated pursuant to the terms of such agreement on July 1, 2008. Ms. Ethell’s stock options all expired as of October 31, 2008.

(5)	Upon Mr. Lutz’s resignation from the Company, effective as of the close of business on December 31, 2008, Mr. Lutz forfeit all outstanding RSUs and PSUs that had been granted to him.

Option Exercises and Stock Vested
     The following table provides information regarding restricted stock units that vested during 2008 with respect to our named executive officers. No options were exercised in 2008.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise(#)	on Exercise($)	Vesting(#)	on Vesting($)(1)
F. Edwin Harbach	—	$—	4,441	$557,346
David Hunter	—	—	5,778	7,800
Kenneth A. Hiltz	—	—	—	—
Eddie R. Munson	—	—	—	—
Judy A. Ethell (2)	—	—	2,108	83,266
Eileen A. Kamerick	—	—	—	—
Laurent C. Lutz	—	—	732	988

(1)	Amounts reflect the value of awards realized by the named executive officer and are computed by multiplying the number of vested shares by the closing price of the Company’s stock on the date of vesting.

(2)	Effective as of July 31, 2008, all and options and RSUs granted in Ms. Ethell employment agreements were accelerated pursuant to a separation and release of claims agreement.
Pension Benefits
     Our only retirement plan for our U.S.-based associates, including our named executive officers, is our 401(k) plan. We do not have a pension plan in which our named executive officers are eligible to participate.
Nonqualified Deferred Compensation Plans
     We have a “Deferred Compensation Plan” and a “Managing Directors Deferred Compensation Plan,” which are designed to permit a select group of management and highly compensated employees who contribute materially to our continued growth, development and future business success to accumulate additional income for retirement and other personal financial goals through plans that enable the participants to make elective deferrals of compensation to which they will become entitled in the future. Our deferred compensation plans are nonqualified and unfunded, and participants are unsecured general creditors of the Company with respect to their accounts. Our managing directors, including our named executive officers, and other highly compensated executives selected by the plans’ administrative committee are eligible to participate in the plans. To date, none of our named executive officers have participated in any of our deferred compensation plans.
Employment Agreements
     Managing Director Agreements. We have entered into a Managing Director Agreement (a “Managing Director Agreement”) with each of our managing directors and named executive officers. Pursuant to the Managing Director Agreement, we provide up to six months’ pay for certain terminations of employment by us. In addition, the Managing Director Agreement contains non-competition and non-solicitation provisions for a period of up to two years after such executive’s termination of employment or resignation.
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
     Employment Agreement for F. Edwin Harbach. Effective December 31, 2007, we entered into the following arrangements with Mr. Harbach, in connection with his promotion to Chief Executive Officer. In establishing his new arrangements, as well as terminating or amending the agreements previously executed with Mr. Harbach when he first joined the Company, we have endeavored to adjust Mr. Harbach’s compensation to reflect his new position as Chief Executive Officer and also to more closely align most of the terms of his employment agreements with current standard terms utilized in agreements with our other managing directors. Mr. Harbach’s employment agreement provides for the following:

•	Termination of Prior Agreements. Effective as of December 31, 2007, Mr. Harbach’s previous employment agreement, Managing Director Agreement and Special Termination Agreement were terminated. Mr. Harbach’s annual base salary and bonus compensation for 2007 can be found in the “Summary Compensation Table” above, and information regarding his equity awards are included under “ Outstanding Equity Awards at Fiscal Year-End (December 31, 2007),” in each instance pursuant to his previous employment agreement.

•	Compensation. Mr. Harbach’s compensation for 2009 will be:
•	Mr. Harbach’s annual base salary for 2009 is $900,214. In addition, in 2009, Mr. Harbach will be eligible for an annual performance bonus with a target amount of 100% of his annual base salary for the year with respect to which the performance bonus is being awarded, based on his ability to achieve all performance objectives as established for the applicable year by the Committee.

•	On January 2, 2008, Mr. Harbach received a grant of 3,986 RSUs and a grant of stock options pursuant to the LTIP, with an exercise price of $138.00 per share, to purchase 24,652 shares of common stock of the Company. The RSUs and the stock options vest in equal 25% increments on each of the next four anniversary dates of such grant date, provided that Mr. Harbach’s employment has not terminated prior to such date. Furthermore, all of the RSUs will vest upon the termination of Mr. Harbach’s employment due to his death, disability or retirement.

•	Effective as of December 31, 2007, the terms of Mr. Harbach’s prior RSU grant of 17,766 restricted stock units awarded to him in January 2007 was amended to provide that in the event of a Change in Control (as defined in the LTIP), the RSUs will become 100% vested and nonforfeitable effective as of the date of such Change in Control, provided that Mr. Harbach’s employment has not terminated prior to such date. This amendment conforms the vesting of the RSUs upon a change in control to that contained in all other RSU awards granted by the Company. Previously, the RSUs would have vested only upon (i) a Change in Control and (ii) Mr. Harbach’s termination by the Company for any reason other than for cause within three years following a Change in Control.

•	Living Expenses. Mr. Harbach will be reimbursed for monthly rental payments for his current apartment lease in New York City. The Committee of the Board will review its decision to provide this reimbursement at each lease renewal date, which is set to end in September 2009.

•	Indemnification. We agreed to indemnify Mr. Harbach with respect to his activities on behalf of the Company to the fullest extent permitted by law and the Company’s Articles of Incorporation.

•	Termination Payments. Mr. Harbach is entitled to certain termination payments under his employment agreement, which are described below under “Potential Payments upon Termination of Employment or Change in Control.”
     In addition, Mr. Harbach and the Company entered into a new Managing Director Agreement and Special Termination Agreement, effective as of December 31, 2007.
•	Managing Director Agreement. Mr. Harbach’s Managing Director Agreement is the standard form currently utilized for all new managing directors of the Company. The Managing Director Agreement contains non-competition and non-solicitation provisions that apply for a period of two years after his termination or resignation.

•	Special Termination Agreement. The term of Mr. Harbach’s Special Termination Agreement is three years (subject to potential one-year extensions) or, if longer, two years after a Change in Control. If, after a Change in Control and during the term of the Special Termination Agreement, the Company terminates Mr. Harbach’s employment other than for Cause or Disability (as defined in the Special Termination Agreement) or if he terminates his employment within 60 days after any decrease of his base salary by 20% or more after such Change in Control, Mr. Harbach is entitled to certain benefits, including the payment of approximately one year’s compensation (based on salary plus potential bonus).
     Employment Agreement for David R. Hunter. Please see Item 11. “Rejection of Employment Agreements with David R. Hunter” above for information regarding the rejection of certain of Mr. Hunter's employment agreements. Effective as of March 13, 2008, we had entered into the following arrangements with Mr. Hunter:

•	Compensation. Mr. Hunter’s compensation for 2009 was:
•	Mr. Hunter’s annual base salary for 2009 was $750,000. In addition, in 2009, Mr. Hunter was eligible for an annual performance bonus with a target amount of 100% of his annual base salary for the year with respect to which the performance bonus is being awarded, based on his ability to achieve all performance objectives as established for the applicable year by the Committee.

•	The Company granted to Mr. Hunter the following stock options to purchase shares of common stock of the Company pursuant to the Company’s 2000 Long-Term Incentive Plan (the “LTIP”):
•	Effective as of March 13, 2008, Mr. Hunter was granted stock options to purchase 29,700 shares of common stock (accounting for the reverse stock split) of the Company, with an exercise price of $83.66 per share. On March 13, 2009, 25% of these stock options vested and the remainder will vest in equal 25% increments on each of the next three anniversary dates of such grant date.

•	In addition, as part of his 2008 compensation, on each of April 1, 2008, July 1, 2008 and October 1, 2008, Mr. Hunter was granted stock options to purchase 1,926, 1,926 and 1,926 shares of common stock (accounting for the reverse stock split) of the Company, respectively, as he was an employee of the Company on such dates, with an exercise price per share equal to the closing price of the Company’s common stock on the New York Stock Exchange on such grant dates. Each of these stock options vested on December 31, 2008.
All unvested stock options will vest as of the date of any Change in Control (as defined in the LTIP).
•	Benefits/Long-Term Incentives. Mr. Hunter was entitled to participate in all employee benefit (including long-term incentive), fringe and perquisite plans, practices, programs, policies and arrangements generally provided to executives of the Company at a level commensurate with his position and location.

•	Living Expenses. The Company agreed to provide reasonable living accommodations for Mr. Hunter during extended stay periods at the Company’s New York, New York location. In addition, the Company agreed to reimburse Mr. Hunter for the reasonable travel expenses of his spouse, up to four times per year, while Mr. Hunter is on Company business.

•	Severance. Upon termination of Mr. Hunter’s employment by the Company other than Summary Termination (as defined in Mr. Hunter’s Managing Director Agreement), and in lieu of any amounts payable under Mr. Hunter’s Managing Director Agreement, the Company will pay to Mr. Hunter, within 30 days after the Company’s receipt of a fully executed release, a lump sum cash payment in the amount of $1,500,000 USD.

•	Indemnification. The Company agreed to indemnify Mr. Hunter with respect to his activities on behalf of the Company to the fullest extent permitted by law and the Company’s Certificate of Incorporation.
     In addition, Mr. Hunter and the Company entered into a Managing Director Agreement and Special Termination Agreement.
•	Managing Director Agreement. Effective as of March 13, 2008, the Company and Mr. Hunter entered into a Managing Director Agreement that contains non-competition and non-solicitation provisions for a period of two years after his termination or resignation.

•	Special Termination Agreement. Effective as of March 13, 2008, the Company and Mr. Hunter entered into a Special Termination Agreement. The term of the Special Termination Agreement was three years (subject to potential one-year extensions) or, if longer, two years after a Change in Control. If, after a Change in Control and during the term of the Special Termination Agreement, the Company terminates Mr. Hunter’s employment other than as a Summary Termination (as defined in the Managing Director Agreement) or for Disability (as defined in the Special Termination Agreement) or if he terminates his employment within 60 days after any decrease of his base salary by 20% or more after such Change in Control, Mr. Hunter is entitled to certain benefits, including a lump sum cash payment of $1,500,000 USD.
     Judy A. Ethell. As of May 13, 2008, Judy A. Ethell no longer held the positions of Chief Financial Officer and Chief Accounting Officer; however, Ms. Ethell agreed to continue as an employee until July 31, 2008 to assist with the transition to our new chief financial officer. As of August 1, 2008, Ms. Ethell was no longer an employee of the Company. We have entered into an Separation and Release of Claims Agreement dated as of May 12, 2008 with Ms. Ethell that includes the terms set forth below. The terms of the agreement are in lieu of certain applicable provisions of Ms. Ethell’s existing employment arrangements, including severance payments and payment upon a change of control.
•	Lump Sum Payment. Ms. Ethell was scheduled to receive a payment in the amount of $1,740,000 to be paid in a lump sum on or about February 1, 2009. This amount has not yet been paid. We expect that Ms. Ethell will have a claim as an unsecured creditor with respect to such payment and that she will file such claim with the Bankruptcy Court.

•	Restricted Stock Units. On July 1, 2008, all of Ms. Ethell’s RSUs that were scheduled to vest on July 1, 2009 vested. As such, as of July 31, 2008, all 7,720 RSUs granted in Ms. Ethell’s two RSU agreements (taking into account the reverse stock split) had vested.

•	Stock Options. On July 1, 2008, Ms. Ethell’s stock options that were scheduled to vest on July 1, 2009 pursuant to the BearingPoint Stock Option Agreement and the terms of Ms. Ethell’s September 19, 2006 Award Notice vested.

•	Change of Control Payment. If we had experienced a change of control prior to January 31, 2009, we would have had to make a lump sum payment of $1,400,000 to Ms. Ethell. As no such change of control occurred, Ms. Ethell did not receive any payments pursuant to this provision.

•	Release of Claims. In consideration of the above listed payments and actions, Ms. Ethell has agreed to release us of all claims (other than those limited types of claims expressly set forth in the agreement) related to her employment, including amounts potentially owed to Ms. Ethell pursuant to her existing employment arrangements.
Potential Payments upon Termination or Change of Control
     Severance Payments under Managing Director Agreements. Under our Managing Director Agreements, we provide up to six months’ pay for terminations of employment by us other than for “cause,” as defined in the agreements. In addition, these agreements contain non-competition and non-solicitation provisions that apply for a period of up to two years after such executive’s termination of employment or resignation.
     Severance Payments under Employment Agreements. Under our employment agreements with Mr. Harbach and Mr. Hunter, we state that upon termination of the individual’s employment by us without “cause” (as defined in the agreements), within 30 days after our receipt of a fully executed release, we will make a severance payment to the individual. These severance payments are significantly higher than those that we would pay under our Managing Director Agreements.
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

Potential Payments
Upon Termination of Employment or Change-in-Control
as of December 31, 2008
     The table below sets forth the potential payments that generally would have been payable to each of our named executive officers as of December 31, 2008 if:
•	the named executive officer’s employment were terminated by us without “Cause” (as defined in such named executive officer’s employment agreement) or by the named executive officer for “Good Reason” (as defined in such named executive officer’s employment agreement); and

•	the named executive officer’s employment (a) were terminated by us within two years after a Change in Control (as defined in such named executive officer’s Special Termination Agreement) for any reason other than “Cause” (as defined in such named executive officer’s Special Termination Agreement) or if the executive became permanently disabled or was unable to work for a period of 180 consecutive days, (b) (i) were involuntarily terminated by us (other than for Cause) or (ii) were terminated by the named executive officer following a reduction or adverse change in the named executive officer’s duties or compensation, in each case within six months prior to a Change in Control and in anticipation of a Change in Control or (c) were terminated by the named executive officer during the term of the Special Termination Agreement but after a Change in Control if one of the events specified in such named executive officer’s Special Termination Agreement has occurred.

	Termination of		Change in
Name	Employment(1)(2)		Control(2)(3)
F. Edwin Harbach	$3,739,198	(4)	1,841,392	(5)
David R. Hunter	1,536,812	(6)	2,070,591	(7)

*	The Company has not provided information regarding Ms. Kamerick as she is no longer an employee of the Company and was not paid any termination fees upon her resignation as Chief Financial Officer. Upon Ms. Kamerick’s resignation, all her employment arrangements were terminated, including the Managing Director Agreement and Special Termination Agreement. Mr. Munson is no longer acting as Chief Financial Officer of the Company and was not a party to any employment or change of control agreements and, as such, would not receive any amounts upon his termination of employment or upon a change of control of the Company. Mr. Hiltz is also not a party to any employment or change of control agreements and therefore will not receive any amounts upon a termination of employment or a change of control of the Company. Mr. Lutz did not receive any additional compensation upon his resignation of employment, effective as of the close of business on December 31, 2008. Ms. Ethell executed a Separation and Release of Claims Agreement on May 12, 2008. For more information about payments made to Ms. Ethell, please see “Employment Agreements - Judy Ethell” and Footnote 7 to the “Summary Compensation Table” above.

(1)	Amounts set forth in the table for Messrs. Harbach and Hunter reflect the severance payments payable under their respective employment agreements. If Messrs. Harbach and Hunter’s employment is not terminated (i) by us without “Cause” (as defined in such named executive officer’s employment agreement) or (ii) by the named executive officer for “Good Reason” (as defined in such named executive officer’s employment agreement), then such named executive officer may still be eligible to receive payments representing earned but unpaid salary and bonus amounts, any unpaid accrued personal days or unreimbursed business expenses and any other amounts due under the Company’s benefit plans. If Messrs. Harbach and Hunter does not qualify for payment under any of the provisions of their respective employment agreements, they may be eligible to receive severance payments under their respective Managing Director Agreements if their employment is terminated other than for Cause (as defined in the respective Managing Director Agreement) or for no reason. In Mr. Harbach’s case, such payment would generally consist of all earned and unpaid base salary plus a payment equal to three months’ pay at his current base salary. In the case of Mr. Hunter, under his agreement, he would be only be entitled to all earned and unpaid base salary and any accrued but untaken annual leave. Amounts payable under the Managing Director Agreements for Messrs. Harbach and Hunter as of December 31, 2008 would have been $225,054 and $36,812, respectively.

(2)	The dollar amounts in the table with respect to RSUs and PSUs that accelerate upon a termination, Change in Control or other triggering event assume a $1.35 per share price for our common stock (the closing price on December 31, 2008).

(3)	Amounts set forth in the table for Messrs. Harbach and Hunter reflect the termination payments payable governed under their respective Special Termination Agreements upon a Change of Control (as defined in such agreements). Even if Messrs. Harbach or Hunter is not eligible to receive the payments set forth in the table above upon a change in control (as defined in the Special Termination Agreements), all unvested options and RSUs held will immediately vest upon the occurrence of a Change of Control

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

(4)	Under Mr. Harbach’s employment agreement in effect as of December 31, 2008, Mr. Harbach would have been entitled to the following: (i) payment equal to two times the sum of his (A) annual base salary ($900,214) and (B) bonus compensation of $900,214, (ii) payment of accrued and unused personal days ($116,461), (iii) payment of premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended for a period of 18 months after termination ($14,540), and (iv) the vesting of an additional 5,438 RSUs that would have vested within the first anniversary of the termination date ($7,341).

(5)	Under Mr. Harbach’s Special Termination Agreement in effect as of December 31, 2008, Mr. Harbach would have been entitled to the following: (i) payment equal to the sum of his (A) annual base salary in 2008 ($900,214) and (B) bonus compensation of $900,214, (ii) for a period of 2 years after his termination, continuation of medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits, subject to certain exceptions ($17,595), (iii) pursuant to the terms of Mr. Harbach’s RSU grant, in the event of a Change in Control, the vesting of all unvested RSUs (an additional 17,310 RSUs valued at $23,369), (iv) reimbursement for outplacement services and (v) payment of any earned but unpaid salary, bonus or incentive compensation.

(6)	Under Mr. Hunter’s employment agreement, Mr. Hunter would have been entitled to (i) payment equal to the sum of $1,500,000, (ii) payment of accrued and unused personal days ($36,812), and (iii) the vesting of an additional 35,478 options that would have vested within the first anniversary of the termination date ($0).

(7)	Under Mr. Hunter’s Special Termination Agreement, Mr. Hunter would have been entitled to the following: (i) payment equal to the sum of $1,500,000, (ii) for a period of 2 years after his termination, continuation of medical, dental, life insurance, disability, accidental death and dismemberment benefits and other welfare benefits, subject to certain exceptions ($17,595), (iii) pursuant to the terms of Mr. Hunter’s option grant, in the event of a Change in Control, the vesting of all unvested options (an additional 35,478 options valued at $0), (iv) reimbursement for outplacement services, (v) payment of any earned but unpaid salary, bonus or incentive compensation and (vi) an additional tax gross-up payment of $552,996.
     Change of Control Provisions Under the LTIP. In addition to the provisions in the agreements referred to above, in the event of certain “Changes of Control” of the Company, any non-vested portion of stock option grants, RSUs and other awards made under the LTIP will generally vest, and any contractual transfer restrictions on restricted stock or other shares issued upon the settlement of RSUs will be released except under the PSU awards. If such a Change of Control were to occur, all stock options not yet exercisable, including those of our named executive officers set forth in the table captioned “Outstanding Equity Awards at Fiscal Year-End (December 31, 2008)” would vest. Upon a Change of Control, for PSU awards, the growth target in CBUC will be waived and the acquiring company may (i) substitute the PSUs for the right to receive the acquiring company’s stock with the same vesting and settlement schedule, (ii) accelerate and settle in cash the ratable number of PSUs that would vest through the date of Change in Control and replace the remaining PSUs with a cash incentive bonus program that provides for an opportunity to earn up to the value of the remaining PSUs, or (iii) if neither of the above options is selected, then the PSUs will vest and settle and be payable within 10 days of the Change of Control. No PSUs were ever granted to Messrs. Harbach and Hunter.
Managing Director Compensation Plan
     In January 2006, the Committee approved and authorized the development of our MD Compensation Plan. The MD Compensation Plan was designed to be a comprehensive cash and equity-based compensation program for the managing directors of the Company and was intended to replace the previous cash-based compensation program for such individuals. Generally, all managing directors, including our named executive officers, are eligible to participate in the MD Compensation Plan. The primary goal of the MD Compensation Plan is to align the compensation of our managing directors with those of our stockholders, and the plan is designed to offer transparency into the Company’s executive compensation program, align Company performance and individual performance, provide a fair and objective basis for assessing performance, link managing director roles and responsibilities to the Company’s business objectives, and enhance the accountability of the Company’s executives. Under the MD Compensation Plan, a managing director’s compensation may include the following components: (i) RSUs; (ii) target compensation (which may be cash or equity); (iii) performance compensation; and (iv) additional breakthrough awards.

     For 2006 and 2007, our MD Compensation Plan was not fully activated because we were not current in the filing of our SEC periodic reports. Even though the target levels of profitability under the MD Compensation Plan were not achieved in either year, we decided to pay performance-based cash bonuses for retention purposes and because we were able to sustain our underlying operations and our core business continued to perform, despite the issues we continue to face with respect to our financial accounting systems and efforts to become timely in our SEC periodic reports.
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
     In 2008, non-employee director compensation included the following elements:
•	an annual fee of $40,000;

•	a meeting fee of $2,000 for attendance in person at any meeting of the Board or a committee of the Board and $1,000 for attendance by telephone (members of the Audit Committee are paid $2,000 for attendance at any Audit Committee meeting, whether they attended in person or by telephone);

•	a fee of $40,00 to each of Messrs. Lord and McGeary and a fee of $50,000 to Mr. Strange for their participation in a Special Committee of the Board;

•	a grant of stock options to purchase up to 300 shares of common stock upon initial election to the Board; and

•	a grant of stock options to purchase up to 100 shares of common stock upon initial election as the Chair of the Audit Committee.
     Under the 2000 Amended and Restated LTIP, automatic grants of restricted stock awards ceased as of January 1, 2007. The Company may, in its discretion, provide discretionary grants. The Committee did not grant any shares of restricted common stock or stock options to any non-employee director for service performed in 2008.
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
     Eddie R. Munson, a director and former member of the Audit Committee, agreed to serve as our Chief Financial Officer, effective as of June 4, 2008, on an interim basis. Effective November 11, 2008, the Company appointed Kenneth A. Hiltz as Chief Financial Officer and Mr. Munson resumed his service on the Audit Committee. Effective July 15, 2008, Spencer Fleischer resigned from our Board. Effective as of January 1, 2009, Frederic F. Brace was appointed to the Board as a Class III Director.

2008 Director Compensation Table

	Fees Earned
	or Paid
	in Cash	Stock Awards	Option Awards	Total
Name*	($)(1)	($)(5)	($)(5)(6)	($)
Douglas C. Allred	$88,000	$—	$—	$88,000
Betsy J. Bernard	86,000	—	—	86,000
Frederic F. Brace(2)	—	—	—	—
Jill S. Kanin-Lovers	88,000	—	—	88,000
Wolfgang H. Kemna	81,000	—	—	81,000
Albert L. Lord	125,000	—	—	125,000
Roderick C. McGeary(3)	261,000	—	—	261,000
Eddie R. Munson	77,000	—	—	77,000
J. Terry Strange	151,000	—	—	151,000
Spencer C. Fleischer(4)	69,000	—	—	69,000

*	For information regarding the current composition of our Board, please see Item 10 — “Reduction in Size of Board of Directors” above.
(1)	Unless otherwise noted, “Fees Earned or Paid in Cash” amounts consist of amounts paid for Board service rendered in 2008.

(2)	Effective as of January 1, 2009, Frederic F. Brace was appointed to the Board as a Class III Director and, as such, received no compensation for service in 2008.

(3)	On January 1, 2008, the Compensation Committee of the Board approved an annual fee of $150,000 payable to Mr. McGeary, as compensation for his ongoing services as Chairman of the Board. This fee is in addition to the $40,000 annual fee payable to the Company’s non-employee directors.

(4)	Mr. Fleischer resigned from the Board effective July 15, 2008.

(5)	No awards of stock or options were granted to the directors for their service on the Board in 2008.

(6)	Outstanding equity awards for each non-employee director is as follows (for a complete description of the beneficial ownership by our directors, see “— Security Ownership of Certain Beneficial Owners and Management”):

	Outstanding	Outstanding
	Stock Awards at	Option Awards at
	December 31,	December 31,
Name	2008(1)	2008
Douglas C. Allred	880	300
Betsy J. Bernard	640	300
Frederic F. Brace(2)	—	—
Jill S. Kanin-Lovers	160	300
Wolfgang H. Kemna	880	300
Albert L. Lord	800	300
Roderick C. McGeary(3)	4,230	9,458
Eddie R. Munson	160	300
J. Terry Strange	800	400

(1)	No awards of stock or options were granted to the directors for their service on the Board in 2008.

(2)	Effective as of January 1, 2009, Frederic F. Brace was appointed to the Board as a Class III Director and as part of his appointment received 300 option awards.

(3)	Mr. McGeary’s outstanding stock awards consist of (i) 2,430 Founders shares, (ii) 600 shares due to purchases on December 5, 2007, (iii) 101 shares due to a settlement of 147 RSUs on December 12, 2007, subtracting 46 for net share delivery, (iv) 398 shares due to a settlement of 583 RSUs on July 1, 2008, subtracting 185 for net share delivery, (v) 301 shares due to a settlement of 441 RSUs on July 1, 2008, subtracting 140 for net share delivery and (vi) 400 shares of restricted stock issued to Mr. McGeary for his service on the Board. Mr. McGeary’s outstanding option awards consist of (i) 158 options, granted on June 30, 2000, at an exercise price of $2,775.50 per share, all of which vested on June 30, 2001, (ii) 300 options, granted on April 24, 2001, at an exercise price of $819.00 per share, all of which vested on April 24, 2002, and (iii) 9,000 options, granted on November 19, 2004, at an exercise price of $450.00 per share, 50% of which vested on March 21, 2005 and 50% of which vested on March 21, 2006.

     We also reimburse directors for reasonable travel expenses related to attending a Board, Committee or other Company-related business meetings, and provide liability insurance for our directors and officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of More Than Five Percent
     The following table sets forth the only persons known by us, as of May 1, 2009, to be beneficial owners or more than five percent of our common stock.

	Common Stock
		Percentage of
Name and Address of 5% Holders of Common Stock	Number of Shares	Shares Outstanding
Glenview Capital Management, LLC(1)	606,681	13.7%
767 Fifth Avenue, 44th Floor New York, NY 10153

Ariel Investments, LLC (2)	522,482	11.8%
200 E. Randolph Drive, Suite 2900 Chicago, IL 60601

Silver Point Capital, L.P.(3)	399,977	9.1%
Two Greenwich Plaza Greenwich, CT 06830

Thornburg Investment Management, Inc.(4)	360,068	8.2%
119 E. Marcy Street Santa Fe, NM 87501

Tracer Capital Management L.P.(5)	316,986	7.2%
540 Madison Avenue, 33rd Floor New York, NY 10022

Whitebox Advisors, LLC(6)	278,213	6.3%
3033 Excelsior Boulevard, Suite 300 Minneapolis, MN 55416

Franklin Resources, Inc.(7)	248,707	5.6%
One Franklin Parkway San Mateo, CA 94403-1906

(1)	Represents shares beneficially held by Glenview Capital Management, LLC (“Glenview”) and Lawrence M. Robbins, as reported on a Schedule 13G/A filed on February 17, 2009. Glenview serves as investment manager to various entities and Mr. Robbins is the Chief Executive Officer of Glenview. As such, each of Glenview and Mr. Robbins may be deemed to have shared voting power and shared dispositive power with respect to all 606,681 of such shares, of which 115,103 shares are issuable upon conversion of certain convertible debentures of the Company.

(2)	Represents shares beneficially held by Ariel Investments, LLC (“Ariel”), as reported on a Schedule 13G/A filed on June 10, 2008. Ariel has sole voting power with respect to 198,323 of such shares and sole dispositive power with respect to all 522,482 of such shares. These shares are beneficially owned by investment advisory clients of Ariel.

(3)	Represents shares beneficially held by Silver Point Capital, L.P. (“Silver Point”), Mr. Edward A. Mulé and Mr. Robert J. O’Shea, as reported on a Schedule 13G/A on February 17, 2009. Silver Point serves as investment manager t various entities and Messrs. Mulé and O’Shea are members of Silver Point Capital Management, LLC, the general partner of Silver Point. As such, Silver Point may be deemed to have sole voting and dispositive power over all 399,977 shares and Messrs. Mulé and O’Shea may be deemed to have shared voting and dispositive power over all 399,977 shares.

(4)	Represents shares beneficially held by Thornburg Investment Management, Inc. (“Thornburg”), as reported on a Schedule 13G/A filed on April 19, 2007. Thornburg has sole voting power with respect to 220,162 of such shares and sole dispositive power with respect to all 360,068 of such shares. These shares are beneficially owned by investment advisory clients of Thornburg.

(5)	Represents shares beneficially held by Tracer Capital Management L.P. (“Tracer”), Riley McCormack and Matt Hastings, as reported on a Schedule 13G/A filed on February 17, 2009. Tracer serves as an investment manager to various entities. Mr. McCormack and Mr. Hastings are the sole limited partners of Tracer. As such, each of Tracer, Mr. McCormack and Mr. Hastings may be deemed to have shared voting power and shared dispositive power with respect to all 316,986 of such shares.

(6)	Represents shares beneficially held by Whitebox Advisors, LLC (“Whitebox”) and its various related entities, as reported on a Schedule 13G filed on February 25, 2009. Whitebox serves as investment manager to various entities and as such may be deemed to have shared voting power and shared dispositive power with respect to all of such shares, all of which are issuable upon the conversion of certain convertible debentures of the Company.

(7)	Represents shares beneficially held by Franklin Resources, Inc. (“FRI”), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Templeton Investments Corp. (“Franklin Templeton”), as reported on a Schedule 13G/A filed on February 6, 2009. The shares are beneficially owned by one or more open or closed end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of FRI. Mr. Charles Johnson and Mr. Rupert Johnson are the principal stockholders of FRI. As reported on the Schedule 13G/A, Franklin Templeton has sole voting and dispositive power with respect to 248,707 of such shares. The address for Franklin Templeton is 200 King Street W, Suite 1500, Toronto, ON, Canada M5H 3T4.

Security Ownership of Directors and Executive Officers
     The following table sets forth, as of May 1, 2009, information regarding the beneficial ownership of our common stock held by (i) each of our directors, including those directors who voluntarily resigned effective June 1, 2009, and named executive officers and (ii) all of our directors and executive officers as a group. To our knowledge, except as otherwise indicated, each of the persons or entities listed below has sole voting and investment power with respect to the shares beneficially owned by him or her. “Beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that he or she has the right to acquire within 60 days of May 1, 2009. Any shares that a person has the right to acquire within 60 days of May 1, 2009 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock
		Percentage of
Name and Address (1)	Number of Shares	Shares Outstanding
F. Edwin Harbach (2)	16,042	*
David R. Hunter(3)	13,203	*
Kenneth A. Hiltz	—	*
Douglas C. Allred(4)	1,180	*
Betsy J. Bernard(5)	940	*
Frederic F. Brace(6)	—	*
Jill S. Kanin-Lovers(7)	460	*
Wolfgang H. Kemna(8)	1,180	*
Albert L. Lord (9)	1,332	*
Roderick C. McGeary(10)	13,688	*
Eddie R. Munson (11)	460	*
J. Terry Strange(12)	1,300	*
All current executive officers and directors as a group (12 persons)	49,785	*

*	Less than 1% of our common stock outstanding.

(1)	The address for all persons listed is c/o BearingPoint, Inc., 100 Crescent Court, Suite 700, Dallas, Texas 75201.

(2)	Includes 6,163 shares of common stock that may be acquired through the exercise of stock options.

(3)	Includes 13,203 shares of common stock that may be acquired through the exercise of stock options.

(4)	Includes 300 shares of common stock that may be acquired through the exercise of stock options.

(5)	Includes 300 shares of common stock that may be acquired through the exercise of stock options.

(6)	Effective as of January 1, 2009, Frederic F. Brace was appointed to the Board a Class III Director. Mr. Brace was granted 300 shares of common stock that may be acquired through the exercise of stock options, however, such options will not vest until January 1, 2010.

(7)	Includes 300 shares of common stock that may be acquired through the exercise of stock options.

(8)	Includes 300 shares of common stock that may be acquired through the exercise of stock options.

(9)	Includes 300 shares of common stock that may be acquired through the exercise of stock options.

(10)	Includes 9,458 shares of common stock that may be acquired through the exercise of stock options.

(11)	Includes 300 shares of common stock that may be acquired through the exercise of stock options.

(12)	Includes 400 shares of common stock that may be acquired through the exercise of stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transaction Policies
     Prior to the reduction of the size of our Board on June 1, 2009, the Audit Committee of our Board had, and our Board currently has, the primary responsibility for reviewing, approving or ratifying any related party transactions, which include certain transactions that we may enter into with our directors or executive officers (or their immediate family members), or certain shareholders of the Company. Our legal department assisted the Audit Committee and will assist the Board in implementing procedures and processes to obtain information regarding any such related party transactions, including information obtained from our directors and officers through annual questionnaires. Prior to the reduction of the size of our Board on June 1, 2009, the Audit Committee made, and our Board currently makes, all decisions with respect to whether a transaction meets the criteria of a related party transaction.
Related Transactions
     Friedman Fleischer & Lowe, LLC /Spencer C. Fleischer
     On July 15, 2005, we issued $40,000,000 aggregate principal amount of our July 2005 Convertible Debentures and common stock warrants to purchase up to 3,500,000 shares of our common stock pursuant to a securities purchase agreement, dated July 15, 2005 (the “FF&L Purchase Agreement”), among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC (the “FF&L Purchasers”). In accordance with the terms of the FF&L Purchase Agreement, Mr. Spencer C. Fleischer was appointed to our Board as a Class I Director, effective July 15, 2005. Mr. Fleischer is a senior managing member and Vice Chairman of Friedman Fleischer & Lowe GP II, LLC, the general partner of Friedman Fleischer & Lowe GP II, LP, which is the general partner of several investment funds that make investments in private and public companies in the United States and Bermuda; he has served in this capacity since 1998. Mr. Fleischer resigned from the Board effective July 15, 2008. Under the terms of the FF&L Purchase Agreement, if Mr. Fleischer ceases to be affiliated with the FF&L Purchasers or ceases to serve on the Board, so long as the FF&L Purchasers together hold at least 40% of the original principal amount of the July 2005 Senior Debentures, the FF&L Purchasers or their designees have the right to designate a replacement director to our Board. The FF&L Purchasers have informed the Company that they have no current intention of exercising their right to appoint a replacement director to the Board at this time. In connection with the Supplemental Indentures entered into for the Subordinated Debentures and the April 2005 Convertible Debentures and the payment of a consent fee to the holders of the April 2005 Convertible Debentures equal to 1.00% of the outstanding principal amount of the April 2005 Convertible Debentures on November 9, 2006 and an additional consent fee of 0.25% on October 27, 2007, we paid to the holders of the July 2005 Convertible Debentures an amount equal to 1.00% of the outstanding principal amount of the July 2005 Convertible Debentures and an additional 0.25%, respectively.
     AlixPartners
     In September of 2008, the Company signed an Agreement for Interim Management Services with AlixPartners, LLP, an internationally recognized business and financial advisory firm to assist the Company in developing its 2009 plan, participate in its upcoming discussions to restructure its indebtedness and lead a number of key cash management initiatives. Effective November 11, 2008, the Company appointed Kenneth A. Hiltz, a managing director of AlixPartners, LLP, as the Company’s Chief Financial Officer. On February 5, 2009, the Company entered into an Interim Management and Restructuring Services Agreement with AP Services, LLC, an affiliate of AlixPartners, LLP for the engagement of AP Services to provide certain temporary employees to the Company to assist it in its restructuring. This agreement was approved by the Bankruptcy Court and replaced in its entirety the agreement between AlixPartners, LLP and the Company. The Company pays AP Services a fee based on an hourly rate for time worked by Mr. Hiltz and pays or reimburses AP Services for reasonable out-of-pocket expenses. In addition, pursuant to the Interim Management and Restructuring Services Agreement with AP Services, AP Services is entitled to a fee of $4,500,000 upon the consummation of certain transactions. The Company believes that upon the consummation of the Sale Transactions, AP Services will be entitled to the payment of such fee. Mr. Hiltz is a temporary employee of the Company, receives no compensation directly from the Company and does not participate in the Company’s employee benefit plans. As of March 31, 2009, the Company has paid AlixPartners and AP Services a cumulative total of $5,632,062 and has an outstanding payable balance of $1,950,000 for all financial advisory services provided by the firm, including for Mr. Hiltz’s services. In addition, AlixPartners was paid a retainer of $1,000,000 on October 1, 2008, which was transferred to AP Services on February 5, 2009.

Director Independence
     The Board has reviewed each director’s independence. As a result of this review, the Board affirmatively determined that each of Messrs. Brace and Munson has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). Mr. Harbach is an employee of the Company and, while Mr. McGeary resigned as an employee of the Company as of December 31, 2007, he is not considered an independent director due to his recent employment with the Company.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Pre-Approval Policies
     Prior to the reduction of the size of our Board on June 1, 2009, the Audit Committee adopted policies and procedures for approving all audit and permissible non-audit services performed by our independent auditors. Consistent with these policies, all engagements of the independent auditor to perform any audit services and non-audit services were pre-approved by the Audit Committee. No services provided by our independent auditor were approved by the Audit Committee pursuant to the “de minimis” exception to the pre-approval requirement set forth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.
Independent Registered Public Accountants’ Fees
     For fiscal years 2008 and 2007, our independent registered public accountants, Ernst & Young LLP, billed us the fees and expenses set forth below in connection with services rendered:

	Fiscal Year Ended December 31,
Type of Fee	2008	2007
Audit Fees(1)	$24,875,000	$31,595,000
Audit-Related Fees(2)	1,200,000	805,000
Tax Fees(3)	1,700,000	449,000
All Other Fees(4)	20,000	2,187,000

Total	$27,795,000	$35,036,000

(1)	Audit fees include audits of consolidated financial statements, reviews of unaudited quarterly financial statements and services that are normally provided by independent auditors in connection with statutory and regulatory filings.

(2)	Audit-related fees include assurance and related services provided by our independent auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included above under “Audit Fees.” These services principally include audits of employee benefit plans, accounting consultations, and other services in connection with regulatory reporting requirements.

(3)	Tax services principally include consultation in connection with tax compliance, tax consultations and tax planning.

(4)	All other fees include licenses to technical accounting research software and other consultations.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a)(1) The financial statements of the Company required in response to this Item are incorporated by reference from Item 8 of this Report.
     (a)(3) See the exhibits listed below under Item 15(b).
     (b) Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, dated as of February 7, 2001, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 10-Q for the quarter ended March 31, 2001.

3.2	Certificate of Ownership and Merger merging Bones Holding into the Company, dated October 2, 2002, which is incorporated herein by reference to Exhibit 3.3 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of December 10, 2008, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 8-K filed with the SEC on December 10, 2008.

3.4	Amended and Restated Bylaws, amended and restated as of December 5, 2008, which is incorporated herein by reference to Exhibit 3.1 from the Company’s Form 8-K filed with the SEC on December 5, 2008.

4.1	Rights Agreement, dated as of October 2, 2001, between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock, which is incorporated herein by reference to Exhibit A to Exhibit 1.1 from the Company’s Registration Statement on Form 8-A dated October 3, 2001.

4.3	Amendment No. 1 to the Rights Agreement between the Company and EquiServe Trust Company, N.A., which is incorporated herein by reference to Exhibit 99.1 from the Company’s Form 8-K filed on September 6, 2002.

4.4	Second Amendment to the Rights Agreement, dated as of October 27, 2007, between the Company and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.), which is incorporated herein by reference to Exhibit 4.4 from the Company’s Form 10-Q for the quarter ended June 30, 2007.

10.1	Amended and Restated Separation Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ended March 31, 2001.

10.2	Transition Services Agreement, dated as of February 13, 2001, among KPMG LLP, KPMG Consulting, LLC and the Company, which is incorporated herein by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ended March 31, 2001.

10.3	Stock Purchase Agreement dated as of December 29, 1999, among Cisco Systems, Inc., KPMG LLP and the Company, which is incorporated herein by reference to Exhibit 10.11 from the Company’s Form S-1. (Registration No. 333-36328) (referred to below as “the Company’s Form S-1”).

10.4	Investor Rights Agreement dated as of January 31, 2000, among KPMG LLP, Cisco Systems, Inc. and the Company, which is incorporated herein by reference to Exhibit 10.12 from the Company’s Form S-1.

10.5	Irrevocable Waiver, dated May 17, 2004, by Cisco Systems, Inc. with respect to the Investor Rights Agreement, dated January 31, 2000 and the Stock Purchase Agreement, dated December 29, 1999, which is incorporated herein by reference to Exhibit 10.49 of the Company’s Form S-1/A (Registration No. 333-100199).

10.6	Credit Agreement dated as of May 18, 2007, as amended and restated on June 1, 2007, among the Company, BearingPoint, LLC, the guarantors party thereto, the lenders party thereto, UBS Securities LLC, Morgan Stanley Senior

Exhibit No.	Description

Funding, Inc., UBS AG, Stamford Branch and Wells Fargo Foothill, LLC, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form 10-K for the year ended December 31, 2006.

10.7	Security Agreement dated as of May 18, 2007, among the Company, BearingPoint, LLC, the guarantor’s party thereto and UBS AG, Stamford Branch, as Collateral Agent, which is incorporated herein by reference to Exhibit 10.7 from the Company’s Form 10-K for the year ended December 31, 2006.

10.8	Form of Term Note under the Credit Agreement dated as of May 18, 2007, which is incorporated herein by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended December 31, 2006.

10.9	Form of 2.50% Series A Convertible Subordinated Debentures due 2024, which is incorporated by reference to Exhibit 10.66 from the Company’s Form 10-K for the year ended December 31, 2004.

10.10	Form of 2.75% Series B Convertible Subordinated Debentures due 2024, which is incorporated by reference to Exhibit 10.67 from the Company’s Form 10-K for the year ended December 31, 2004.

10.11	Purchase Agreement, dated as of December 16, 2004, among the Company and the Initial Purchasers named therein, which is incorporated by reference to Exhibit 10.68 from the Company’s Form 10-K for the year ended December 31, 2004.

10.12	Indenture, dated as of December 22, 2004, by and between the Company and The Bank of New York, as trustee, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on March 10, 2006.

10.13	First Supplemental Indenture, dated as of November 7, 2006, between BearingPoint, Inc. and The Bank of New York, as trustee under the Indenture, dated as of December 22, 2004, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed on November 8, 2006.

10.14	Resale Registration Rights Agreement, dated December 22, 2004, between the Company and the Initial Purchasers, which is incorporated by reference to Exhibit 10.70 from the Company’s Form 10-K for the year ended December 31, 2004.

10.15	Form of 5.00% Convertible Senior Subordinated Debentures due 2025, which is incorporated by reference to Exhibit 10.71 from the Company’s Form 10-K for the year ended December 31, 2004.

10.16	Form of Securities Purchase Agreement, dated April 21, 2005, among the Company and the purchasers named therein, which is incorporated by reference to Exhibit 10.72 from the Company’s Form 10-K for the year ended December 31, 2004.

10.17	Indenture, dated as of April 27, 2005, by and between the Company and the Bank of New York, as trustee, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed on March 10, 2006.

10.18	First Supplemental Indenture, dated as of November 2, 2006, between BearingPoint, Inc. and The Bank of New York, as trustee under the Indenture, dated as of April 27, 2005, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed on November 3, 2006.

10.19	Registration Rights Agreement, dated April 27, 2005, between the Company and the placement agents named therein, which is incorporated by reference to Exhibit 10.74 from the Company’s Form 10-K for the year ended December 31, 2004.

10.20	Securities Purchase Agreement, dated July 15, 2005, among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.75 from the Company’s Form 10-K for the year ended December 31, 2004.

10.21	Form of 0.50% Convertible Senior Subordinated Debentures due July 2010, which is incorporated by reference to Exhibit 10.76 from the Company’s Form 10-K for the year ended December 31, 2004.

10.22	Form of Warrant Certificate, dated July 15, 2005, which is incorporated by reference to Exhibit 10.77 from the Company’s Form 10-K for the year ended December 31, 2004.

10.23	Registration Rights Agreement, dated July 15, 2005, between the Company and certain affiliates of Friedman Fleischer & Lowe, LLC, which is incorporated by reference to Exhibit 10.78 from the Company’s Form 10-K for the year ended December 31, 2004.

10.24*	Amended and Restated 2000 Long-Term Incentive Plan, effective as of November 19, 2008.

Exhibit No.	Description

10.25	Employee Stock Purchase Plan, as amended and restated as of February 1, 2007, which is incorporated herein by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended December 31, 2006.

10.26	Amended and Restated 401(k) Plan dated August 21, 2003, which is incorporated herein by reference to Exhibit 10.19 from the Company’s Form 10-K for the year ended June 30, 2003.

10.27	Amendment No. 1 to Amended and Restated 401(k) Plan dated April 29, 2004, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form S-1/A (Registration No. 333-100199).

10.28	Amendment No. 2 to Amended and Restated 401(k) Plan dated June 24, 2005, which is incorporated by reference to Exhibit 10.24 from the Company’s Form 10-K for the year ended December 31, 2004.

10.29	Amendment No. 3 to Amended and Restated 401(k) Plan dated August 22, 2005, which is incorporated by reference to Exhibit 10.25 from the Company’s Form 10-K for the year ended December 31, 2004.

10.30	Amendment No. 4 to Amended and Restated 401(k) Plan dated November 1, 2005, which is incorporated by reference to Exhibit 10.26 from the Company’s Form 10-K for the year ended December 31, 2004.

10.31	Amendment No. 5 to Amended and Restated 401(k) Plan, effective as of September 14, 2006, which is incorporated herein by reference to Exhibit 10.31 from the Company’s Form 10-K for the year ended December 31, 2006.

10.32	Amendment No. 6 to Amended and Restated 401(k) Plan, effective as of January 1, 2006, which is incorporated herein by reference to Exhibit 10.32 from the Company’s Form 10-K for the year ended December 31, 2006.

10.33	Amendment No. 7 to Amended and Restated 401(k) Plan, effective as of May 1, 2007, which is incorporated herein by reference to Exhibit 10.33 from the Company’s Form 10-K for the year ended December 31, 2006.

10.34*	Amendment No. 8 to Amended and Restated 401(k) Plan, effective as of February 1, 2008.

10.35*	Amendment No. 9 to Amended and Restated 401(k) Plan, effective as of May 1, 2009.

10.36*	Amendment No. 10 to Amended and Restated 401(k) Plan, effective as of January 1, 2009.

10.37	Deferred Compensation Plan, as amended and restated as of August 1, 2003, which is incorporated herein by reference to Exhibit 10.20 from the Company’s Form 10-K for the year ended June 30, 2003.

10.38	Amendment to Deferred Compensation Plan effective as of December 31, 2004, which is incorporated by reference to Exhibit 10.28 from the Company’s Form 10-K for the year ended December 31, 2004.

10.39	Amended and Restated BearingPoint, Inc. Managing Directors Deferred Compensation Plan dated January 1, 2006, which is incorporated by reference to Exhibit 10.30 from the Company’s Form 10-K for the year ended December 31, 2004.

10.40*	First Amendment to Amended and Restated BearingPoint, Inc. Managing Directors Deferred Compensation Plan dated January 1, 2006.

10.41*	Amended and Restated BearingPoint, Inc. Managing Directors Deferred Compensation Plan, effective December 31, 2008.

10.42	Form of Member Distribution Agreement for KPMG Consulting Qualified Employees, which is incorporated herein by reference to Exhibit 10.6 from the Company’s Form S-1 (including for Richard Roberts).

10.43	Form of Amendment to the Managing Director Agreement, dated as of January 31, 2005, between the Company and certain executive officers (including for Richard Roberts), which is incorporated by reference to Exhibit 10.8 from the Company’s Form 10-K for the year ended December 31, 2004.

10.44	Form of Managing Director Agreement (including for Roderick C. McGeary), which is incorporated herein by reference to Exhibit 10.39 from the Company’s Form 10-K for the year ended December 31, 2006.

10.45	Form of Managing Director Agreement, which is incorporated herein by reference to Exhibit 10.40 from the Company’s Form 10-K for the year ended December 31, 2006.

10.46*	Form of Managing Director Agreement.

Exhibit No.	Description

10.47*	Amendment to Managing Director Agreement, Member Distribution Agreement and Member Agreement.

10.48	Form of Special Termination Agreement (including for Richard Roberts), which is incorporated by reference to Exhibit 10.93 from the Company’s Form 10-K for the year ended December 31, 2005.

10.49*	Amendment to Special Termination Agreement.

10.50*	Form of Special Termination Agreement.

10.51	Form of Restricted Stock Agreement with certain officers of the Company pursuant to the 2000 Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.52	Form of Restricted Stock Agreement with non-employee directors of the Company pursuant to the Amended and Restated Long-Term Incentive Plan, which is incorporated herein by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.53	Form of Restricted Stock Unit Agreement under the Company’s 2000 Long-Term Incentive Plan for managing directors and employees, which is incorporated by reference to Exhibit 10.81 from the Company’s Form 10-K for the year ended December 31, 2004.

10.54*	Amendment to Restricted Stock Unit Agreement under the Company’s 2000 Long-Term Incentive Plan for managing directors and employees.

10.55	Form of Performance Share Award Unit Agreement, which is incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on February 8, 2007.

10.56*	Amendment to Performance Share Award Unit Agreement.

10.57	Form of Performance Cash Award Agreement, which is incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed with the SEC on February 8, 2007.

10.58*	Amendment to Performance Cash Award Agreement.

10.59	Employment Letter, effective as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.91 from the Company’s Form 10-K for the year ended December 31, 2004.

10.60	Managing Director Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated herein by reference to Exhibit 10.54 from the Company’s Form 10-K for the year ended December 31, 2006.

10.61	Special Termination Agreement, dated as of July 1, 2005, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.93 from the Company’s Form 10-K for the year ended December 31, 2004.

10.62	Letter Agreement dated October 3, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.95 from the Company’s Form 10-K for the year ended December 31, 2005.

10.63	Restricted Stock Unit Agreement, dated September 19, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.96 from the Company’s Form 10-K for the year ended December 31, 2005.

10.64	Restricted Stock Unit Agreement, dated September 19, 2006, between the Company and Judy A. Ethell, which is incorporated by reference to Exhibit 10.97 from the Company’s Form 10-K for the year ended December 31, 2005.

10.65	Employment Letter, effective as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.91 from the Company’s Form 10-K for the year ended December 31, 2005.

10.66	Managing Director Agreement, dated as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.92 from the Company’s Form 10-K for the year ended December 31, 2005.

10.67	Special Termination Agreement, dated as of February 24, 2006, between the Company and Laurent C. Lutz, which is incorporated by reference to Exhibit 10.94 from the Company’s Form 10-K for the year ended December 31, 2005.

10.68*	Independent Contractor Agreement, effective January 1, 2009, between the Company and Laurent C. Lutz.

Exhibit No.	Description

10.69	Employment Letter, effective as of December 31, 2007, between the Company and F. Edwin Harbach, incorporated by reference to Exhibit 10.62 from the Company’s Form 10-K for the year ended December 31, 2007.

10.70*	Amendment to Employment Letter, effective as of December 31, 2008, between the Company and F. Edwin Harbach.

10.71	Managing Director Agreement, effective as of December 31, 2007, between the Company and F. Edwin Harbach, incorporated by reference to Exhibit 10.6 from the Company’s Form 10-K for the year ended December 31, 2007.

10.72	Special Termination Agreement, dated as of December 31, 2007, between the Company and F. Edwin Harbach, incorporated by reference to Exhibit 10.64 from the Company’s Form 10-K for the year ended December 31, 2007.

10.73	Restricted Stock Unit Agreement, dated January 8, 2007, between the Company and F. Edwin Harbach, which is incorporated by reference to Exhibit 99.5 from the Company’s Form 8-K filed with the SEC on January 12, 2007.

10.74	Amendment No. 1 to the Restricted Stock Unit Agreement with F. Edwin Harbach dated January 8, 2007, dated as of December 31, 2007, incorporated by reference to Exhibit 10.66 from the Company’s Form 10-K for the year ended December 31, 2007.

10.75	Restricted Stock Unit Agreement, dated January 7, 2008, between the Company and F. Edwin Harbach, incorporated by reference to Exhibit 10.67 from the Company’s Form 10-K for the year ended December 31, 2007.

10.76	Stock Option Agreement, dated January 7, 2008, between the Company and F. Edwin Harbach, incorporated by reference to Exhibit 10.68 from the Company’s Form 10-K for the year ended December 31, 2007.

10.77	Employment Letter, effective as of March 13, 2008, between the Company and David Hunter, incorporated by reference to Exhibit 10.1 from the Company’s Form 10-Q for the quarter ending March 31, 2008.

10.78*	Amendment to Employment Letter, effective as of December 31, 2008, between the Company and David Hunter.

10.79	Managing Director Agreement, effective as of March 13, 2008, between the Company and David Hunter, incorporated by reference to Exhibit 10.2 from the Company’s Form 10-Q for the quarter ending March 31, 2008.

10.80	Special Termination Agreement, effective as of March 13, 2008, between the Company and David Hunter, incorporated by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending March 31, 2008.

10.81	Stock Option Agreement, dated March 17, 2008, between the Company and David Hunter, incorporated by reference to Exhibit 10.4 from the Company’s Form 10-Q for the quarter ending March 31, 2008.

10.82	Employment Letter dated April 24, 2008, effective as of May 13, 2008, between the Company and Eileen A. Kamerick, incorporated by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ending March 31, 2008.

10.83	Supplemental Employment Letter dated May 12, 2008, between the Company and Eileen A. Kamerick, incorporated by reference to Exhibit 10.6 from the Company’s Form 10-Q for the quarter ending March 31, 2008.

10.84	Special Termination Agreement, effective as of May 13, 2008, between the Company and Eileen A. Kamerick, incorporated by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ending March 31, 2008.

10.85	Form of Restricted Stock Unit Agreement (including for Eileen A. Kamerick) , incorporated by reference to Exhibit 10.8 from the Company’s Form 10-Q for the quarter ending March 31, 2008.

10.86	Employment Letter dated July 1, 2008, effective as of June 4, 2008, between the Company and Eddie R. Munson, incorporated by reference to Exhibit 10.5 from the Company’s Form 10-Q for the quarter ending June 30, 2008.

10.87	Managing Director Agreement dated July 1, 2008, effective as of June 4, 2008, between the Company and Eddie R. Munson, incorporated by reference to Exhibit 10.6 from the Company’s Form 10-Q for the quarter ending June 30, 2008.

10.88	Separation and Release of Claims Agreement dated as of May 12, 2008, between the Company and Judy A. Ethell, incorporated by reference to Exhibit 10.7 from the Company’s Form 10-Q for the quarter ending June 30, 2008.

10.89	Form of BearingPoint, Inc. Performance Cash Award Agreement, incorporated by reference to Exhibit 10.8 from the Company’s Form 10-Q for the quarter ending June 30, 2008.

Exhibit No.	Description

10.90	Form of BearingPoint, Inc. Performance Share Unit Award Agreement, incorporated by reference to Exhibit 10.9 from the Company’s Form 10-Q for the quarter ending June 30, 2008.

10.91	Agreement for Interim Management Services dated November 10, 2008, between the Company and AlixPartners, LLP, incorporated by reference to Exhibit 10.3 from the Company’s Form 10-Q for the quarter ending September 30, 2008.

10.92*	Agreement for Interim Management and Restructuring Services, dated February 5, 2009, between the Company and AP Services, LLC.

10.93	Joint Plan of Reorganization of BearingPoint, Inc. and its Subsidiaries under Chapter 11 of the Bankruptcy Code, dated February 18, 2009, incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on February 23, 2009.

10.94	Asset Purchase Agreement by and among Deloitte LLP, BearingPoint Inc. and certain subsidiaries of BearingPoint, Inc. that are signatories thereto, dated as of March 23, 2009, incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on April 10, 2009.

10.95	Amendment No. 1 to the Asset Purchase Agreement by and among Deloitte LLP, BearingPoint Inc. and certain subsidiaries of BearingPoint, Inc. that are signatories thereto, dated as of April 3, 2009, incorporated by reference to Exhibit 99.2 from the Company’s Form 8-K filed with the SEC on April 10, 2009.

10.96	Amended and Restated Purchase Agreement among PricewaterhouseCoopers LLP, BearingPoint, Inc. and certain subsidiaries of BearingPoint, Inc. that are signatories thereto, dated as of May 28, 2009, incorporated by reference to Exhibit 99.1 from the Company’s Form 8-K filed with the SEC on June 1, 2009.

10.97	Share Sale Agreement relating to BearingPoint Co., Ltd (Chiyoda-ku) among BearingPoint International Bermuda Holdings Limited and PwC Advisory Co., Ltd., dated April 2, 2009, incorporated by reference to Exhibit 99.3 from the Company’s Form 8-K filed with the SEC on April 23, 2009.

14.1	Standards of Business Conduct, which is incorporated by reference to Exhibit 14.1 from the Company’s Form 10-K for the year ended December 31, 2006.

16.1	Letter dated June 28, 2007, from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, which is incorporated by reference to Exhibit 16.1 from the Company’s Form 10-K for the year ended December 31, 2006.

21.1*	List of subsidiaries of the Registrant, as of December 31, 2008.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

32.1*	Certification of Chief Executive Officer pursuant to Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350.

*	filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 5, 2009 by the undersigned, thereunto duly authorized.

BEARINGPOINT, INC.
By:	/s/ F. Edwin Harbach
	Name:	F. Edwin Harbach
	Title:	Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 5, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ F. Edwin Harbach F. Edwin Harbach	Director, President and Chief Executive Officer (principal executive officer)

/s/ Kenneth A. Hiltz Kenneth A. Hiltz	Chief Financial Officer (principal financial and accounting officer)

/s/ Roderick C. McGeary Roderick C. McGeary	Chairman of the Board of Directors

/s/ Frederic F. Brace Frederic F. Brace	Director

/s/ Eddie R. Munson Eddie R. Munson	Director

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEARINGPOINT, INC.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BearingPoint, Inc.:

We have audited the accompanying consolidated balance sheets of BearingPoint, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2008 and 2007 financial statements referred to above present fairly, in all material respects, the consolidated financial position of BearingPoint, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that BearingPoint, Inc. will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, on February 18, 2009, the Company and certain of its U.S. subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about BearingPoint, Inc.’s ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BearingPoint, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 (included in Item 9A) expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 30, 2009,
except for Note 22, as to which the date is
June 4, 2009

REPORT OF PRICEWATERHOUSE COOPERS LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BearingPoint, Inc.:

In our opinion, the consolidated statements of operations, changes in stockholders’ deficit and of cash flows for the year ended December 31, 2006, before the effects of the adjustments to retrospectively reflect the reverse stock split described in Note 1, present fairly, in all material respects, the results of operations and cash flows of BearingPoint, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit, before the effects of these adjustments described above, of these statements in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the reverse stock split described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were not audited.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post retirement plans effective December 31, 2006.

/s/  PricewaterhouseCoopers LLP
Boston, Massachusetts
June 27, 2007

BEARINGPOINT, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$349,664	$466,815
Restricted cash (note 2)	3,468	1,703
Accounts receivable, net of allowance for doubtful accounts of $2,287 at December 31, 2008 and $5,980 at December 31, 2007	294,069	356,178
Unbilled revenue	228,828	319,132
Income tax receivable	11,854	8,869
Deferred income taxes	13,555	11,521
Prepaid expenses	43,060	36,500
Other current assets	22,761	43,172

Total current assets	967,259	1,243,890
Property and equipment, net	102,187	103,671
Goodwill	478,545	494,656
Deferred income taxes, less current portion	17,008	25,179
Other assets	89,916	114,008

Total assets	$1,654,915	$1,981,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable	$203,997	$3,700
Accounts payable	153,121	215,999
Accrued payroll and employee benefits	295,253	368,208
Deferred revenue	69,489	115,961
Income tax payable	30,116	58,304
Current portion of accrued lease and facilities charges	14,956	17,618
Deferred income taxes	8,339	15,022
Accrued legal settlements	6,591	8,716
Other current liabilities	83,149	108,364

Total current liabilities	865,011	911,892
Notes payable, less current portion	772,919	970,943
Accrued employee benefits	124,335	118,235
Accrued lease and facilities charges, less current portion	25,226	48,066
Deferred income taxes, less current portion	36,933	9,581
Income tax reserve	238,548	242,308
Other liabilities	138,174	149,668

Total liabilities	2,201,146	2,450,693

Commitments and contingencies (notes 9, 10, 11)
Stockholders’ deficit:
Preferred stock, $.01 par value 10,000,000 shares authorized	—	—
Common stock, $.01 par value 1,000,000,000 shares authorized, 4,514,555 shares issued and 4,417,553 shares outstanding on December 31, 2008 and 4,397,803 shares issued and 4,303,122 shares outstanding on December 31, 2007	2,244	2,186
Additional paid-in capital	1,387,154	1,438,369
Accumulated deficit	(2,212,650)	(2,180,578)
Accumulated other comprehensive income	315,297	308,857
Treasury stock, at cost (97,002 shares on December 31, 2008 and 94,681 shares on December 31, 2007)	(38,276)	(38,123)

Total stockholders’ deficit	(546,231)	(469,289)

Total liabilities and stockholders’ deficit	$1,654,915	$1,981,404

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenue	$3,197,041	$3,455,562	$3,444,003
Costs of service:
Professional compensation	1,564,250	1,858,480	1,725,479
Other direct contract expenses	674,627	807,709	888,152
Lease and facilities restructuring (benefit) charges	(3,524)	20,869	29,621
Other costs of service	282,377	299,979	250,225

Total costs of service	2,517,730	2,987,037	2,893,477

Gross profit	679,311	468,525	550,526
Amortization of purchased intangible assets	—	—	1,545
Selling, general and administrative expenses	550,818	701,317	748,250

Operating income (loss)	128,493	(232,792)	(199,269)
Interest income	7,374	12,084	8,749
Interest expense	(61,023)	(61,216)	(37,182)
Insurance settlement	—	—	38,000
Other (expense) income, net	(38,162)	(8,566)	8,659

Income (loss) before taxes	36,682	(290,490)	(181,043)
Income tax expense	68,754	72,233	32,397

Net loss	$(32,072)	$(362,723)	$(213,440)

Loss per share — basic and diluted:
Net loss	$(7.18)	$(83.90)	$(50.30)*
Weighted average shares — basic and diluted	4,468,179	4,323,343	4,243,093 *

*	Unaudited for reverse stock split, see Note 1, “Reverse Stock Split.”

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(in thousands)

						Notes	Accumulated
	Common Stock			Additional		receivable	other
	Shares			paid-in	Accumulated	from	comprehensive	Treasury Stock		Comprehensive
	issued		Amount	capital	deficit	stockholders	income (loss)	Shares	Amount	Income (loss)	Total

Balance at December 31, 2005	4,107	*	$2,044	$1,261,797	$(1,484,199)	$(7,578)	$218,091	(76)*	$(35,727)		$(45,572)

Notes receivable from stockholders, including $3 in interest and forgiveness of loan	—		—	—	—	112	—	—	—		112
Restricted stock awards to Board of Directors	1	*	—	460	—	—	—	—	—		460
Compensation recognized for stock options and restricted stock units	—		—	52,933	—	—	—	—	—		52,933
SFAS 158 adjustment, net of tax benefit of $3,756	—		—	—	—	—	(11,417)	—	—		(11,417)
Comprehensive income (loss):
Net loss	—		—	—	(213,440)	—	—	—	—	$(213,440)	(213,440)
Minimum pension liability, net of tax of $2,961	—		—	—	—	—	8,880	—	—	8,880	8,880
Foreign currency translation adjustment	—		—	—	—	—	30,743	—	—	30,743	30,743

Total comprehensive loss										$(173,817)

Balance at December 31, 2006	4,108	*	$2,044	$1,315,190	$(1,697,639)	$(7,466)	$246,297	(76)*	$(35,727)		$(177,301)

Compensation recognized for stock options, restricted stock units, performance share units, Employee Stock Purchase Plan, BE an Owner and restricted stock awards	—		—	97,062	—	—	—	—	—		97,062
Sale of common stock under Employee Stock Purchase Plan — BE an Owner	51		26	10,122	—	—	—	—	—		10,148
Sale of common stock under Employee Stock Purchase Plan	62		31	12,343	—	—	—	—	—		12,374
Restricted stock awards to Board of Directors	1		—	—	—	—	—	—	—		—
Settlement of notes receivable from stockholders	—		(3)	(6,649)	—	7,466	—	(6)	(782)		32
Settlement of Softline acquisition obligation	11		6	10,383	—	—	—	—	—		10,389
Settlement of restricted stock units	165		82	(82)	—	—	—	(13)	(1,614)		(1,614)
FSP 00-19-2 adoption	—		—	—	(371)	—	—	—	—		(371)
FIN 48 adoption	—		—	—	(119,845)	—	—	—	—		(119,845)
Comprehensive income (loss):
Net loss	—		—	—	(362,723)	—	—	—	—	$(362,723)	(362,723)
Prior service cost, net of tax benefit of $1,270	—		—	—	—	—	1,800	—	—	1,800	1,800
Net actuarial gain, net of tax of $6,229	—		—	—	—	—	13,056	—	—	13,056	13,056
Foreign currency translation adjustment	—		—	—	—	—	47,704	—	—	47,704	47,704

Total comprehensive loss										$(300,163)

Balance at December 31, 2007	4,398		$2,186	$1,438,369	$(2,180,578)	$—	$308,857	(95)	$(38,123)		$(469,289)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT — (Continued)
(in thousands)

					Notes	Accumulated
	Common Stock		Additional		receivable	other
	Shares		paid-in	Accumulated	from	comprehensive	Treasury Stock		Comprehensive
	issued	Amount	capital	deficit	stockholders	income (loss)	Shares	Amount	Income (loss)	Total

Balance at December 31, 2007	4,398	$2,186	$1,438,369	$(2,180,578)	$—	$308,857	(95)	$(38,123)		$(469,289)
Compensation recognized for stock options, restricted stock units, performance share units, Employee Stock Purchase Plan, BE an Owner and restricted stock awards, net of adjustments	—	—	(52,778)	—	—	—	—	—		(52,778)
Sale of common stock under Employee Stock Purchase Plan	46	23	1,672	—	—	—	—	—		1,695
Restricted stock awards to Board of Directors	1	—	124	—	—	—	—	—		124
Settlement of restricted stock units	70	35	(233)	—	—	—	(2)	(153)		(351)
Comprehensive income (loss):
Net loss	—	—	—	(32,072)	—	—	—	—	$(32,072)	(32,072)
Prior service cost, net of tax of $110	—	—	—	—	—	1,126	—	—	1,126	1,126
Net actuarial loss, net of tax benefit of $(1,442)	—	—	—	—	—	(3,983)	—	—	(3,983)	(3,983)
Foreign currency translation adjustment	—	—	—	—	—	9,297	—	—	9,297	9,297

Total comprehensive income									$(25,632)

Balance at December 31, 2008	4,515	$2,244	$1,387,154	$(2,212,650)	$—	$315,297	(97)	$(38,276)		$(546,231)

*	Unaudited for reverse stock split, see Note 1, “Reverse Stock Split.”

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(32,072)	$(362,723)	$(213,440)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	21,976	4,060	(13,406)
(Benefit) provision for doubtful accounts	(1,343)	2,465	(464)
Stock-based compensation, net of adjustments	(52,654)	97,062	53,393
Depreciation and amortization of property and equipment	45,915	63,472	74,023
Amortization of purchased intangible assets	—	—	1,545
Lease and facilities restructuring (benefit) charges	(3,524)	20,869	29,621
Loss on disposal and impairment of assets	4,929	9,575	3,769
Amortization of debt issuance costs and debt accretion	12,410	13,955	8,936
Reversal of global tax equalizations	(36,959)	—	—
Unrealized foreign exchange losses (gains)	16,935	11,326	(8,549)
Changes in assets and liabilities:
Accounts receivable	57,808	17,353	84,124
Unbilled revenue	85,560	28,510	19,814
Income tax receivable, prepaid expenses and other current assets	9,084	20,188	(22,557)
Other assets	17,205	(13,917)	(4,565)
Accounts payable	(62,182)	(58,711)	(26,322)
Income tax payable, accrued legal settlements and other current liabilities	(63,814)	(51,421)	(12,715)
Accrued payroll and employee benefits	(25,240)	(5,501)	48,099
Deferred revenue	(57,025)	(18,941)	(38,605)
Income tax reserve and other liabilities	(867)	29,084	78,269

Net cash (used in) provided by operating activities	(63,858)	(193,295)	60,970

Cash flows from investing activities:
Purchases of property and equipment	(48,221)	(38,227)	(52,871)
(Increase) decrease in restricted cash	(1,765)	1,393	118,151

Net cash (used in) provided by investing activities	(49,986)	(36,834)	65,280

Cash flows from financing activities:
Proceeds from issuance of common stock	1,695	12,374	—
Treasury stock through net share delivery	(118)	(1,614)	—
Net proceeds from issuance of notes payable	2,141	284,015	—
Repayments of notes payable	(5,391)	(4,209)	(6,506)
Increase (decrease) in book overdrafts	1,106	—	(810)

Net cash (used in) provided by financing activities	(567)	290,566	(7,316)

Effect of exchange rate changes on cash and cash equivalents	(2,740)	16,807	15,297

Net (decrease) increase in cash and cash equivalents	(117,151)	77,244	134,231
Cash and cash equivalents — beginning of period	466,815	389,571	255,340

Cash and cash equivalents — end of period	$349,664	$466,815	$389,571

Supplementary cash flow information:
Interest paid	$50,150	$43,733	$27,582
Taxes paid, net of refunds	$69,108	$18,427	$21,333
Supplemental non-cash investing and financing activities:
Settlement of notes receivable from stockholders	$—	$7,466	$—
Settlement of Softline acquisition obligation	$—	$10,389	$—
Sale of common stock — BE an Owner	$—	$10,148	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

The information set forth in Notes 1 through 21 below is as of March 31, 2009. These Notes should be read in conjunction with Note 22, “Subsequent Events,” which provides information regarding BearingPoint, Inc. since March 31, 2009 and supplements the information provided in Notes 1 through 21.

1. Description of the Business, Chapter 11 Reorganization Proceedings and Basis of Presentation

The Company

BearingPoint, Inc. (the “Company”) is one of the world’s leading providers of management and technology consulting services to Forbes Global 2000 companies as well as government organizations. The Company’s core services, which include management consulting, technology solutions, as well as application services and managed services, are designed to help its clients generate revenue, increase cost-effectiveness, manage regulatory compliance, integrate information and transition to “next-generation” technology. The Company had approximately 15,200 employees at December 31, 2008.

In North America, the Company delivers consulting services through its Public Services, Commercial Services and Financial Services industry groups, which provide significant industry-specific knowledge and service offerings. Outside of North America, the Company is organized on a geographic basis — Europe, the Middle East and Africa (“EMEA”), the Asia Pacific region and Latin America. As of January 1, 2009, the Company combined three of its business segments, Commercial Services, Financial Services and Latin America, into Commercial Services and will manage the operations of these three segments as one combined segment reporting to a single segment leader, and realign resources and internal management to gain synergies in both costs and revenue.

Reverse Stock Split

At the annual meeting of stockholders held on December 5, 2008, the Company’s stockholders approved the implementation of a one-for-fifty reverse stock split of the Company’s common stock. The record and effective date for the reverse stock split was December 10, 2008. Immediately prior to the effective time of the reverse stock split, the Company had 220,851,816 shares of common stock outstanding. Upon the effectiveness of the reverse stock split, the Company had 4,417,036 shares of common stock outstanding. The reverse stock split had no effect on the number of authorized shares of common stock. All share amounts presented in the Consolidated Financial Statements and in the notes thereto have been adjusted to reflect the reverse stock split. The effect of the reverse stock split on 2006 and 2005 disclosures is unaudited.

Chapter 11 Bankruptcy Proceedings and Proposed Plan of Reorganization; Proposed Sale of Portions of the Company

On February 18, 2009 (the “Petition Date”), BearingPoint, Inc. and certain of its subsidiaries based in the U.S. (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The chapter 11 cases are being jointly administered, for procedural purposes only, under the caption “In re BearingPoint, Inc., et al.,” Case No. 09-10691 (REG) (the “Chapter 11 Cases”). The Debtors will continue to manage their properties and operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, as part of the relief granted to the Debtors on the Petition Date, the Bankruptcy Court entered an order confirming that the Company’s subsidiaries that are domiciled outside of the United States are not part of the Chapter 11 Cases. The Debtors expect to continue to operate in the normal course of business during the reorganization process and to continue to serve their clients. The Debtors may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However,

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On November 13, 2008, the New York Stock Exchange (the “NYSE”) notified the Company that it had decided to suspend trading in the Company’s common stock prior to market open on November 17, 2008, based on its determination that the trading price of the Company’s common stock was “abnormally low.” The Company appealed the NYSE’s decision to suspend the trading of its common stock; however, since the Company commenced the Chapter 11 Cases, the Company withdrew its appeal on March 5, 2009 and the Company’s common stock was delisted from the NYSE effective as of March 19, 2009.

The decision to seek relief under the Bankruptcy Code was made after an exhaustive review of alternative options. In addition to potentially reducing the Company’s unsustainable debt burden, the bankruptcy process resolves near-term cash payment obligations relating to the right of the holders of the $200.0 million 5.00% Convertible Senior Subordinated Debentures due 2025 (the “5.00% Convertible Senior Debentures”) to require the Company to repurchase the 5.00% Convertible Senior Debentures, as early as April 2009, at a purchase price equal to 100% of the principal amount of $200 million, plus any accrued and unpaid interest. The Company’s failure to repurchase these debentures pursuant to the holders’ option would have caused a cross default under certain other debentures and the $500.0 million senior secured credit facility dated as of May 18, 2007 and as amended and restated on June 1, 2007 (the “2007 Credit Facility”). Such a cross default would, in turn, have caused all amounts outstanding thereunder to accelerate. The bankruptcy filing also resolved the prospect that the Company would have to repay all of its outstanding debt in the event its common stock is delisted from the NYSE. The chapter 11 filing, however, has resulted in the acceleration of these debt obligations. Accordingly, they became automatically due and payable, subject to an automatic stay pursuant to the Bankruptcy Code of any action to collect or recover a claim against the Debtors. While the Company believes it will be able to reduce its unsustainable debt burden through the bankruptcy process, there can be no assurances that it will be successful in doing so.

On the Petition Date, the Debtors filed a “pre-arranged” proposed joint plan of reorganization (the “Plan”), which embodied the original proposed terms of the Debtors’ restructuring. The Debtors’ secured lenders (the “Secured Lenders”) that are parties to the 2007 Credit Facility agreed in principle to support the Plan. The proposed Plan, among other things, provides that:

•	New Senior Secured Credit Facility. The 2007 Credit Facility will be replaced with a new senior secured credit facility as follows: term loan in the amount of $272 million plus accrued interest and a synthetic letter of credit facility in the amount of up to $130 million; plus the issuance of new convertible preferred stock with a liquidation preference of $50 million, plus accrued and unpaid dividends, which is convertible into class 3 common stock (as described below).

•	Unsecured Debt. All unsecured debt will be exchanged for three different classes of common stock. Holders of the 5.00% Convertible Senior Debentures and holders of the $40 million 0.50% Convertible Senior Subordinated Debentures due 2010 (the “0.50% Convertible Senior Debentures”) will receive shares of class 1 common stock. Holders of the $250 million 2.50% Series A Convertible Subordinated Debentures due 2024 (the “Series A Convertible Subordinated Debentures”) and holders of the $200 million 2.75% Series B Convertible Subordinated Debentures due 2024 (the “Series B Convertible Subordinated Debentures”) will receive shares of class 2 common stock. Certain general unsecured creditors will receive shares of class 3 common stock. The three classes of common stock will be entitled to the same dividends, distributions and voting rights, except that until the holders of class 1 common stock have received dividends and distributions of $240 million, such holders will be entitled to the dividend, distribution and voting rights (except with respect to the election of directors) of the holders of class 2 common stock.

•	Existing Equity. All existing equity in the Company will be cancelled for no consideration.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Based on the Company’s recent announcement regarding the proposed sale of various portions of the Company, however, the Company expects that the proposed Plan will be modified accordingly. If the Company is successful in selling all or substantially all of its assets, it would result in the liquidation of the Company’s business and the Company would cease to operate as a going concern.

In order for a plan of reorganization to be confirmed by the Bankruptcy Court, such plan must be voted on by holders of impaired claims and must satisfy certain requirements of the Bankruptcy Code. Confirmation of a plan of reorganization by a Bankruptcy Court would make the plan binding on the Debtors, any issuer of securities under the plan, any person acquiring property under the plan and any of the Debtors’ creditors or equity interest holders. Subject to certain limited exceptions, the order confirming a plan of reorganization will generally discharge debtors from any debt that arose prior to the date of confirmation of such plan and substitutes for such debt the obligations specified under the confirmed plan.

The Bankruptcy Court granted all of the relief sought by the Debtors on the Petition Date, including our motion for interim authority to use the Secured Lenders’ cash collateral, which provides us with continued access to funds to operate our business. A final hearing on the cash collateral motion is scheduled for April 8, 2009. The Bankruptcy Court also entered an interim order establishing notification procedures and restrictions in connection with holding and trading in our common stock and claims. The order is intended to preserve, to the greatest extent possible, the potential value of certain of our tax attributes, both during the pendency of the Chapter 11 Cases and following emergence from bankruptcy.

As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors on February 27, 2009.

On March 5, 2009, the Debtors filed their schedules of assets and liabilities and their statements of financial affairs with the Bankruptcy Court. On March 11, 2009, the Bankruptcy Court issued an order establishing April 17, 2009 as the deadline for each person or entity other than a governmental unit (as defined in the Bankruptcy Code) to file a proof of claim against any of the Debtors to assert any claim.

On March 23, 2009, the Company, certain of its subsidiaries and Deloitte LLP (“Deloitte”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell a substantial portion of its assets related to its North American Public Services business to Deloitte for $350,000, subject to adjustment, and Deloitte agreed to assume certain liabilities associated with these assets as set forth in the Purchase Agreement. The consummation of the transaction contemplated by the Purchase Agreement is subject to (i) the approval of the Bankruptcy Court of certain bidding procedures in connection with an auction of all or substantially all of the assets of the Company’s Public Services business to be held on April 15, 2009 (the “Auction”), (ii) the Company not receiving higher or better offers at the Auction, (iii) the approval of the Bankruptcy Court of the Purchase Agreement and the sale transaction and (iv) other customary closing conditions.

In addition, on March 23, 2009, the Company signed a non-binding letter of intent to sell a substantial portion of its North American Commercial Services business, including its Financial Services segment, to PricewaterhouseCoopers LLP for $25,000. The Company also announced that it is in advanced negotiations with PwC Advisory Co., Ltd., a PricewaterhouseCoopers firm operating in Japan, to sell its consulting practice in Japan, and in late-stage negotiations with its local management teams to sell its European and Latin America practices. Further, the Company is in separate negotiations with other parties and local management to sell its various Asia Pacific practices, separate from Japan. There can be no assurance that the Company can enter into definitive agreements regarding such sales or that any transaction will be completed. In addition, the consummation of any such transaction may be subject to approval by the Bankruptcy Court. If the Company is successful in selling all or substantially all of its assets, it would result in the liquidation of the Company’s business and the Company would cease to operate as a going concern. The net proceeds

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

received through the successful completion of any of the aforementioned sales transactions would be reduced by applicable fees and costs directly associated with completion of the transactions.

Subsequent to the bankruptcy filing date, the provisions in Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) apply to the Debtors’ financial statements while the Debtors operate under the provisions of chapter 11. SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, SOP 90-7 does require that the financial statements, for periods including and subsequent to the filing of the chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Going Concern

As discussed above, the Debtors are operating under chapter 11 of the Bankruptcy Code the uncertainties inherent in the bankruptcy process raise substantial doubt relating to the Company’s ability to continue as a going concern.

In addition, a plan of reorganization could materially change amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under chapter 11 of the Bankruptcy Code.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Revenue Recognition

The Company earns revenue from three primary sources: (1) technology integration services in which it designs, builds and implements new or enhanced system applications and related processes, (2) services to provide general business consulting, such as system selection or assessment, feasibility studies, business valuations and corporate strategy services, and (3) managed services in which it manages, staffs, maintains, hosts or otherwise runs solutions and systems provided to its customers. Contracts for these services have different terms based on the scope, deliverables and complexity of the engagement, which require management to make judgments and estimates in recognizing revenue. The Company is compensated on contracts principally through time and material arrangements, cost-reimbursable plus fee arrangements, and fixed price arrangements.

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

Revenue for general business consulting services is recognized as work is performed and amounts are earned in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectibility is reasonably assured. For these types of arrangements, the Company recognizes revenue over the period of performance. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized on a proportional performance model based on level of effort, as milestones are achieved or when final deliverables have been provided. Revenue arrangements entered into with the same client that are accounted for under SAB 104 are accounted for on a combined basis when they are entered into at or near the same time, unless it is clearly evident that the contracts are not related to one another.

For managed service arrangements, the Company typically implements or builds system applications for

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

customers that it then manages or runs for periods that may span several years. Such arrangements include the delivery of a combination of one or more of the Company’s service offerings and are governed by Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In managed service arrangements in which the system application implementation or build has standalone value to the customer, and management has sufficient objective evidence of fair value for the managed or run services, the Company bifurcates the total arrangement into two units of accounting based upon the residual method: (i) the system application implementation or build, which is recognized as technology integration services using the percentage-of-completion method under SOP 81-1; and (ii) the managed or run services, which are recognized under SAB 104 ratably over the estimated life of the customer relationship. In instances where the Company is unable to bifurcate a managed service arrangement into separate units of accounting, the total contract is recognized as one unit of accounting under SAB 104. In such instances, total fees and direct and incremental costs related to the system application implementation or build are deferred and recognized together with managed or run services upon completion of the system application implementation or build ratably over the estimated life of the customer relationship. Certain managed service arrangements may also include transaction-based services in addition to the system application implementation or build and managed services. Fees from transaction-based services are recognized as earned if the Company has sufficient objective evidence of fair value for such transactions; otherwise, transaction fees are recognized ratably over the remaining life of the customer relationship period when the Company determines these fees are realizable. The determination of fair value requires the Company to use significant judgment. Management determines the fair value of service revenue based upon the Company’s recent pricing for those services when sold separately and/or prevailing market rates for similar services.

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

Unbilled revenue consists of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Management anticipates that the collection of these amounts will likely occur within one year of the balance sheet date. Billings in excess of revenue recognized for which payments have been received are recorded as deferred revenue until the applicable revenue recognition criteria have been met.

Costs of Service

Costs of service include professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, bad debt expense relating to accounts receivable, and other costs attributable to serving the Company’s client base. Professional compensation consists of payroll costs and

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

related benefits including stock-based compensation, bonuses, tax equalization for employees on foreign assignments, and the costs of reductions in workforce associated with client service professional staff. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. Lease and facilities restructuring charges represent the fair value of future lease obligations (net of estimated sublease income), the unamortized cost of fixed assets no longer in use and other incurred costs associated with the Company’s office space reduction efforts. Recurring lease and facilities charges for occupied offices are included in other costs of service.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses related to marketing, information systems, depreciation and amortization, finance and accounting, human resources, sales force and other functions related to managing and growing the Company’s business. Advertising costs are expensed when advertisements are first placed or run. Advertising expense was $12,193, $24,903 and $21,304 for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of all cash balances, demand deposits and highly liquid investments with insignificant interest rate risks and original maturity of three months or less. The Company’s cash equivalents included money market investments and interest-bearing accounts of $124,832 and $190,359 at December 31, 2008, respectively, and $203,507 and $225,411 at December 31, 2007, respectively. Overdrafts representing outstanding checks in excess of funds on deposit are classified as short-term borrowings and included in other current liabilities on the Consolidated Balance Sheets. As of December 31, 2008 and 2007, the Company classified as restricted cash approximately $3,468 and $1,703, respectively, of cash collateral posted with providers of letters of credit and surety bonds issued in connection with client engagements.

Concentrations of Credit Risk and Fair Value of Financial Instruments

The amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term maturities. At December 31, 2008 and 2007, the fair value of the Company’s notes payable, including the current portion, was $399,337 and $744,013, respectively, compared to their respective carrying values of $976,916 and $974,643. The fair value was primarily estimated based on the quoted market price or in the case of the 0.50% Convertible Senior Debentures, based on a Black-Scholes calculation. As outlined in Note 1 to these consolidated financial statements, the fair value of these notes payable will be impacted by the Company’s filing for bankruptcy. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of notes payable, trade receivables, and unbilled revenue. The Company’s cash and cash equivalents are placed with financial institutions with high credit standings. The Company’s cash equivalents are primarily invested in money market funds. These money market funds invest in asset-backed securities that could subject the Company to valuation risk in the event that these securities experience significant declines in their fair value. As of December 31, 2008, the Company had cash and cash equivalent balances, excluding restricted cash, of $152,232 in North America, $8,511 in Latin America, $136,359 in EMEA, and $52,562 in Asia Pacific. During 2008, $128,431 of cash was repatriated to the US. The Company’s customer base consists of large numbers of geographically diverse customers dispersed across many countries. Concentration of credit risk with respect to trade accounts receivables is not significant.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

During 2008, 2007 and 2006, the Company’s revenue from the U.S. Federal government, inclusive of government sponsored enterprises and reported in the Public Services segment, was $1,031,660, $981,604 and $983,075, respectively, representing 32.3%, 28.4% and 28.5% of total revenue, respectively. At December 31, 2008 and 2007, receivables due from the U.S. Federal government were $81,797 and $101,047, respectively. Unbilled revenue due from the U.S. Federal government was $71,271 and $93,445 at December 31, 2008 and 2007, respectively. While most of the Company’s government agency clients have the ability to unilaterally terminate their contracts, the Company’s relationships are seldom with political appointees, and the Company has not historically experienced a loss of U.S. Federal government projects with a change in administration.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Assessing the collectibility of customer receivables requires management judgment. The Company determines its allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic and accounts receivable aging trends, and changes in customer payment terms. Allowance for doubtful accounts are periodically re-evaluated and adjusted as more information about the ultimate collectibility of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated allowance for doubtful accounts are written-off.

As noted above in the Company’s policy on Revenue Recognition, in the normal course of accounting for long-term contracts, the Company will periodically adjust its estimates for these contracts which may result in changes to amounts recorded as accounts receivable and/or unbilled revenues.

Property and Equipment

Property and equipment are recorded at cost, less allowances for depreciation and amortization. The cost of software purchased or developed for internal use, including associated interest costs, is capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation is provided for all classes of assets for financial statement purposes using the straight-line method over the estimated useful lives of the assets when those assets are placed in service. Equipment is depreciated over three to five years, software purchased or developed for internal use is depreciated over one to five years, and furniture is depreciated over three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining term of the respective lease. Maintenance and repairs are charged to expense as incurred. When assets are sold or retired, the asset cost and related accumulated depreciation are relieved from the Consolidated Balance Sheets, and any associated gain or loss is recognized in income from operation.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Asset Retirement Obligations

The Company leases all of its office facilities under various operating leases, some of which contain clauses that require the Company to restore the leased facility to its original state at the end of the lease term. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” these asset retirement obligations are initially measured at fair value and recorded as a liability, and a corresponding increase is recorded to the carrying amount of the leasehold improvement. At December 31, 2008 and 2007, asset retirement obligations were $3,728 and $3,802, respectively.

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

Valuation of Long-Lived Assets

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software and capitalized software). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying amount of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

lived assets includes significant judgment by management, and different judgments could yield different results.

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

Foreign currency gains (losses) are reported as a component of other (expense) income, net in the Consolidated Statements of Operations. For the years ended December 31, 2008, 2007 and 2006, net foreign currency (losses) gains were ($38,589), ($9,653) and $8,855, respectively.

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

Pension and Postretirement Benefits

The Company’s pension expense and obligations are developed from actuarial valuations required by the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), and SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is now required to be the same as the Company’s fiscal year-end. As required by SFAS 158, the Company adopted the balance sheet recognition provisions at December 31, 2006. The measurement date of the benefit obligation and plan assets is the same as the Company’s fiscal year end. In addition, SFAS 87 required the recognition of an additional minimum liability (“AML”) if the market value of plan assets was less than the accumulated benefit obligation at the end of the measurement date. The AML was eliminated upon the adoption of SFAS 158. See Note 15, “Employee Benefit Plans,” for additional information.

Accounting for Employee Global Mobility and Tax Equalization

The Company has a tax equalization policy designed to ensure that its employees on domestic long-term and foreign assignments will be subject to the same level of personal tax, regardless of the tax jurisdiction in which the employee works. The Company records tax equalization expenses in the period incurred. If the estimated tax equalization liability, including related interest and penalties, is determined to be greater or less than amounts due upon final settlement, the difference is recorded in the current period. The Company’s liabilities associated with tax equalization expenses remaining to be paid and interest and penalties associated with failure to timely file and withhold payroll and other taxes were $39,299 and $33,451 as of December 31, 2008, respectively, and $59,287 and $48,768 as of December 31, 2007, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), to record compensation expense for its employee stock options, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”) and shares purchased by employees under the ESPP. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with APB 25, in accounting for its stock options and other equity instruments.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The Company is exposed to changes in foreign currency exchange rates and interest rates that may affect its results of operations and financial position. The Company manages its exposure to changes in foreign currency exchange rates and interest rates through its normal operating and financing activities. The Company accounts for its derivative instruments in accordance with SFAS 133, which requires that all derivative instruments be reported on the balance sheet at fair value. If the derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either recognized in net loss or in other comprehensive income until the hedged item is recognized in net loss. For derivatives that do not qualify as hedges under SFAS 133, the change in fair value is recorded in other (expense) income in the Consolidated Statements of Operations. The Company did not have any derivative instruments at December 31, 2008 and 2007.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	Foreign currency	Pension and
	translation	post-retirement
	adjustment	benefit	Total

Balance December 31, 2006	$262,155	$(15,858)	$246,297
Prior service cost, net of tax benefit of $1,270	—	1,800	1,800
Net actuarial gain, net of tax of $6,229	—	13,056	13,056
Change in foreign currency translation	47,704	—	47,704

Balance December 31, 2007	309,859	(1,002)	308,857

Prior service cost, net of tax of $110	—	1,126	1,126
Net actuarial loss, net of tax benefit of $1,442	—	(3,983)	(3,983)
Change in foreign currency translation	9,297	—	9,297

Balance December 31, 2008	$319,156	$(3,859)	$315,297

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets a framework for measuring fair value and expands on required disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after January 1, 2008 and will be applied prospectively. In February 2008, the FASB issued a Staff Position that (1) partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 and its related pronouncements did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company has adopted the provisions of FSP 157-3 in its financial statements. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” effective for fiscal years ending after December 15, 2009. The additional disclosure requirements are designed to provide the users of the financial statements with an understanding of a) how the investment allocation decisions are made; b) the major categories of plan assets; c) the inputs and valuation techniques used to measure the fair value of the plan assets, including the effect of using significant unobservable inputs; e) and significant concentration of risk within plan assets. The Company does not believe the adoption of this FSP will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3. Loss per Share

On December 5, 2008, our stockholders approved a one-for-fifty reverse stock split, which became effective at 6:01 p.m. Eastern Time on December 10, 2008. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split.

Basic loss per share is computed based on the weighted average number of common shares outstanding and vested RSUs during the period. Diluted loss per share is computed using the weighted average number of basic shares outstanding during the period plus the dilutive effect of the issuance of other potential common shares.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The following table sets forth the computation of basic earnings per share (“EPS”):

	Year Ended December 31,
	2008	2007	2006

Net loss	$(32,072)	$(362,723)	$(213,440)

Weighted average common shares outstanding	4,371,495	4,056,394	4,024,869
Weighted average vested RSUs	96,684	266,949	218,224

Weighted average shares outstanding	4,468,179	4,323,343	4,243,093

Earnings per share — basic and diluted	$(7.18)	$(83.90)	$(50.30)

The following table sets forth the potential common stock equivalents, on a weighted-average basis, that were excluded from the computation of diluted EPS. The inclusion of any portion of such shares in diluted EPS is dependent on several factors, including whether or not the Company generates net income, the level of net income generated and the Company’s common stock price.

	Year Ended December 31,
	2008	2007	2006

Employee stock options	566,334	673,657	797,398
Employee stock purchase plan	798,716	—	96,635
Restricted stock units	111,578	165,065	86,665
Performance share units(1)	783,902	900,787	—
Series A Convertible Subordinated Debentures	476,204	476,204	476,204
Series B Convertible Subordinated Debentures	380,963	380,963	380,963
5.00% Convertible Senior Debentures	606,060	606,060	606,060
0.50% Convertible Senior Debentures	118,519	118,519	118,519
Warrants issued in connection with the 0.50% Convertible Senior Debentures	70,000	70,000	70,000
Softline acquisition obligation (see Note 9)	—	—	14,715

	3,912,276	3,391,255	2,647,159

(1)	As of the end of the reporting period, the performance conditions described further in Note 13, “Stock-Based Compensation,” have not been met; however, the shares reflected in the table represent the maximum settlement of shares under this program.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

4. Property and Equipment

Property and equipment, net, consists of the following:

	December 31,
	2008	2007

Property and equipment:
Internal-use software	$100,899	$126,728
Equipment	70,524	83,491
Leasehold improvements	62,206	65,089
Furniture	28,077	30,111

Total property and equipment	261,706	305,419

Accumulated depreciation and amortization:
Internal-use software	(47,475)	(84,671)
Equipment	(55,063)	(61,695)
Leasehold improvements	(40,561)	(39,099)
Furniture	(16,420)	(16,283)

Total accumulated depreciation and amortization	(159,519)	(201,748)

Property and equipment, net	$102,187	$103,671

Depreciation and amortization expense related to property and equipment consists of the following:

	Year Ended December 31,
	2008	2007	2006

Amounts included in:
Other costs of service	$27,892	$40,502	$40,502
Selling, general and administrative expenses	18,023	22,970	33,521

	$45,915	$63,472	$74,023

On March 25, 2009, the Company concluded that it would suspend all efforts associated with the implementation of its North American financial reporting system as a direct result of announcing the Purchase Agreement between the Company and Deloitte, as described in Note 1. As of the date of this decision, the Company has capitalized $38,642 of costs on this project, and will continue to evaluate these costs for impairment on a periodic basis.

5. Business Acquisitions, Goodwill and Other Intangible Assets

Goodwill balances at December 31, 2008 and 2007 are associated with the acquisition of KPMG Consulting AG (subsequently renamed BearingPoint GmbH) in August 2002 and a series of acquisitions of Andersen Business Consulting practices during 2002.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The changes in the carrying amount of goodwill, at the reporting unit level, for the years ended December 31, 2008 and 2007 were as follows:

			Foreign
	Balance		Currency	Balance
	December 31,		Translation	December 31,
	2007	Reductions	Adjustment	2008

Public Services	$23,581	$—	$171	$23,752
Financial Services	9,210	—	25	9,235
EMEA	385,650	—	(15,559)	370,091
Asia Pacific	75,003	—	(607)	74,396
Latin America	1,010	—	(141)	869
Corporate/Other	202	—	—	202

Total	$494,656	$—	$(16,111)	$478,545

				Foreign
	Balance			Currency	Balance
	December 31,			Translation	December 31,
	2006	Reductions		Adjustment	2007

Public Services	$23,581	$—		$—	$23,581
Financial Services	9,210	—		—	9,210
EMEA	359,133	(7,495	)(1)	34,012	385,650
Asia Pacific	70,402	—		4,601	75,003
Latin America	918	—		92	1,010
Corporate/Other	202	—		—	202

Total	$463,446	$(7,495)		$38,705	$494,656

(1)	Amount represents the reversal of uncertain income tax liabilities recorded as part of the acquisition of a consulting practice in EMEA against goodwill, as the statute of limitations for the potential tax liability expired during the first quarter of 2007.

The Company completed its required annual impairment test in April 2008 and determined that the carrying value of goodwill was not impaired. Further, the Company regularly monitors the carrying value of its goodwill. This monitoring includes an assessment as to whether or not certain events would, more likely than not, cause the Company to conclude that the carrying value of any of its reporting units would exceed their fair value. The Company identified and evaluated the affects of the events which occurred in the fourth quarter by performing an analysis of the affect of these events on the fair value of its reporting units. While these events decreased the fair value of the Company’s reporting units, the Company concluded that the fair value of the respective reporting units exceeded their carrying values. The assumptions used by management in this analysis are highly sensitive and judgmental. Should actual future results vary significantly from expectations, impairment of the Company’s goodwill could result in future periods.

Identifiable intangible assets include finite-lived intangible assets, which primarily consist of market rights, order backlog, customer contracts and related customer relationships. Identifiable intangible assets are amortized using the straight-line method over their expected period of benefit, which generally ranges from one to five years. Identifiable intangible assets consist of market rights and backlog, customer contracts and

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

related customer relationships, both of which were fully amortized as of December 31, 2006. Amortization expense related to identifiable intangible assets was $1,545 in 2006. There was no amortization expense recorded in 2007 or 2008.

6. Notes Payable

Notes payable consist of the following:

	December 31,
	2008	2007

Current portion(1):
Term Loans under the 2007 Credit Facility	$3,000	$3,000
$200,000 5.00% Convertible Senior Subordinated Debentures due 2025	200,000	—
Other	997	700

Total current portion	203,997	3,700

Long-term portion:
$250,000 2.50% Series A Convertible Subordinated Debentures due 2024 and $200,000 2.75% Series B Convertible Subordinated Debentures due 2024	450,000	450,000
$200,000 5.00% Convertible Senior Subordinated Debentures due 2025	—	200,000
$40,000 0.50% Convertible Senior Subordinated Debentures due 2025 (net of discount of $9,479 and $14,389, respectively)	30,521	25,611
Term Loans under the 2007 Credit Facility	291,750	294,750
Other	648	582

Total long-term portion	772,919	970,943

Total notes payable	$976,916	$974,643

The following is a schedule of annual maturities on notes payable, net of discounts, as of December 31, 2008 for each of the next five calendar years and thereafter:

Year	Amount(2)

2009	$3,997
2010	34,169
2011	3,000
2012	285,750
2013	—
Thereafter(3)	650,000

Total	$976,916

(1)	The weighted average interest rate on the current portion of notes payable as of December 31, 2008 and 2007 was 5.7% and 8.8%, respectively.

(2)	As described below, the holders of the Subordinated Debentures (as defined below) have the right to convert the debentures into shares of Company common stock only upon occurrence of certain triggering events. The 5.00% Convertible Senior Debentures (as defined below) were convertible upon issuance on April 27, 2005, and the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

0.50% Convertible Senior Debentures (as defined below) were convertible starting on July 15, 2006. Upon conversion of these debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. In addition, the holders of the 5.00% Convertible Senior Debentures and Subordinated Debentures have the right, at their option, to require the Company to repurchase all or some of their debentures on various dates prior to maturity (see below).

(3)	The $200,000 principal outstanding related to the 5.00% Convertible Senior Subordinated Debentures is presented according to its 2025 maturity.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” As a result of implementing FSP 00-19-2, the Company recognized a cumulative effect adjustment of $371 that increased the January 1, 2007 accumulated deficit balance and recognized an undiscounted liability associated with its estimated remaining obligation to pay additional interest to the holders of the 5.00% Convertible Senior Debentures (as defined below) and the 0.50% Convertible Senior Debentures (as defined below) as a result of the Company’s noncurrent filer status and related inability to file a registration statement. The 5.00% Convertible Senior Debentures and the 0.50% Convertible Senior Debentures became eligible for sale under SEC Rule 144(k) without registration as of April 28, 2007 and December 3, 2007, respectively; therefore, the Company was no longer required to file a registration statement.

2007 Credit Facility

On May 18, 2007, the Company entered into a $400,000 senior secured credit facility and on June 1, 2007, the Company amended and restated the credit facility to increase the aggregate commitments under the facility from $400,000 to $500,000 (the “2007 Credit Facility”). The 2007 Credit Facility consists of (1) term loans in an aggregate principal amount of $300,000 (the “Term Loans”) and (2) a letter of credit facility in an aggregate face amount at any time outstanding not to exceed $200,000 (the “LC Facility”). The LC Facility is supported by cash deposits made on our behalf by the lenders. If the Company fails to repay any disbursement on a letter of credit and these cash deposits are used to reimburse the issuing bank, the amount of any cash deposits used for such purpose will be considered as additional loans to the Company (the “LC Loans” and, together with the Term Loans, the “Loans”). Interest on the Term Loans under the 2007 Credit Facility is calculated, at the Company’s option, at a rate per annum equal to either (1) 3.5% plus the London Interbank Offered Rate (“LIBOR”) or (2) 2.5% plus a base rate equal to the higher of (a) the federal funds rate plus 0.5% and (b) UBS AG, Stamford Branch’s prime commercial lending rate. Interest on the LC loans is similarly calculated at the Company’s option at a rate per annum equal to either (1) 4.0% plus LIBOR or (2) 4.0% plus a rate computed in the same manner as the Term Loans. Debt issuance costs of $18,801, mainly comprised of underwriting, commitment and legal fees, were capitalized into other non-current assets and are being amortized to interest expense over the life of the Loans. As of December 31, 2008, the Company had $294,750 in principal outstanding under the Term Loans and an aggregate of $124,280 of letters of credit issued and outstanding. The Company is charged fees for the LC Facility’s continued availability, which totals 4.125% per annum on the total amount of cash deposits made available from time to time by the lenders under the LC Facility to collateralize their obligation to fund demands made on letters of credit issued under the LC Facility. We are separately charged a fronting fee of 0.1875% per annum on the average daily aggregate outstanding face amount of all letters of credit issued.

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

Series A and Series B Convertible Subordinated Debentures

On December 22, 2004, the Company closed on a $400,000 offering of convertible subordinated debentures. The offering consisted of $225,000 aggregate principal amount of 2.50% Series A Convertible Subordinated Debentures due December 15, 2024 (the “Series A Debentures”) and $175,000 aggregate principal amount of 2.75% Series B Convertible Subordinated Debentures due December 15, 2024 (the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

“Series B Debentures” and together with the Series A Debentures, the “Subordinated Debentures”). On January 5, 2005, the Company issued an additional $25,000 aggregate principal amount of its Series A Debentures and an additional $25,000 aggregate principal amount of its Series B Debentures upon the exercise in full of an option granted to the initial purchasers. Interest is payable on the Subordinated Debentures on June 15 and December 15 of each year, beginning June 15, 2005. The Subordinated Debentures are unsecured and are subordinated to the 5.00% Convertible Senior Debentures and July 2005 indentures and borrowings and future senior debt. Due to the delay in the completion of the Company’s audited financial statements for the year ended December 31, 2004, the Company was unable to file a timely registration statement with the SEC to register for resale its Subordinated Debentures and the shares of common stock issuable upon conversion of the Subordinated Debentures. Accordingly, the applicable interest rate on each series of Subordinated Debentures increased by 0.25% beginning on March 23, 2005 and increased another 0.25% beginning on June 22, 2005. The interest rates on the Series A Debentures and the Series B Debentures increased to 3.00% and 3.25%, respectively, until January 6, 2007.

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

The Subordinated Debentures are initially convertible, under certain circumstances, into shares of the Company’s common stock at a conversion rate of 1.9048 shares for each $1 principal amount of the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Subordinated Debentures, subject to anti-dilution and adjustments but not to exceed 2.6 shares, equal to an initial conversion price of approximately $525.00 per share. Holders of the Subordinated Debentures may exercise the right to convert the Subordinated Debentures prior to their maturity only under certain circumstances, including when the Company’s stock price reaches a specified level for a specified period of time, upon notice of redemption, and upon specified corporate transactions. Upon conversion of the Subordinated Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The Subordinated Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the Subordinated Debentures are convertible into shares of the acquiring or surviving company. The Company will also increase the conversion rate upon occurrence of certain transactions. As of December 31, 2008, none of the circumstances under which the Subordinated Debentures would have been convertible existed.

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

Upon a continuing event of default, the trustee or the holders of at least 25% in aggregate principal amount of the Subordinated Debentures may declare the applicable series of Debentures immediately due and payable, which could lead to cross-defaults and possible acceleration of unpaid principal and accrued interest of the 5.00% Convertible Senior Debentures, 0.50% Convertible Senior Debentures (defined below) and the 2007 Credit Facility.

5.00% Convertible Senior Debentures

On April 27, 2005, the Company issued $200,000 aggregate principal amount of its 5.00% Convertible Senior Debentures. Interest is payable on the 5.00% Convertible Senior Debentures on April 15 and October 15 of each year, beginning October 15, 2005. The 5.00% Convertible Senior Debentures are unsecured and are subordinated to the Company’s existing and future senior debt. The 5.00% Convertible Senior Debentures are senior to the Subordinated Debentures. Since the Company failed to file a registration statement with the SEC to register for the resale of its 5.00% Convertible Senior Debentures and the shares of common stock issuable upon conversion of the 5.00% Convertible Senior Debentures by December 31, 2005, the interest rate on the 5.00% Convertible Senior Debentures increased by 0.25% to 5.25% beginning on January 1, 2006 and continued until April 28, 2007, at which time the interest rate was reduced to the original rate of 5.00%, as

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

more fully described below. On November 9, 2006, the Company paid to certain consenting holders of April 2005 Convertible Debentures, who provided their consents prior to the expiration of the consent solicitation, a consent fee equal to 1.00% of the outstanding principal amount of the April 2005 Convertible Debentures. The supplemental indenture includes a waiver of the Company’s SEC reporting requirements through October 31, 2007, and provides for further extension through October 31, 2008 upon the Company’s payment of an additional fee of 0.25% of the principal amount of the debentures. On October 29, 2007, the Company paid the additional fee to the consenting holders of the April 2005 Convertible Debentures, and as a result, the Company’s SEC reporting requirements under the indenture were waived through October 31, 2008. In accordance with EITF 96-19, since the change in the terms of the 5.00% Convertible Senior Debentures did not result in substantially different cash flows, the change in terms was accounted for as a modification, and as a result, the consent fees of 0.25% will be recognized over future periods.

On April 28, 2007, the 5.00% Convertible Senior Debentures and the shares of common stock issuable upon conversion of the 5.00% Convertible Senior Debentures became transferable by non-affiliates of the Company without restriction pursuant to the provisions of Rule 144(k) under the Securities Act. As a result, the Company is no longer obligated to register the 5.00% Convertible Senior Debentures for resale or to pay any additional interest on the 5.00% Convertible Senior Debentures in connection therewith.

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

The 5.00% Convertible Senior Debentures are initially convertible into shares of the Company’s common stock at a conversion rate of 3.0303 shares for each $1 principal amount of the April 2005 Convertible Debentures, subject to anti-dilution and adjustments, equal to an initial conversion price of $330.00 per share at any time prior to the stated maturity. Upon the conversion of the April 2005 Convertible Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and shares of common stock. The 5.00% Convertible Senior Debentures will be entitled to an increase in the conversion rate upon the occurrence of certain change of control transactions or, in lieu of the increase, at the Company’s election, in certain circumstances, to an adjustment in the conversion rate and related conversion obligation so that the 5.00% Convertible Senior Debentures are convertible into shares of the acquiring or surviving company.

The holders of the 5.00% Convertible Senior Debentures have the right, at their option, to require the Company to repurchase all or some of their debentures on April 15, 2009, 2013, 2015 and 2020. In each case, the Company may be required to pay a repurchase price in cash equal to 100% of the principal amount of the April 2005 Convertible Debentures, plus any accrued but unpaid interest, including additional interest, if any, to the repurchase date. As a result of the repurchase feature that can be exercised in April 2009, the Company changed the classification of the outstanding principal and unpaid interest related to the 5.00% Convertible Senior Debentures from the long-term portion of notes payable to the current portion of notes payable within the Consolidated Balance Sheet. In addition, holders of the 5.00% Convertible Senior Debentures may require the Company to repurchase all or a portion of the 5.00% Convertible Senior Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the April 2005 Convertible Debentures, plus any accrued but unpaid interest and additional interest, if any, to, but not including, the repurchase date. A designated event includes certain change of control transactions and a termination of trading, occurring if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The 5.00% Convertible Senior Debentures will be redeemable at the Company’s option on or after April 15, 2009 at a redemption price in cash equal to 100% of the principal amount of the 5.00% Convertible Senior Debentures plus accrued and unpaid interest and additional interest, if any, on the 5.00% Convertible Senior Debentures to, but not including, the redemption date.

Upon a continuing event of default, the trustee or the holders of at least 25% in aggregate principal amount of the 5.00% Convertible Senior Debentures may declare the debentures immediately due and payable, which could lead to cross-defaults and possible acceleration of unpaid principal and accrued interest of the Subordinated Debentures, 0.50% Convertible Senior Debentures (defined below) and the 2007 Credit Facility.

July 2005 Convertible Senior Subordinated Debentures

On July 15, 2005, the Company issued $40,000 aggregate principal amount of its 0.50% Convertible Senior Debentures 0.50% Convertible Senior Debentures and common stock warrants (the “July 2005 Warrants”) to purchase up to 70,000 shares of the Company’s common stock. The 0.50% Convertible Senior Debentures bear interest at a rate of 0.50% per year and will mature on July 15, 2010. Interest is payable on the 0.50% Convertible Senior Debentures on January 15 and July 15 of each year, beginning January 15, 2006. The 0.50% Convertible Senior Debentures are senior to the Subordinated Debentures. Since the Company failed to file a registration statement with the SEC to register for resale the shares of common stock issuable upon conversion of the 0.50% Convertible Senior Debentures and exercise of the July 2005 Warrants by December 31, 2005, the interest rate on the 0.50% Convertible Senior Debentures increased by 0.25% to 0.75% beginning on January 1, 2006 and continued until December 3, 2007, at which time the interest rate was reduced to the original 0.50% rate, as more fully described below. Pursuant to the original purchase agreement entered into by the Company and the holders of the 0.50% Convertible Senior Debentures, on November 9, 2006, the Company entered into an agreement with the holders of the July 2005 Debentures, pursuant to which the Company paid a consent fee equal to 1.00% of the outstanding principal amount of the July 2005 Debentures, in accordance with the terms of the purchase agreement governing the issuance of the July 2005 Debentures. On October 29, 2007, in connection with the payment of the additional fee to the consenting holders of the April 2005 Convertible Debentures, the Company paid an additional fee equal to 0.25% of the outstanding principal amount of the 0.50% Convertible Senior Debentures, in accordance with the terms of the purchase agreement governing the issuance of the 0.50% Convertible Senior Debentures. In accordance with EITF 96-19, since the change in the terms of the July 2005 Convertible Senior Debentures did not result in substantially different cash flows, this change in terms is accounted for as a modification, and therefore the consent fees will be recognized over future periods.

On December 3, 2007, upon the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, the shares of common stock issuable upon conversion of the 0.50% Convertible Senior Debentures and exercise of the July 2005 Warrants became transferable by the holders of these debentures without restriction pursuant to the provisions of Rule 144(k) under the Securities Act. As a result, the Company is no longer obligated to register the 0.50% Convertible Senior Debentures for resale or to pay any additional interest on the 0.50% Convertible Senior Debentures.

The net proceeds from the sale of the 0.50% Convertible Senior Debentures and July 2005 Warrants, after deducting offering expenses and other fees and expenses, were approximately $38,900. The Company used the net proceeds from the offering for general corporate purposes, including the funding of strategic acquisitions to build capabilities in certain areas.

In accordance with the terms of the purchase agreement, the holders of the 0.50% Convertible Senior Debentures appointed a designated director to the Company’s Board of Directors effective July 15, 2005. If

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

the designated director ceases to be affiliated with the holders of the 0.50% Convertible Senior Debentures or ceases to serve on the Company’s Board of Directors, so long as the holders together hold at least 40% of the original principal amount of the 0.50% Convertible Senior Debentures, the holders or their designees have the right to designate a replacement director to the Company’s Board of Directors.

The 0.50% Convertible Senior Debentures are initially convertible on or after July 15, 2006 into shares of the Company’s common stock at a conversion price of $337.50 per share, subject to anti-dilution and other adjustments. Upon conversion of the 0.50% Convertible Senior Debentures, the Company will have the right to deliver, in lieu of shares of common stock, cash or a combination of both. The 0.50% Convertible Senior Debentures will be entitled, in certain change of control transactions, to an adjustment in the conversion obligation so that the 0.50% Convertible Senior Debentures are convertible into shares of stock, other securities or other property or assets receivable upon the occurrence of such transaction by a holder of shares of the Company’s common stock in such transaction.

The holders of the 0.50% Convertible Senior Debentures may require the Company to repurchase all or a portion of the 0.50% Convertible Senior Debentures on the occurrence of a designated event, at a repurchase price equal to 100% of the principal amount of the 0.50% Convertible Senior Debentures, plus any accrued but unpaid interest and additional interest, if any, to, but not including, the repurchase date. The list of designated events includes certain change of control transactions and a termination of trading occurring if the Company’s common stock is no longer listed for trading on a U.S. national securities exchange.

The July 2005 Warrants may be exercised on or after July 15, 2006 and have a five-year term. The initial number of shares issuable upon exercise of the July 2005 Warrants is 70,000 shares of common stock, and the initial exercise price per share of common stock is $400.00. The number of shares and exercise price are subject to certain customary anti-dilution protections and other customary terms. These terms include, in certain change of control transactions, an adjustment in the conversion obligation so that the July 2005 Warrants, upon exercise, will entitle the July 2005 Warrant holders to receive shares of stock, other securities or other property or assets receivable upon the occurrence of such transaction by a holder of shares of the Company’s common stock in such transaction.

Upon a continuing event of default, the holders of at least 25% in aggregate principal amount of the 0.50% Convertible Senior Debentures may declare the 0.50% Convertible Senior Debentures immediately due and payable, which could lead to cross-defaults and possible acceleration of unpaid principal and accrued interest of the Subordinated Debentures, 5.00% Convertible Senior Debentures and the 2007 Credit Facility.

In accordance with the provisions of EITF 98-5 and EITF 00-27, the Company allocated the proceeds received from the 0.50% Convertible Senior Debentures to the elements of the debt instrument based on their relative fair values. The Company allocated fair value to the July 2005 Warrants and conversion option utilizing the Black-Scholes option pricing model, which was consistent with the Company’s historical valuation methods. The following assumptions and estimates were used in the Black-Scholes model: volatility of 48.5%; an average risk-free interest rate of 3.98%; dividend yield of 0%; and an expected life of 5 years. The fair value of debt component of the July 2005 Debentures was based on the net present value of the underlying cash flows discounted at a rate derived from the Company’s then publicly traded debt, which was 11.4%. Once the relative fair values were established, the Company allocated the proceeds to each component of the contract. Because the conversion price was lower than the then current fair market value of the Company’s common stock, the Company determined that a beneficial conversion feature (“BCF”) existed which required separate accounting.

The accounting conversion value of the BCF calculated was $14,288 and the fair value allocated to the July 2005 Warrants was $8,073. The fair value allocated to the warrants and the accounting conversion value

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

of the BCF amounting to $22,361 were recorded as credits to additional paid-in capital. In addition, $1,000 paid to the holders in connection with this transaction was recorded as a reduction of the net proceeds. The offsetting $23,361 was treated as a discount to the $40,000 principal amount of the 0.50% Convertible Senior Debentures. Using the effective interest method with an imputed interest rate of 17.9%, the discount will be accreted as interest expense over the term of the debt contract to bring the value of the debt to its face amount at the time the principal payment is due in July 2010. As of December 31, 2008, 2007 and 2006 the Company has amortized $13,882, $8,972 and $4,851, respectively, of the discount as interest expense.

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

Chapter 11 Impact

On February 18, 2009, the Debtors filed voluntary petitions for reorganization relief under chapter 11 of title 11 of the United States Bankruptcy Code. The bankruptcy filing was made with a “pre-arranged” plan of reorganization with the support of the Secured Lenders under the 2007 Credit Facility. Wells Fargo Foothill, LLC, successor to UBS AG, Stamford Branch, as administrative and collateral agent, and the lenders, issuing banks and other agents party thereto agreed in principle to support the terms of the proposed Plan. For additional information regarding the Chapter 11 Cases, see Note 1, “Chapter 11 Bankruptcy Proceedings and Proposed Plan of Reorganization; Proposed Sale of Portions of the Company.”

As originally proposed, the Plan, among other things, provides that (i) the 2007 Secured Credit Agreement will be replaced with a new secured, senior credit facility as follows: term loan in the amount of $272,000 plus accrued interest and a synthetic letter of credit facility in the amount of up to $130,000; plus the issuance of new preferred stock; (ii) the unsecured debt, including the Subordinated Debt (as defined below), will be exchanged for different classes of common stock; and (iii) all existing equity in the Company will be cancelled for no consideration. However, based on the Company’s recent announcement regarding the proposed sale of various portions of the Company, the Company expects that the proposed Plan will be modified accordingly. The implementation of a plan of reorganization is dependent upon a number of factors,

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

including final documentation, the approval of a disclosure statement and confirmation and consummation of such plan in accordance with the provisions of the Bankruptcy Code.

The filing of the bankruptcy petitions described above constituted an event of default under the 2007 Secured Credit Agreement and under the Company’s various other debt instruments described below and results in the acceleration of all amounts due under such obligations. The ability of the creditors to seek remedies to enforce their rights under such agreements is automatically stayed as a result of the filing of Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. The automatic stay invoked by filing the Chapter 11 Cases effectively precludes any action against the Company resulting from such acceleration. Therefore, the Company continues to classify its borrowings under the Subordinated Debentures and the Term Loans under the 2007 Credit Facility as non-current on its balance sheet.

As of the Petition Date, (i) under the 2007 Secured Credit Agreement, the total principal amount of the outstanding obligations under the term loan was approximately $323,300 and the aggregate face amount of undrawn letters of credit issued under the letter of credit facility was approximately $84,100; and (ii) the Company has issued and outstanding $200,000 principal amount of the 5.00% Convertible Senior Subordinated Debentures due April 15, 2025, $40,000 principal amount of the 0.50% Convertible Senior Subordinated Debentures due July 10, 2010, $250,000 principal amount of the 2.50% Series A Convertible Subordinated Debentures due December 15, 2024 and $200,000 of the 2.75% Series B Convertible Subordinated Debentures due December 15, 2024 (collectively, the “Subordinated Debt”).

7. Accrued Payroll and Employee Benefits

Accrued payroll and employee benefits consist of the following:

	December 31,
	2008	2007

Accrued compensated absences	$87,014	$100,210
Payroll related taxes	29,778	45,671
Employee mobility and tax equalization	72,750	108,056
Accrued bonus(1)	25,220	37,393
Deferred compensation and retirement benefits	43,382	28,402
Other	37,109	48,476

Total	$295,253	$368,208

(1)	During the fourth quarter of 2008, the Company reversed $10,565 related to the 2007 portion of a performance cash award (“PCA”) program for which the Company determined the achievement of the performance condition not to be probable.

The Company has a tax equalization policy designed to ensure that its employees on domestic long-term and foreign assignments will be subject to the same level of personal tax, regardless of the tax jurisdiction in which the employee works. The Company accrues tax equalization expenses in the period incurred. If the estimated tax equalization liability, including related interest and penalties, is determined to be greater or less than amounts due upon final settlement, the difference is recorded in the current period. In 2008, the Company reversed $36,959 of these liabilities as a result of settlements at amounts less than previously estimated and recorded the resulting benefit to professional compensation.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

8. Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2008	2007

Accrual for loss contracts	$12,821	$23,006
Sales, use and value added taxes payable	31,050	37,694
Other	39,278	47,664

Total	$83,149	$108,364

9. Softline Acquisition Obligation

On May 27, 1999, KPMG LLP (the Company’s former parent) acquired all of the voting common stock of Softline Consulting & Integrators, Inc. (“Softline”), a systems integration company, and entered into an agreement with the then shareholders of Softline (the “Softline Sellers”) to acquire all of the Softline nonvoting common stock for not less than $65,000. In August 2000, the Company and the Softline Sellers entered into an amendment pursuant to which the Company acquired the nonvoting common stock of Softline and paid $65,000 to the Softline Sellers. Of the $65,000 purchase price, the parties agreed to hold back $15,000, which accrued interest at 6% per annum (the “Softline Holdback”), until the final determination of claims by the Company against the Softline Sellers. The Softline Holdback was payable in shares of the Company’s common stock (calculated based on the Company’s initial public offering price less the underwriting discount in such offering); provided, however, that the Softline Sellers could elect to receive cash in lieu of up to 30% of the shares of the Company common stock otherwise issuable to such Softline Sellers. The 30% portion of the liability that, at the election of the counterparties, can be settled in either cash or in shares of the Company’s common stock represents a derivative feature. Accordingly, the 30% portion of the liability was marked to market each reporting period based on the changes in the intrinsic value of the underlying equity shares. Any change in the value of the underlying shares was recorded as a component of interest expense, amounting to $863 and $430 for the years ended December 31, 2007 and 2006, respectively.

The Softline Sellers elected to settle the Softline Holdback by a payment of an aggregate of $2,025 in cash and the issuance of an aggregate of 11,269 shares of the Company’s common stock, which payment and issuance was made on August 16, 2007. The Company recorded the non-cash component of this settlement amounting to $10,389 within the statement of stockholders’ equity.

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

On February 18, 2009, the Debtors filed voluntary petitions for relief under chapter 11 of the title 11 of Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, as discussed in Note 1. Under the Bankruptcy Code, the filing of a petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates. Absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. The Company expects that substantially all of its pre-petition liabilities will be resolved under a plan of reorganization, if not otherwise satisfied pursuant to orders of the Bankruptcy Court.

At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on the business or certain claims and investigations being conducted by agencies or officers of the U.S. Federal government and arising in connection with the Company’s provision of services under contracts with agencies of the U.S. Federal government. A significant portion of the business relates to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government sponsored enterprises. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether the Company’s operations are being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Government Contracting Matters

Government Contracts

A significant portion of the Company’s business relates to providing services under contracts with the U.S. Federal government or state and local governments, inclusive of government-sponsored enterprises. During the year ended December 31, 2008, 39.1% of the Company’s revenue was earned from contracts with the U.S. Government or state and local governments. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Federal government or state and local governments investigate whether the Company’s operation is being conducted in accordance with these requirements and the terms of the relevant contracts. In the ordinary course of business, various government investigations are ongoing. U.S. Federal government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Federal government contracting. It cannot be determined at this time whether any findings, conclusions, penalties, fines or other amounts determined to be applicable to the Company in any such investigation could have a material effect on the Company’s results of operation, outlook or business prospects. Accordingly, as of December 31, 2008, the Company had accrued amounts related to these matters, which are not material.

Other Matters

The County of San Diego, CA

On January 6, 2009, the Company and the County of San Diego, California (“SD County”) entered into a Settlement Agreement (the “SD Settlement Agreement”) to resolve a dispute between the Company and SD County regarding the scope of work encompassed by a contract to design, develop and implement an integrated property tax system for SD County (the “IPTS Contract”). The Company and SD County recently entered into voluntary, non-binding mediation to resolve such dispute. Under the terms of the IPTS Contract, the Company’s contractual liability was limited to $31,800 plus associated legal fees and costs. To avoid the expense, disruption and uncertainty of a continuing dispute, the Company and SD County entered into the SD Settlement Agreement pursuant to which the Company paid $21,000 to SD County; the IPTS Contract is deemed terminated without cause, without any admission of liability by either party; and the Company and SD County released each other from all liabilities and claims related to the IPTS Contract. This amount ultimately was paid by drawing down on a letter of credit previously issued under the 2007 Credit Facility, which letter of credit was issued as collateral for a surety bond previously provided to SD County in support of the IPTS Contract. The Company’s obligation under the 2007 Credit Facility to reimburse the draw down in the letter of credit was funded through the incurrence of additional indebtedness under the 2007 Credit Facility and was not paid from the Company’s current cash on hand.

The full amount of the settlement was recorded as expense in the consolidated statement of operations in the year ended December 31, 2008. As certain costs on the contract had been deferred previously, a portion of the settlement expense was recorded in professional compensation and other direct contract expenses in the accompanying consolidated statements of operations in the amounts of $5,800 and $4,400 respectively. The remainder of the settlement $10,800 was recorded as other costs of service on the accompanying statements of operations.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Department of the Interior

In September 2005, the Company received a Termination for Cause notice (the “Notice”) directing it to cease work on a task order (“Task Order 3”) being completed for the Department of Interior (“DOI”). The Notice also stated that the DOI may seek to recover excess reprocurement costs or pursue other legal remedies. Although the Company does not believe that the termination was valid, the DOI subsequently terminated the underlying Basic Purchase Agreement for cause, though the only task order that was potentially affected was Task Order 3.

The Company believes that it is owed approximately $20,000 in unpaid fees in connection with Task Order 3; therefore, in July 2006, the Company filed an administrative claim against the DOI seeking payment. In January 2007, the DOI’s contracting officer denied the Company’s claim.

In addition, in September 2006, the Company filed a lawsuit against the DOI in the U.S. Court of Federal Claims, seeking to overturn the DOI’s termination for cause. On April 30, 2007, the U.S. Court of Federal Claims held that the DOI’s termination for default was procedurally invalid and dismissed the lawsuit. The appeal period expired without the DOI filing an appeal. As the Court held that the termination for default was invalid, the Company believes that there was no valid termination for default.

In August 2007, the Company appealed the DOI’s denial of the Company’s administrative claim (the “Company’s Court Claim”) for the payment of unpaid fees to the U.S. Court of Federal Appeals, seeking damages, a judicial ruling that there was no valid termination for default, and a declaration that the DOI was not entitled to any reprocurement costs or other damages.

Separately, on December 19, 2007, the General Services Administration issued a final decision that denied all but one of the Company’s claims of excusable delay, ratified the DOI’s decision to terminate for default, denied the Company’s claim and concluded that the DOI’s attempt to terminate the Basic Purchase Agreement was improper. On December 24, 2008, the DOI’s contracting officer issued its final decision on the Company’s appeal of the DOI’s denial of the Company’s administrative claim for the payment of unpaid fees. The DOI rejected the Company’s demand for payment of unpaid fees, and notified the Company that the DOI is claiming in excess of $47,000 in reprocurement costs.

The Company and the DOI have agreed to stay the Company’s Court Claim with the U.S. Court of Federal Appeals and any setoff by the DOI for reprocurement costs pending a settlement conference, currently scheduled for April 2009.

The Company believes that the termination for default is invalid based on the U.S. Court of Federal Claims ruling. In addition, the Company believes that it has a strong defense of excusable delay, and believes that where there is a meritorious case of excusable delay, terminations for cause have been overturned. As to reprocurement costs, due to the nature of the claims described by the DOI, the Company cannot make an assessment regarding any amount of such costs. The Company intends to defend itself vigorously against DOI’s assertions. While the Company believes that there is a reasonable possibility of loss in this matter, no estimate of such loss can be determined at this time. Accordingly, no liability has been recorded.

Previously Resolved Matters

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

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008. Total minimum rental payments are inclusive of payments related to leases for facilities the Company has restructured and are net of future minimum sublease income of $27,417.

Year ending December 31:

2009	$75,453
2010	54,258
2011	37,996
2012	27,333
2013	18,180
Thereafter	21,543

Total minimum payments required	$234,763

Total rental expense for all operating leases, net of sublease income, was $58,690, $69,443 and $61,490 for the years ended December 31, 2008, 2007 and 2006, respectively. Sublease income was $7,310, $6,927 and $7,642 for the years ended December 31, 2008, 2007 and 2006, respectively.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Other Commitments

In the normal course of business, the Company has indemnified third parties and has commitments and guarantees under which it may be required to make payments in certain circumstances. The Company accounts for these indemnities, commitments and guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These indemnities, commitments and guarantees include: indemnities to third parties in connection with surety bonds; indemnities to various lessors in connection with facility leases; indemnities to customers related to intellectual property and performance of services subcontracted to other providers; indemnities to directors and officers under the organizational documents and agreements of the Company; and guarantees issued between subsidiaries on intercompany receivables. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Certain of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company estimates that the fair value of these agreements was insignificant. Accordingly, no liabilities have been recorded for these agreements as of December 31, 2008.

Some clients, principally in the state and local market, require the Company to obtain surety bonds, letters of credit or bank guarantees for client engagements. As of December 31, 2008, the Company had approximately $87,937 of outstanding surety bonds and $126,171 of outstanding letters of credit for which the Company may be required to make future payment. An aggregate of $77,405 of the outstanding letters of credit are used to secure outstanding surety and performance bonds.

From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. Certain of these guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As of December 31, 2008, the Company estimates it had assumed an aggregate potential contract value of approximately $43,772 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $254 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph. The Company estimates that the fair value of these agreements was minimal. Accordingly, no liabilities have been recorded for these contracts as of December 31, 2008.

12. Stockholders’ Equity

Notes Receivable from Stockholders

On February 16, 2000, the Company issued stock awards aggregating 5,946 shares to certain employees as part of the separation of KPMG LLP’s consulting businesses. In connection with these awards, the Company also provided loans of $7,433 to the grantees for personal income taxes attributed to the awards. The loans are secured by the shares of common stock issued to the employees and, prior to August 7, 2003, bore interest at 6.2% per annum with respect to $5,845 of the principal amount and at 4.63% per annum with respect to $1,588 of the principal amount. Principal and accrued interest on the loans was due no later than August 9, 2008. In December 2007, in accordance with the terms of these loans, the Company and such

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

employees reached a settlement and agreed that in lieu of payment under the loans, such employees returned an aggregate of 5,946 shares of common stock in full satisfaction of such loans. The fair value of the respective shares on the settlement date was recorded as treasury stock and the offset to alleviate the liability was recorded to additional paid in capital and common stock.

Treasury Stock

As noted above, during 2007, the Company recorded 5,946 shares as treasury stock in connection with the settlement of shareholder notes receivable. The fair value of these shares on the date of settlement was $782. Also during 2007, 12,490 shares of the Company’s common stock were acquired by the Company to satisfy individual tax withholdings in connection with RSU settlements (see Note 13). The fair value of these shares on the date of settlement was $1,614, which was recorded to treasury stock. The Company did not repurchase any shares of its common stock in the open market during the years ended December 31, 2008, 2007 or 2006.

Preferred Stock

The Company has 10,000,000 authorized shares of $0.01 par value preferred stock. An aggregate of 1,000,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock for issuance in connection with the Company’s shareholder rights plan. As of December 31, 2008, none of the Company’s preferred stock was issued or outstanding.

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

On December 14, 2006, the plan was amended for certain changes and clarifications. These changes included a 500,000 share increase in the number of shares authorized for equity awards made under the plan; the elimination of an “evergreen” formula used to determine the number of shares available under the plan by reference to a certain percentage of the Company’s total shares outstanding; revisions that allow awards made to the most senior executives under the plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code (the “Code”); and revisions to comply with Section 409A of the Code that will minimize the risk of excise taxes being levied on plan participants in connection with changes to the vesting, settlement, or delivery of shares under the awards.

As of December 31, 2008, the LTIP had 1,843,586 shares of common stock that were authorized for grants or awards in the form of stock options, restricted stock awards, RSUs or PSUs (collectively “stock units”).

Stock options are granted with an exercise price equal to the common stock’s fair market value at the date of grant. Generally, stock options granted have 10-year contractual terms and vest over three to four years from the date of grant. Stock-based awards may be issued under the LTIP for consideration as determined by the Compensation Committee of the Board of Directors. As of December 31, 2008, the Company had stock options, restricted stock awards, RSUs and PSUs outstanding.

The Company adopted the modified prospective transition method permitted under SFAS 123(R) and consequently has not adjusted results from prior years. For grants which vest based on certain specified performance criteria, the grant date fair value of the shares is recognized over the requisite period of performance once achievement of criteria is deemed probable. For grants that vest through the passage of time, the grant date fair value of the award is recognized over the vesting period. The amount of stock-based compensation recognized during the period is based on the value of the portion of the award that is ultimately

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The pre-tax effect of the change in accounting associated with the adoption of SFAS 123(R) in 2006 was $26,653 and the application of a forfeiture rate to compensation expense recognized in prior years was not considered significant for disclosure. The after-tax stock-based compensation impact of adopting SFAS 123(R) in 2006 was $25,709 and a $6.00 per share reduction to earnings per share.

The Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 include stock-based compensation expense related to awards of stock options, RSUs, PSUs, and issuances under the Company’s ESPP, including the Company’s BE an Owner program, and restricted stock awards, as follows:

	Year Ended December 31,
	2008(1)	2007(2)	2006

Stock options	$1,144	$7,473	$21,097
RSUs	11,884	18,920	26,280
PSUs	(66,590)	66,590	—
ESPP and BE an Owner	784	3,736	5,556
Restricted stock awards	124	343	460

Total	$(52,654)	$97,062	$53,393

(1)	During the fourth quarter of 2008, an adjustment of $93,472 was recorded to reverse $66,590 of expenses originally recorded in 2007 and $26,882 of expenses recorded through the third quarter of 2008, associated with the PSU plan due to the Company’s estimate of the performance-based metrics not being probable of achievement at the end of the plan period. Additionally, the Company recorded an adjustment to the forfeiture rate on RSUs totaling $2,906.

(2)	During the year ended December 31, 2007, an adjustment of $7,586 was recorded to true up the stock-based compensation expense calculated with an estimated forfeiture rate and capture the impact of unanticipated forfeitures that occurred in the fourth quarter of 2007.

The tax benefit related to the stock based compensation recognized in 2008, 2007 and 2006 was approximately $352, $3,080 and $1,658, respectively.

The Company elected the alternative transition method as outlined in FASB Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). As the Company was in a net operating loss carry forward position, there was no windfall tax benefit in 2006 and therefore, no impact thereof.

Certain of the Company’s stock-based awards include a retirement eligibility provision that provides for the award to be fully earned upon the recipient’s attainment of retirement eligibility. Any additional contractual vesting after attainment of retirement eligibility is considered non-substantive, and therefore not included in the requisite service period. With the adoption of SFAS 123(R), the Company recognizes compensation expense related to stock-based awards granted on or after January 1, 2006 over the shorter of the requisite service period or the period to attainment of retirement eligibility. Certain awards granted to retirement- eligible employees prior to January 1, 2006 have not been accelerated and will continue to be amortized over their original vesting periods, until employment with the Company has terminated, at which point the compensation expense associated with any remaining unvested awards will be recognized. Had the Company adopted the retirement eligibility provisions of SFAS 123(R) prior to January 1, 2006, the

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

cumulative impact of the change in accounting would have been a reduction to expense of $2,222 in 2006 (pro forma).

The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model. Beginning in 2005, the Company determined the expected volatility of the options based on a blended average of the Company’s historical volatility and the volatility from its peer group, due to the limited trading experience of the Company and its current filing status. The expected life for awards was approximated by averaging the vesting term and the contractual term in accordance with the “simplified method” described in SAB No. 107, “Share-Based Payment.” The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock option grants, in the respective years, is as follows:

	Stock Price	Risk-Free		Expected
	Expected	Interest	Expected	Dividend
	Volatility	Rate	Life	Yield

Year ended December 31, 2008	46.50%	3.05%	5.7	—
Year ended December 31, 2007	41.85%	4.41%	5.5	—
Year ended December 31, 2006	50.80%	4.69%	6	—

The grant date fair value of the Company’s common stock purchased under the ESPP was estimated for the year ended December 31, 2008 using the 15% discount that the participant will receive upon the purchase. The grant date fair value of the Company’s common stock purchased or expected to be purchased under the ESPP was estimated for the years ended December 31, 2007 and 2006 using the Black-Scholes option pricing model with an expected volatility ranging between 30% to 70%, risk-free interest rates ranging from 1.29% to 3.29%, an expected life ranging from 6 to 24 months, and an expected dividend yield of zero. For the years ended December 31, 2008, 2007 and 2006, the weighted average grant date fair value of shares purchased under the ESPP was $6.60, $333.00, and $0, respectively.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Stock Option Plans

A summary of option activity as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Life (Years)	Value

Outstanding at December 31, 2007	613,393	$555.73
Granted	60,132	$102.34
Forfeited	(161,048)	$543.15

Outstanding at December 31, 2008	512,477	$506.49

Vested or expected to vest at December 31, 2008	504,174	$512.96	4.4	$—
Exercisable at December 31, 2008	457,125	$554.12	3.9	$—

The weighted-average grant-date fair value of options granted during the years 2008, 2007 and 2006 was $35.44, $134.00 and $235.00, respectively. The total fair value of options vested was $2,641, $13,970 and $28,596, respectively. No stock options were exercised in 2008, 2007 and 2006.

As of December 31, 2008, there was $1,646 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Units

On March 25, 2005, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to an aggregate of $165,000 in RSUs under the LTIP to the Company’s current managing directors (MDs) and a limited number of key employees, and delegated to the Company’s officers the authority to grant these awards. A summary of the status of RSUs as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted
		Average
	Number	Grant Date
	of RSUs	Fair Value

Nonvested at December 31, 2007(1)	128,575	$406.81
Granted	41,290	$113.59
Vested	(45,381)	$411.08
Forfeited	(33,128)	$302.04

Nonvested at December 31, 2008(1)	91,356	$310.16

Vested at December 31, 2008(1)	87,879
Outstanding at December 31, 2008(1)	179,235

(1)	Approximately 838 RSUs (net of forfeitures) and 626 RSUs (net of forfeitures) have been excluded from the December 31, 2007 and 2008 nonvested balances, respectively, because they were awarded to recipients in countries

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

where local laws require a cash settlement. Similarly, approximately 551 RSUs (net of forfeitures) and 1,177 RSUs (net of forfeitures) have been excluded from the December 31, 2008 vested and outstanding balances, respectively. Cash in the amount of $38 was used to settle these RSUs in 2008.

In 2008, 70,155 shares of common stock were used to settle RSUs. As of December 31, 2008, 160,910 RSUs and 1,250 RSUs were vested or expected to vest and exercisable, respectively, with an aggregate intrinsic value of $218 and $2, respectively. The weighted-average grant-date fair value of RSUs granted during the years 2007 and 2006 was $368.00 and $424.00, respectively. As of December 31, 2008, there was $12,753 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested RSUs. That cost is expected to be recognized over a weighted-average period of 1.6 years.

The total fair value of RSUs that vested, net of forfeitures, during the years 2008, 2007 and 2006 was approximately $18,655, $20,436, and $46,657, respectively. For RSU awards, the fair value is fixed on the date of grant based on the number of RSUs granted and the fair value of the Company’s common stock on the date of grant. RSUs granted during 2008 generally either: (i) cliff vest and settle three years from the grant date; or (ii) vest and settle over four years from the date of grant.

Certain RSU awards have performance vesting criteria, for which the Company has determined achievement to be probable. None of the common stock equivalents underlying these RSUs are considered to be issued or outstanding common stock, as issuance is dependent on various vesting and settlement terms as noted above.

Performance Share Units

On February 2, 2007, the Compensation Committee of the Company’s Board of Directors approved the issuance of up to 500,000 PSUs to the Company’s managing directors and other high-performing senior-level employees, including its executive officers, under its 2000 Amended and Restated LTIP. A summary of the status of PSUs as of December 31, 2007, and changes during the year ended December 31, 2008, is presented below:

		Weighted
		Average
	Number	Grant Date
	of PSUs	Fair Value

Nonvested and outstanding at December 31, 2007(1)	362,097	$626.55
Granted	—
Forfeited	(104,488)	$614.84

Nonvested and outstanding at December 31, 2008(1)	257,609	$631.29

(1)	Approximately 1,087 PSUs have been excluded from the December 31, 2008 and 2007 nonvested balances, respectively, because they were awarded to recipients in countries where local laws require a cash settlement.

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

The fair value of each PSU award was estimated on the date of grant using the Monte Carlo lattice-pricing model and applying the following assumptions:

•	a performance period of February 2, 2007 to December 31, 2009;

•	a grant date closing stock price equal to the closing price of a share of the Company’s common stock as reported on the New York Stock Exchange;

•	a risk-free rate range of 4.44% to 5.20% based upon a term structure over the performance period; and

•	a volatility range of 2.05% to 50.58% based upon using a term structure over the performance period incorporating an average blended rate of the Company’s historical volatility and implied volatility from the Company’s peer group within the S&P 500.

As of December 31, 2008, no PSUs are vested or expected to vest as the performance-based metrics are not probable of achievement. As a result of the Company’s assessment of the probability of achieving the performance-based metrics, during the fourth quarter of 2008, an adjustment of $93,472 was recorded to reverse $66,590 of expenses originally recorded in 2007 and $26,882 of expenses recorded through the third quarter of 2008 associated with the PSU program. As of December 31, 2008, there was $138,279 of total unrecognized compensation cost, net of expected forfeitures, related to nonvested PSUs. If the performance-based metrics become probable of achievement, that cost is expected to be recognized over a weighted-average period of 1 year.

Restricted Stock Awards

The Company has granted restricted stock to non-employee members of the Board of Directors as annual grants under the LTIP, in connection with their annual service to the Company. The awards are fully vested upon grant, but are subject to transfer restrictions defined in the LTIP until the recipient is no longer a member of the Board of Directors. Under the 2000 Amended and Restated LTIP, automatic grants ceased as of January 1, 2007. The Company may, in its discretion, provide discretionary grants. On January 18, 2008, each

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

director was granted 160 shares of restricted common stock for services rendered in 2007. In May 2007, the Board of Directors approved grants of an aggregate of 960 shares of restricted stock to its non-employee directors. The purpose of these grants was to provide additional compensation to non-employee directors for their service on the Board of Directors during 2005. During the year ended December 31, 2006, the Company granted 1,120 shares of restricted stock to non-employee directors.

Employee Stock Purchase Plan

The Company’s ESPP was adopted on October 12, 2000 and allows eligible employees to purchase shares of the Company’s common stock at a discount, up to a maximum of $25 at fair value, through accumulated payroll deductions of 1% to 15% of their compensation. Under the ESPP, shares of the Company’s common stock were purchased at 85% of the lesser of the fair market value at the beginning of the 24-month offering period (the “Look-Back Purchase Price”), and the fair market value at the end of each six-month purchase period ending on July 31 and January 31, respectively. In 2005, the Board of Directors amended the ESPP to remove the 24-month look-back purchase price for all future offering periods under the ESPP. Future offering periods will be 6-months in length and the purchase price for the Company’s common stock will be calculated at a 15% discount from the closing price on the last day of each 6-month offering period. The purchase price of the Company’s common stock for the purchase period in effect at the time of such amendment was grandfathered from this change (i.e., the purchase price was the lower of the look-back purchase price and the fair market value at the end of the purchase period) (the “Grandfathered Offering Period”). On April 18, 2007, the Board of Directors amended the ESPP to eliminate the look-back purchase price for the Grandfathered Offering Period. As amended, the purchase price for the Grandfathered Offering Period was 85% of the fair market value of the Company’s common stock at the end of the Grandfathered Offering Period. During the years ended December 31, 2008, 2007 and 2006, employees purchased a total of 45,317, 62,077 and 0 shares for $1,695, $12,374 and $0, respectively. As of December 31, 2008, $1,192 of employee contributions were held by the Company. Effective January 14, 2009, the Company terminated the ESPP program and the cash credited to each participant’s account was returned to each such participant.

In June 2005, the Company announced that certain employees below the managing director level were eligible to participate in its BE an Owner Program. Under this program, as amended, employees were intended to receive a stock grant equivalent to 3% of their annual salaries as of October 3, 2005 under the ESPP. In January 2006, the Company made a cash payment to each eligible employee in an amount equal to 1.5% of that employee’s annual salary as of October 3, 2005 (which payment was approximately $18,456 in the aggregate). In October 2007, the Company made, when it became current in the filing of its SEC periodic reports, a special contribution of approximately $10,269 representing the remaining 1.5% of eligible employees’ annual salary as of October 3, 2005 into his or her ESPP account, all of which (with the exception of $121 settled in cash, as required by local country law) was used to purchase 50,910 shares of the Company’s common stock at a 15% discount. The 15% discount offered to employees under these plans represents a cost to the Company that must be recognized in the Consolidated Statements of Operations in accordance with SFAS 123(R).

Chapter 11 Impact

On February 18, 2009, the Debtors filed voluntary petitions for reorganization relief under chapter 11 of title 11 of the United States Bankruptcy Code. The bankruptcy filing was made with a “pre-arranged” restructuring plan with the support of the Secured Lenders under the 2007 Credit Facility. Wells Fargo

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Foothill, LLC, successor to UBS AG, Stamford Branch, as administrative and collateral agent, and the lenders, issuing banks and other agents party thereto agreed in principle to support the terms of the proposed Plan. For additional information regarding the Chapter 11 Cases, see Note 1, “Chapter 11 Bankruptcy Proceedings and Plan of Reorganization; Proposed Sale of Portions of the Company.”

Under the proposed Plan, all outstanding equity of the Company, including stock options, RSUs, PSUs and restricted stock awards, is expected to be cancelled for no consideration. In addition, even if the proposed Plan is modified to reflect the proposed sale of various portions of the Company, the Company expects that all such outstanding equity will be cancelled for no consideration.

14.	Income Taxes

The Company reported income before taxes of $36,682, including net foreign income of $45,647, for the year ended December 31, 2008. The Company reported a loss before taxes of $290,490, including net foreign income of $141,096, for the year ended December 31, 2007. The Company reported a loss before taxes of $181,043, including net foreign income of $13,495, for the year ended December 31, 2006.

The components of income tax expense (benefit) are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Current:
Federal	$(15,645)	$10,972	$4,855
State and local	1,500	1,100	1,199
Foreign	59,142	49,304	27,648

Total current	44,997	61,376	33,702

Deferred:
Foreign	23,756	10,857	(1,305)

Total deferred	23,756	10,857	(1,305)

Total	$68,753	$72,233	$32,397

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The following table presents the principal reasons for the difference between the effective income tax rate on income from continuing operation and the U.S. Federal statutory income tax rate:

	Year Ended December 31,
	2008	2007	2006

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Change in reserves	(5.3)%	(4.0)%	(4.6)%
Change in valuation allowance	(32.2)%	(42.4)%	(40.2)%
Foreign taxes	30.0%	(6.0)%	2.1%
Nondeductible meals and entertainment expense	18.1%	(2.3)%	(4.3)%
State taxes, net of federal benefit	4.6%	4.3%	3.7%
Unremitted foreign earnings	60.4%	0.0%	0.0%
Foreign recapitalization and restructuring	67.3%	(5.9)%	(3.0)%
Nondeductible interest	20.4%	(0.9)%	(2.1)%
Prior year tax refund claims	(15.4)%	0.0%	0.0%
Foreign dividends	6.6%	(0.1)%	(2.6)%
Other, net	(2.1)%	(2.6)%	(1.9)%

Effective income tax rate	187.4%	(24.9)%	(17.9)%

The temporary differences that give rise to a significant portion of deferred income tax assets and liabilities are as follows:

	December 31,	December 31,
	2008	2007

Deferred income tax assets:
Net operating loss carryforwards	$307,316	$287,646
Accrued compensation	31,723	39,624
Equity-based compensation	29,809	58,805
Accrued liabilities	27,877	32,299
Other assets	61,000	76,816

Total gross deferred income taxes	457,725	495,190
Less valuation allowance	(443,652)	(468,563)

Total net deferred income tax assets	14,073	26,627

Deferred income tax liabilities:
Unremitted foreign earnings	26,463	—
Property and equipment	259	5,937
Revenue	—	5,334
Foreign currency translation	2,060	3,259

Total deferred income tax liabilities	28,782	14,530

Net deferred income tax (liability) asset	$(14,709)	$12,097

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

These deferred tax assets and liabilities are presented on the Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2008	2007

Current deferred tax assets	$13,555	$11,521
Non-current deferred tax assets	17,008	25,179
Current deferred tax liabilities	(8,339)	(15,022)
Non-current deferred tax liabilities	(36,933)	(9,581)

	$(14,709)	$12,097

The Company had U.S. net operating loss carryforwards at December 31, 2008 of approximately $654,036, which expire at various dates beginning in 2010 through 2028. The utilization of these net operating loss carryforwards is subject to limitations. The Company believes that it is more likely than not that these net operating loss carryforwards will not be utilized. The Company also had foreign net operating loss carryforwards at December 31, 2008 of approximately $246,709, which expire at various dates between 2009 and 2028 and $384,905 that carryforward indefinitely as provided by the applicable foreign law. A valuation allowance has been recorded due to the uncertainty of the recognition of certain deferred tax assets, primarily the net operating loss carryforwards of U.S., state, and certain foreign subsidiaries. The net changes in the valuation allowance for the years ended December 31, 2008, 2007 and 2006 were ($24,911), $60,414, and $69,357, respectively.

A valuation allowance is provided to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company’s valuation allowance of $443,652 and $468,563 as of December 31, 2008 and 2007, respectively, on its deferred tax asset primarily relates to the uncertainty surrounding the realization of U.S., state and certain foreign net operating loss carryforwards and foreign tax credit carryforwards.

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

To the extent the Company has not experienced a change in ownership, subsequent changes in the stock ownership of the Company could result in a change in ownership that would trigger the limitations of Section 382. If the Company were to experience a change in ownership under Section 382, the Company may be limited in its ability to fully utilize its net operating loss tax assets to offset future taxable income. The Bankruptcy Court also entered an interim order establishing notification procedures and restrictions in connection with holding and trading in the Company’s stock and claims. The order is intended to preserve, to the greatest extent possible, the potential value of certain of the Company’s and its subsidiaries’ tax attributes, both during the pendency of the Chapter 11 Cases and following emergence from bankruptcy.

During 2008, the Company was no longer able to assert its position with regard to the permanent reinvestment of earnings of certain foreign subsidiaries. As a result, the Company recorded a deferred tax liability of $26,463. Prior to 2008, the Company had not provided for U.S. income taxes on the unremitted earnings of certain foreign subsidiaries as these earnings were considered to be permanently reinvested as of

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

December 31, 2007. These earnings amounted to approximately $449,285 and $300,315 for the years ended December 31, 2007 and 2006, respectively.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and changes the standard of recognition that a tax contingency is required to meet before being recognized in the financial statements. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Beginning Balance	$249,381	$230,257
Increase as result of tax positions taken during the current period	51,751	30,446
Increase as result of tax positions taken during a prior period	2,328	9,052
Decreases as a result of tax positions taken during a prior period	(17,533)	(12,927)
Lapse of applicable statute of limitations	(351)	(7,447)

Ending Balance	$285,576	$249,381

If recognized, $186,592 and $177,518 would be recognized as a reduction of income tax expense impacting the effective income tax rate as of December 31, 2008 and December 31, 2007, respectively. The Company had $77,609 and $64,991 accrued for interest and penalties at December 31, 2008 and 2007, respectively. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Germany and Japan are the Company’s most significant foreign taxing jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through June 30, 2001, excluding an open audit of a $4,900 federal income tax refund claim. The statute of limitations is open for all remaining years. The Company has concluded all German federal income tax matters through December 31, 2002. The statute of limitations is open for all subsequent income tax periods. The Company has concluded Japanese income tax audits on all open periods through December 31, 2006.

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

During 2008, the Company filed an amended tax return claim with the Internal Revenue Service. As a result of this claim, the Company recorded a tax benefit of $5,633. This refund is under examination by the Internal Revenue Service and is subject to review by the U.S. Congress Joint Committee on Taxation. Also during 2008, the Company recorded tax expense of $19,667 related to a foreign legal restructuring. The restructuring resulted in the loss of certain loss carry-forwards and the realization of capital gains.

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

401(k) Plan

The Company sponsors a qualified 401(k) defined contribution plan (the “401(k) Plan”) covering substantially all of its US employees. Participants are permitted (subject to a maximum permissible contribution under the Internal Revenue Code for calendar year 2008 of $16) to contribute up to 50% of their pre-tax earnings to the 401(k) Plan. Employees who make salary reduction contributions during the plan year and who are employed on the last day of the 401(k) Plan year receive a Company matching contribution of 25% of the first 6% of pre-tax eligible compensation contributed to the 401(k) Plan, and, at the discretion of the Company, may receive an additional discretionary contribution of up to 25% of the first 6% of pre-tax eligible compensation contributed to the plan. Matching contributions are calculated once a year on the last day of the plan year. Effective May 1, 2006, the plan’s year end was changed to December 31 from April 30. In addition, the plan does not restrict the ability of employees to dispose of any of the Company’s common stock that are held in their retirement funds (see Note 13, “Stock-Based Compensation”). For the years ended December 31, 2007 and 2006, Company-matching contributions made, net of forfeitures, were $7,725 and $7,464, respectively. For the year ended December 31, 2008, the Company has accrued, net of forfeitures, $6,899 for Company-matching contributions to the 401(k) Plan. On February 18, 2009, in connection with the Chapter 11 Cases and in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), Bank of America, N.A., as independent fiduciary for the assets of the 401(k) Plan’s BearingPoint Stock Fund, began the process of selling all Company common stock in the BearingPoint Stock Fund. It completed the sale on February 24, 2009 and, on February 27, 2009, the cash proceeds from the sale were credited to individual 401(k) participant accounts and automatically transferred into the Merrill Lynch Retirement Preservation Trust fund for the benefit of participants.

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

For the years ended December 31, 2008, 2007 and 2006, the pension benefit plans and the postretirement medical plan had a measurement date of December 31.

The following schedules provide information concerning the pension and postretirement medical plans held by the Company:

	Pension Plans
	Year Ended December 31,
	2008	2007	2006

Components of net periodic pension cost
Service cost	$6,335	$6,613	$7,166
Interest cost	5,898	4,863	4,429
Expected return on plan assets	(1,288)	(998)	(1,075)
Amortization of loss	25	675	1,026
Amortization of prior service cost	737	396	635
Curtailment	—	—	120
Settlement	—	—	(365)

Net periodic pension cost	$11,707	$11,549	$11,936

	Postretirement Medical Plan
	Year Ended December 31,
	2008	2007	2006

Components of postretirement medical cost
Service cost	$2,525	$2,471	$1,922
Interest cost	940	866	735
Amortization of losses	—	51	156
Amortization of prior service cost	478	478	478

Net periodic postretirement medical cost	$3,943	$3,866	$3,291

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

			Postretirement
			Medical
	Pension Plans		Plan
	Year Ended		Year Ended
	December 31,		December 31,
	2008	2007	2008	2007

Change in projected benefit obligation
Benefit obligation at beginning of year	$124,021	$119,159	$15,429	$15,073
Service cost	6,335	6,612	2,525	2,471
Interest cost	5,898	4,863	940	866
Plan participants’ contributions	850	678	283	196
Benefits paid	(4,087)	(2,412)	(545)	(270)
Administrative expense	(129)	(138)	—	—
Actuarial loss (gain)	3,626	(16,854)	(2,709)	(2,907)
Effect of exchange rate changes	(4,189)	12,113	—	—

Projected benefit obligation at end of year	$132,325	$124,021	$15,923	$15,429

Change in plan assets
Fair value of plan assets at beginning of year	$26,345	$22,235	$—	$—
Actual return on plan assets	(3,151)	260	—	—
Employer contributions	4,603	3,874	262	74
Employee contributions	850	678	283	196
Benefits paid	(4,087)	(2,412)	(545)	(270)
Administrative expense	(129)	(138)	—	—
Effect of exchange rate changes	1,501	1,848	—	—

Fair value of plan assets at end of year	$25,932	$26,345	$—	$—

Reconciliation of funded status
Funded status	$(106,393)	$(97,676)	$(15,923)	$(15,429)

Net amount recognized	$(106,393)	$(97,676)	$(15,923)	$(15,429)

Amounts recognized in Accumulated Other Comprehensive Loss
Prior service cost	$2,926	$3,574	$1,070	$1,548
Net loss (gain)	3,269	(3,589)	(3,406)	(531)

Total accumulated other comprehensive loss (income)	$6,195	$(15)	$(2,336)	$1,017

Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$2,460	$—	$—
Current liabilities	(2,167)	(2,172)	(265)	(189)
Noncurrent liabilities	(104,226)	(97,964)	(15,658)	(15,240)

Net amount recognized	$(106,393)	$(97,676)	$(15,923)	$(15,429)

Accumulated benefit obligation	$117,815	$110,065	$15,923	$15,429

As of December 31, 2008, the Switzerland and German pension plans had a projected benefit obligation in excess of the fair value of assets of $7,755 and $98,639, respectively. During the year, the Company reclassified $284 from accumulated other comprehensive income to expense for its German pension plan and $478 for both its Switzerland pension plan and its postretirement medical plan. These amounts represent amortization of prior period service costs and accumulated actuarial gain loss recorded upon implementation

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

of SFAS 158. Effective July 23, 2007, the Company amended its defined benefit pension plans in Germany to no longer accept new participants.

			Postretirement
	Pension Plans		Medical Plan
	Year Ended		Year Ended
	December 31,		December 31,
	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligations
Discount rate	4.9%	5.1%	6.1%	6.1%
Rate of compensation increase	2.1%	3.0%	—	—
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.1%	4.2%	6.1%	5.8%
Expected long-term return on plan assets	4.8%	4.5%	—	—
Rate of compensation increase	3.0%	3.0%	—	—

The Company’s target allocation is 30.0% equities, 13.0% real estate and 57.0% bonds. This target allocation is used in conjunction with historical returns on these asset categories, current market conditions and future expectations in order to determine an appropriate expected long-term return on plan assets. The investment strategy with respect to the pension assets is to achieve a long-term rate of return to satisfy current and future plan liabilities while minimizing risks. The weighted average asset allocations are as follows:

	Pension Plan
	December 31,	December 31,
	2008	2007

Asset category
Bonds	51.9%	51.0%
Equities	26.7	31.0
Real estate	14.5	13.0
Other	6.9	5.0

Total	100.0%	100.0%

The benefit payments are expected to be paid from the pension and postretirement medical plans in the following years:

		Postretirement
	Pension Plans	Medical Plan

2009	$3,891	$273
2010	4,161	371
2011	4,407	456
2012	4,686	543
2013	5,008	664
Years 2014-2018	29,479	6,475

	$51,632	$8,782

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The assumed health care cost trends for the postretirement medical plan are as follows:

	December 31,	December 31,
	2008	2007

Health care cost trend rate assumed for next year	9.0%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1%-Point	1%-Point
	Increase	Decrease

Effect on total service and interest cost	$624	$(515)
Effect on Postretirement Benefit Obligation	$2,458	$(2,060)

The Company has other employee benefit pension plans outside the U.S. that are not included in the tables above for which the liability was $4,164 and $5,988 as of December 31, 2008 and 2007, respectively.

Effective December 31, 2006, the Company adopted the provisions of SFAS 158. SFAS 158 requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans as an asset or a liability in the Consolidated Balance Sheets. The funded status is measured as the difference between the projected benefit obligation and the fair value of plan assets.

The Company expects that $1,236 of unrecognized prior service cost and $400 of unrecognized net actuarial loss will be reclassified from accumulated other comprehensive loss and will be recognized as a component of net periodic benefit cost in 2009.

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

Deferred compensation plan investments are classified as trading securities and consist primarily of investments in mutual funds, money market funds and equity securities. The values of these investments are

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

based on published market quotes at the end of the period. Adjustments to the fair value of these investments are recorded in the Consolidated Statements of Operations. Gross realized and unrealized gains and losses from trading securities have not been material. These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Company’s deferred compensation plan. However, now that the Company has filed for bankruptcy, the assets of in the plan are subject to claims of all general creditors of the Company. The deferred compensation liability relates to obligations due to participants under the plan. The deferred compensation liability balance represents accumulated participant deferrals, and earnings thereon, since the inception of the plan, net of withdrawals. The deferred compensation liability is recorded within other long term liabilities on the Consolidated Balance Sheets. The Company’s liability under the plan is an unsecured general obligation of the Company. At December 31, 2008 and 2007, $3,201 and $6,766, respectively, had been deferred under the plan. In January of 2009, the Company disbursed $2,456 to plan participants in accordance with the plan requirements.

16.	Lease and Facilities Restructuring and Severance Activities

Severance Activities

Through the normal course of operations, the Company periodically adjusts the size of its workforce to better match the needs of the business. In 2008, 2007 and 2006, the Company terminated approximately 9.7%, 8.0% and 4.8% of its average annual workforce, respectively, resulting in severance costs of $27,583, $24,227 and $18,937, respectively. The Company maintains ongoing benefit plans covering employee terminations, as defined by SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” and accounts for severance costs related to these activities when management with the requisite authority approves employee termination and it is probable that no significant changes to planned terminations will occur between approval and execution. Benefits provided in excess of the Company’s ongoing benefit plans are accounted for when terminations are communicated to the affected employees.

Lease and Facilities Restructuring Activities

In connection with the Company’s office space reduction efforts, the Company recognized a $278 restructuring charge during the year ended December 31, 2008 related to lease and facility exit activities. The $278 charge, recorded within the Corporate/Other operating segment, included $43 related to the fair value of future lease obligations (net of estimated sublease income), and $235 representing unamortized cost of fixed assets associated with the exited facilities.

Additionally, the Company recognized a benefit of $3,802 for charges and adjustments associated with restructuring activities recognized prior to 2008. Since July 2003, the Company has incurred a total of $149,682 in lease and facilities-related restructuring charges in connection with its office space reduction effort relating to the following regions: $21,961 in EMEA, $863 in Asia Pacific and $126,858 in North America. As of December 31, 2008, the Company had a remaining lease and facilities accrual of $14,956 and $25,226, identified as current and non-current portions, respectively. The remaining lease and facilities accrual will be paid over the remaining lease terms which expire in 2016.

During the year ended December 31, 2007, the Company recognized a $15,814 restructuring charge related to lease, facility and other exit activities. The $15,814 charge, recorded within the Corporate/Other operating segment, included $10,095 related to the fair value of future lease obligations (net of estimated

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

sublease income) and $5,719 representing unamortized cost of fixed assets associated with the exited facilities. Additionally, the Company recorded charges and adjustments of $5,055 associated with restructuring activities recognized prior to 2007.

During the year ended December 31, 2006, the Company recognized a $29,621 restructuring charge related to lease, facility and other exit activities. The $29,621 charge, recorded within the Corporate/Other operating segment, included $27,552 related to the fair value of future lease obligations (net of estimated sublease income) and $2,069 in other costs associated with exiting facilities.

The following table summarizes the restructuring activities for the years ended December 31, 2008, 2007 and 2006:

Total

Balance at December 31, 2005	$50,597
Charges to operations	29,621
Payments	(14,142)
Other (1)	842

Balance at December 31, 2006	66,918
Charges to operations	20,869
Payments	(23,774)
Other (1)	1,671

Balance at December 31, 2007	65,684
Benefit to operations	(3,524)
Payments	(21,902)
Other (1)	(76)

Balance at December 31, 2008	$40,182

(1)	Other changes in restructuring accrual consist primarily of foreign currency translation adjustments.

The expected utilization of the remaining lease and facilities accrual is as follows:

Year Ending December 31:
2009	$14,956
2010	10,843
2011	8,219
2012	3,554
2013	2,094
Thereafter	516

Total	$40,182

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

17.	Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for certain financial assets and financial liabilities that are measured at fair value on a recurring basis. SFAS 157 provides a consistent definition of fair value, with a focus on exit price from the perspective of a market participant. In February 2008, the Company adopted FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS No. 157. In February 2008, the Company also adopted FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company has elected to defer the provisions of SFAS 157 allowed for under FSP 157-2 on impairment testing associated with Property and equipment and Goodwill, and Accrued lease and facility charges.

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

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of December 31, 2008:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
	Total Fair	Active Markets	Other	Significant
	Value of	for Identical	Observable	Unobservable
	Asset or	Assets	Input	Inputs
	Liability	(Level 1)	(Level 2)	(Level 3)(2)

Cash and cash equivalents(1)	$107,564	$107,564	$—	$—
Other current assets(1)	745	745	—	—
Other assets	26,369	26,073	—	296

Total assets	$134,678	$134,382	$—	$296

Other current liabilities(1)	$2,456	$2,456
Other liabilities(1)	745	745

Total liabilities	$3,201	$3,201

(1)	The Company has assets held in a Rabbi Trust deferred compensation plan, which generally include actively traded mutual funds and money market accounts.

(2)	The Company carries cost-basis investments in privately-held companies. An other than temporary impairment in value of $53 and a temporary impairment in value of $6 was recorded as part of Other Income in the Consolidated Statement of Operations during the year ended December 31, 2008.

18.	Segment Information

The Company’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s reportable segments consist of its three North American industry groups (Public Services, Commercial Services and Financial Services), its three international regions (EMEA, Asia Pacific and Latin America) and the Corporate/Other category (which consists primarily of infrastructure costs). Accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Upon consolidation all intercompany accounts and transactions are eliminated. Inter-segment revenue is not included in the measure of profit or loss. Performance of the segments is evaluated on operating income excluding the costs of infrastructure and shared service costs (such as facilities, information systems, finance and accounting, human resources, legal and marketing), which is represented by the Corporate/Other segment.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

Financial data presented by reportable segments is provided below:

	Year Ended December 31, 2008
	Public	Commercial	Financial			Latin	Corporate/
	Services	Services	Services	EMEA	Asia Pacific	America	Other(1)	Total

Revenue	$1,368,992	$386,599	$185,978	$833,520	$324,047	$101,361	$(3,456)	$3,197,041
Operating income (loss)	299,490	68,700	35,016	155,928	76,816	14,543	(522,000)	128,493
Depreciation and amortization	6,719	1,053	335	7,757	877	497	28,677	45,915
Interest expense(2)	183	55	—	18,899	9,567	2,344	29,975	61,023
Total assets(3)	308,048	65,106	34,762	553,197	125,821	18,779	549,202	1,654,915

	Year Ended December 31, 2007
	Public	Commercial	Financial			Latin	Corporate/
	Services	Services	Services	EMEA	Asia Pacific	America	Other(1)	Total

Revenue	$1,432,645	$509,789	$264,198	$791,298	$362,715	$90,091	$4,826	$3,455,562
Operating income (loss)	230,007	58,705	22,896	124,675	69,243	(17,059)	(721,259)	(232,792)
Depreciation and amortization	8,648	696	557	11,855	875	450	40,391	63,472
Interest expense(2)	25,025	5,638	3,412	7,586	5,476	2,074	12,005	61,216
Total assets(3)	396,542	95,003	48,026	594,675	130,109	25,159	691,890	1,981,404

	Year Ended December 31, 2006
	Public	Commercial	Financial			Latin	Corporate/
	Services	Services	Services	EMEA	Asia Pacific	America	Other(1)	Total

Revenue	$1,339,358	$554,806	$399,331	$703,083	$360,001	$82,319	$5,105	$3,444,003
Operating income (loss)	234,309	57,229	111,192	96,180	68,205	4,465	(770,849)	(199,269)
Depreciation and amortization	10,080	1,089	852	10,573	2,795	712	49,467	75,568
Interest expense(2)	25,915	6,382	4,715	3,637	9,717	2,836	(16,020)	37,182
Total assets(3)	418,999	113,948	63,342	573,489	124,068	24,714	620,680	1,939,240

(1)	Corporate/Other operating loss is principally due to infrastructure and shared services costs, such as facilities, information systems, finance and accounting, human resources, legal and marketing.
(2)	Interest expense is allocated to the industry segments based on accounts receivable and unbilled revenue.
(3)	Industry segment assets include accounts receivable, unbilled revenue, certain software and property and equipment directly attributed to the industry segment, purchased intangible assets and goodwill. All other assets are not allocated to industry segments and are classified as corporate assets.

Geographic Information

Financial data segmented by geographic area is provided below:

	Year Ended December 31,
	2008		2007		2006
		Property and		Property and		Property and
		Equipment,		Equipment,		Equipment,
	Revenue (2)	Net (3)	Revenue(2)	Net (3)	Revenue (2)	Net (3)

North America(1)	$1,941,569	$83,774	$2,206,632	$78,076	$2,293,495	$101,270

EMEA	833,520	12,783	791,298	17,660	703,083	26,930
Asia Pacific	324,047	3,491	362,715	4,738	360,001	4,886
Latin America(4)	101,361	2,139	90,091	3,197	82,319	2,314

Total outside of North America	1,258,928	18,413	1,244,104	25,595	1,145,403	34,130

Corporate/Other	(3,456)	—	4,826	—	5,105	—

Total	$3,197,041	$102,187	$3,455,562	$103,671	$3,444,003	$135,400

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

(1)	The North America region includes the Public Services, Commercial Services and Financial Services segments. The North America region is comprised of operations in the United States and Canada. The Company reports financial information for these two countries as one region. The Company’s operations in Canada do not contribute materially to the North America region.
(2)	Revenue by geographic region is reported based on where client services are supervised.
(3)	Property and equipment, net of depreciation, related to the geographic region in which the assets reside.
(4)	The Latin America region includes Mexico.

19.	Results by Quarter (unaudited)

	Quarterly Periods during the Year Ended
	December 31, 2008
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Revenue(1)	$679,310	$800,987	$886,724	$830,020

Costs of service:
Costs of service(2)(3)(4)(5)	503,903	655,128	678,890	683,333
Lease and facilities restructuring charge (credit)	2,774	1,381	(1,627)	(6,052)

Total costs of service	506,677	656,509	677,263	677,281

Gross profit	172,633	144,478	209,461	152,739
Selling, general and administrative expenses(2)(3)(4)	127,304	139,915	140,850	142,749

Operating income	45,329	4,563	68,611	9,990
Interest/other expense, net	(36,774)	(30,692)	(8,458)	(15,887)

Income (loss) before taxes	8,555	(26,129)	60,153	(5,897)
Income tax expense	5,405	4,364	41,693	17,292

Net income (loss)	$3,150	$(30,493)	$18,460	$(23,189)

Income (loss) per share — basic	$0.69	$(6.81)	$4.15	$(5.21)
Income (loss) per share — diluted	$0.52	$(6.81)	$4.15	$(5.21)

(1)	The Company’s revenue in the fourth quarter of 2008 was lower than prior quarters in 2008 due to an overall decline in billable hours and rate per hour. Additionally, the Company recorded several large adjustments to reduce revenue during the fourth quarter of 2008 as a result of performance issues on certain contracts, and settlements with clients regarding contract disputes totaling approximately $27,000.

(2)	During the fourth quarter of 2008, the Company reversed $93,472 of expenses recorded through the third quarter of 2008 associated with the PSU plan, comprised of $76,039 within costs of service and $17,433 within selling, general and administrative expenses, due to the Company’s estimate that the achievement of the performance condition associated with these awards was no longer probable at the end of the plan period.

(3)	During the fourth quarter of 2008, the Company reversed $17,720 of expenses recorded through the third quarter of 2008 associated with the PCA plan, comprised of $16,269 within costs of service and $1,452 within selling, general and administrative expenses, due to the Company’s estimate that the achievement of the performance condition associated with these awards was no longer probable at the end of the plan period.

(4)	During the fourth quarter of 2008, the Company reversed accruals of $7,721 in connection with our global tax equalization policy, comprised of $7,518 within costs of service and $203 within selling, general and administrative expenses.

(5)	During the fourth quarter of 2008, the Company recorded severance expenses of $15,699, comprised of $14,893 within costs of service and $806 within selling, general and administrative expenses resulting from the Company’s routine adjustments to the size of its workforce to better meet the needs of the business.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

	Quarterly Periods during the Year Ended
	December 31, 2007
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Revenue	$852,067	$861,897	$875,346	$866,252

Costs of service:
Costs of service	770,192	725,411	731,486	739,079
Lease and facilities restructuring charge (credit)	20,561	3,866	1,329	(4,887)

Total costs of service	790,753	729,277	732,815	734,192

Gross profit(1)	61,314	132,620	142,531	132,060
Selling, general and administrative expenses	189,042	160,324	174,707	177,244

Operating loss	(127,728)	(27,704)	(32,176)	(45,184)
Interest/other expense, net	(15,228)	(19,822)	(13,626)	(9,022)

Loss before taxes	(142,956)	(47,526)	(45,802)	(54,206)
Income tax expense(2)	26,028	20,480	18,225	7,500

Net loss	$(168,984)	$(68,006)	$(64,027)	$(61,706)

Loss per share — basic and diluted	$(38.80)	$(15.80)	$(14.91)	$(14.39)

(1)	During the fourth quarter of 2007, the Company recorded $58,800 in loss reserves and revenue write downs in addition to $20,561 in lease and facilities restructuring charges which significantly impacted gross profit.

(2)	During the fourth quarter of 2007, the Company recorded a valuation allowance against previously recognized deferred tax assets of $11,867.

20.	Related Party Transactions

AlixPartners

In September of 2008, the Company signed an Agreement for Interim Management Services with AlixPartners, LLP, an internationally recognized business and financial advisory firm to assist the Company in developing its 2009 plan, participate in its upcoming discussions to restructure its indebtedness and lead a number of key cash management initiatives. Effective November 11, 2008, the Company appointed Kenneth A. Hiltz, a managing director of AlixPartners, LLP, as the Company’s Chief Financial Officer. As of December 31, 2008, the Company has paid AlixPartners, LLP $1,615 and had an outstanding payable balance of $292 for all financial advisory services provided by the firm, including for Mr. Hiltz’s services.

Friedman Fleischer & Lowe, LLC /Spencer C. Fleischer

On July 15, 2005, the Company issued $40,000 aggregate principal amount of the 0.50% Convertible Senior Debentures and common stock warrants to purchase up to 70,000 shares of common stock pursuant to a securities purchase agreement, dated July 15, 2005 (the “FF&L Purchase Agreement”), among the Company and certain affiliates of Friedman Fleischer & Lowe, LLC (the “FF&L Purchasers”). In accordance with the terms of the FF&L Purchase Agreement, Mr. Spencer C. Fleischer was appointed to the Company’s Board as a Class I Director, effective July 15, 2005. Mr. Fleischer is a senior managing member and Vice Chairman of Friedman Fleischer & Lowe GP II, LLC, the general partner of Friedman Fleischer & Lowe GP II, LP, which is the general partner of several investment funds that make investments in private and public companies in

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

the United States and Bermuda; he has served in this capacity since 1998. If Mr. Fleischer ceases to be affiliated with the FF&L Purchasers or ceases to serve on the Board, so long as the FF&L Purchasers together hold at least 40% of the original principal amount of the July 2005 Senior Debentures, the FF&L Purchasers or their designees have the right to designate a replacement director to our Board. In connection with the Supplemental Indentures entered into for the Subordinated Debentures and the 5.00% Convertible Senior Debentures and the payment of a consent fee to the holders of the 5.00% Convertible Senior Debentures equal to 1.00% of the outstanding principal amount of the 5.00% Convertible Senior Debentures on November 9, 2006 and an additional consent fee of 0.25% on October 27, 2007, the Company paid to the holders of the 0.50% Convertible Senior Debentures an amount equal to 1.00% of the outstanding principal amount of the 0.50% Convertible Senior Debentures and an additional 0.25%, respectively. Effective July 15, 2008 Mr. Fleischer resigned from the Company’s Board of Directors.

21.	Supplemental Financial Information

The following tables present a summary of additions and deductions related to the allowances for doubtful accounts receivable and allowances for income tax valuation:

		Charge
	Balance at	(Benefit) to		Balance at
	Beginning	Costs and	Deductions-	End
Allowance for Doubtful Accounts	of Period	Expenses (1)	Write Offs	of Period

Year Ended December 31, 2008	$5,980	$(1,343)	$(2,350)	$2,287
Year Ended December 31, 2007	5,927	2,465	(2,412)	5,980
Year Ended December 31, 2006	9,326	(464)	(2,935)	5,927

(1)	Expense reflected in other costs of service in the Consolidated Financial Statements

	Balance at	Charged to	Charged	Credited to	Balance at
	Beginning	Income Tax	to Other	Income Tax	End of
Income Tax Valuation Allowance	of Period	Provision	Accounts (2)	Provision	Period

Year Ended December 31, 2008	$468,563	$0	$(12,189)	$(12,722)	$443,652
Year Ended December 31, 2007	408,149	125,590	(65,176)	—	468,563
Year Ended December 31, 2006	338,792	76,775	(7,418)	—	408,149

(2)	Other accounts include deferred tax accounts, currency translation adjustments and amounts related to the adoption of FIN 48.

22.	Subsequent Events

Bankruptcy Proceedings and Sales Transactions

As outlined in Note 1, on March 23, 2009, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement with Deloitte pursuant to which the Company and certain of its subsidiaries agreed to sell a significant portion of their assets related to the Company’s North American Public Services business to Deloitte and Deloitte agreed to assume certain liabilities associated with these assets as set forth in the Asset Purchase Agreement (the “Deloitte Transaction”). On April 17, 2009, the Bankruptcy Court approved this sale. The closing of the Deloitte Transaction occurred on May 8, 2009.

As part of the agreement with Deloitte, the Company agreed to adjust the purchase price paid for the Public Services assets as the amount of accounts receivable and unbilled revenue was refined. The first estimate of this adjustment resulted in a decrease in the purchase price of $21,000 as of the first closing of the transaction on May 8, 2009, resulting in cash received of $329,300. Of the $329,300, approximately $25,000 was set aside in escrow to be disbursed after the second closing of the Deloitte Transaction which occurred on

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

May 29, 2009 as the accounts receivable and unbilled revenues associated with the assets sold to Deloitte were further refined. This refinement is scheduled to be finalized 30 days from the date of the first close, or June 8, 2009.

Under the 2007 Credit Facility, the Company is obligated to repay the lenders amounts borrowed if the Company sells assets in excess of $15,000. The Bankruptcy Court’s order approving the Deloitte Transaction provided that all liens, claims, and encumbrances attached to the proceeds of such sale. While the undisputed amount of liens totaled $255,000, Wells Fargo and the Official Committee of Unsecured Creditors have entered into an agreed order stipulating that the disputed amount of such liens totals no more than $1,500 in the aggregate. In accordance with the Bankruptcy Court’s order approving the Deloitte Transaction and the undisputed security interests of the lenders under the 2007 Credit Facility, the Company made a payment in the amount of $255,000 to Wells Fargo from the proceeds of the Deloitte Transaction.

On April 2, 2009, BearingPoint International Bermuda Holdings Limited, the Company’s indirect subsidiary, entered into a Share Sale Agreement with PwC Advisory Co., Ltd. (“PwC Japan”), the Japanese member firm of the PricewaterhouseCoopers global network of firms, for the sale of the Company’s consulting business in Japan to PwC Japan (the “PwC Japan Transaction”). Pursuant to the Share Sale Agreement, PwC Japan agreed to purchase BearingPoint Co., Ltd. (Chiyoda-ku) (“BearingPoint Japan”), an indirect, wholly-owned subsidiary of the Company, through the purchase of all issued and outstanding shares of BearingPoint Japan (the “Shares”). The Company generated cash of approximately $45,000 in connection with the PwC Japan Transaction. In addition, in connection with the PwC Japan Transaction, PwC Japan assumed the intercompany debt owed by certain non-Debtor subsidiaries of the Company to BearingPoint Japan. The closing of the PwC Japan Transaction occurred on May 11, 2009.

On April 17, 2009, the Company and certain of its subsidiaries entered into an Asset Purchase Agreement with PricewaterhouseCoopers LLP (“PwC”) pursuant to which the Company agreed to sell a substantial portion of its assets related to its Commercial Services business unit, including Financial Services (collectively, the “CS Business”), to PwC, and PwC agreed to assume certain liabilities associated with these assets (the “PwC U.S. Transaction”). In addition, an affiliate of PwC also entered into a definitive agreement to purchase the equity interests of BearingPoint Information Technologies (Shanghai) Limited (“BearingPoint China GDC”), a subsidiary of the Company that operates a global development center in China, and certain assets of a separate global development center in India (the “PwC China/India Transaction,” and together with the PwC U.S. Transaction, the “PwC Commercial Services Transaction”). On April 27, 2009, the Bankruptcy Court approved bidding procedures in connection with an auction of all or substantially all of the assets of the CS Business and BearingPoint China GDC (the “Auction”). The Auction was held on May 27, 2009 and concluded on May 28, 2009. At a hearing on May 28, 2009, the Bankruptcy Court approved PwC as the winning bidder at the Auction. Under the terms of the winning bid, the aggregate purchase price for the PwC Commercial Services Transaction to be paid by PwC is approximately $44,000 (subject to certain contractual adjustments). The closing of the PwC Commercial Services Transaction is expected to occur by the end of June 2009 and is subject to customary closing conditions.

On April 20, 2009, the Board of Directors of the Company authorized the Company to enter into a non-binding term sheet for the sale of its EMEA business to local management. Additionally, the Company is in negotiations with other parties and local management to sell its Latin America practices and sell various Asia Pacific practices other than BearingPoint Japan and BearingPoint China GDC and is in various stages of negotiations to sell certain remaining assets that were not, or will not be, sold pursuant to other transactions. These potential transactions, together with the Deloitte Transaction, the PwC Japan Transaction and the PwC Commercial Services Transaction, are referred to collectively as the Sale Transactions.

BEARINGPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except share and per share amounts)

The purpose of these Sale Transactions is to sell all or substantially all of the Company’s business and assets to third parties or local management. Although certain of the Sale Transactions must be approved by the Bankruptcy Court and the Sale Transactions are subject to a number of risks, the Company expects that its Plan will be modified to reflect the Sale Transactions and that the Chapter 11 Cases likely will result in a liquidation of BearingPoint’s business and assets pursuant to a liquidation under either chapter 11 or chapter 7 of the Bankruptcy Code, such that BearingPoint will cease to operate as a going concern. There can be no assuarance that the Sale Transactions will be completed.

Operating in bankruptcy imposes significant risks and uncertainties on the Company’s business. See Item 1A — “Risk Factors — Risks Relating to Bankruptcy” of the Company’s Form 10-K for the year ended December 31, 2008, for a discussion of the risks and uncertainties facing our business and in investing in our securities as a result of the Chapter 11 Cases.

Defined Benefit Post Retirement Plan

On May 1, 2009, the Company’s Board of Directors, specifically the Compensation Committee, approved a change in the 401(k) plan to fully vest employer contributions for all plan participants as of January 1, 2009. There is no affect on the Company’s 2008 Consolidated Financial Statements as a result of these actions.

Impairment of Assets

The Company has determined that due to the filing for bankruptcy as well as the Sales Transactions outlined above, certain assets not part of any sales transaction, such as goodwill, property, plant and equipment, and capitalized software, are likely impaired, though the Company has not completed a formal analysis of such impairment. These impaired assets include costs associated with the Company’s’ implementation of its North American financial reporting system.

Legal Proceedings

2005 Class Action Suit.  On April 8, 2009, plaintiffs filed with the United States Bankruptcy Court for the Southern District of New York a Motion for Limited Modification of the Automatic Stay through which they requested an order modifying the automatic stay for the limited purpose of allowing the Fourth Circuit to render a decision on the pending appeal. By Order dated May 7, 2009, the Bankruptcy Court granted plaintiffs’ motion and modified the automatic stay solely to permit the Fourth Circuit to render its decision on the appeal. On May 7, 2009, plaintiffs filed a status report with the Fourth Circuit advising of the Bankruptcy Court’s modification of the automatic stay. See Item 3 — “Legal Proceedings — SEC Reporting Matters” of the Company’s Form 10-K for the year ended December 31, 2008 for more information.